Form 10-Q
period 2014-06-30
GoPro, Inc.
filed 2014-08-11
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________
Commission file number: 001-36514
GOPRO, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0629474
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3000 Clearview Way San Mateo, California	94402
(Address of principal executive offices)	(Zip Code)
(650) 332-7600
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of August 1, 2014, there were 20,470,000 shares of the Registrant’s Class A common stock outstanding and 105,542,238 shares of the Registrant’s Class B common stock outstanding.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
GoPro, Inc.
Condensed consolidated balance sheets
(unaudited)

	June 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Current assets:
Cash	$104,879	$101,410
Accounts receivable, net	49,230	122,669
Inventory, net	80,376	111,994
Prepaid expenses and other current assets	65,409	21,967
Total current assets	299,894	358,040
Property and equipment, net	38,939	32,111
Intangible assets and goodwill	16,805	17,365
Other long-term assets	36,562	32,155
Total assets	$392,200	$439,671

LIABILITIES
Current liabilities:
Accounts payable	$54,925	$126,423
Accrued liabilities	78,819	86,391
Deferred revenue	8,158	7,781
Income taxes payable	4,366	19,702
Current portion of long-term debt	66,306	60,297
Total current liabilities	212,574	300,594
Long-term debt, less current portion	41,433	53,315
Other long-term liabilities	13,719	13,930
Total liabilities	267,726	367,839

Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.0001 par value; 36,000,000 shares authorized: 30,523,036 shares issued and outstanding as of December 31, 2013 and June 30, 2014, respectively	77,227	77,198

EQUITY
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized, 81,420,040 shares issued and outstanding as of December 31, 2013	—	8
Class A common stock, $0.0001 par value, 150,000,000 shares authorized, no shares issued and outstanding	—	—
Class B common stock, $0.0001 par value, 150,000,000 shares authorized, 86,177,848 shares issued and outstanding as of June 30, 2014	9	—
Additional paid-in capital	75,914	14,510
Accumulated deficit	(28,676)	(19,884)
Total stockholders’ equity (deficit)	47,247	(5,366)
Total liabilities and stockholders’ equity (deficit)	$392,200	$439,671
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed consolidated statements of operations
(unaudited)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands, except per share amounts)
Revenue	$244,605	$177,082	$480,321	$432,139
Cost of revenue	141,736	120,242	280,938	285,870
Gross profit	102,869	56,840	199,383	146,269

Operating expenses:
Research and development	34,663	16,687	63,402	28,699
Sales and marketing	43,701	39,065	85,042	74,738
General and administrative	41,171	7,044	51,049	14,032
Total operating expenses	119,535	62,796	199,493	117,469
Operating income (loss)	(16,666)	(5,956)	(110)	28,800
Other income (expense), net	(1,536)	(1,697)	(3,161)	(3,391)
Income (loss) before income taxes	(18,202)	(7,653)	(3,271)	25,409
Income tax (benefit) expense	1,639	(2,568)	5,521	7,459
Net income (loss)	$(19,841)	$(5,085)	$(8,792)	$17,950

Less: undistributed earnings allocable to: holders of preferred stock and unvested early exercised options and restricted stock	—	—	—	(4,964)
Undistributed net income (loss) attributable to common stockholders—basic	$(19,841)	$(5,085)	$(8,792)	$12,986
Add: adjustments to net income for dilutive securities allocable to: holders of preferred stock and unvested early exercised options and restricted stock	—	—	—	680
Undistributed net income (loss) attributable to common stockholders—diluted	$(19,841)	$(5,085)	$(8,792)	$13,666

Net income (loss) per share attributable to common stockholders:
Basic	$(0.24)	$(0.06)	$(0.11)	$0.16
Diluted	$(0.24)	$(0.06)	$(0.11)	$0.14

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	82,936	80,902	82,263	80,836
Diluted	82,936	80,902	82,263	98,577
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed consolidated statements of cash flows
(unaudited)

	Six months ended
	June 30, 2014	June 30, 2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(8,792)	$17,950
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,988	5,416
Deferred taxes	(799)	(1,028)
Excess tax benefit from stock-based compensation	(20,836)	(20)
Stock-based compensation	38,230	4,627
Provision for doubtful accounts	246	293
Provision for inventory obsolescence	1,316	2,939
Loss on disposals of fixed assets and other	298	759
Changes in operating assets and liabilities:
Accounts receivable, net	73,193	26,020
Inventory	30,301	(51,590)
Prepaids and other assets	(39,504)	(9,786)
Accounts payable and accrued liabilities	(75,270)	2,607
Deferred revenue	378	(1,427)
Net cash provided by (used in) operating activities	6,749	(3,240)

Cash flows from investing activities:
Capital expenditures	(12,657)	(7,872)
Proceeds from sale of property and equipment	288	—
Cash paid for acquisition	(3,200)	—
Net cash used in investing activities	(15,569)	(7,872)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,429	137
Excess tax benefit from stock-based compensation	20,836	20
Payment of debt issuance costs and deferred public offering costs	(3,056)	(232)
Purchase of shares and net exercise of stock options	(920)	—
Issuance of debt	—	15,000
Repayment of debt	(6,000)	(13,000)
Net cash provided by financing activities	12,289	1,925
Net increase (decrease) in cash and cash equivalents	3,469	(9,187)
Cash and cash equivalents at beginning of period	101,410	36,485
Cash and cash equivalents at end of period	$104,879	$27,298

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,803	$2,076
Deferred public offering costs included in accounts payable and accrued liabilities	2,204	366
Exercise of selling stockholder options	1,709	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

1. Business overview
GoPro, Inc. (GoPro or the Company) was incorporated as Woodman Labs, Inc. in California on February 14, 2004 as an S Corporation. The Company produces mountable and wearable cameras and accessories, which the Company refers to as capture devices. The Company’s products are sold globally through retailers, wholesale distributors and on the Company’s website. The Company’s corporate headquarters are located in San Mateo, California with additional offices in Hong Kong and Shenzhen, China and Munich, Germany.
The Company completed its initial public offering (IPO) of common stock on July 1, 2014 in accordance with the Securities Act of 1933, as amended.  The Company sold 8,900,000 shares and certain of its stockholders sold 11,570,000 shares, including 2,670,000 shares for the underwriters' option to purchase additional shares.  The shares were sold at an initial public offering price of $24.00 per share for net proceeds of $200.8 million to the Company, after deducting underwriting discounts and commissions. See Note 13, Subsequent Events for additional information.

2. Basis of presentation and Summary of Significant Accounting Policies
The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flow for the interim periods presented have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.
The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed with the Securities and Exchange Commission (SEC) on June 26, 2014.
There have been no significant changes in the Company’s accounting policies from those disclosed in its prospectus filed with the SEC on June 26, 2014.
Principles of consolidation
These consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to GoPro, Inc. and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.
Use of estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to its allowance for doubtful accounts, stock-based compensation, inventory valuation, warranty liabilities, sales returns, web-

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

based sale deliveries at period-end, implied post contract support and marketing allowances, the valuation and useful life evaluation of acquired intangibles, the valuation of deferred income tax assets and uncertain tax positions. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
Recent accounting pronouncements
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on revenue from contracts with customers, which supercedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance adheres to the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, the new guidance lists five steps that entities should follow, including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when the entity satisfies a performance obligation. The new guidance becomes effective for the Company on January 1, 2017, with retrospective application permitted. Early application is not permitted. The Company is currently assessing the impact of this new guidance.
In June 2014, the FASB issued a new accounting standard update on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance becomes effective for the Company on January 1, 2016, with early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its Condensed Consolidated Financial Statements.
Correction of error
During the preparation of the accompanying condensed consolidated financial statements, the Company determined that within the consolidated statement of cash flows previously disclosed for the quarter ended March 31, 2014, net cash provided by operating activities was understated by $3.2 million and net cash used for investing activities was understated by the same amount. The Company has properly presented its condensed consolidated statement of cash flows for the six month period ended June 30, 2014 and determined that this revision is not material to prior periods.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

3. Balance sheet components
Inventory, net. Inventory, net consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013
Components	$3,754	$8,000
Finished goods	76,622	103,994
Total inventory, net	$80,376	$111,994
Prepaid expenses and other current assets. Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013
Prepaid expenses	$28,239	$3,830
Non-trade receivables	19,963	144
Current deferred tax assets	14,984	15,173
Other current assets	2,223	2,820
Total prepaid expenses and other current assets	$65,409	$21,967
Property and equipment, net. Property and equipment, net consisted of the following:

(in thousands)	Useful life (in years)	June 30, 2014	December 31, 2013
Leasehold improvements	3–7	$22,247	$20,111
Computers, software, equipment and furniture	2–7	19,697	11,988
Tooling	1–4	11,317	8,799
Tradeshow equipment and other	2–5	3,759	3,469
Construction in progress		2,650	2,151
		59,670	46,518
Less: Accumulated depreciation		(20,731)	(14,407)
		$38,939	$32,111

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Intangible Assets. Intangible asset balances are presented below:

				Weighted average remaining useful life (in years)
	June 30, 2014
(in thousands)	Gross	Accumulated amortization	Net
Developed technology	$5,330	$(2,961)	$2,369	2.7
Other intangible assets	1,160	(819)	341	1.6
	$6,490	$(3,780)	$2,710

				Weighted average remaining useful life (in years)
	December 31, 2013
(in thousands)	Gross	Accumulated amortization	Net
Developed technology	$5,330	$(2,517)	$2,813	3.2
Other intangible assets	1,160	(703)	457	2.0
	$6,490	$(3,220)	$3,270
The estimated future amortization expense of acquired intangible assets to be charged to cost of revenue and operating expenses after June 30, 2014, is as follows:

(in thousands)	Cost of revenue	Operating expenses	Total
Years ending December 31,
2014 (remaining 6 months)	$444	$107	$551
2015	888	197	1,085
2016	888	22	910
2017	149	—	149
	$2,369	$326	$2,695
Other long-term assets. Other long-term assets consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013
POP displays	$19,077	$22,379
Deposits	4,999	2,698
Long-term licenses	4,000	4,000
Long-term deferred tax assets and other	2,320	1,683
Deferred public offering costs	6,166	1,395
Total other long-term assets	$36,562	$32,155

Deferred public offering costs consist principally of legal, accounting and other fees incurred through the balance sheet date that are directly related to the Company's IPO and will be recorded against the proceeds received from the sale of the common stock. As of December 31, 2013 and June 30, 2014, $0.4 million and $2.2 million, respectively, of deferred public offering costs were included in accounts payable and accrued liabilities.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Accrued liabilities. Accrued liabilities consisted of the following:

(in thousands)	June 30, 2014	December 31, 2013
Accrued payables	$39,778	$49,975
Employee related liabilities	12,571	11,932
Customer deposits	1,736	1,316
Warranty liability	4,512	3,691
Taxes payable	11,211	7,766
Accrued sponsorship expense	2,191	2,909
Accrued sales incentives	3,579	4,909
Sales commissions	1,608	2,454
Other	1,633	1,439
Total accrued liabilities	$78,819	$86,391

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

4. Redeemable convertible preferred stock
At December 31, 2013 and June 30, 2014, there were 36,000,000 shares of Series A preferred stock authorized and 30,523,036 of Series A preferred stock issued and outstanding. Concurrent with the close of the IPO on July 1, 2014, all shares of Series A preferred stock were converted into Class B common stock. Prior to the conversion to Class B common stock, and after giving effect to the Reclassification (defined in Note 5 below), the Series A preferred stock had the following terms:
Conversion
Each share of Series A preferred stock is convertible, at the option of the holder, into shares of Class B common stock at a rate of 1-for-1. The conversion of all outstanding Series A preferred stock will occur in connection with the closing of an initial public offering, provided the aggregate offering price equals or exceeds $50.0 million.
Voting rights
The holders of shares of the Company’s Series A preferred stock vote equally with shares of Class B common stock on an as-if converted to common stock basis on all matters, including the election of directors.
Dividend rights
The holders of each Series A share are entitled to receive any noncumulative dividends on an equal basis with common stock, when and if declared by the Board of Directors of the Company (Board).
Redemption rights
In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the Company is required to redeem shares of Series A preferred stock at the original issue price of $2.53 per share plus any noncumulative dividends declared by the Board. If the holders have not previously exercised the rights granted to them, the Series A preferred stock is redeemable within 365 days after July 1, 2017, subject to a majority vote of the then outstanding Series A preferred shares. As the redemption events described above could occur and are not solely within the Company’s control, all shares of preferred stock have been presented outside of permanent equity.
On December 19, 2012, certain Series A stockholders exercised their conversion right and converted 4,211,303 shares of Series A preferred stock to common stock to participate in a common share sale transaction between the Company’s principal stockholder and a new investor pursuant to the pre-existing tag-along right. On December 20, 2012, the Series A preferred stock was modified to eliminate an 8% cumulative dividend and to extend the redemption date to July 2017. The 8% cumulative dividend had been accreted using the effective interest method from the time of issue through February 28, 2016, until the 8% cumulative dividend was eliminated on December 20, 2012. The Company recorded preferred stock dividend accretion of $4.2 million and $3.4 million in the years ended December 31, 2012 and 2011, respectively. On December 21, 2012, a dividend of $1.05 per share was declared and paid to holders of common and preferred stock totaling $117.4 million. The dividend payment to the preferred stockholders represented a settlement of accumulated dividends to date, prepayments of future cumulative dividends and participation in additional dividends paid to common stockholders as contractually provided for. The cash dividend was reflected first as a reduction to preferred stock to the extent that such dividend payments were accreted, with any cash paid in excess of this amount recorded as a reduction of retained earnings until exhausted, then as a reduction of additional paid-in-capital until exhausted, and then as accumulated deficit.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

5. Common stock and stock-based compensation
Common stock
At December 31, 2013, the Company had 150,000,000 shares of common stock authorized for issuance and 81,420,040 shares issued and outstanding. On June 20, 2014, the Company filed a Restated Certificate of Incorporation to establish two classes of authorized common stock (Reclassification): Class A common stock and Class B common stock. As a result of the Reclassification, all outstanding shares of common stock were converted into shares of Class B common stock. At June 30, 2014, the Company had 150,000,000 shares of Class A common stock authorized and 150,000,000 shares of Class B common stock authorized. At June 30, 2014, 86,177,848 shares of Class B stock were issued and outstanding and no shares of Class A stock were issued and outstanding.
The Company had the following shares of common stock reserved for issuance upon the exercise or vesting of equity instruments:

(in thousands)	June 30, 2014	December 31, 2013
Stock options outstanding	27,294	26,724
Restricted stock units outstanding	3,820	270
Stock options, restricted stock and RSUs available for future grants	13,821	1,306
	44,935	28,300
Equity incentive plans
2010 Equity Incentive Plan
In August 2010, the Board approved the adoption of the 2010 Equity Incentive Plan (2010 EIP). As amended, the 2010 EIP permitted the Company to grant up to 40,920,000 shares of the Company’s common stock. The 2010 EIP provides for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units (RSUs) and stock appreciation rights to employees, non-employee directors and consultants of the Company. All shares that were cancelled, forfeited or expired in accordance with the terms of the 2010 EIP were returned to the plan and became available for grant in conjunction with the issuance of new stock awards. Following the Reclassification, all shares subject to the 2010 EIP were Class B common stock. The 2010 EIP terminated with the establishment of the 2014 Equity Incentive Plan (2014 EIP), and no further grants were issued out of the 2010 EIP following termination, though outstanding awards under the 2010 EIP at the time of the plan’s termination remained outstanding in accordance with their terms.
2014 Equity Incentive Plan
In June 2014, the Board approved the adoption of the 2014 EIP, which became effective on June 26, 2014. The 2014 EIP permits the Company to grant up to 13,809,488 shares of the Company’s Class A common stock, which includes 339,259 shares of Class B common stock previously reserved but unissued under the 2010 EIP that became available for issuance as Class A common stock under the 2014 EIP. The share reserve may also increase to the extent that outstanding awards under the 2010 EIP expire or terminate unexercised.
The 2014 EIP will terminate in 2024, unless sooner terminated by the board of directors. The 2014 EIP provides for the grant of incentive and nonqualified stock options, restricted stock, RSUs, stock appreciation rights and performance awards to employees, non-employee directors and consultants of the Company. All shares that are cancelled, forfeited or expired are returned to the 2014 EIP and are available for grant in conjunction with the issuance of new stock awards.
The Board oversees the administration of the Company’s equity plans and generally determines eligibility, vesting schedules and other terms for awards granted under the plans. Stock options under the 2014 EIP have a maximum contractual term of not more than ten years from the date of grant and are generally exercisable upon vesting. Vesting generally occurs over four years and becomes exercisable at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter. Awards that provide for early exercise are subject to repurchase upon the termination of services prior to vesting.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

The exercise price of stock options must generally be at least 100% of the fair value of the Company’s Class A common stock based on the closing price of the shares on the date of grant.
Employee Stock Purchase Plan
Concurrent with the effectiveness of the Company’s registration statement on Form S-1 on June 26, 2014, the Company’s 2014 Employee Stock Purchase Plan (ESPP) became effective. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a discount through payroll deductions of up to 15% of their eligible compensation, subject to any plan limitations. The ESPP generally provides for six-month offering periods, and at the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s Class A common stock on the first trading day of the offering period or on the last day of the offering period.
Stock option activity
A summary of the Company’s stock option activity and related information is as follows:

	Options outstanding
(shares in thousands)	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Total intrinsic value of options exercised (in thousands)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2013:	26,724	$2.47			7.55	$367,395
Granted	4,635	17.57	$9.35
Exercised	(3,835)	0.88		$80,108
Forfeited/Cancelled	(230)	11.58
Outstanding at June 30, 2014:	27,294	$5.18			7.60	$965,340
Exercisable at December 31, 2013	20,605	$0.84			7.26	$316,812
Vested and expected to vest at December 31, 2013	25,798	$2.32			7.52	$358,624

Exercisable at June 30, 2014	18,594	$1.19			6.90	$731,810
Vested and expected to vest at June 30, 2014	26,076	$4.84			7.54	$931,254
The total fair value of stock options vested was $1.5 million and $2.3 million in the three months ended June 30, 2013 and June 30, 2014, respectively, and $2.5 million and $4.9 million in the six months ended June 30, 2013 and June 30, 2014, respectively.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

The following is a further breakdown of the options outstanding and exercisable at June 30, 2014:

	Options outstanding			Options exercisable
(options in thousands)	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
Range of exercise prices
$ 0.18–0.66	8,944	6.62	$0.62	8,736	$0.62
0.76–0.76	8,752	6.97	0.76	8,133	0.76
1.52–2.96	1,795	7.56	1.91	1,031	1.86
8.30–8.30	513	8.30	8.30	218	8.30
13.72–13.72	873	8.65	13.72	294	13.72
15.40–15.40	584	8.94	15.40	171	15.40
15.59–15.59	444	9.15	15.59	1	15.59
16.19–16.19	797	9.39	16.19	—	—
16.22–16.22	1,125	9.59	16.22	—	—
16.39–16.39	651	9.78	16.39	10	16.39
18.40–18.40	2,816	9.93	18.40	—	—
$ 0.18–18.40	27,294	7.60	$5.18	18,594	$1.19
The amount of unearned stock-based compensation currently estimated to be expensed with respect to unvested employee options at December 31, 2013 and June 30, 2014 was $22.8 million and $53.6 million, respectively. As of December 31, 2013 and June 30, 2014, the weighted-average period over which the unearned stock-based compensation is expected to be recognized was 1.0 year and 2.0 years, respectively. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.
Restricted stock
The Company has granted restricted stock pursuant to the 2010 EIP. Restricted stock are share awards that, upon grant, the holder receives restricted shares of the Company’s Class B common stock, subject to repurchase at the original issuance price upon termination of services prior to vesting. These repurchase terms are considered to be a forfeiture provision and do not result in mark-to-market accounting each reporting period. Restricted stock is legally issued and outstanding. However, restricted stock is only deemed outstanding for basic earnings per share computation purposes upon the lapse of the Company’s right of repurchase.
Early exercised stock options subject to repurchase
The Company has granted options that provide the right to exercise unvested options for shares of restricted stock pursuant to the 2010 EIP. Restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares are only deemed outstanding for basic earnings per share computation purposes upon the lapse of the Company’s right of repurchase. Cash received from option holders for exercise of unvested options is treated as a refundable deposit shown as a liability on the accompanying condensed consolidated balance sheets, and reclassified to stockholders’ equity (deficit) as the Company’s repurchase right lapses.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

The following table summarizes the activities of the Company’s restricted stock and early-exercised stock options subject to repurchase:

(in thousands except for weighted average grant date fair value)	Shares	Weighted- average grant date fair value	Aggregate intrinsic value
Non-vested shares at December 31, 2013	487	$11.03	$7,628
Granted	—
Vested	(152)
Non-vested shares at June 30, 2014	335	$12.73	$13,461

The weighted average remaining vesting term for the restricted stock and unvested early-exercised stock options subject to repurchase as of December 31, 2013 and June 30, 2014 was 1.4 years and 1.3 years, respectively. The amount of unearned stock-based compensation currently estimated to be expensed with respect to unvested restricted stock and early-exercised stock options at December 31, 2013 and June 30, 2014 was $7.4 million and $7.2 million, respectively. The total fair value of vested restricted stock and early exercised stock options subject to repurchase was $0.2 million and $0.5 million in the three months ended June 30, 2013 and June 30, 2014, respectively, and $0.3 million and $1.1 million in the six months ended June 30, 2013 and June 30, 2014 respectively.
Restricted stock units
RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s Class A common stock under the 2014 EIP or Class B common stock under the 2010 EIP. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company. The cost of these awards is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a straight-line basis over the requisite vesting period. The Company also issues RSUs with both a market condition and a service condition.  The Company estimates the fair value of these market-based RSUs using a Monte Carlo valuation model on the date of grant.
The following table summarizes the activities of the Company’s RSUs:

(in thousands except for weighted average grant date fair value)	Shares	Weighted- average grant date fair value
Non-vested shares at December 31, 2013	270	$1.52
Granted	5,050	16.66
Vested	(1,500)	18.40
Non-vested shares at June 30, 2014	3,820	14.91
The balance as of June 30, 2014 included 3 million RSUs subject to a market condition. These RSUs were issued to the Chief Executive Officer (CEO) in the second quarter of fiscal 2014 and can be earned ratably over a period of three years, subject to the achievement of certain market condition milestones that were set by the Compensation Committee. The Company estimated the fair value of these shares using a Monte Carlo valuation model with the following weighted-average assumptions:

Dividend yield	None
Expected volatility	50.9%
Risk-free interest rate	2.69%
Expected term (years)	10
Grant date fair value of underlying shares	$18.40

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

The weighted average remaining vesting term for RSUs as of June 30, 2014 was 3.1 years. The amount of unearned stock-based compensation currently estimated to be expensed with respect to RSUs at December 31, 2013 and June 30, 2014 was $4.7 million and $54.7 million, respectively. The total fair value of RSUs vested in the three and six months ended June 30, 2014 was $27.6 million.
Sharing of proceeds from sale of securities
During the development stage of the Company, the founder and CEO entered into a verbal agreement with an employee to share 10% of any proceeds from the sale of equity securities held by the founder and CEO. As a result of the issuance of preferred stock to common stockholders in February 2011, and subsequent sale of these preferred shares by the founder and CEO to third parties, an obligation under this verbal agreement arose. In order to satisfy this obligation and any future obligations that may have arisen out of this verbal agreement, the Company entered into a written agreement and provided the following forms of compensation to the employee:

•
In March 2011, the Company paid the employee $6.1 million in cash, which was recorded as compensation expense within sales and marketing expense. Also in March 2011, the CEO reimbursed the Company for $6.1 million, which was recorded as a stockholder contribution to additional paid-in capital;

•
In June 2011, the Company issued the employee an option to purchase 6,584,427 shares of common stock at an exercise price of $0.763 per share. The option vested immediately and has a contractual life of 10 years. Stock compensation expense of $6.8 million was recorded in June 2011 within sales and marketing expense as a result of this grant. Upon exercise of this option by the employee, the founder and CEO will contribute an equal number of common shares back to the Company. In June 2014, the employee exercised the option to purchase 665,443 shares, for which the CEO contributed the same number of shares back to the Company; and

•	In December 2011, the Company issued the employee 270,000 RSUs that vest upon a change in control of the Company.

Stock-based compensation expense. The following tables set forth the detailed allocation of the stock-based compensation expense (in thousands):

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Stock-based compensation expense:
Cost of revenue	$154	$157	$322	$377
Research and development	1,657	556	3,058	997
Sales and marketing	1,654	1,454	3,068	2,658
General and administrative	30,728	365	31,782	595
Total stock-based compensation expense	34,193	2,532	38,230	4,627
Total tax benefit recognized	(11,483)	(203)	(11,825)	(546)
Decrease in net income	$22,710	$2,329	$26,405	$4,081

Stock-based compensation expense by type of award:
Stock options	$3,487	$2,027	$6,380	$3,650
RSUs	29,313	—	29,493	—
Restricted stock	1,352	505	2,316	977
ESPP	41	—	41	—
Total stock-based compensation expense	34,193	2,532	38,230	4,627
Total tax benefit recognized	(11,483)	(203)	(11,825)	(546)
Decrease in net income	$22,710	$2,329	$26,405	$4,081

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Stock option valuation assumptions.

The fair value of the Company’s stock options granted to employees, officers and non-employee board members was estimated using the following weighted average assumptions:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Dividend yield	None	None	None	None
Expected volatility	53.9%	59.8%	53.9% - 56.0%	56.0% - 59.8%
Risk-free interest rate	1.7% - 1.9%	0.8% - 1.6%	1.7% - 2.0%	0.8% - 1.6%
Expected term (years)	5.3 - 6.1	5.3 - 6.1	5.3 - 6.3	5.3 - 6.1
Estimated annual forfeiture rate	6.0%	6.0%	6.0%	6.0%
Weighted average fair value at grant date	$9.63	$8.64	$9.35	$7.92
Employee Stock Purchase Plan Shares.
The fair value of the Company’s ESPP shares issued to employees was estimated using the following weighted average assumptions:

Three months ended
June 30, 2014
Dividend yield	None
Expected volatility	45.5%
Risk-free interest rate	0.1%
Expected term (years)	0.6
Weighted average fair value at purchase date	$7.04

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

6. Income tax (benefit) expense

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income tax (benefit) expense	1,639	(2,568)	5,521	7,459
Effective tax rate	(9.0)%	33.6%	(168.8)%	29.4%
Income tax expense for the three months ended June 30, 2014 was $1.6 million compared to a tax benefit of $2.6 million for the three months ended June 30, 2013. The tax expense for the three months ended June 30, 2014 was higher than for the three months ended June 30, 2013 primarily due to the impact of losses which could not be benefited in 2014 and foreign withholding taxes.
Income tax expense for the six months ended June 30, 2014 was $5.5 million compared to $7.5 million for the six months ended June 30, 2013. The tax expense for the six months ended June 30, 2014 was lower than for the six months ended June 30, 2013 primarily due to lower U.S. pre-tax income.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

7. Net income (loss) per share attributable to common stockholders
Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. In June 2014, the Company filed a Restated Certificate of Incorporation which established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all outstanding shares of common stock were converted into shares of Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock is also convertible into Class A common stock on the same basis upon any transfer, whether or not for value, except for “Permitted Transfers” as defined in the Company’s Restated Certificate of Incorporation. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding.
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average common shares outstanding. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares, if the effect of each class of potential shares of common stock is dilutive.
The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as the conversion of Class B common stock is assumed in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation. As of June 30, 2014, there were no Class A shares issued and outstanding.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

The following table presents the calculations of basic and diluted net income (loss) per share attributable to Class B common stockholders:

	Three months ended		Six months ended
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator:
Net income (loss)	$(19,841)	$(5,085)	$(8,792)	$17,950
Less: undistributed earnings allocable to:
holders of preferred stock	—	—	—	(4,904)
holders of unvested early exercised options and restricted stock	—	—	—	(60)
Undistributed net income (loss) attributable to common stockholders—basic	$(19,841)	$(5,085)	$(8,792)	$12,986
Add: adjustments to net income (loss) for dilutive securities allocable to:
holders of preferred stock	—	—	—	672
holders of unvested early exercised options and restricted stock	—	—	—	8
Undistributed net income (loss) attributable to common stockholders—diluted	$(19,841)	$(5,085)	$(8,792)	$13,666

Denominator:
Weighted-average common shares—basic	82,936	80,902	82,263	80,836

Effect of potentially dilutive securities:
Stock options and RSUs	—	—	—	17,741
Weighted-average common shares—diluted	82,936	80,902	82,263	98,577

Net income per share attributable to common stockholders:
Distributed earnings—basic	$—	$—	$—	$—
Undistributed earnings (loss)—basic	(0.24)	(0.06)	(0.11)	0.16
Basic net income (loss) per share	$(0.24)	$(0.06)	$(0.11)	$0.16
Distributed earnings—diluted	$—	$—	$—	$—
Undistributed earnings (loss)—diluted	(0.24)	(0.06)	(0.11)	0.14
Diluted net income (loss) per share	$(0.24)	$(0.06)	$(0.11)	$0.14

The following potentially dilutive shares of common stock subject to options, RSUs, unvested stock awards and redeemable convertible preferred stock were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Series A redeemable convertible preferred stock	30,523	30,523	30,523	30,523
Stock options and RSUs	29,502	25,296	28,550	762
Unvested stock awards and stock options	370	347	411	378
	60,395	56,166	59,484	31,663

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

8. Financing Arrangements

Credit facility
On December 21, 2012, the Company entered into a $170.0 million syndicated senior secured credit facility consisting of a $120.0 million three-year term loan facility and a $50.0 million four-year revolving credit facility. The Company received net proceeds of $127.6 million, net of $2.4 million of debt issuance and lender costs. The debt issuance and lender costs were allocated between the term loan facility and the revolving credit facility based on the maximum lending commitment amounts. The debt issuance costs allocated to the term loan facility are reported as deferred charges and the lender costs allocated to the term loan facility are included in the carrying value of the term loan as debt discount. The deferred issuance and lender costs allocated to the term loan facility are being amortized to interest expense over the contractual term of the term loan facility using the effective interest method. Costs allocated to the revolving credit facility are deferred and amortized using the straight-line method over the four-year contractual term of the revolving credit facility. Borrowings under the credit facility are collateralized by substantially all of the assets of the Company.
The term loan facility has scheduled quarterly principal repayments due on the last day of each quarter of $1.5 million per quarter in 2013, $3.0 million per quarter in 2014 and $6.0 million for the first three quarters of 2015 with the balance of $84.0 million due on December 21, 2015. The interest rate is based on the 6-month adjusted LIBOR (London Interbank Offered Rate) plus 2.5%. The initial contractual interest rate is 3.06% and will adjust every six months. The inception date effective interest rate was 3.71%. The Company may prepay the term loan at any time, without penalty. Mandatory additional principal prepayments may be required based on excess cash flows of the Company. The Company’s excess cash flows, as defined in the credit facility, for 2013 triggered a contractual principal prepayment obligation of $48.5 million, which amount has been classified as a current liability as of December 31, 2013 and June 30, 2014. In April 2014, the Company amended the credit facility agreement for its term loan to extend the due date for this contractual principal prepayment from April 2014 to December 2014.
As of December 31, 2013 and June 30, 2014, $114.0 million and $108.0 million of the term loan were outstanding, respectively. The remaining unamortized discount was $0.4 million and $0.3 million as of December 31, 2013 and June 30, 2014, respectively. The effective interest rate on the term loan was 3.79% and 4.03% on December 31, 2013 and June 30, 2014, respectively. Concurrent with the close of the IPO on July 1, 2014, the Company repaid, in full, the term loan outstanding of $108.0 million.
The revolving credit facility, which remains in place, matures on December 21, 2016. Principal can be paid and re-borrowed during the term of the revolving credit facility. The interest rate is based on the 3-month adjusted LIBOR plus 2.5%. The initial interest rate was 2.81% and will adjust quarterly for any balance outstanding. Mandatory additional principal repayments may be required based on excess cash flows of the Company once the term loan facility has been fully repaid. As of December 31, 2013 and June 30, 2014, zero of the revolving credit facility was drawn down. As of December 31, 2013, $20.0 million of the revolving credit facility was committed to a standby letter of credit. In April 2014, the $20.0 million standby letter of credit was terminated.
The credit agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its restricted subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The credit agreement contains an acceleration clause for certain events related to the Company’s financial creditworthiness, including a financial covenant that requires the Company to maintain specific consolidated ratios. As of December 31, 2013 and June 30, 2014, the Company was in compliance with all covenants.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

9. Related parties

Beginning in fiscal year 2013, the Company entered into agreements for certain contract manufacturing and engineering services with a company affiliated with one of its investors. In the three and six months ended June 30, 2014, the Company made payments of $3.0 million and $11.4 million, respectively, for services rendered. As of December 31, 2013 and June 30, 2014, the Company had accounts payable associated with this vendor of $3.9 million and $0.1 million, respectively.
In the second quarter of fiscal year 2013, the Company settled an outstanding legal matter with one of the CEO’s family members for $0.2 million.
In the second quarter of fiscal year 2013, the Company loaned one of its executive officers $150,000 pursuant to a demand payment loan that did not bear interest, which was fully repaid in March 2014.
In the third quarter of fiscal year 2013, the Company entered into an agreement with a company affiliated with the son of one of the members of the Board to acquire certain naming rights to a sprint kart race track. As consideration for these naming rights, the Company will pay a total of $0.5 million in installments beginning in October 2013 over the naming rights period. In addition to the fee, the Company will also provide the company with 100 GoPro capture devices at no cost each year during the term of the agreement, which is three years. As of June 30, 2014, the Company has paid $0.2 million related to this agreement.
In fiscal year 2013 and the first six months of fiscal year 2014, the Company incurred and expensed company related chartered aircraft fees for the use of the CEO’s private plane, for which $0.3 million was accrued as of June 30, 2014.
In May 2014, the Company amended the outstanding stock options granted to the former Chief Financial Officer to facilitate the net exercise of those options and subsequently repurchased 41,154 shares of common stock from the former Chief Financial Officer’s estate at a purchase price of $18.40 per share.
On June 3, 2014, the Company granted to the newly hired President of the Company an option to purchase 2,227,106 shares of common stock. In addition, the Company issued the President 248,749 RSUs and the CEO 4,500,000 RSUs. Of the 4,500,000 RSUs issued to the CEO, 1,500,000 RSUs vested immediately, 1,500,000 RSUs vest over a three-year period with the attainment of a milestone stock price for 30 consecutive days, and 1,500,000 RSUs vest over a 3-year period with the attainment of a second milestone stock price for 30 consecutive days.
In June 2014, the CEO purchased seven automobiles from the Company for a total purchase price of $0.3 million.
Other related party transactions involving the Company’s CEO are discussed in Note 5, “Common stock and stock-based compensation.”

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

10. Commitments, contingencies and guarantees

The following table summarizes the Company’s contractual commitments as of June 30, 2014:

(in thousands)	Total	1 year (remaining 6 months fiscal 2014)	2-3 years (fiscal 2015 and 2016)	4-5 years (fiscal 2017 and 2018)	More than 5 years (beyond fiscal 2018)
Term loan principal and interest(1)	$112,340	$57,419	$54,921	$—	$—
Operating leases(2)	29,459	4,332	13,829	10,705	593
Sponsorship commitments(3)	17,851	4,929	12,621	301	—
Other contractual commitments(4)	3,937	232	3,705	—	—
Capital equipment purchase commitments(5)	12,242	12,242	—	—	—
Total contractual cash obligations	$175,829	$79,154	$85,076	$11,006	$593

(1)	See Note 8, “Financing arrangements.” Interest payments were calculated using the applicable rate as of June 30, 2014.

(2)
The Company leases its facilities under long-term operating leases, which expire at various dates through May 2019. The lease agreements frequently include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases.

(3)	The Company sponsors sporting events and athletes as part of its marketing efforts. In many cases, the Company enters into multi-year agreements with event organizers and athletes.

(4)	The Company purchases software licenses and engages outside consultants to assist with upgrading or implementing its financial and IT systems, which require payments over multiple years.

(5)
The Company enters into contracts to acquire equipment for tooling and molds as part of its manufacturing operations. In addition, the Company incurs purchase commitments related to the manufacturing of its POP displays by third parties.

Rent expense was $0.9 million and $1.9 million for the three months ended June 30, 2013 and June 30, 2014, respectively, and $1.6 million and $3.2 million for the six months ended June 30, 2013 and June 30, 2014, respectively.
Legal proceedings
From time to time, the Company is involved in legal proceedings in the ordinary course of business. The Company believes that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on the results of operations, financial condition or cash flows of the Company.
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Product warranty
As of December 31, 2013, $3.7 million of the Company's warranty liability was recorded as an element of accrued liabilities and $0.2 million was recorded as an element of other long-term liabilities. As of June 30, 2014, $4.5 million of the warranty liability was recorded as an element of accrued liabilities and $0.2 million was recorded as an element of other long-term liabilities.
The following table summarizes the warranty liability activity:

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Beginning balances	$2,551	$2,695	$3,870	$1,937
Charged to cost of revenue	3,928	1,291	4,200	3,119
Settlements of warranty claims	(1,801)	(1,169)	(3,392)	(2,239)
Ending balances	$4,678	$2,817	$4,678	$2,817

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

11. Employee retirement plan

The Company has established a 401(k) tax-deferred savings plan (401(k) Plan), which permits participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code. In March 2014, the Company modified its 401(k) Plan to allow the Company to make a matching contribution up to 4% of the employees' 401(k) eligible compensation, which was made retroactive to January 1, 2014.

12. Concentrations of risk and segment information

Segment information
The Company operates as one operating segment as it only reports financial information on an aggregate and consolidated basis to its CEO, who is the Company’s chief operating decision maker.
Customer concentration
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company believes that the credit risk in its trade receivables is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within management’s expectations.
Customers with accounts receivable equal to or greater than 10% of total accounts receivable as of December 31, 2013 and June 30, 2014 were as follows:

	June 30, 2014	December 31, 2013
Customer A	20%	21%
Customer B	12%	14%
Customer C	*	11%
* Less than 10% of total accounts receivable for the period indicated
In the three and six months ended June 30, 2014, respectively, the Company sold accounts receivables, without recourse, of $37.9 million and $69.2 million, respectively, from a retail customer to a third-party banking institution. Factoring fees of $0.3 million and $0.6 million in the three and six months ended June 30, 2014, respectively, related to the sale of trade accounts receivable were included in interest expense.
Customers with revenue equal to or greater than 10% of total revenue for the three and six months ended June 30, 2013 and June 30, 2014 were as follows:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Customer A	17%	15%	15%	14%
Customer B	*	10%	*	*

*	Less than 10% of total revenue for the period indicated

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Supplier concentration
The Company relies on third parties for the supply and manufacture of its capture devices. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all.
The Company also relies on third parties with whom it outsources supply chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. The Company cannot be sure that these parties will perform their obligations as expected or that any cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with the Company or otherwise fails to perform their obligations in a timely manner, the Company’s financial results may be adversely affected.
Geographic and other information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Americas	$152,710	$102,017	$277,876	$235,491
Europe, Middle East and Africa	62,832	58,925	142,939	146,708
Asia and Pacific area countries	29,063	16,140	59,506	49,940
	$244,605	$177,082	$480,321	$432,139
Revenue in the United States, which is included in the Americas geographic region, was $92.1 million and $132.7 million for the three months ended June 30, 2013 and June 30, 2014, respectively, and $207.6 million and $243.3 million for the six months ended June 30, 2013 and June 30, 2014, respectively.
As of December 31, 2013 and June 30, 2014, long-lived assets, which represent property and equipment, located outside the United States, primarily China, were $6.0 million and $10.8 million, respectively.
The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

13. Subsequent events
On July 1, 2014, subsequent to the close of the Company’s second quarter ended June 30, 2014, the Company completed its IPO of 17,800,000 shares of Class A common stock, at $24.00 per share, before underwriting discounts and commissions. The Company sold 8,900,000 shares and existing stockholders sold an aggregate of 11,570,000 shares, including 2,670,000 shares as a result of the underwriters’ exercise of their option to purchase additional shares. The IPO generated net proceeds to the Company of approximately $200.8 million, after deducting underwriting discounts and commissions. Offering costs incurred by the Company were approximately $6.2 million and will be recorded against the proceeds received from the sale of the common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
The outstanding shares of convertible preferred stock converted into shares of the Company’s Class B common stock concurrent with the close of the IPO on July 1, 2014. Following the IPO, there were no shares of the Company’s convertible preferred stock outstanding.
Concurrent with the close of the IPO, the Company paid off, in full, the term loan balance outstanding of $108.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward-looking statements are subject to significant risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those referenced in “Risk Factors” in Part II, Item 1A, and elsewhere in this report. Our business, financial condition or results of operations could be materially harmed by any of these or other factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report. References in this report to “GoPro,” “we,” “us,” “our” and the “Company” refer to GoPro, Inc., a Delaware corporation, and its subsidiaries.
Overview
GoPro is transforming the way consumers capture, manage, share and enjoy meaningful life experiences. We do this by enabling people to capture compelling, immersive photo and video content of themselves participating in their favorite activities.
We were founded in 2004 to address the limitations of traditional cameras. In 2004, we shipped our first product, a wrist-mounted, waterproof, film-based capture device, and in 2006 we shipped our first digital capture device, the Digital HERO. We introduced our first HD capture device in 2009, the HD HERO, and we introduced our current HERO3+ family of capture devices in late 2013. We also sell mountable and wearable accessories that enable professional quality capture at affordable prices.
We have continued to enhance our product offering by providing software solutions that address the pain points of managing, editing and sharing content. GoPro Studio enables our customers to easily edit and share simple or complex videos. The GoPro App enables customers to easily and wirelessly manage and share content from our HERO capture devices.
Since we launched our first HD camera in 2009, we have experienced rapid growth. In the three months ended June 30, 2013 and June 30, 2014, we generated revenue of $177.1 million and $244.6 million, respectively, and in the six months ended June 30, 2013 and June 30, 2014, we generated revenue of $432.1 million and $480.3 million, respectively. In the three months ended June 30, 2013 and June 30, 2014, we reported net income (loss) of $(5.1) million and $(19.8) million, respectively, and in the six months ended June 30, 2013 and June 30, 2014, we reported net income (loss) of $18.0 million and $(8.8) million, respectively. Substantially all of our revenue has been generated from the sale of cameras and accessories.
Our sales strategy initially targeted independent specialty retailers focused on action sports markets, which we believe helped to establish the authenticity of our brand. We now sell our products both directly and through distribution. Our direct channel includes big box, mid-market and independent specialty retailers, as well as our website. We use our distribution channel to sell internationally and into certain specialty markets. As of June 30, 2014, our products were sold to customers in more than 100 countries and through more than 25,000 retail outlets. Sales outside of the United States represented 48% and 46% of our revenue for the three months ended June 30, 2013 and June 30, 2014, respectively, and 52% and 49% of our revenue for the six months ended June 30, 2013 and June 30, 2014, respectively.
We believe consumer demand for compelling content, combined with our self-capture technology and the popularity of social media, create a significant media opportunity for GoPro. GoPro programming, a combination of GoPro originally produced content and “best of” user-generated content, or UGC, has developed a growing audience. To scale this, we have built a team of production professionals who regularly produce content based on inspiring stories from around the world, captured exclusively with our capture devices. In addition, we actively curate and redistribute, with permission, UGC as GoPro-branded content through the GoPro Network, which includes the GoPro Channels on Facebook, Instagram, Twitter, Virgin America, Xbox 360 and YouTube.

We face potential challenges that could limit our ability to take advantage of these opportunities, including the risk that we may not be able to continue to develop and introduce new products and attract new customers. We do not expect to sustain or increase our revenue growth rates. In addition, we rely on a small number of retailer and distributor customers for a significant portion of our revenue. One retailer accounted for 15% and 17% of our revenue for the three months ended June 30, 2013 and June 30, 2014, respectively, and 14% and 15% of our revenue for the six months ended June 30, 2013 and June 30, 2014, respectively.
We rely on contract manufacturers for the production of our cameras and accessories. All of the components that go into the manufacture of our cameras and accessories are sourced from third-party suppliers, and some of these suppliers are the sole source for important components. We utilize third-party logistics providers for product fulfillment.
Key business metrics
In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Key business metrics:
Units shipped	854	653	1,706	1,607
Adjusted EBITDA	$25,724	$2,341	$54,351	$43,264

•
Units shipped.    Units shipped represent the number of individual packaged camera units that are shipped during a reporting period, net of any returns. Packaged camera units include a waterproof housing, a battery, selected mounts and other accessories which vary by model. We monitor units shipped on a daily basis as it is a key indicator of revenue trends for a reporting period. We use units shipped to help optimize our fulfillment operations and shipment allocations in order to better maintain operating efficiencies and improve customer satisfaction.

•
Adjusted EBITDA.    Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted after excluding the impact of: provision (benefit) for income taxes, interest income, interest expense, depreciation and amortization, POP display amortization and stock-based compensation. We use adjusted EBITDA as a key measure to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Adjusted EBITDA is not prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. You should consider adjusted EBITDA alongside other financial performance measures, including our financial results presented in accordance with GAAP.

The following table presents a reconciliation of net income to adjusted EBITDA:

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (loss)	$(19,841)	$(5,085)	$(8,792)	$17,950
Income tax (benefit) expense	1,639	(2,568)	5,521	7,459
Interest (income) and expense, net	1,390	1,369	2,725	2,701
Depreciation and amortization	4,177	3,207	7,988	5,416
POP display amortization	4,166	2,886	8,679	5,111
Stock-based compensation	34,193	2,532	38,230	4,627
Adjusted EBITDA	$25,724	$2,341	$54,351	$43,264

Results of Operations

The following table sets forth the components of our consolidated statements of operations for each of the periods presented:

	Three months ended		Six months ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	$244,605	$177,082	$480,321	$432,139
Cost of revenue(1)	141,736	120,242	280,938	285,870
Gross profit	102,869	56,840	199,383	146,269

Operating expenses:
Research and development(1)	34,663	16,687	63,402	28,699
Sales and marketing(1)	43,701	39,065	85,042	74,738
General and administrative(1)	41,171	7,044	51,049	14,032
Total operating expenses	119,535	62,796	199,493	117,469
Operating income (loss)	(16,666)	(5,956)	(110)	28,800
Other income (expense), net	(1,536)	(1,697)	(3,161)	(3,391)
Income (loss) before income taxes	(18,202)	(7,653)	(3,271)	25,409
Income tax (benefit) expense	1,639	(2,568)	5,521	7,459
Net income (loss)	$(19,841)	$(5,085)	$(8,792)	$17,950

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$154	$157	$322	$377
Research and development	1,657	556	3,058	997
Sales and marketing	1,654	1,454	3,068	2,658
General and administrative	30,728	365	31,782	595
Total stock-based compensation expense	$34,193	$2,532	$38,230	$4,627

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue	100%	100%	100%	100%
Cost of revenue	58%	68%	58%	66%
Gross profit	42%	32%	42%	34%

Operating expenses:
Research and development	14%	9%	13%	7%
Sales and marketing	18%	22%	18%	17%
General and administrative	17%	4%	11%	3%
Total operating expenses	49%	35%	42%	27%
Operating income (loss)	(7)%	(3)%	0%	7%
Other income (expense), net	—%	(1)%	(1)%	(1)%
Income (loss) before income taxes	(7)%	(4)%	(1)%	6%
Income tax (benefit) expense	1%	(1)%	1%	2%
Net income (loss)	(8)%	(3)%	(2)%	4%

Revenue

	Three months ended				Six months ended
(dollars in millions)	June 30, 2014	June 30, 2013	$ Change	Percent Change	June 30, 2014	June 30, 2013	$ Change	Percent Change
Revenue	$244.6	$177.1	$67.5	38%	$480.3	$432.1	$48.2	11%

Revenue for the three months ended June 30, 2014 increased 38% to $244.6 million from $177.1 million for the three months ended June 30, 2013, primarily due to an increase in units shipped. Units shipped in the three months ended June 30, 2014 increased 31% to 0.9 million from 0.7 million in the three months ended June 30, 2013. Further contributing to the increase in revenue in the three months ended June 30, 2014 was a 5% increase in the average selling price of units shipped. The increase in average selling price in the three months ended June 30, 2014 was primarily driven by a shift in product mix to the HERO3+ Black edition capture devices. Our revenue in the three months ended June 30, 2014 also increased, to a lesser extent, as a result of an increase in accessory unit shipments. Our revenue increased in each of our primary geographical regions of the Americas, Asia Pacific and EMEA (Europe, Middle East and Africa) in the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Revenue for the six months ended June 30, 2014 increased 11% to $480.3 million from $432.1 million for the six months ended June 30, 2013, due to an increase in units shipped and their average selling price. Units shipped in the six months ended June 30, 2014 increased 6% to 1.7 million from 1.6 million in the six months ended June 30, 2013. Average selling price of units shipped increased 4% in the six months ended June 30, 2014 compared to the six months ended June 30, 2013. The increase in average selling price in the six months ended June 30, 2014 was primarily driven by a shift in product mix to the HERO3+ Black edition capture devices. Our revenue in the six months ended June 30, 2014 also increased, to a lesser extent, as a result of an increase in accessory unit shipments. Our revenue increased in each of our primary geographical regions of the Americas, Asia Pacific and EMEA in the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

We expect revenue to increase in the three month period ending September 30, 2014 compared to the three months ended September 30, 2013 and June 30, 2014.

Cost of revenue, gross profit and gross profit margin

	Three months ended				Six months ended
(dollars in millions)	June 30, 2014	June 30, 2013	$ Change	Percent Change	June 30, 2014	June 30, 2013	$ Change	Percent Change
Cost of revenue	$141.7	$120.2	$21.5	18%	$280.9	$285.9	$(5.0)	(2)%
Gross profit	$102.9	$56.8	$46.1	81%	$199.4	$146.3	$53.1	36%
Gross profit margin	42%	32%			42%	34%

Gross profit margin increased to 42% in the three months ended June 30, 2014 from 32% in the three months ended June 30, 2013 primarily due to lower product costs for our HERO3+ capture devices introduced in the fourth quarter of 2013 compared to our previous generation HERO3 capture devices, coupled with a 5% increase in average selling prices of units shipped. In addition, reserves for unused purchase commitments declined from the three months ended June 30, 2013, which contributed to an increase of three percentage points in gross margin.
Gross profit margin increased to 42% in the six months ended June 30, 2014 from 34% in the six months ended June 30, 2013 primarily due to lower product costs for our HERO3+ capture devices compared to our previous generation HERO3 capture devices, coupled with a 4% increase in average selling prices of units shipped. This was partially offset by increased sales of lower margin LCD BacPac and Battery BacPac accessories.
We expect gross profit margin to fluctuate over time based on product mix, changes in product costs related to the release of different capture device models and changes in average selling price. We expect our gross margin percentage to increase in the three month period ending September 30, 2014 compared to the three months ended September 30, 2013 and to decrease compared to the three months ended June 30, 2014.

Research and Development

	Three months ended				Six months ended
(dollars in millions)	June 30, 2014	June 30, 2013	$ Change	Percent Change	June 30, 2014	June 30, 2013	$ Change	Percent Change
Research and development	$34.7	$16.7	$18.0	108%	$63.4	$28.7	$34.7	121%
% of revenue	14%	9%			13%	7%
Research and development expense increased $18.0 million, or 108%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due primarily to a $8.5 million increase in personnel related costs associated with increased headcount to support our broadened product portfolio, a $4.5 million increase in consulting and outside professional service costs, a $2.3 million increase in facility and information technology support costs and a $2.0 million increase in equipment costs.
Research and development expense increased $34.7 million, or 121%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to a $16.8 million increase in personnel related costs associated with an increase in headcount, a $9.6 million increase in consulting and outside professional service costs, a $3.7 million increase in facility and information technology support costs and a $3.1 million increase in equipment costs.
We expect our research and development expense for the period ending September 30, 2014 to increase in absolute dollars as we continue to make significant investments in developing new products, applications, functionality and other offerings. We expect research and development expense to increase in the three month period ending September 30, 2014 compared to the three months ended September 30, 2013 and June 30, 2014.

Sales and Marketing

	Three months ended				Six months ended
(dollars in millions)	June 30, 2014	June 30, 2013	$ Change	Percent Change	June 30, 2014	June 30, 2013	$ Change	Percent Change
Sales and marketing	$43.7	$39.1	$4.6	12%	$85.0	$74.7	$10.3	14%
% of revenue	18%	22%			18%	17%
Sales and marketing expense increased $4.6 million, or 12%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due primarily to a $4.1 million increase in personnel related costs associated with an increase in headcount, a $1.0 million increase in facility and information technology support costs, a $0.8 million increase in consulting and outside professional service costs and a $0.8 million increase in sales commissions and other selling expense, partially offset by a $1.0 million decrease in advertising and promotional activity costs and a $0.4 million decrease in equipment costs.
Sales and marketing expense increased $10.3 million, or 14%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to a $7.9 million increase in personnel related costs associated with an increase in headcount and a $1.8 million increase in facility and information technology support costs.
We expect our sales and marketing expense for the period ending September 30, 2014 to increase in absolute dollars as we continue to actively promote our products. We expect sales and marketing expense to increase in the three month period ending September 30, 2014 compared to the three months ended September 30, 2013 and June 30, 2014.

General and Administrative

	Three months ended				Six months ended
(dollars in millions)	June 30, 2014	June 30, 2013	$ Change	Percent Change	June 30, 2014	June 30, 2013	$ Change	Percent Change
General and administrative	$41.2	$7.0	$34.2	489%	$51.0	$14.0	$37.0	264%
% of revenue	17%	4%			11%	3%
General and administrative expense increased $34.2 million, or 489%, for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, due primarily to a $30.4 million increase in stock-based compensation, a $2.9 million increase in personnel related costs associated with an increase in headcount, a $0.5 million increase in consulting and outside professional service costs and a $0.2 million increase in facility and information technology support costs. Of the total increase in stock-based compensation, $27.6 million was attributable to the issuance of 4.5 million RSUs to our CEO during the quarter, of which 1.5 million RSUs immediately vested during the quarter.
General and administrative expense increased $37.0 million, or 264%, for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, due primarily to a $31.2 million increase in stock-based compensation, a $4.8 million increase in personnel related costs associated with an increase in headcount, a $0.5 million increase in consulting and outside professional service costs and a $0.5 million increase in facility and information technology support costs.
We expect our general and administrative expense, when excluding stock-based compensation, to increase in absolute dollars due to the anticipated growth of our business and the required infrastructure to support our growth. Including stock-based compensation, we expect general and administrative expense to increase in the three month period ending September 30, 2014 compared to the three months ended September 30, 2013 and to decrease compared to the three months ended June 30, 2014.

Other income (expense), net

	Three months ended				Six months ended
(dollars in millions)	June 30, 2014	June 30, 2013	$ Change	Percent Change	June 30, 2014	June 30, 2013	$ Change	Percent Change
Interest expense	$(1.4)	$(1.4)	$—	0%	$(2.7)	$(2.7)	$—	0%
Other income (expense), net	(0.1)	(0.3)	0.2	(67)%	(0.5)	(0.7)	0.2	(29)%
Total other income (expense), net	$(1.5)	$(1.7)	$0.2	(12)%	$(3.2)	$(3.4)	$0.2	(6)%
Interest expense for the three and six months ended June 30, 2014 remained relatively flat compared to the three and six months ended June 30, 2013.

Provision for Income Taxes

	Three months ended				Six months ended
(dollars in millions)	June 30, 2014	June 30, 2013	$ Change	Percent Change	June 30, 2014	June 30, 2013	$ Change	Percent Change
Income tax (benefit) expense	$1.6	$(2.6)	$4.2	(162)%	$5.5	$7.5	$(2.0)	(27)%
Effective tax rate	(9.0)%	33.6%			(168.8)%	29.4%
Income tax expense for the three months ended June 30, 2014 was $1.6 million compared to a tax benefit of $2.6 million for the three months ended June 30, 2013. The tax expense for the three months ended June 30, 2014 was higher than for the three months ended June 30, 2013 primarily due to the impact of losses which could not be benefited in 2014 and foreign withholding taxes.
Income tax expense for the six months ended June 30, 2014 was $5.5 million compared to $7.5 million for the six months ended June 30, 2013. The tax expense for the six months ended June 30, 2014 was lower than for the six months ended June 30, 2013 primarily due to lower U.S. pre-tax income.

Liquidity and Capital Resources

As of June 30, 2014, our principal sources of liquidity were our cash balances totaling $104.9 million and $50.0 million available under our revolving credit facility.

Cash Flows. The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Six months ended
(dollars in thousands)	June 30, 2014	June 30, 2013	Percent Change
Net cash provided by (used in) operating activities	$6,749	$(3,240)	308%
Net cash used in investing activities	(15,569)	(7,872)	(98)%
Net cash provided by financing activities	12,289	1,925	538%
Net increase (decrease) in cash and cash equivalents	$3,469	$(9,187)	138%

Cash flows from operating activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and excess tax benefits from stock-based compensation, as well as the effect of changes in working capital and other activities.
Cash provided by operating activities of $6.7 million in the six months ended June 30, 2014 increased from cash used in operating activities of $3.2 million in the six months ended June 30, 2013, due primarily to a $23.3 million increase in cash flows from operating assets and liabilities and a $13.5 million increase in non-cash expense items, primarily consisting of stock-based compensation expense, partially offset by a $26.7 million decrease in net income. Changes in cash flows related to operating assets and liabilities primarily consisted of an $81.9 million increase in cash due to utilization of inventory in the six months ended June 30, 2014 compared to an increase in inventory in the six months ended June 30, 2013, a $47.2 million increase in cash due to timing of accounts receivable collections and the factoring of certain receivables in the six months ended June 30, 2014, partially offset by an $77.9 million decrease in cash due to the timing of payments associated with our accounts payable and accrued liabilities and a $29.7 million decrease in cash due to increased expenditures for prepaid expenses and other assets.
Cash flows from investing activities
Cash used in investing activities of $15.6 million in the six months ended June 30, 2014 increased from cash used for investing activities of $7.9 million in the six months ended June 30, 2013 due primarily to $4.8 million of increased capital expenditures and a payment of $3.2 million related to the acquisition of General Things, Inc.
Cash flows from financing activities
Our financing activities provided cash of $12.3 million in the six months ended June 30, 2014. Cash flow provided by financing activities in the six months ended June 30, 2014 consisted primarily of a $20.8 million excess tax benefit related to stock-based compensation and proceeds from issuance of stock of $1.4 million, partially offset by repayments of our long-term debt of $6.0 million and payments of deferred IPO costs of $3.1 million.
Our financing activities provided cash of $1.9 million in the six months ended June 30, 2013. Cash flow provided by financing activities in the six months ended June 30, 2013 consisted primarily of borrowings under the revolving credit facility of $15.0 million, partially offset by repayments of long-term debt and repayments of our revolving credit facility of $13.0 million.
Credit facility
As of June 30, 2014, we had a $120.0 million term loan with scheduled quarterly principal repayments, due on the last day of each quarter, of $1.5 million per quarter in 2013, $3.0 million per quarter in 2014 and $6.0 million per quarter for the first three quarters of 2015, with the remaining balance due on December 21, 2015. Our excess cash flow, as defined in the credit facility, triggered a contractual principal prepayment obligation of $48.5 million, which amount has been classified as a current liability as of December 31, 2013 and June 30, 2014. Concurrent with the close of our IPO on July 1, 2014, we paid off, in full, the term loan outstanding of $108.0 million. See Note 13, "Subsequent Events," of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
Our $50.0 million revolving credit facility, which is still outstanding, matures on December 21, 2016, and we can repay and re-borrow principal amounts under and during the term of our revolving credit facility. Of the $50.0 million available under our revolving credit facility, as of December 31, 2013, $20.0 million was committed to a standby letter of credit, and there was no balance outstanding. In April 2014, the $20.0 million standby letter of credit was terminated. See Note 8, "Financing Arrangements," of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.
Our short term liquidity could be impacted in part by our ability to maintain compliance with covenants in the credit agreement. As of December 31, 2013 and June 30, 2014, we were in compliance with all financial covenants.
Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations and off-balance sheet arrangements at June 30, 2014, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 10, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates. We believe that our accounting policies are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.
There were no significant changes to our critical accounting policies during the three months ended June 30, 2014. For information about critical accounting policies, see the discussion of critical accounting policies in the final prospectus filed with the U.S. Securities and Exchange Commission on June 26, 2014 in connection with our initial public offering.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk
To date, all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have not had any foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States incur a portion of their operating expenses in foreign currencies, principally the Hong Kong Dollar. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes.
Interest rate risk
We had cash totaling $101.4 million and $104.9 million at December 31, 2013 and June 30, 2014, respectively. Our cash consists of cash in bank accounts. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash is held for working capital purposes. We do not enter into investments for trading or speculative purposes.
We had outstanding term debt of $114.0 million and $108.0 million at December 31, 2013 and June 30, 2014, respectively. The interest rate is based on the six-month adjusted LIBOR plus 2.5%. The initial contractual interest rate is 3.06% and adjusts every six months. The term loan had scheduled quarterly principal repayments due on the last day of each quarter of $1.5 million per quarter in 2013, and provided for payments of $3.0 million per quarter in 2014 and $6.0 million for the first three quarters of 2015, with the remaining balance due on December 21, 2015. Our excess cash flows for 2013 triggered a contractual principal prepayment obligation of $48.5 million, which amount has been classified as a current liability as of December 31, 2013 and June 30, 2014. In April 2014, we amended our credit facility to extend the due date for this contractual principal prepayment from April 2014 to December 2014. A hypothetical 50 basis point increase in the LIBOR rate as of June 30, 2014, applied to our outstanding debt balance as of June 30, 2014, would have resulted in an approximately $0.6 million increase in our interest expense and an increase of 7% in our net loss for the six months ended June 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on their evaluation as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a discussion of legal proceedings, see Note 10, “Commitments, Contingencies and Guarantees,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. There have been no material developments in the legal proceeding described in “Business - Legal proceedings” in the final prospectus that we filed with the Securities and Exchange Commission on June 26, 2014 in connection with our initial public offering.

Item 1A.	Risk Factors

The risks described in "Risk Factors," in the final prospectus that we filed with the Securities and Exchange Commission on June 26, 2014 in connection with our initial public offering could materially and adversely affect our business, financial condition and results of operations. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From April 1, 2014 to June 25, 2014 (the date of the filing of our registration statement on Form S-8), we granted options to purchase 3,603,915 shares of our Class B common stock, after giving effect to the Reclassification and net of expirations, forfeitures and cancellations, under our 2010 Equity Incentive Plan to a total of 74 employees, directors, consultants and other service providers, with exercise prices ranging from $16.39 to $18.40 per share. During this period, 3,409,697 shares were issued pursuant to option exercises, at a weighted average exercise price of approximately $0.83 per share, for aggregate consideration of $2.8 million, which includes 2,476,548 shares issued pursuant to option exercises by the selling stockholders in connection with the IPO. In addition, in June 2014, we granted an aggregate of 4,750,379 restricted stock units to two employees and a director under our 2010 Equity Incentive Plan. Of these restricted stock units, 1,500,000 have settled to date. The offers, sales and issuances of these securities were deemed to be exempt from registration under the Securities Act in reliance upon either (1) Rule 701 promulgated under the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation in compliance with Rule 701 or (2) Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of such securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Public Offering of Common Stock

On June 25, 2014, the Securities and Exchange Commission declared our registration statement on Form S-1 (File No. 333-196083) effective for our IPO, and the offering commenced the following day. The offering did not terminate before all the securities registered in the registration statement were sold. J.P. Morgan Securities LLC, Citigroup Global Markets Inc. and Barclays Capital Inc. acted as joint book-running managers of the offering and Allen & Company LLC, Stifel, Nicolaus & Company, Incorporated, Robert W. Baird & Co. Incorporated, MCS Capital Markets LLC, Piper Jaffray & Co. and Raymond James & Associates, Inc. acted as co-managers of the offering.

We registered 17,800,000 shares of Class A common stock (8,900,000 shares of which were held before our IPO by certain of our stockholders), plus 2,670,000 additional shares to cover the underwriters’ option to purchase additional shares (all of which were held before our IPO by certain of our stockholders). The aggregate public offering price of the offering amount registered, including shares to cover the underwriters’ option to purchase additional shares was $491.3 million. On July 1, 2014, we closed the IPO, in which we sold 8,900,000 shares of our Class A common stock and the selling stockholders sold 11,570,000 shares of our Class A common stock. The shares sold and issued in the IPO included the full exercise of the underwriters’ option to purchase additional shares. All sales were at the IPO price of $24.00 per share, for an aggregate offering price of $213.6 million for the shares sold by us and $277.7 million for the shares sold by the selling stockholders, making the aggregate offering price of the shares sold $491.3 million.

The net offering proceeds to us, after deducting underwriters’ discounts and commissions of $12.8 million and other offering expenses of $6.2 million, were $194.6 million. We expect to pay the remaining unpaid offering expenses in the third quarter of 2014. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered. On July 1, 2014, we used $108.0 million of the IPO proceeds to repay our term loan under our credit facility. See Note 8, “Financing Arrangements,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on June 26, 2012.

Pending the use of proceeds from the IPO, we intend to invest the net proceeds in short-term, interest-bearing, investment-grade securities. Our management has broad discretion in the application of the net proceeds from the IPO and investors will be relying on the judgment of our management regarding the application of the proceeds.

Stock Contribution

In June 2014, our Chief Executive Officer contributed 665,443 shares back to us, for no additional consideration, in connection with the exercise of options to purchase 665,443 shares by a current employee, pursuant to a pre-existing agreement. See Note 5, “Common stock and stock-based compensation - Sharing of proceeds from sale of securities,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.

Item 6.    Exhibits
The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GoPro, Inc.
(Registrant)

Dated: August 11, 2014	By: /s/ Jack Lazar
Jack Lazar Chief Financial Officer (Principal Financial Officer)

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation					X
3.2	Restated Bylaws					X
10.1	2014 Equity Incentive Plan and forms thereunder	S-1/A	333-196083	10.3	June 11, 2014
10.2	2014 Employee Stock Purchase Plan and forms thereunder	S-1/A	333-196083	10.4	June 11, 2014
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	XBRL Instance Document.					X
101.SCH**	XBRL Taxonomy Extension Schema Document.					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X
* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
** Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, are deemed not filed for purposes of section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

E-1