Form 10-Q
period 2014-09-30
GoPro, Inc.
filed 2014-11-04
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☑	No ☐

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

As of September 30, 2014, there were 26,292,404 shares of the Registrant’s Class A common stock outstanding and 99,484,734 shares of the Registrant’s Class B common stock outstanding.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
GoPro, Inc.
Condensed consolidated balance sheets
(unaudited)

	September 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$237,749	$101,410
Accounts receivable, net	94,563	122,669
Inventory, net	117,014	111,994
Prepaid expenses and other current assets	49,057	21,967
Total current assets	498,383	358,040
Property and equipment, net	40,339	32,111
Intangible assets and goodwill	16,529	17,365
Other long-term assets	33,807	32,155
Total assets	$589,058	$439,671

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$112,270	$126,423
Accrued liabilities	99,928	86,391
Deferred revenue	7,996	7,781
Income taxes payable	4,795	19,702
Current portion of long-term debt	—	60,297
Total current liabilities	224,989	300,594
Long-term debt, less current portion	—	53,315
Other long-term liabilities	13,408	13,930
Total liabilities	238,397	367,839

Commitments, contingencies and guarantees (Note 11)
Redeemable convertible preferred stock	—	77,198

Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	—	8
Class A common stock	3	—
Class B common stock	10	—
Additional paid-in capital	364,704	14,510
Accumulated deficit	(14,056)	(19,884)
Total stockholders’ equity (deficit)	350,661	(5,366)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$589,058	$439,671
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed consolidated statements of operations
(unaudited)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands, except per share amounts)
Revenue	$279,971	$192,146	$760,292	$624,285
Cost of revenue	155,932	128,135	436,870	414,005
Gross profit	124,039	64,011	323,422	210,280

Operating expenses:
Research and development	42,376	19,587	105,778	48,286
Sales and marketing	48,109	37,413	133,151	112,151
General and administrative	20,097	7,683	71,146	21,715
Total operating expenses	110,582	64,683	310,075	182,152
Operating income (loss)	13,457	(672)	13,347	28,128
Other income (expense), net	(1,784)	(1,759)	(4,945)	(5,150)
Income (loss) before income taxes	11,673	(2,431)	8,402	22,978
Income tax (benefit) expense	(2,947)	(1,330)	2,574	6,129
Net income (loss)	$14,620	$(1,101)	$5,828	$16,849

Less: undistributed earnings allocable to holders of preferred stock and unvested early exercised options and restricted stock	(36)	—	(1,022)	(4,653)
Undistributed net income (loss) attributable to common stockholders—basic	$14,584	$(1,101)	$4,806	$12,196
Add: adjustments to net income for dilutive securities allocable to holders of preferred stock and unvested early exercised options and restricted stock	1	—	10	638
Undistributed net income (loss) attributable to common stockholders—diluted	$14,585	$(1,101)	$4,816	$12,834

Net income (loss) per share attributable to common stockholders:
Basic	$0.12	$(0.01)	$0.05	$0.15
Diluted	$0.10	$(0.01)	$0.04	$0.13

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	125,713	81,070	96,905	80,914
Diluted	145,186	81,070	115,578	98,671
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed consolidated statements of cash flows
(unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013
	(In thousands)
Cash flows from operating activities:
Net income	$5,828	$16,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,769	8,508
Deferred taxes	(3,808)	(1,074)
Excess tax benefit from stock-based compensation	(23,592)	(901)
Stock-based compensation	52,143	7,347
Provision for doubtful accounts	411	411
Provision for inventory obsolescence	2,849	4,002
Amortization and write-off of debt discount and issuance costs	1,806	340
(Gain) loss on disposals of fixed assets	(198)	654
Changes in operating assets and liabilities:
Accounts receivable, net	27,695	23,462
Inventory, net	(7,869)	(47,714)
Prepaids and other assets	(25,842)	(15,085)
Accounts payable and other liabilities	11,325	25,194
Deferred revenue	215	(1,846)
Net cash provided by operating activities	53,732	20,147

Cash flows from investing activities:
Capital expenditures	(22,854)	(14,578)
Proceeds from sale of property and equipment	288	—
Cash paid for acquisition	(3,200)	—
Net cash used in investing activities	(25,766)	(14,578)

Cash flows from financing activities:
Net proceeds from initial public offering	200,784	—
Proceeds from issuance of common stock	3,364	200
Excess tax benefit from stock-based compensation	23,592	901
Payment of debt issuance costs and deferred public offering costs	(4,447)	(1,026)
Purchase of shares and net exercise of stock options	(920)	—
Issuance of debt	—	20,000
Repayment of debt	(114,000)	(14,500)
Net cash provided by financing activities	108,373	5,575
Net increase in cash and cash equivalents	136,339	11,144
Cash and cash equivalents at beginning of period	101,410	36,485
Cash and cash equivalents at end of period	$237,749	$47,629

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,983	$2,260
Deferred public offering costs included in accounts payable and accrued liabilities	814	18
Reclass of deferred public offering costs to additional paid-in capital	6,166	—
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	77,232	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

1. Business overview
GoPro, Inc. (GoPro or the Company) produces mountable and wearable cameras and accessories, which the Company refers to as capture devices. The Company’s products are sold globally through retailers, wholesale distributors and on the Company’s website. The Company’s corporate headquarters are located in San Mateo, California with additional offices in Hong Kong and Shenzhen, China and Munich, Germany.
The Company completed its initial public offering (IPO) of common stock on July 1, 2014 in accordance with the Securities Act of 1933, as amended (Securities Act).  The Company sold 8,900,000 shares and certain of its stockholders sold 11,570,000 shares, including 2,670,000 shares for the underwriters' option to purchase additional shares.  The shares were sold at an initial public offering price of $24.00 per share for net proceeds of $200.8 million to the Company, after deducting underwriting discounts and commissions of $12.8 million. Offering costs incurred by the Company were approximately $6.2 million.

2. Basis of presentation and Summary of Significant Accounting Policies
The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.
The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission (SEC) on June 26, 2014.
There have been no significant changes in the Company’s accounting policies from those disclosed in its prospectus filed with the SEC on June 26, 2014, other than the cash equivalents policy described below.
Cash Equivalents
Cash equivalents consist of short-term, highly liquid financial instruments with immaterial interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of September 30, 2014, cash equivalents consisted of money market funds and are stated at cost, which approximates fair value.
Principles of consolidation
These consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to GoPro, Inc. and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Use of estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to its allowance for doubtful accounts, stock-based compensation, inventory valuation, warranty liabilities, sales returns, web-based sale deliveries at period-end, implied post contract support and marketing allowances, the valuation and useful life evaluation of acquired intangibles, the valuation of deferred income tax assets and uncertain tax positions. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
Recent accounting pronouncements
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard update on revenue from contracts with customers, which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. The new guidance adheres to the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, the new guidance lists five steps that entities should follow, including identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations in the contract and recognizing revenue when the entity satisfies a performance obligation. The new guidance becomes effective for the Company on January 1, 2017, with retrospective application permitted. Early application is not permitted. The Company is currently assessing the impact of this new guidance.
In June 2014, the FASB issued a new accounting standard update on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance becomes effective for the Company on January 1, 2016, with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on its condensed consolidated financial statements.
In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its condensed consolidated financial statements.
Correction of error
During the preparation of the condensed consolidated financial statements for the period ended June 30, 2014, the Company determined that within the consolidated statement of cash flows previously disclosed for the quarter ended March 31, 2014, net cash provided by operating activities was understated by $3.2 million and net cash used for investing activities was understated by the same amount. The Company has properly presented its condensed consolidated statement of cash flows for the nine months ended September 30, 2014 and determined that this revision is not material to prior periods.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

3. Balance sheet components
Inventory, net. Inventory, net consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013
Components	$9,515	$8,000
Finished goods	107,499	103,994
Total inventory, net	$117,014	$111,994
Prepaid expenses and other current assets. Prepaid expenses and other current assets consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013
Prepaid income taxes	$25,064	$—
Current deferred tax assets	14,981	15,173
Prepaid expenses	6,549	3,830
Other current assets	2,463	2,964
Total prepaid expenses and other current assets	$49,057	$21,967
Property and equipment, net. Property and equipment, net consisted of the following:

(in thousands)	Useful life (in years)	September 30, 2014	December 31, 2013
Leasehold improvements	3–7	$22,342	$20,111
Computers, software, equipment and furniture	2–7	20,724	11,988
Tooling	1–4	14,860	8,799
Tradeshow equipment and other	2-5	3,759	3,469
Construction in progress		3,790	2,151
		65,475	46,518
Less: Accumulated depreciation and amortization		(25,136)	(14,407)
		$40,339	$32,111

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Intangible Assets. Intangible asset balances are presented below:

				Weighted average remaining useful life (in years)
	September 30, 2014
(in thousands)	Gross	Accumulated amortization	Net
Developed technology	$5,330	$(3,183)	$2,147	2.5
Other intangible assets	1,160	(873)	287	1.3
	$6,490	$(4,056)	$2,434

				Weighted average remaining useful life (in years)
	December 31, 2013
(in thousands)	Gross	Accumulated amortization	Net
Developed technology	$5,330	$(2,517)	$2,813	3.2
Other intangible assets	1,160	(703)	457	2.0
	$6,490	$(3,220)	$3,270
The estimated future amortization expense of acquired intangible assets to be charged to cost of revenue and operating expenses after September 30, 2014, is as follows:

(in thousands)	Cost of revenue	Operating expenses	Total
Years ending December 31,
2014 (remaining 3 months)	$221	$54	$275
2015	888	197	1,085
2016	888	22	910
2017	149	—	149
	$2,146	$273	$2,419
Other long-term assets. Other long-term assets consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013
POP displays	$19,517	$22,379
Deposits	5,492	2,698
Long-term licenses	4,062	4,000
Long-term deferred tax assets and other	4,736	1,683
Deferred public offering costs	—	1,395
Total other long-term assets	$33,807	$32,155

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Accrued liabilities. Accrued liabilities consisted of the following:

(in thousands)	September 30, 2014	December 31, 2013
Accrued payables	$45,180	$49,975
Employee related liabilities	24,217	11,932
Customer deposits	3,566	1,316
Warranty liability	5,138	3,691
Taxes payable	11,340	7,766
Accrued sponsorship expense	1,697	2,909
Accrued sales incentives	5,066	4,909
Sales commissions	2,037	2,454
Other	1,687	1,439
Total accrued liabilities	$99,928	$86,391

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

4. Fair value measurements

The Company categorizes the fair value of its financial assets according to the hierarchy established by the FASB, which prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:

Level 1	Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to directly access.
Level 2
Valuations based on quoted prices for similar assets or liabilities; valuations for interest-bearing securities based on non-daily quoted prices in active markets; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 3	Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. In circumstances in which a quoted price in an active market for the identical liability is not available, the Company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the Company is required to use another valuation technique, such as an income approach or a market approach.

As of September 30, 2014, the Company’s financial assets included only money market funds of $86.0 million, which were included in cash and cash equivalents on the accompanying condensed consolidated balance sheets. These marketable securities are measured at fair value in active markets on a recurring basis and are classified within Level 1 of the fair value hierarchy. As of September 30, 2014, the Company had no financial assets or liabilities that were classified within Level 2 and Level 3, and had not elected the fair value option for any financial assets and liabilities for which such an election would have been permitted. During the nine months ended September 30, 2014, the Company had no transfers of financial assets between Level 1 and Level 2.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

5. Redeemable convertible preferred stock
At December 31, 2013 there were 36,000,000 shares of Series A preferred stock authorized and 30,523,036 shares of Series A preferred stock issued and outstanding, respectively. Concurrent with the close of the IPO on July 1, 2014, all shares of Series A preferred stock were converted into shares of Class B common stock. Prior to the conversion to Class B common stock, and after giving effect to the Reclassification (defined in Note 6 below), the Series A preferred stock had the following terms:
Conversion
Each share of Series A preferred stock was convertible, at the option of the holder, into shares of Class B common stock at a rate of 1-for-1. The conversion of all outstanding Series A preferred stock occurred in connection with the closing of the Company's IPO.
Voting rights
The holders of shares of the Company’s Series A preferred stock voted equally with shares of Class B common stock on an as-if converted to Class B common stock basis on all matters, including the election of directors.
Dividend rights
The holders of each Series A share were entitled to receive any noncumulative dividends on an equal basis with common stock, when and if declared by the Board of Directors of the Company (Board).
Redemption rights
In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the Company was required to redeem shares of Series A preferred stock at the original issue price of $2.53 per share plus any noncumulative dividends declared by the Board. If the holders had not previously exercised the rights granted to them, the Series A preferred stock was redeemable within 365 days after July 1, 2017, subject to a majority vote of the then outstanding Series A preferred shares. As the redemption events described above could have occurred and were not solely within the Company’s control, all shares of preferred stock were presented outside of permanent equity.
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

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

6. Stockholders' equity (deficit) and stock-based compensation
Preferred Stock
Upon completion of its IPO on July 1, 2014, the Company filed a Restated Certificate of Incorporation, which authorized the issuance of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by the Board. As of September 30, 2014 there were 5,000,000 shares of preferred stock authorized, and no shares of preferred stock issued or outstanding.
Common stock
As of December 31, 2013, the Company had 150,000,000 shares of common stock authorized for issuance and 81,420,040 shares issued and outstanding. On June 20, 2014, the Company filed a Restated Certificate of Incorporation to establish two classes of authorized common stock (Reclassification): Class A common stock and Class B common stock. As a result of the Reclassification, all outstanding shares of common stock were converted into shares of Class B common stock. As of September 30, 2014, the Company had 500,000,000 shares of Class A common stock authorized and 150,000,000 shares of Class B common stock authorized. As of September 30, 2014, 26,292,404 shares of Class A common stock were issued and outstanding and 99,484,734 shares of Class B common stock were issued and outstanding.
The Company had the following shares of common stock reserved for issuance upon the exercise or vesting of equity instruments:

(in thousands)	September 30, 2014	December 31, 2013
Stock options outstanding	27,518	26,724
Restricted stock units outstanding	3,900	270
Stock options, restricted stock and RSUs available for future grants	13,403	1,306
	44,821	28,300
Equity incentive plans
2010 Equity Incentive Plan
In August 2010, the Board approved the adoption of the 2010 Equity Incentive Plan (2010 EIP). As amended, the 2010 EIP permitted the Company to grant up to 40,920,000 shares of the Company’s common stock. The 2010 EIP provided for the grant of incentive and nonqualified stock options, restricted stock, restricted stock units (RSUs) and stock appreciation rights to employees, non-employee directors and consultants of the Company. All shares that were cancelled, forfeited or expired in accordance with the terms of the 2010 EIP were returned to the plan and became available for grant in conjunction with the issuance of new stock awards. Following the Reclassification, all shares subject to the 2010 EIP were converted into Class B common stock. The 2010 EIP terminated with the establishment of the 2014 Equity Incentive Plan (2014 EIP), and no further grants were issued out of the 2010 EIP following termination, though outstanding awards under the 2010 EIP at the time of the plan’s termination remained outstanding in accordance with their terms.
2014 Equity Incentive Plan
In June 2014, the Board approved the adoption of the 2014 EIP, which became effective on June 26, 2014. As of September 30, 2014, the 2014 EIP permits the Company to grant up to 13,921,880 shares of the Company’s Class A common stock, which includes 451,651 shares of Class B common stock previously reserved but unissued under the 2010 EIP that became available for issuance as Class A common stock under the 2014 EIP. The share reserve may also increase to the extent that outstanding awards under the 2010 EIP expire or terminate unexercised.
The 2014 EIP will terminate in 2024, unless sooner terminated by the Board. The 2014 EIP provides for the grant of incentive and nonqualified stock options, restricted stock, RSUs, stock appreciation rights and performance awards to employees, non-employee directors and consultants of the Company. All shares that are cancelled,

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

forfeited or expired are returned to the 2014 EIP and are available for grant in conjunction with the issuance of new stock awards.
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
Stock option activity
A summary of the Company’s stock option activity and related information is as follows:

	Options outstanding
(shares in thousands)	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Total intrinsic value of options exercised (in thousands)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2013:	26,724	$2.47			7.55	$367,395
Granted	5,058	19.91	$10.58
Exercised	(3,932)	0.92		$84,219
Forfeited/Cancelled	(332)	11.77
Outstanding at September 30, 2014:	27,518	$5.79			7.38	$2,419,222

Exercisable at September 30, 2014	19,356	$1.49			6.70	$1,784,809
Vested and expected to vest at September 30, 2014	26,546	$5.45			7.33	$2,342,529
The total fair value of stock options vested was $1.2 million and $4.0 million in the three months ended September 30, 2013 and September 30, 2014, respectively, and $3.7 million and $8.9 million in the nine months ended September 30, 2013 and September 30, 2014, respectively.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

The following is a further breakdown of the options outstanding and exercisable at September 30, 2014:

	Options outstanding			Options exercisable
(options in thousands)	Options outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price	Options exercisable	Weighted average exercise price
Range of exercise prices
$ 0.18–0.66	8,901	6.37	$0.62	8,814	$0.62
0.76	8,712	6.72	0.76	8,310	0.76
1.52–2.96	1,767	7.31	1.91	1,147	1.87
8.30	504	8.05	8.30	243	8.30
13.72	871	8.40	13.72	347	13.72
15.40	572	8.69	15.40	204	15.40
15.59	431	8.90	15.59	122	15.59
16.19	761	9.14	16.19	13	16.19
16.22	1,125	9.33	16.22	—	—
16.39	651	9.52	16.39	14	16.39
18.40	2,800	9.68	18.40	142	18.40
38.84–41.98	192	9.81	40.85	—	—
43.96–65.23	231	9.84	49.40	—	—
$ 0.18–65.23	27,518	7.38	5.79	19,356	1.49
The amount of unearned stock-based compensation currently estimated to be expensed with respect to unvested employee options at December 31, 2013 and September 30, 2014 was $22.8 million and $58.5 million, respectively. As of December 31, 2013 and September 30, 2014, the weighted-average period over which the unearned stock-based compensation is expected to be recognized was 1.0 year and 3.4 years, respectively. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.
Restricted stock
The Company granted restricted stock pursuant to the 2010 EIP. Restricted stock are share awards that, upon grant, the holder receives restricted shares of the Company’s Class B common stock, subject to repurchase at the original issuance price upon termination of services prior to vesting. These repurchase terms are considered to be a forfeiture provision and do not result in mark-to-market accounting each reporting period. Restricted stock is legally issued and outstanding. However, restricted stock is only deemed outstanding for basic earnings per share computation purposes upon the lapse of the Company’s right of repurchase.
Early exercised stock options subject to repurchase
The Company granted options that provide the right to exercise unvested options for shares of restricted stock pursuant to the 2010 EIP. Restricted shares issued upon early exercise of stock options are legally issued and outstanding. However, these restricted shares are only deemed outstanding for basic earnings per share computation purposes upon the lapse of the Company’s right of repurchase. Cash received from option holders for exercise of unvested options is treated as a refundable deposit shown as a liability on the accompanying condensed consolidated balance sheets, and reclassified to stockholders’ equity (deficit) as the Company’s repurchase right lapses.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

The following table summarizes the activities of the Company’s restricted stock and early-exercised stock options subject to repurchase:

(in thousands except for weighted average grant date fair value)	Shares	Weighted- average grant date fair value	Aggregate intrinsic value
Non-vested shares at December 31, 2013	487	$11.03	$7,628
Vested	(215)
Non-vested shares at September 30, 2014	272	$13.76	$25,424

The weighted average remaining vesting term for the restricted stock and unvested early-exercised stock options subject to repurchase as of December 31, 2013 and September 30, 2014 was 1.4 years and 1.1 years, respectively. The amount of unearned stock-based compensation currently estimated to be expensed with respect to unvested restricted stock and early-exercised stock options at December 31, 2013 and September 30, 2014 was $7.4 million and $8.0 million, respectively. The total fair value of vested restricted stock and early exercised stock options subject to repurchase was $0.9 million and $2.6 million in the three months ended September 30, 2013 and September 30, 2014, respectively, and $2.7 million and $3.1 million in the nine months ended September 30, 2013 and September 30, 2014 respectively.
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
The following table summarizes the activities of the Company’s RSUs:

(in thousands except for weighted average grant date fair value)	Shares	Weighted- average grant date fair value
Non-vested shares at December 31, 2013	270	$1.52
Granted	5,147	17.39
Vested	(1,517)	18.41
Non-vested shares at September 30, 2014	3,900	16.01
The balance as of September 30, 2014 included 3 million RSUs subject to a market condition. These RSUs were issued to the CEO in the second quarter of fiscal 2014 and can be earned ratably over a period of three years, subject to the achievement of certain market condition milestones that were set by the Compensation Committee. The Company estimated the fair value of these shares using a Monte Carlo valuation model with the following weighted-average assumptions:

Dividend yield	None
Expected volatility	50.9%
Risk-free interest rate	2.69%
Expected term (years)	10.0
Grant date fair value of underlying shares	$18.40

The weighted average remaining vesting term for RSUs as of September 30, 2014 was 3.0 years. The amount of unearned stock-based compensation currently estimated to be expensed with respect to RSUs at December 31, 2013 and September 30, 2014 was $4.7 million and $56.2 million, respectively. The total fair value of RSUs vested in the three and nine months ended September 30, 2014 was $0.9 million and $28.5 million, respectively.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

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

•	In December 2011, the Company issued the employee 270,000 RSUs that vest upon a change in control of the Company.

Stock-based compensation expense. The following tables set forth the detailed allocation of stock-based compensation expense (in thousands):

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Stock-based compensation expense:
Cost of revenue	$233	$153	$555	$530
Research and development	2,428	740	5,486	1,737
Sales and marketing	3,225	1,419	6,293	4,077
General and administrative	8,027	408	39,809	1,003
Total stock-based compensation expense	13,913	2,720	52,143	7,347
Total tax benefit recognized	(2,949)	(293)	(14,774)	(838)
Decrease in net income	$10,964	$2,427	$37,369	$6,509

Stock-based compensation expense by type of award:
Stock options	$5,123	$2,194	$11,504	$5,843
ESPP	832	—	873	—
Restricted stock	2,590	526	4,906	1,504
RSUs	5,368	—	34,860	—
Total stock-based compensation expense	13,913	2,720	52,143	7,347
Total tax benefit recognized	(2,949)	(293)	(14,774)	(838)
Decrease in net income	$10,964	$2,427	$37,369	$6,509

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Stock option valuation assumptions.

The fair value of the Company’s stock options granted to employees, officers and non-employee board members was estimated using the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Dividend yield	None	None	None	None
Expected volatility	54.4% - 55.2%	60.0%	53.9% - 56.0%	56.0% - 60.0%
Risk-free interest rate	1.8% - 2.0%	1.6% - 2.0%	1.7% - 2.0%	0.8% - 2.0%
Expected term (years)	5.5 - 6.1	5.9 - 6.1	5.3 - 6.3	5.3 - 6.1
Estimated annual forfeiture rate	5.0%	6.0%	5.0% - 6.0%	6.0%
Weighted average fair value at grant date	$24.13	$9.11	$10.58	$8.20
Employee Stock Purchase Plan Shares.
The fair value of the Company’s ESPP shares to be issued to employees was estimated using the following weighted average assumptions:

	Three months ended	Nine months ended
	September 30, 2014	September 30, 2014
Dividend yield	None	None
Expected volatility	47.0%	47.0%
Risk-free interest rate	0.1%	0.1%
Expected term (years)	0.6	0.6
Weighted average fair value at purchase date	$7.16	$7.16

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

7. Income tax (benefit) expense

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income tax (benefit) expense	(2,947)	(1,330)	2,574	6,129
Effective tax rate	(25.2)%	54.7%	30.6%	26.7%
Income tax benefit for the three months ended September 30, 2014 was $2.9 million compared to a tax benefit of $1.3 million for the three months ended September 30, 2013 primarily due to lower cumulative U.S. pre-tax income and lower foreign withholding taxes during the three months ended September 30, 2014.
Income tax expense for the nine months ended September 30, 2014 was $2.6 million compared to $6.1 million for the nine months ended September 30, 2013 primarily due to lower U.S. pre-tax income, higher earnings in jurisdictions with lower tax rates than the U.S. and lower foreign withholding tax.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

8. Net income (loss) per share attributable to common stockholders
Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. The Company considers its redeemable convertible preferred stock to be participating securities. In June 2014, the Company filed a Restated Certificate of Incorporation which established two classes of authorized common stock: Class A common stock and Class B common stock. As a result, all outstanding shares of common stock were converted into shares of Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock is also convertible into Class A common stock on the same basis upon any transfer, whether or not for value, except for “Permitted Transfers” as defined in the Company’s Restated Certificate of Incorporation. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding.
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
The undistributed earnings are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock, while diluted net income (loss) per share of Class B common stock does not assume the conversion of Class A common stock as Class A common stock is not convertible into Class B common stock.
The following table presents the calculations of basic and diluted net income (loss) per share attributable to Class A and Class B common stockholders:

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

	Three months ended			Nine months ended
(in thousands, except per share amounts)	September 30, 2014		September 30, 2013	September 30, 2014		September 30, 2013
	Class A	Class B	Class B	Class A	Class B	Class B
Numerator:
Add: allocation of net income (loss)	$2,395	$12,225	$(1,101)	417	$5,411	$16,849
Less: undistributed earnings allocable to:
holders of preferred stock	—	—	—	(72)	(932)	(4,601)
holders of unvested early exercised options and restricted stock	(6)	(30)	—	(1)	(17)	(52)
Undistributed net income (loss) attributable to common stockholders—basic	$2,389	$12,195	$(1,101)	$344	$4,462	$12,196
Add: adjustments to net income (loss) for dilutive securities allocable to:
holders of preferred stock	—	—	—	10	128	631
holders of unvested early exercised options and restricted stock	1	4	—	—	2	7
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	12,195	—	—	4,462	—	—
Undistributed net income (loss) attributable to common stockholders—diluted	$14,585	$12,199	$(1,101)	$4,816	$4,592	$12,834

Denominator:
Weighted-average common shares—basic	20,597	105,116	81,070	6,941	89,964	80,914
Conversion of Class B to Class A common stock outstanding	105,116	—	—	89,964	—	—
Effect of potentially dilutive securities:
Stock options and RSUs	19,473	19,317	—	18,673	18,621	17,757
Weighted-average common shares—diluted	145,186	124,433	81,070	115,578	108,585	98,671

Net income per share attributable to common stockholders:
Distributed earnings—basic	$—	$—	$—	$—	$—	$—
Undistributed earnings (loss)—basic	0.12	0.12	(0.01)	0.05	0.05	0.15
Basic net income (loss) per share	$0.12	$0.12	$(0.01)	$0.05	$0.05	$0.15
Distributed earnings—diluted	$—	$—	$—	$—	$—	$—
Undistributed earnings (loss)—diluted	0.10	0.10	(0.01)	0.04	0.04	0.13
Diluted net income (loss) per share	$0.10	$0.10	$(0.01)	$0.04	$0.04	$0.13

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

The following potentially dilutive shares of common stock subject to options, RSUs, unvested stock awards and redeemable convertible preferred stock were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Series A redeemable convertible preferred stock	—	30,523	20,237	30,523
Stock options and RSUs	366	25,784	2,871	1,080
Unvested stock awards and stock options	308	284	376	346
	674	56,591	23,484	31,949

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

9. Financing Arrangements

Credit facility
On December 21, 2012, the Company entered into a $170.0 million syndicated senior secured credit facility consisting of a $120.0 million three-year term loan facility and a $50.0 million four-year revolving credit facility. The Company received net proceeds of $127.6 million, net of $2.4 million of debt issuance and lender costs. The debt issuance and lender costs were allocated between the term loan facility and the revolving credit facility based on the maximum lending commitment amounts. The debt issuance costs allocated to the term loan facility were reported as deferred charges and the lender costs allocated to the term loan facility were included in the carrying value of the term loan as debt discount. Borrowings under the credit facility were collateralized by substantially all of the assets of the Company. In August 2014, the Company terminated this credit facility.
As of December 31, 2013, $114.0 million of the term loan was outstanding. The remaining unamortized discount was $0.4 million as of December 31, 2013. The effective interest rate on the term loan was 3.79% on December 31, 2013. The Company’s excess cash flows, as defined in the credit facility, for 2013 triggered a contractual principal prepayment obligation of $48.5 million, which amount has been classified as a current liability as of December 31, 2013. Concurrent with the close of the IPO on July 1, 2014, the Company repaid, in full, the term loan outstanding of $108.0 million. The Company recorded the remaining deferred issuance costs and debt discount of $0.6 million related to the term loan as interest expense during the three months ended September 30, 2014.
The revolving credit facility contractually matured on December 21, 2016. As of December 31, 2013, zero of the revolving credit facility had been drawn down and $20.0 million of the revolving credit facility was committed to a standby letter of credit. In April 2014, the $20.0 million standby letter of credit was terminated. In August 2014 the Company terminated the revolving credit facility and recorded remaining deferred issuance costs of $0.5 million related to the revolving credit facility as interest expense during the three months ended September 30, 2014.
The credit agreement contained customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its restricted subsidiaries. As of December 31, 2013, the Company was in compliance with all covenants.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

10. Related parties

Beginning in fiscal year 2013, the Company entered into agreements for certain contract manufacturing and engineering services with a company affiliated with one of its investors. In the three and nine months ended September 30, 2014, the Company made payments of $0.5 million and $11.9 million, respectively, for services rendered. As of December 31, 2013 and September 30, 2014, the Company had accounts payable associated with this vendor of $3.9 million and zero, respectively.
In the second quarter of fiscal year 2013, the Company settled an outstanding legal matter with one of the CEO’s family members for $0.2 million.
In the second quarter of fiscal year 2013, the Company loaned one of its executive officers $150,000 pursuant to a demand payment loan that did not bear interest, which was fully repaid in March 2014.
In the third quarter of fiscal year 2013, the Company entered into an agreement with a company affiliated with the son of one of the members of the Board to acquire certain naming rights to a sprint kart race track. As consideration for these naming rights, the Company will pay a total of $0.5 million in installments beginning in October 2013 over the naming rights period. As of September 30, 2014, the Company has paid $0.2 million related to this agreement.
In fiscal year 2013 and the first nine months of fiscal year 2014, the Company incurred and expensed company related chartered aircraft fees for the use of the CEO’s private plane, for which $0.3 million has been paid during the nine months ended September 30, 2014 and $0.4 million was accrued as of September 30, 2014.
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
Other related party transactions involving the Company’s CEO are discussed in Note 6, “Stockholders' equity (deficit) and stock-based compensation.”

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

11. Commitments, contingencies and guarantees

The following table summarizes the Company’s contractual commitments as of September 30, 2014:

(in thousands)	Total	1 year (remaining 3 months fiscal 2014)	2-3 years (fiscal 2015 and 2016)	4-5 years (fiscal 2017 and 2018)	More than 5 years (beyond fiscal 2018)
Operating leases(1)	$28,652	$2,325	$14,737	$10,997	$593
Sponsorship commitments(2)	18,228	3,001	14,103	1,124	—
Other contractual commitments(3)	7,738	292	6,075	1,371	—
Capital equipment purchase commitments(4)	6,307	6,307	—	—	—
Total contractual cash obligations	$60,925	$11,925	$34,915	$13,492	$593

(1)
The Company leases its facilities under long-term operating leases, which expire at various dates through May 2019. The lease agreements frequently include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases.

(2)	The Company sponsors sporting events, resorts and athletes as part of its marketing efforts. In many cases, the Company enters into multi-year agreements with event organizers, resorts and athletes.

(3)	The Company purchases software licenses and engages outside consultants to assist with upgrading or implementing its financial and IT systems, which require payments over multiple years.

(4)
The Company enters into contracts to acquire equipment for tooling and molds as part of its manufacturing operations. In addition, the Company incurs purchase commitments related to the manufacturing of its point-of-purchase (POP) displays by third parties.

Rent expense was $1.0 million and $2.0 million for the three months ended September 30, 2013 and September 30, 2014, respectively, and $2.6 million and $5.2 million for the nine months ended September 30, 2013 and September 30, 2014, respectively.
Legal proceedings
From time to time, the Company is involved in legal proceedings in the ordinary course of business. The Company believes that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on the results of operations, financial condition or cash flows of the Company.
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. As of September 30, 2014, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Product warranty
As of December 31, 2013, $3.7 million of the Company's warranty liability was recorded as an element of accrued liabilities and $0.2 million was recorded as an element of other long-term liabilities. As of September 30, 2014, $5.1 million of the warranty liability was recorded as an element of accrued liabilities and $0.3 million was recorded as an element of other long-term liabilities.
The following table summarizes the warranty liability activity:

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Beginning balances	$4,678	$2,817	$3,870	$1,937
Charged to cost of revenue	2,778	2,974	6,978	6,092
Settlements of warranty claims	(2,073)	(1,562)	(5,465)	(3,800)
Ending balances	$5,383	$4,229	$5,383	$4,229

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

12. Employee retirement plan

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

13. Concentrations of risk and segment information

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
Customers with accounts receivable equal to or greater than 10% of total accounts receivable as of December 31, 2013 and September 30, 2014 were as follows:

	September 30, 2014	December 31, 2013
Customer A	30%	21%
Customer B	14%	14%
Customer C	13%	*
Customer D	*	11%
* Less than 10% of total accounts receivable for the period indicated
In the three and nine months ended September 30, 2014, the Company sold accounts receivables, without recourse, of $52.4 million and $121.6 million, respectively, from a customer to a third-party banking institution. In the three months ended September 30, 2013, the Company sold accounts receivable, without recourse, of $13.9 million from a customer to a third-party banking institution. Factoring fees of $0.5 million and $1.1 million in the three and nine months ended September 30, 2014, respectively, and $0.1 million in the three months ended September 30, 2013 related to the sale of trade accounts receivable were included in other income (expense), net.
Customers with revenue equal to or greater than 10% of total revenue for the three and nine months ended September 30, 2013 and September 30, 2014 were as follows:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Customer A	27%	16%	19%	15%
Customer E	*	11%	*	10%

*	Less than 10% of total revenue for the period indicated

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
Geographic and other information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Americas	$204,893	$92,515	$482,769	$328,006
Europe, Middle East and Africa	50,905	72,176	193,844	218,884
Asia and Pacific area countries	24,173	27,455	83,679	77,395
	$279,971	$192,146	$760,292	$624,285
Revenue in the United States, which is included in the Americas geographic region, was $85.3 million and $185.6 million for the three months ended September 30, 2013 and September 30, 2014, respectively, and $296.4 million and $428.9 million for the nine months ended September 30, 2013 and September 30, 2014, respectively.
As of December 31, 2013 and September 30, 2014, long-lived assets, which represent property and equipment, located outside the United States, primarily China, were $6.0 million and $13.9 million, respectively.
The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward looking statements include statements of our expectations regarding revenue, gross margin and operating expense items in the three months ending December 31, 2014. Forward-looking statements are subject to significant risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those referenced in “Risk Factors” in Part II, Item 1A, and elsewhere in this report. Our business, financial condition or results of operations could be materially harmed by any of these or other factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report. References in this report to “GoPro,” “we,” “us,” “our” and the “Company” refer to GoPro, Inc., a Delaware corporation, and its subsidiaries.
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
Since we launched our first HD camera in 2009, we have experienced rapid growth. In the three months ended September 30, 2013 and September 30, 2014, we generated revenue of $192.1 million and $280.0 million, respectively, and in the nine months ended September 30, 2013 and September 30, 2014, we generated revenue of $624.3 million and $760.3 million, respectively. In the three months ended September 30, 2013 and September 30, 2014, we reported net income (loss) of $(1.1) million and $14.6 million, respectively, and in the nine months ended September 30, 2013 and September 30, 2014, we reported net income of $16.8 million and $5.8 million, respectively. Substantially all of our revenue has been generated from the sale of cameras and accessories.
Our sales strategy initially targeted independent specialty retailers focused on action sports markets, which we believe helped to establish the authenticity of our brand. We now sell our products both directly and through distribution. Our direct channel includes big box, mid-market and independent specialty retailers, as well as our website. We use our distribution channel to sell internationally and into certain specialty markets. As of September 30, 2014, our products were sold to customers in more than 100 countries and through more than 25,000 retail outlets. Sales outside of the United States represented 56% and 34% of our revenue for the three months ended September 30, 2013 and September 30, 2014, respectively, and 53% and 44% of our revenue for the nine months ended September 30, 2013 and September 30, 2014, respectively.
We believe consumer demand for compelling content, combined with our self-capture technology and the popularity of social media, create a significant media opportunity for GoPro. GoPro programming, a combination of GoPro originally produced content and “best of” user-generated content, or UGC, has developed a growing audience. To scale this, we have built a team of production professionals who regularly produce content based on inspiring stories from around the world, captured exclusively with our capture devices. In addition, we actively curate and redistribute, with permission, UGC as GoPro-branded content through the GoPro Network, which includes the GoPro Channels on Facebook, Instagram, Twitter, Pinterest, Virgin America, Xbox 360, Xbox One and YouTube.
We face potential challenges that could limit our ability to take advantage of these opportunities, including the risk that we may not be able to continue to develop and introduce new products and attract new customers. We do not expect to sustain or increase our revenue growth rates. In addition, we rely on a small number of retailer and distributor customers for a significant portion of our revenue. One retailer accounted for 16% and 27% of our revenue for the three months ended September 30, 2013 and September 30, 2014, respectively, and 15% and 19% of our revenue for the nine months ended September 30, 2013 and September 30, 2014, respectively. A distributor accounted for 11% and 10% of our revenue for the three and nine months ended September 30, 2013, respectively.
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

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Key business metrics:
Units shipped	1,089	823	2,795	2,429
Adjusted EBITDA	$36,175	$8,606	$90,526	$51,870

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

•
Adjusted EBITDA.    Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss), adjusted after excluding the impact of: provision (benefit) for income taxes, interest income, interest expense, depreciation and amortization, point-of-purchase, or POP display amortization and stock-based compensation. We use adjusted EBITDA as a key measure to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Adjusted EBITDA is not prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. You should consider adjusted EBITDA alongside other financial performance measures, including our financial results presented in accordance with GAAP.

The following table presents a reconciliation of net income to adjusted EBITDA:

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$14,620	$(1,101)	$5,828	$16,849
Income tax (benefit) expense	(2,947)	(1,330)	2,574	6,129
Interest (income) and expense, net	1,284	1,428	4,009	4,129
Depreciation and amortization	4,781	3,092	12,769	8,508
POP display amortization	4,524	3,797	13,203	8,908
Stock-based compensation	13,913	2,720	52,143	7,347
Adjusted EBITDA	$36,175	$8,606	$90,526	$51,870

Results of Operations

The following table sets forth the components of our consolidated statements of operations for each of the periods presented:

	Three months ended		Nine months ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$279,971	$192,146	$760,292	$624,285
Cost of revenue(1)	155,932	128,135	436,870	414,005
Gross profit	124,039	64,011	323,422	210,280

Operating expenses:
Research and development(1)	42,376	19,587	105,778	48,286
Sales and marketing(1)	48,109	37,413	133,151	112,151
General and administrative(1)	20,097	7,683	71,146	21,715
Total operating expenses	110,582	64,683	310,075	182,152
Operating income (loss)	13,457	(672)	13,347	28,128
Other income (expense), net	(1,784)	(1,759)	(4,945)	(5,150)
Income (loss) before income taxes	11,673	(2,431)	8,402	22,978
Income tax (benefit) expense	(2,947)	(1,330)	2,574	6,129
Net income (loss)	$14,620	$(1,101)	$5,828	$16,849

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$233	$153	$555	$530
Research and development	2,428	740	5,486	1,737
Sales and marketing	3,225	1,419	6,293	4,077
General and administrative	8,027	408	39,809	1,003
Total stock-based compensation expense	$13,913	$2,720	$52,143	$7,347

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	100%	100%	100%	100%
Cost of revenue	56%	67%	57%	66%
Gross profit	44%	33%	43%	34%

Operating expenses:
Research and development	15%	10%	14%	8%
Sales and marketing	17%	19%	18%	18%
General and administrative	7%	4%	9%	3%
Total operating expenses	39%	33%	41%	29%
Operating income (loss)	5%	0%	2%	5%
Other income (expense), net	(1)%	(1)%	(1)%	(1)%
Income (loss) before income taxes	4%	(1)%	1%	4%
Income tax (benefit) expense	(1)%	0%	0%	1%
Net income (loss)	5%	(1)%	1%	3%

Revenue

	Three months ended				Nine months ended
(dollars in millions)	September 30, 2014	September 30, 2013	$ Change	Percent Change	September 30, 2014	September 30, 2013	$ Change	Percent Change
Revenue	$280.0	$192.1	$87.9	46%	$760.3	$624.3	$136.0	22%

Revenue for the three months ended September 30, 2014 increased 46% to $280.0 million from $192.1 million for the three months ended September 30, 2013, primarily due to an increase in units shipped. Units shipped in the three months ended September 30, 2014 increased 32% to 1.1 million from 0.8 million in the three months ended September 30, 2013. Our revenue in the three months ended September 30, 2014 also increased, to a lesser extent, as a result of an increase in accessory unit shipments. The increase in revenue was partially offset by a reduction of 2% in the average selling price of units shipped in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The decrease in average selling price in the three months ended September 30, 2014 was primarily due to a shift in product mix to lower priced HERO3+ Silver and HERO3 White capture devices as we prepared for the HERO4 launch in September. Our revenue increase resulted from increased sales to customers in the Americas region, partially offset by a decrease in sales to EMEA (Europe, Middle East and Africa) and APAC (Asia Pacific) regions in the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Revenue for the nine months ended September 30, 2014 increased 22% to $760.3 million from $624.3 million for the nine months ended September 30, 2013, due to an increase in units shipped and increased sales of our higher priced products. Units shipped in the nine months ended September 30, 2014 increased 15% to 2.8 million from 2.4 million in the nine months ended September 30, 2013. The average selling price of units shipped increased 2% in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The increase in average selling price in the nine months ended September 30, 2014 was primarily driven by a shift in product mix to the HERO3+ Black edition capture devices. Our revenue in the nine months ended

September 30, 2014 also increased, to a lesser extent, as a result of an increase in accessory unit shipments. Our revenue increased in the Americas and APAC, while decreasing in EMEA during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

We expect revenue to increase in the three month period ending December 31, 2014 compared to the three months ended December 31, 2013 and September 30, 2014.

Cost of revenue, gross profit and gross profit margin

	Three months ended				Nine months ended
(dollars in millions)	September 30, 2014	September 30, 2013	$ Change	Percent Change	September 30, 2014	September 30, 2013	$ Change	Percent Change
Cost of revenue	$155.9	$128.1	$27.8	22%	$436.9	$414.0	$22.9	6%
Gross profit	$124.0	$64.0	$60.0	94%	$323.4	$210.3	$113.1	54%
Gross profit margin	44%	33%			43%	34%

Gross profit margin increased to 44% in the three months ended September 30, 2014 from 33% in the three months ended September 30, 2013 primarily due to lower costs associated with our HERO3+ capture devices compared to our previous generation HERO3 capture devices, and to a lesser extent the introduction of our new HERO4 Black and Silver products at the end of the third quarter 2014.
Gross profit margin increased to 43% in the nine months ended September 30, 2014 from 34% in the nine months ended September 30, 2013 primarily due to lower costs associated with our HERO3+ capture devices compared to our previous generation HERO3 capture devices. In addition, gross profit margin also improved due to a 2% increase in the average selling price of units shipped.
We expect gross profit margin to fluctuate over time based on product mix, changes in costs related to the release of different capture device models, sales channel mix and changes in average selling price. We expect our gross margin percentage to increase in the three month period ending December 31, 2014 compared to the three months ended December 31, 2013.

Research and Development

	Three months ended				Nine months ended
(dollars in millions)	September 30, 2014	September 30, 2013	$ Change	Percent Change	September 30, 2014	September 30, 2013	$ Change	Percent Change
Research and development	$42.4	$19.6	$22.8	116%	$105.8	$48.3	$57.5	119%
% of revenue	15%	10%			14%	8%
Research and development expense increased $22.8 million, or 116%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due primarily to a $9.5 million increase in personnel related costs associated with increased headcount, a $5.9 million increase in consulting and outside professional service costs, a $2.8 million increase in equipment costs, a $2.4 million increase in facility and information technology support costs and a $1.7 million increase in stock-based compensation.
Research and development expense increased $57.5 million, or 119%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due primarily to a $24.2 million increase in personnel related costs associated with an increase in headcount , a $15.5 million increase in consulting and outside professional service costs, a $6.2 million increase in facility and information technology support costs, a $5.9 million increase in equipment costs and a $3.8 million increase in stock-based compensation.
Research and development expense increased as a percentage of revenue in the three and nine months ended September 30, 2014 compared to September 30, 2013 due to the broadening of our capture device product line with the introduction of the HERO4 products and to a lesser extent, investments in our software to support our product initiatives.
In the three month period ended December 31, 2014, we expect research and development expense to increase compared to the three months ended December 31, 2013 as we continue to make significant investments in developing new products, applications, functionality and other offerings and to be relatively flat compared to the three months ended September 30, 2014.

Sales and Marketing

	Three months ended				Nine months ended
(dollars in millions)	September 30, 2014	September 30, 2013	$ Change	Percent Change	September 30, 2014	September 30, 2013	$ Change	Percent Change
Sales and marketing	$48.1	$37.4	$10.7	29%	$133.2	$112.2	$21.0	19%
% of revenue	17%	19%			18%	18%
Sales and marketing expense increased $10.7 million, or 29%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due primarily to a $4.5 million increase in personnel related costs associated with an increase in headcount, a $1.8 million increase in stock-based compensation, a $1.6 million increase in facility and information technology support costs, a $1.3 million increase in advertising and promotional activity costs and a $0.4 million increase in sales commissions and other selling expense.
Sales and marketing expense increased $21.0 million, or 19%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due primarily to a $12.0 million increase in personnel related costs associated with an increase in headcount, a $3.4 million increase in facility and information technology support costs, a $2.2 million increase in stock-based compensation and a $1.9 million increase in advertising and promotional activity costs.
In the three month period ended December 31, 2014, we expect sales and marketing expense to increase compared to the three months ended December 31, 2013 and September 30, 2014 as we continue to actively promote our products.

General and Administrative

	Three months ended				Nine months ended
(dollars in millions)	September 30, 2014	September 30, 2013	$ Change	Percent Change	September 30, 2014	September 30, 2013	$ Change	Percent Change
General and administrative	$20.1	$7.7	$12.4	161%	$71.1	$21.7	$49.4	228%
% of revenue	7%	4%			9%	3%
General and administrative expense increased $12.4 million, or 161%, for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, due primarily to a $7.6 million increase in stock-based compensation, a $3.3 million increase in personnel related costs associated with an increase in headcount, a $0.6 million increase in consulting and outside professional service costs and a $0.6 million increase in facility and information technology support costs.
General and administrative expense increased $49.4 million, or 228%, for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, due primarily to a $38.8 million increase in stock-based compensation, an $8.1 million increase in personnel related costs associated with an increase in headcount, a $1.1 million increase in consulting and outside professional service costs and a $1.1 million increase in facility and information technology support costs. Of the total increase in stock-based compensation, $27.6 million was attributable to the issuance of 4.5 million RSUs to our Chief Executive Officer, or CEO, during the period.
General and administrative expense increased as a percentage of revenue in the three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013 primarily due to an increase in stock-based compensation and personnel related costs.
In the three month period ended December 31, 2014, we expect general and administrative expense to increase compared to the three months ended December 31, 2013 due to the required infrastructure to support the anticipated growth of our business and to be relatively flat compared to the three months ended September 30, 2014.

Provision for Income Taxes

	Three months ended				Nine months ended
(dollars in millions)	September 30, 2014	September 30, 2013	$ Change	Percent Change	September 30, 2014	September 30, 2013	$ Change	Percent Change
Income tax (benefit) expense	$(2.9)	$(1.3)	$(1.6)	123%	$2.6	$6.1	$(3.5)	(57)%
Effective tax rate	(25.2)%	54.7%			30.6%	26.7%
Income tax benefit for the three months ended September 30, 2014 was $2.9 million compared to a tax benefit of $1.3 million for the three months ended September 30, 2013 primarily due to lower cumulative U.S. pre-tax income and lower foreign withholding taxes during the three months ended September 30, 2014.
Income tax expense for the nine months ended September 30, 2014 was $2.6 million compared to $6.1 million for the nine months ended September 30, 2013 primarily due to lower U.S. pre-tax income, higher earnings in jurisdictions with lower tax rates than the U.S., and lower foreign withholdings tax.

Liquidity and Capital Resources

As of September 30, 2014, our principal source of liquidity was our cash and cash equivalents balance totaling $237.7 million.

Cash Flows. The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Nine months ended
(dollars in thousands)	September 30, 2014	September 30, 2013	Percent Change
Net cash provided by operating activities	$53,732	$20,147	167%
Net cash used in investing activities	(25,766)	(14,578)	(77)%
Net cash provided by financing activities	108,373	5,575	1844%
Net increase in cash and cash equivalents	$136,339	$11,144	1123%

Cash flows from operating activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and excess tax benefits from stock-based compensation, as well as the effect of changes in working capital and other activities.
Cash provided by operating activities of $53.7 million in the nine months ended September 30, 2014 was comprised of $42.4 million in non-cash expense, $5.8 million in net income and $5.5 million in cash flows from operating assets and liabilities. Non-cash expense in the nine months ended September 30, 2014 primarily consisted of stock-based compensation expense net of the related excess tax benefit and depreciation and amortization. Cash flows related to operating assets and liabilities in the nine months ended September 30, 2014 primarily consisted of a $27.7 million increase in cash due to timing of accounts receivable collections, partially offset by a $25.8 million decrease in cash due to increased expenditures for prepaid expenses and other assets.
Cash provided by operating activities of $20.1 million in the nine months ended September 30, 2013 was comprised of $19.3 million in non-cash expense, $16.8 million in net income and a decrease in cash of $16.0 million from operating assets and liabilities. Non-cash expense in the nine months ended September 30, 2013 primarily consisted of depreciation and amortization, stock-based compensation expense and provision for inventory obsolescence. Cash flows related to operating assets and liabilities in the nine months ended September 30, 2013 primarily consisted of a $47.7 million decrease in cash due to the buildup of inventory for the HERO3+ launch and a $15.1 million decrease in cash due to increased expenditures for prepaid and other assets, partially offset by a $23.5 million increase in cash due to timing of accounts receivable collections and a $25.2 million increase in cash due to the timing of payments associated with our accounts payable and accrued liabilities.
Cash flows from investing activities
Cash used in investing activities of $25.8 million in the nine months ended September 30, 2014 increased from cash used for investing activities of $14.6 million in the nine months ended September 30, 2013 due primarily to $8.3 million of increased capital expenditures and a payment of $3.2 million related to the acquisition of General Things, Inc.
Cash flows from financing activities
Our financing activities provided cash of $108.4 million in the nine months ended September 30, 2014. Cash flow provided by financing activities in the nine months ended September 30, 2014 consisted primarily of $200.8 million of proceeds received from our initial public offering, or IPO, after underwriting discounts and commissions but before offering costs, a $23.6 million excess tax benefit related to stock-based compensation and proceeds from issuance of stock of $3.4 million, partially offset by repayments of our debt of $114.0 million and payments of deferred IPO costs of $4.4 million.

Our financing activities provided cash of $5.6 million in the nine months ended September 30, 2013. Cash flow provided by financing activities in the nine months ended September 30, 2013 consisted primarily of borrowings under the revolving credit facility of $20.0 million, partially offset by repayments of long-term debt and repayments of our revolving credit facility of $14.5 million.
Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations and off-balance sheet arrangements at September 30, 2014, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in textual and tabular format in Note 11, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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
There were no significant changes to our critical accounting policies during the three months ended September 30, 2014. For information about critical accounting policies, see the discussion of critical accounting policies in the final prospectus filed with the U.S. Securities and Exchange Commission on June 26, 2014 in connection with our initial public offering pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk
To date, substantially all of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had insignificant foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States incur a portion of their operating expenses in foreign currencies, principally the Hong Kong Dollar. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow our operations, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes. We analyzed our foreign currency exposure to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift.
Interest rate risk
We had cash and cash equivalents totaling $101.4 million and $237.7 million at December 31, 2013 and September 30, 2014, respectively. Our cash and cash equivalents consist of cash in bank accounts and money market funds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on their evaluation as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For a discussion of legal proceedings, see Note 11, “Commitments, Contingencies and Guarantees,” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  With respect to the legal proceeding described in “Business - Legal proceedings” in the final prospectus that we filed with the Securities and Exchange Commission on June 26, 2014 in connection with our initial public offering, the Federal Circuit heard oral argument on the consolidated appeal on October 7, 2014.

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

The net offering proceeds to us, after deducting underwriters’ discounts and commissions of $12.8 million and other offering expenses of $6.2 million, were $194.6 million. We expect to pay the remaining unpaid offering expenses in the fourth quarter of 2014. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered. On July 1, 2014, we used $108.0 million of the IPO proceeds to repay our term loan under our credit facility. See Note 9, “Financing Arrangements,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on June 26, 2012. We have invested the majority of the remaining net proceeds, or $86.0 million, in money market funds.

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

GoPro, Inc.
(Registrant)

Dated: November 4, 2014	By: /s/ Jack Lazar
Jack Lazar Chief Financial Officer (Principal Financial Officer)

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

E-1