Form 10-K
period 2014-12-31
GoPro, Inc.
filed 2015-02-20
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________
Commission file number: 001-36514
GOPRO, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0629474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Clearview Way San Mateo, California	94402
(Address of principal executive offices)	(Zip Code)
(650) 332-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, par value $0.0001 (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)

Securities registered pursuant to section 12(g) of the Act:
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Based on the closing price of the Registrant’s Class A Common Stock on the last business day of the Registrant’s most recently completed second fiscal quarter, which was June 30, 2014, the aggregate market value of its shares (based on a closing price of $40.55 per share on June 30, 2014 as reported on the NASDAQ Global Select Market and giving effect to the conversion of all convertible preferred stock into common equity that occurred July 1, 2014) held by non-affiliates was approximately $2,127,600,000.

As of December 31, 2014, there were 52,091,317 shares of the Registrant’s Class A common stock outstanding and 77,023,371 shares of the Registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

GoPro, Inc.

Special note regarding forward-looking statements
The discussions set forth in this Annual Report on Form 10-K contain statements concerning potential future events. Such forward-looking statements are based upon assumptions by the Company’s management, as of the date of this Annual Report, including assumptions about risks and uncertainties faced by the Company. In addition, management may make forward-looking statements orally or in other writings, including, but not limited to, in press releases, in the annual report to shareholders and in the Company’s other filings with the Securities and Exchange Commission. Readers can identify these forward-looking statements by their use of such verbs as “expects,” “anticipates,” “believes” or similar verbs or conjugations of such verbs. Forward-looking statements include any discussion of the trends and other factors that drive our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified under Item 1A “Risk Factors.” Readers are strongly encouraged to consider those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake to update any forward-looking statements in this Annual Report to reflect future events or developments.

PART I
Item 1. Business
Company overview
GoPro, Inc. (“GoPro” or “we” or “the Company”) is transforming the way consumers capture, manage, share and enjoy meaningful life experiences. We do this by enabling people to capture compelling, immersive photo and video content of themselves participating in their favorite activities. Our customers include some of the world’s most active and passionate people. The volume and quality of their shared GoPro content, coupled with their enthusiasm for our brand, are virally driving awareness and demand for our products. To date, we have generated substantially all of our revenue from the sale of our cameras and accessories (capture devices) and we believe that the growing adoption of our capture devices and the engaging content they enable, position GoPro to become an exciting new media company.
What began as an idea to help athletes document themselves engaged in their sport has become a widely adopted solution for people to document themselves engaged in their interests, whatever they may be. From extreme to mainstream, professional to consumer, GoPro has enabled the world to capture and share its passions, and the world, in turn, is enabling GoPro to become one of the most exciting and aspirational companies of our time.
We were incorporated as Woodman Labs, Inc. in California and began doing business as GoPro in February 2004. We reincorporated in Delaware in December 2011 and in February 2014 we changed our name to GoPro, Inc. Our principal executive offices are located at 3000 Clearview Way, San Mateo, California 94402, and our telephone number is (650) 332-7600. Our website address is www.gopro.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our website is not incorporated into this report. We completed our initial public offering in July 2014 and our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “GPRO”.

We have registered a number of trademarks including “GOPRO,” “HERO,” “BACPAC” and “CINEFORM” and have filed with the U.S. Patent and Trademark Office to register the GoPro logo and GoPro Be a Hero logo. This Annual Report on Form 10-K also includes references to trademarks and service marks of other entities, and those trademarks and service marks are the property of their respective owners.

Our business focus
Enabling engaging content is at the core of our business. We develop hardware and software solutions to alleviate consumer pain points associated with capturing, managing, sharing and enjoying engaging content.
Capture
Our capture devices enable professional quality capture and exceptional versatility at affordable prices. Our products’ small, lightweight, yet durable designs make them easy to use even in highly challenging situations. In addition, our remote control solutions and our seamless integration with mobile devices via the GoPro App, enable engaging self-capture during virtually any activity. As of December 31, 2014, there have been approximately 13.3 million downloads of the GoPro App.
Manage
We seek to eliminate the pain point of managing content by making it easy for our customers to transfer footage from their cameras to a system that efficiently organizes their content and facilitates convenient editing and sharing. GoPro Studio and the GoPro App reflect the early stages of our content management platform strategy.
GoPro Studio enables users to quickly edit and create simple or complex videos from time-lapse photo and video sequences.

In addition to facilitating full camera control from a mobile device, the GoPro App enables a customer to easily and wirelessly copy footage from a GoPro camera to a mobile device for storage and sharing without a computer.
Share
By facilitating the capture, management and editing of engaging photos and videos, we are ultimately helping our customers share more compelling personal content. GoPro Studio and the GoPro App facilitate the posting of photos and videos directly to leading social networks and content platforms, including Facebook, Instagram, Pinterest, Twitter, Vimeo and YouTube. Thousands of GoPro customer photos and videos are shared daily, driving awareness and enthusiasm for our customers’ content, as well as for GoPro’s own brand and products.
Enjoy
GoPro enables the production of entertaining and inspiring content, both in the form of our customers’ user-generated content (UGC), as well as GoPro originally produced content that we collectively refer to as GoPro programming. This often features professional athletes, celebrities and entertainers, as well as everyday people engaged in their favorite activities.
We believe that increasing our customers’ enjoyment of their content enhances the value proposition of capturing and sharing their lives with our products. Also, having recognized the role GoPro content plays in attracting and exciting consumers, we are expanding the distribution of GoPro programming to engage and build relationships with even those consumers who do not own a GoPro capture device.
We distribute GoPro programming through what we refer to as the GoPro Network, a collection of GoPro Channels hosted on a variety of platforms, including Facebook, Instagram, Pinterest, Twitter and YouTube. We began generating revenue from GoPro Channel advertising and sponsorship opportunities on Xbox Live and GoPro Channel advertising on YouTube in the second quarter of 2014. The revenue earned from these GoPro Channels was not material to us in 2014. We will seek to increase revenue from these GoPro channels and pursue new revenue opportunities from the distribution of engaging GoPro content.
The virtuous cycle
We believe our business focus results in a virtuous cycle and a self-reinforcing consumer acquisition model that fuels our growth. Our products in the hands of our customers enable compelling, authentic content that organically increases awareness for GoPro and drives demand for our products.
As a result, we have achieved significant growth in recent periods. In 2014, 2013 and 2012, we generated revenue of $1,394.2 million, $985.7 million, and $526.0 million and reported net income of $128.1 million, $60.6 million, and $32.3 million, respectively.
The GoPro opportunity
We believe the following create an attractive market opportunity for GoPro:
Consumers want an easy way to self-capture engaging content
Before GoPro, if people wanted footage of themselves engaged in activities, they needed another person to hold and operate a camera. Furthermore, the camera operator needed to be skilled in order to obtain compelling content. Additionally, capturing high-quality content often required expensive, fragile and cumbersome camera equipment that was not accessible to everyone. Accordingly, it was not practical for people to document their experiences during their lives’ most enjoyable moments.
By eliminating the need for a third-party camera operator, GoPro has enabled a new era of convenient self-documentation. Our products’ high-performance features, ease of use and versatility, made available at affordable price points, provide a premium-quality self-capture solution that appeals to both consumers and professionals.
Consumers want a quick, easy way to manage, edit and share their content
The proliferation of social media and content sharing outlets like Facebook, Instagram, Pinterest, Twitter, Vimeo and YouTube reflects a growing consumer interest in sharing personal experiences. However, managing, editing and sharing engaging, high-quality content often requires substantial time, resources and skill. GoPro Studio and the

GoPro App begin to address these pain points by offering intuitive, easy-to-use tools for managing, editing and sharing professional-grade footage. We see an opportunity to further develop these currently separate software solutions into an integrated and enhanced GoPro content management platform.
Consumers continue to replace traditional cameras with mobile devices
The rapid adoption of smartphones and tablets with photo and video capabilities has changed the camera landscape and we believe that the emergence of photo- and video-enabled mobile devices is creating further opportunities for GoPro. As mobile devices continue to displace traditional cameras and camcorders, we believe consumers will seek capture devices that offer differentiated capabilities, like GoPro products.
Moreover, we believe mobile devices complement our products. With the GoPro App, mobile devices can be used to remotely control GoPro cameras, thereby optimizing customers’ ability to self-capture high-quality content of themselves and their activities and share this content via social platforms. The GoPro App also enables customers to manage and share their captured content without the need for a computer. Furthermore, smartphones and tablets expand consumers’ ability to access and enjoy GoPro content online. For example, consumers who download the GoPro App can enjoy photos and videos from the GoPro Channel.
Consumers want compelling content on demand
We believe consumer demand for compelling content combined with GoPro’s self-capture technology and the explosive popularity of social media create a significant media opportunity for GoPro. GoPro programming has developed a dedicated and growing audience. To continue to scale this audience, we have built a team of production professionals who regularly produce content based on inspiring stories from around the world, captured exclusively with our products. In addition, we actively curate and redistribute, with permission, our customers’ most compelling content as GoPro-branded content and seek to license the use of this content to approved third parties. We believe GoPro is well-positioned to become the first media company whose content is captured exclusively using its own hardware.
Our strategy
We intend to expand our existing capture business and broaden our portfolio with content management, editing and sharing solutions to provide increased value to our customers, introduce new revenue streams and further differentiate us from competitors. Key components of our strategy include the following:
Continue to introduce innovative capture devices
We relentlessly pursue our goal of developing the world’s most versatile capture devices and enabling self-capture during any activity. In September 2014 we introduced our line of HERO4 capture devices and our HERO entry-level capture device. To stay at the forefront of our industry, we are focused on continued product innovation and leadership. For example, we develop our own custom lenses, custom sensors and digital signal processing technologies. Other areas of innovation include audio, battery and accessory design. We may also leverage our brand strength and product expertise to opportunistically enter new device categories.
Develop seamless content management, editing and sharing solutions
We believe it is important to simplify the organizing, editing and sharing of engaging content and, to that end, we are developing an integrated content management platform. We may consider additional acquisitions of complementary technologies or businesses in the future. In addition, we may seek to leverage our content management platform as a new revenue stream.
Scale as a media brand
GoPro programming is a potent marketing tool which we believe, on its own, has significant value as a growing media asset. We are investing to scale GoPro as a media entity and develop new revenue opportunities by increasing production of GoPro originally produced content while simultaneously increasing the aggregation and redistribution of our customers’ “best of” UGC. Additionally, we are investing to develop, distribute and promote GoPro programming on additional partner platforms such as Virgin America and Xbox Live.

Expand into new vertical markets
Leveraging the product development and sales and marketing strategies that have enabled us to be a leader in vertical markets such as skiing, surfing and motorsports, we are targeting new vertical markets including music and hunting and fishing. We continue to explore additional markets where we believe GoPro can authentically deliver meaningful solutions to consumers.
Grow internationally
We believe that international markets represent a significant growth opportunity for us. We plan to capitalize on the strength of our brand to increase our presence worldwide through additional retailers and strategic distribution partnerships.
Expand in-store brand and sales footprint
We invest heavily to produce GoPro-branded, video-enabled point of purchase (POP) merchandising displays that we make available to nearly all of the retail outlets through which our products are sold. These displays showcase engaging GoPro content and attractively present our cameras and accessories. Having recognized our success in these stores, coupled with our expanding product portfolio, we are working with our retailers to further expand the footprint of our POP displays.
Extend strategic marketing relationships
We form relationships with marketing partners that use our products and services to promote their own brands and properties. GoPro benefits not only from the expanded brand awareness that traditionally comes with such marketing partnerships, but also being recognized as our partners’ technology enabler. We will continue developing and leveraging strategic marketing relationships to increase GoPro brand awareness.
Expand brand awareness through increased advertising
Notwithstanding the visibility we have garnered in the consumer markets where we have historically focused, we believe consumers in many other markets are not familiar with our brand and products. We believe this underscores a significant opportunity for GoPro to expand awareness through increased advertising on television, in print, online, and on billboards and other out of home advertising while continuing to scale our promotional marketing efforts and trade show presence.
Products
Cameras
Our core product is the HERO line of capture devices, the first HD version of which we introduced in 2009. Since then, we have focused on continued innovation and development of our products and subsequently launched the HERO2 camera in 2011, the HERO3 camera in 2012, the HERO3+ camera in 2013, and the HERO4 and HERO cameras in 2014. Our HERO4 cameras capture video and photos in a small, easy-to-use form factor. They come bundled with a protective waterproof housing and select mounting accessories and have built-in Wi-Fi, providing connectivity with a smartphone or tablet to enable remote control and content viewing and sharing functionality. We offer the HERO, HERO3 White, HERO3+ Silver and HERO4 Silver and Black editions with increasingly better image quality, enhanced capture features and accessory bundles from model to model at different price points.
We also sell accessories, both bundled and separately, that enhance the functionality and versatility of our cameras and enable our customers to self-capture their experiences during a variety of activities and from different viewpoints. In addition to our standard packages, we offer the HERO4 Black edition camera in music- and surf-specific bundles, which each come packaged with accessories tailored for their respective markets.
Premium accessories
Our premium accessories include the Battery BacPac, Smart Remote and LCD Touch BacPac, which expand the features, versatility and convenience of our cameras.

Mounts
We offer a large selection of mounts designed to enable consumers to capture content while engaged in a wide range of activities. This includes equipment-based mounts, such as the helmet, handlebar, roll bar, as well as grip and tripod mounts. We also enable customers to wear mounts on their bodies, such as our wrist housing, chest harness and head strap. Most of our mounts are backward-compatible with our HERO, HERO2, HERO3 and HERO3+ cameras.
Other accessories
Other accessories include spare batteries, charging accessories, cables to connect our GoPro cameras to television monitors, video transmitters and external microphones, flotation devices, dive filters, anti-fogging solutions and accessories for the Smart Remote.
Software
We believe that providing software tools that help our customers manage, edit and share their GoPro content improves our value proposition and increases sales of our capture devices. We currently provide to consumers the following software applications at no charge:
GoPro Studio
GoPro Studio is a powerful video editing tool that allows our users to create professional quality videos from their GoPro content. GoPro Studio includes GoPro Edit Templates, which are based on our own original video productions and enable users to quickly produce engaging, professional quality videos using their own footage. Additional features include easy playback and trimming of video clips, frame rate and image quality adjustments, conversion of time lapse photos into videos, slow motion and speed ramping tools and the ability to export videos for convenient web sharing.
GoPro App
The GoPro App allows users to control their GoPro cameras remotely using a smartphone or tablet. Features include full control of all camera settings, content preview and playback directly from the camera on a smartphone or tablet, and access to GoPro’s Photo of the Day, Video of the Day and content feeds. The GoPro App enables users to easily and wirelessly copy footage from their cameras to mobile devices for storage and sharing without a computer. GoPro Channel content can also be viewed on smartphones via the GoPro App.
Seasonality
Our sales are subject to seasonal fluctuation. Historically, we have experienced the highest levels of revenue in the fourth quarter of the year, coinciding with the holiday shopping season in the United States and Europe. Sales of consumer products are also heavily influenced by the timing of the release of new products. We have historically introduced our newest generation of product offerings just prior to the holiday shopping season. However, neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future revenue or financial performance.
Segment information and geographical revenue
We operate in one industry segment. Financial information about our operating segment and geographic areas is presented in Note 14 of Notes to Consolidated Financial Statements.
Backlog
We do not believe that our backlog is meaningful as of any particular date or indicative of future sales, as our customers can change or cancel orders with limited or no penalty and limited advance notice prior to shipment.

Research and development
We are passionate about developing new and innovative products that inspire our consumers and enhance our brand. We are constantly innovating to deliver better performance, expanded functionality and increased convenience to enhance the appeal of our products. We also have teams focused on software application development to facilitate convenient content management, editing and sharing. We strive to remain a market leader by consistently introducing innovative products that offer superior performance at affordable price points.
We have a user experience-driven approach to product development and our CEO leads product design. By engaging with customers and opinion leaders in our core markets around the world, our development team strives to introduce meaningful and empowering new features that expand the versatility and performance of our products.
In addition to our core product development team, we benefit from input received from our in-house media production team that regularly travels the world capturing GoPro originally produced content exclusively using our capture devices. We believe leveraging this content team to help refine existing products and influence future products gives us a competitive advantage.
Our engineering team, which supports the development of our capture devices, firmware and software, has grown from two in 2010 to 415 engineers on December 31, 2014. Our hardware engineering team is responsible for developing and co-developing with partners, technologies to support the concepts proposed by our product team. These core technologies include new Image Silicon Processors, new image sensors and lenses, as well as the core algorithms that enable the systems to operate and provide the performance and features. The hardware engineering team also integrates these innovations and firmware into our product designs and develops our capture devices, including mounts and accessories. The software engineering team develops and supports our applications to further enhance the functionality of our products which facilitate the management, editing, sharing and viewing of content.
Our research and development expense was $151.9 million, $73.7 million, and $36.1 million, for 2014, 2013, and 2012, respectively.
Manufacturing, logistics and fulfillment
While our products are designed in California, we currently outsource a significant majority of our manufacturing to two contract manufacturers located in Shenzhen, China. We believe that using outsourced manufacturing enables greater scale and flexibility than establishing our own manufacturing facilities. We periodically evaluate the need and advisability of adding manufacturers to support our operations.
We have established a strategic commodity team that manages the pricing and supply of the key components of our capture devices, including sensors, digital signal processors and lenses. A few key strategic parts are purchased from the supplier by us and then consigned to our manufacturers, while the vast majority of parts are procured directly by our contract manufacturers. We seek to use our commodity team to achieve competitive pricing on the largest value-add components, and leverage our contract manufacturers’ volume purchases for best pricing on common parts.
We have third-party fulfillment centers in Riverside and Fremont, California, Singapore, Hong Kong, São Paulo, Brazil and Venray, Netherlands. These facilities are either full service postponement centers (both light assembly and warehouse/fulfillment) or warehouse/fulfillment only centers. In addition to these full service and warehouse centers, we have postponement only centers which perform in-region final packaging services in Brno, Czech Republic and Futian, China. Cameras are typically air freighted while accessories and packaging are generally regionally procured or shipped via ocean freighter from our manufacturers in China to these fulfillment centers, where the products are packaged for retail sale. This postponement strategy allows us to reduce shipping costs, reduce custom levies, customize products for local languages and improve inventory flexibility.

Sales channels and customers
We sell our products through more than 25,000 retailers in over 100 countries directly and through distributors. We are focused on building close relationships with our retailers and distributors, educating our partners’ sales forces about our products, working with them to merchandise our products in a compelling manner in-store, as well as providing consumers with informative and convenient ecommerce experiences at retail partner websites.
Direct sales
We sell directly to large and small retailers in the United States, and directly to consumers around the world through our retail and ecommerce channels, as follows. In 2014 and 2013, our direct sales channel accounted for 59% and 52% of our revenue, respectively.

•
Independent specialty retailers. We use a network of location-based independent manufacturer representatives to sell our products to independent specialty retailers focused on action sports markets. Our representatives provide highly personalized service to these retailers, including assisting with product mix planning, channel marketing and in-store merchandising, taking orders and providing clinics to educate retail sales personnel about GoPro products. We also have an internal, regionally focused sales team that provides a secondary level of service to both the manufacturer representatives and the independent specialty retailers. Independent specialty retailers generally carry our higher end products, targeting their core customers who we believe tend to be early adopters of new technologies. Our sales efforts began in the specialty retail channel and we believe we often continue to be the only capture device sold in these types of stores. Independent specialty retailers outside of the United States represent a similarly important sales channel for us, and we reach these customers indirectly through our network of international distributors.

•
Big box retailers. We sell to large retailers with a national presence, including Amazon.com, Inc., Best Buy, Target Corporation and Wal-Mart, Inc. We support these retailers with a dedicated and experienced sales management team. We believe this enables us to build close relationships with these retailers and to reduce channel conflict. These retailers generally carry a varied subset of our products targeting their particular end-user customers. This helps us maintain in-store product differentiation between sales channels and protects our brand image in our core specialty retail markets. One retailer, Best Buy, accounted for 20%, 17%, and 15% of our revenue in 2014, 2013, and 2012, respectively.

•
Mid-market retailers. We sell to retailers with a large regional or national presence, often focused on specific verticals such as consumer electronics, sporting goods, military, hunting and fishing and motor sports, which we refer to as our “mid-market” channel. We sell directly to these retailers through our experienced sales teams assigned to particular accounts and regions. Mid-market retailers generally carry a smaller subset of our products targeted toward their end-user customers.

•
Ecommerce channel. We sell our full line of products directly to consumers around the world through our online store at gopro.com. We drive consumers to our website through online and offline advertising, as well as marketing promotions carried out at tradeshows and sponsored events. Customers may also order our products over the phone.

We believe that our diverse sales channels are a key differentiator for GoPro and we differentiate our products among the various retail channels. For example, certain big box retailers such as Target and Walmart carry HERO, White and Silver edition capture devices while specialty retailers focus on Silver and Black editions. Additionally, we leverage club retailers such as Costco Wholesale Corporation to sell legacy products in key selling seasons (spring and holiday), while expanding our sales reach to entry-level customers.
Distributors
We sell to over 50 distributors who resell our products to retailers in international markets and to certain specific verticals in the United States. In 2014 and 2013, our distributors accounted for 41% and 48% of our revenue, respectively.

We have dedicated sales personnel focused on providing a high level of service to these distributors, including assisting with product mix planning, channel marketing and in-store merchandising, development of marketing materials, order assistance and educating the distributors’ sales personnel about GoPro products.
In-store merchandising
Our in-store merchandising strategy focuses on our POP displays that continuously show GoPro content on a large video monitor and present our capture devices and accessories in an attractive manner. We provide our POP display in sizes ranging from two to four feet wide by five feet tall to retailers at no cost. In Best Buy stores, we began installing POP displays that are 12 feet wide by seven feet tall. Our capture devices are attractively arranged on the displays and the breadth of our offerings, combined with the associated content, communicate the wide range of uses for our products. As of December 31, 2014, we had over 25,000 POP displays in retail outlets.
Marketing and advertising
Our marketing and advertising programs are focused on engaging consumers by exposing them to compelling GoPro content. We believe this approach enhances our brand while demonstrating the performance, durability and versatility of our products. Our marketing and advertising efforts span a wide range of consumer interests and leverage both traditional consumer marketing and lifestyle marketing strategies.
Consumer marketing
Social media plays an important role in our consumer marketing strategy. Our customers capture and share personal GoPro content on social media and content sharing platforms like Facebook, Instagram, Pinterest, Twitter, Vimeo and YouTube.
We also integrate UGC and GoPro originally produced content into advertising campaigns across various platforms including television commercials, print, online, billboards and other out of home advertising, and at consumer and trade facing events. This content also supports our in-store channel marketing efforts, appearing on our POP displays and other in-store marketing materials.
Lifestyle marketing
Our lifestyle marketing programs focus on expanding GoPro brand awareness by engaging consumers through relationships with key influencers, event promotions and other customer outreach efforts. We cultivate strong relationships with influential athletes, celebrities, entertainers and brands, all of which use our products to create and share engaging content with their own fans and consumers. We also work directly with these partners to create compelling content that we leverage to our mutual benefit across the GoPro Network.
Competition
The market for cameras and camcorders is highly competitive. We compete against established, well-known camera manufacturers such as Canon Inc., Nikon Corporation, Olympus Corporation, Polaroid Holding Corporation and Vivitar Corporation, large, diversified electronics companies such as JVC Kenwood Corporation, Panasonic Corporation, Samsung Electronics Co., Sony Corporation and Toshiba Corporation, and specialty companies such as Garmin Ltd. Many of these companies have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and significant financial, marketing, research and development and other resources. In the future other companies may seek to compete with us, and it is possible that new competitors will be companies with strong worldwide brand recognition and significant financial, marketing, research and development and other resources.
We believe we compete favorably with these companies’ products. Our durable and versatile product design facilitates increased functionality and wearability. In addition, by offering a variety of mounts and other accessories, we enable a wide range of consumer use cases that are difficult for other competing products to address. Further, we offer many professional-grade features at attractive consumer price points, including our SuperView mode, which allows a user to capture an immersive wide-angle perspective, and super high resolution video capability. We also provide consumers a suite of free desktop and mobile applications that enhance the overall GoPro experience. Moreover, we believe we have achieved significant brand recognition in our target vertical markets. Additionally, we believe our years of experience working with active and influential consumers contributes to our ability to develop attractive products and establishes the authenticity of our brand, thereby differentiating us from current and potential competitors.
Smartphones and tablets with photo and video functionality have significantly displaced traditional camera sales. We believe that our capture devices enable differentiated use cases from mobile devices. In particular, we allow consumers to self-capture their experiences in even the most challenging of environments, such as on and in water and in other environments where mobile devices would be damaged, and to do so with their hands free to focus on the activity and not the capture device. Additionally, we believe that the small, rugged form factor coupled with the professional quality video enabled by our capture devices makes them ideal for uniquely capturing important moments of our customers' lives. However, it is possible that in the future the manufacturers of these devices may design them for use in a range of scenarios and conditions. In addition new companies may emerge and offer competitive products directly in our category.
Intellectual property
Intellectual property is an important aspect of our business, and our practice is to seek protection for our intellectual property as appropriate.
Our trademarks, including “GoPro” and “Be a Hero,” are a critical component of the value of our business. In addition, we hold many issued and pending utility and design patents for various aspects of our capture devices and the software that helps our customers manage, share and enjoy their content. Our patents cover areas that include physical structures, image processing, operational firmware and software, post-processing software, distribution software, mount and accessory structures, as well as the ornamental aspects of our capture devices. As of February 10, 2015, we had 56 issued patents and 116 patent applications pending in the United States, and 21 corresponding issued patents and 39 patent applications pending in foreign countries. We cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantage or will not be challenged by third parties. Our issued U.S. patents will expire between 2024 and 2034 and our issued foreign patents will expire between 2022 and 2039. We continually review our developments efforts to assess the existence and patentability of new intellectual property.
In addition to the foregoing protections, we generally control access to and use of our proprietary and other confidential information through the use of internal and external controls, including contractual protections with employees, contract manufacturers, distributors and others. Despite these protections, we may be unable to prevent third parties from using our intellectual property without our authorization, breaching any nondisclosure agreements with us, or independently developing products that are similar to ours, particularly in those countries where the laws do not protect our proprietary and intellectual property rights as fully as in the United States.
Employees
As of December 31, 2014 we had 970 employees, 415 of whom were primarily engaged in research and development, 322 of whom were primarily engaged in sales and marketing, 67 of whom were primarily engaged in manufacturing/logistics/fulfillment and 166 of whom were primarily engaged in administrative and finance services. As of December 31, 2014, 85 of these employees were located outside the United States. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

Item 1A. Risk Factors
You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K before making an investment decision. Our business, financial condition and results of operations could be materially and adversely affected if any of the following risks, or other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
Risks related to our business and industry
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our revenue and profitability.
The market for capture devices, including cameras and camcorders, is highly competitive. Further, we expect competition to intensify in the future as existing competitors introduce new and more competitive offerings alongside their existing products, and as new market entrants introduce new products into our markets. We compete against established, well-known camera manufacturers such as Canon Inc., Nikon Corporation, Olympus Corporation, Polaroid Holding Corporation and Vivitar Corporation, large, diversified electronics companies such as JVC Kenwood Corporation, Panasonic Corporation, Samsung Electronics Co., Sony Corporation and Toshiba Corporation, and specialty companies such as Garmin Ltd. Many of our current competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. In addition, many of our existing and potential competitors enjoy substantial competitive advantages, such as:

•	longer operating histories;

•	the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products;

•	broader distribution and established relationships with channel partners;

•	access to larger established customer bases;

•	greater resources to make acquisitions;

•	larger intellectual property portfolios; and

•	the ability to bundle competitive offerings with other products and services.

Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional camera sales. It is possible that, in the future, the manufacturers of these devices, such as Apple Inc. and Samsung, may design them for use in a range of conditions, including challenging physical environments, or develop products similar to ours. In addition to competition or potential competition from large, established companies, new companies may emerge and offer competitive products. Further, we are aware that certain companies have developed cameras designed and labeled to appear similar to our products, which may confuse consumers or distract consumers from purchasing GoPro products.

Increased competition may result in pricing pressures and reduced profit margins and may impede our ability to continue to increase the sales of our products or cause us to lose market share, any of which could substantially harm our business and results of operations.
We depend on sales of our capture devices for substantially all of our revenue, and any decrease in the sales of these products would harm our business.
To date, substantially all of our revenue has been derived from sales of our capture devices, and we expect to continue to derive the substantial majority of our revenue from sales of cameras and accessories for the foreseeable future. A decline in the price of these products, whether due to macroeconomic conditions, competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. Any decrease in the sales of our capture devices would harm our business. While we are evaluating other products and services to add to our offerings, we may not be successful in identifying or executing on such opportunities, and we expect sales of capture devices to represent a substantial portion of our revenue for the foreseeable future. As a result, our future growth and financial performance will depend heavily on our ability to develop and sell enhanced versions of our capture devices. If we fail to deliver product enhancements, new releases or new products that our customers want, our business and results of operations would be harmed.
We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products.
All of the components that go into the manufacture of our cameras and accessories are sourced from third-party suppliers, and some of these components are provided by a single supplier or by a supplier that could potentially become a competitor. If we lose access to components from a particular supplier, or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect to meet our needs as they allocate components to other customers. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability and labor and other ethical practices, and if we seek to source materials from new suppliers there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products. Our reliance on single source, or a limited number of, suppliers involves a number of additional risks, including risks related to:

•	supplier capacity constraints;

•	price increases;

•	timely delivery;

•	component quality;

•	failure of a key supplier to remain in business and adjust to market conditions;

•	delays in, or the inability to execute on, a supplier roadmap for components and technologies; and

•	natural disasters, fire, acts of terrorism or other catastrophic events.

In particular, we incorporate video compression and image processing semiconductors from one provider, Ambarella, Inc., into all of our cameras, and we do not have an alternative supplier for these key components. If Ambarella stopped supplying components on acceptable terms, or at all, or we experienced delays in receipt of components from Ambarella, we would experience a significant disruption in our ability to produce our products, and our business would be materially and adversely affected.
We do not expect to continue to grow in the future at the same rate as we have in the past and profitability in recent periods might not be indicative of future performance.
Although our revenue and profitability have grown rapidly from 2009 through the year ended December 31, 2014, you should not consider our recent revenue growth as indicative of our future performance. In future periods, our revenue could decline or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
If our sales during the holiday season fall below our forecasts, our overall financial condition and results of operations could be adversely affected.
Seasonal consumer shopping patterns significantly affect our business. Specifically, our revenue is traditionally strongest in the fourth quarter of each year due to increased consumer purchases during holiday periods and more recently the launch of new products heading into the holiday season. Fourth quarter revenue comprised 45% and 37% of our 2014 and 2013 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact on our net sales is likely to continue and any shortfall in expected fourth quarter net sales, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities or supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly.
In contrast, a substantial portion of our expenses are personnel related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses, which are not seasonal in nature. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on operating margins in the short term. If this were to occur, our operating results would be harmed.

We may have difficulty in accurately predicting our future customer demand which could adversely affect our operating results.
To ensure adequate inventory supply and meet the demands of our retailers and distributors, we must forecast inventory needs and place orders with our contract manufacturers and component suppliers based on our estimates of future demand for particular products as well as accurately track the level of product inventory in the channel to ensure we are not in an over or under supply situation. We have relatively recently begun producing our products in substantial volumes, and we have experienced rapid growth. We may be unable to meet customer, retailer or distributor demand for our products or may be required to incur higher costs to secure the necessary production capacity and components. We could also overestimate future sales of our products and risk carrying excess product and component inventory. Further, our ability to accurately forecast demand for our products could be affected by other factors, including product introductions by competitors, channel inventory levels, unanticipated changes in general market demand, macroeconomic conditions or consumer confidence. If we fail to continue to develop the infrastructure that enables us to accurately forecast customer demand for our products, our business and operating results could be adversely affected.
Our success depends on our ability to maintain the value and reputation of our brand.
Our success depends on the value and reputation of our brand, including our primary trademarks “GoPro” and “Be a Hero.” The GoPro name and premium brand image are integral to the growth of our business and expansion into new vertical markets. Maintaining, promoting and positioning our brand will largely depend on the success of our marketing and merchandising efforts and our ability to provide consistent, high quality products. If we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity, our brand, business and operating results could be adversely affected. Negative publicity regarding the athletes we sponsor and celebrities we are associated with, our products, our customers’ UGC and the labor policies of any of our suppliers or manufacturers could create corresponding negative publicity for us, harm our brand image and, as a result, adversely impact our sales and results of operations. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not achieve the desired goals. If we fail to successfully promote and maintain our brand or if we incur excessive expenses in this effort, our business and operating results could be adversely affected.
To remain competitive and stimulate customer demand, we must successfully manage frequent product introductions and transitions.
We believe that we must continually develop and introduce new products, enhance our existing products and effectively stimulate customer demand for new and upgraded products. Our research and development efforts are complex and require us to incur substantial research and development expense. Our research and development expense was $151.9 million, $73.7 million and $36.1 million for 2014, 2013, and 2012, respectively, and we anticipate that research and development expense will continue to increase in the future. We may not be able to achieve an acceptable return, if any, on our research and development efforts. Further, any failure to complete product transitions effectively could harm our brand.
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, market and customer acceptance, the effective forecasting and management of product demand, purchase commitments and inventory levels, the management of manufacturing and supply costs, and the risk that new products may have quality or other defects in the early stages of introduction. For example, in order to launch our HERO3 line of capture devices in time for the 2012 holiday shopping season, we implemented a compressed design and manufacturing cycle. As a result, our initial production run of HERO3 Black edition capture devices suffered from a number of design issues, part shortages and manufacturing problems, which reduced the number of units we were able to ship for the 2012 holiday season. Moreover, because of the compressed development schedule, our HERO3 capture devices required a subsequent firmware update to address certain issues, which resulted in negative publicity for us. In the future, if we do not successfully manage product transitions, especially during the holiday shopping season, our revenue and business may be harmed.
The introduction of new products or product enhancements may shorten the life cycle of our existing products, or replace sales of some of our current products, thereby offsetting the benefit of even a successful product introduction, and may cause customers to defer purchasing our existing products in anticipation of the new products and potentially lead to challenges in managing inventory of existing products. We also provide price protection to some of our retailers as a result of our new product introductions. If we fail to effectively manage new product introductions, our revenue and profitability may be harmed.

Any material disruption of our information systems could adversely affect our operating results.
We are increasingly dependent on information systems to operate our ecommerce website, process transactions, respond to customer inquiries, manage our supply chain and inventory, ship goods on a timely basis and maintain cost-efficient operations. Any material disruption or slowdown of our systems, including a disruption or slowdown caused by our failure to successfully upgrade our systems, system failures, viruses, computer “hackers” or other causes, could cause delays in our supply chain or cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of merchandise to our stores and customers or lost sales, especially if the disruption or slowdown occurred during the holiday season. Any of these events could reduce demand for our products, impair our ability to complete sales through our ecommerce channels and cause our revenue to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers or our business and operating results could be adversely affected.
In particular, we are heavily reliant on our software-as-a-service, or SaaS, enterprise resource planning systems to conduct our order and inventory management, ecommerce and financial processes. As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Although the systems and services that we require are typically available from a number of providers, it is time consuming and costly to qualify and implement these relationships. Therefore, our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add systems and services. We may not be able to control the quality of the systems and services we receive from third-party service providers, which could impair our ability to implement appropriate internal controls over financial reporting and may impact our business, operating results and financial condition.
We are highly dependent on our Chief Executive Officer.
Our future success depends in significant part on the continued service of our CEO, Nicholas Woodman. Mr. Woodman is critical to the strategic direction and overall management of our company as well as our research and development process. Mr. Woodman is an at-will employee and there are no vesting restrictions on any of the Class B common stock that he owns, although he holds RSUs subject to vesting restrictions. The loss of Mr. Woodman could adversely affect our business, financial condition and operating results.
We depend on key personnel to operate our business, and many members of our current management team are new. If we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
In addition to the continued services of Mr. Woodman, we believe that our future success is highly dependent on the contributions of our executive officers, as well as our ability to attract and retain highly skilled and experienced sales, research and development and other personnel in the United States and abroad. Some of our executive management team, including our President and Chief Financial Officer, joined us recently and these changes in our management team may be disruptive to our business. Our Chief Operating Officer recently announced her resignation from the Company and, while her responsibilities are being assumed by our President and Chief Financial Officer, this change could be disruptive to our operations.
All of our employees, including our executive officers, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. If one or more of our executive officers or key employees leaves, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer. Qualified individuals are in high demand, and we may incur significant costs to attract them. While we utilize competitive salary, bonus and long-term incentive packages to recruit new executives, many of the companies with which we compete for experienced personnel also have greater resources than we do. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
If we do not effectively maintain and further develop our sales channels, including developing and supporting our retail sales channel and distributors, our business could be harmed.
As a consumer-facing company, we depend upon effective sales channels to reach the consumers who are the ultimate purchasers of our capture devices. In the United States, we primarily sell our products directly through a mix of retail channels, including big box, mid-market and specialty retailers, and we reach certain U.S. markets through distributors. In international markets, we primarily sell through distributors who in turn sell to local retailers. We depend on retailers to provide adequate and attractive space for our products and POP displays in their stores. We further depend on our retailers to employ, educate and motivate their sales personnel to effectively sell our products. If our retailers do not adequately display our products, choose to promote competitors’ products over ours or do not effectively explain to customers the advantages of our products, our sales could decrease and our business could be harmed. Similarly, our business could be adversely affected if any of our large retail customers were to experience financial difficulties, or change the focus of their businesses in a way that deemphasized the sale of our products. We are also investing heavily in providing new retailers with POP displays and expanding the footprint of our POP displays in existing stores, and there can be no assurance that this investment will lead to increased sales.
We currently depend on our distributors to reach certain market segments in the United States and to reach our international retailers. Our distributors generally offer products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling other companies’ products. If we were to lose the services of a distributor, we might need to find another distributor in that area, and there can be no assurance of our ability to do so in a timely manner or on favorable terms. Further, our distributors build inventories in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their future product orders. We are also subject to the risks of our distributors encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk if they are unable to pay for the products they purchase from us. Additionally, in the past we have taken portions of our distributors' business direct and if we were to do this on a larger scale, it could create disruptions to our distribution channel and the associated revenue. Any reduction in sales by our current distributors, loss of key distributors or decrease in revenue from our distributors could adversely affect our revenue, operating results and financial condition.
A small number of retailers and distributors account for a substantial portion of our revenue, and if our relationships with any of these retailers or distributors were to be terminated or the level of business with them significantly reduced, our business could be harmed.
Our ten largest customers, measured by the revenue we derive from them, accounted for 50%, 51% and 42% of our revenue for the years ended December 31, 2014, 2013, and 2012, respectively. One retailer accounted for 20%, 17%, and 15% of our revenue for 2014, 2013, and 2012, respectively. The loss of a small number of our large customers, or the reduction in business with one or more of these customers, could have a significant adverse impact on our operating results. While we have agreements with these large customers, these agreements do not require them to purchase any meaningful amount of our products annually.
If we encounter problems with our distribution system, our ability to deliver our products to the market and to meet customer expectations could be harmed.
We rely on a select number of third-party distribution facilities for substantially all of our product distribution. Our distribution facilities include computer controlled and automated equipment, which means their operations may be vulnerable to computer viruses or other security risks, the proper operation of software and hardware, electronic or power interruptions or other system failures. Further, because substantially all of our products are distributed from only a few locations and by a limited number of companies, our operations could be interrupted by labor difficulties, extreme or severe weather conditions, or floods, fires or other natural disasters near our distribution centers, or port shutdowns or other transportation-related interruptions along our distribution routes. Additionally, we use one primary supplier for the third party distribution and if they were to incur financial difficulties, it could adversely affect our business. If we encounter problems with our distribution system, our ability to meet customer expectations, manage inventory, complete sales and achieve our objectives for operating efficiencies could be harmed.
We are subject to international business uncertainties.
Revenue from outside the United States comprised 43%, 49%, and 47% of our revenue in the years ended December 31, 2014, 2013, and 2012, respectively, and we expect this portion to continue to be significant in the future. Further, our supply chain partners have operations in countries including China, Brazil, Singapore and the Netherlands. We intend to expand our relationships in these countries and may establish additional relationships in other countries to grow our operations. Operating in foreign countries requires significant resources and management attention, and we have limited experience entering new geographic markets. We cannot be assured that our international efforts will be successful. International sales and operations may be subject to risks such as:

•	difficulties in staffing and managing foreign operations;

•	burdens of complying with a wide variety of laws and regulations;

•	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;

•	the impact of foreign currency exchange rates;

•	political and economic instability;

•	terrorist activities and natural disasters;

•	trade restrictions;

•	differing employment practices and laws and labor disruptions;

•	the imposition of government controls;

•	lesser degrees of intellectual property protection;

•	tariffs and customs duties and the classifications of our goods by applicable governmental bodies;

•	a legal system subject to undue influence or corruption; and

•	a business culture in which illegal sales practices may be prevalent.
The occurrence of any of these risks could negatively affect our international business and consequently our business, operating results and financial condition.
We may be subject to product liability or warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers than expected, which could harm our business and operating results.
We generally provide a 12-month warranty on all of our products, except in the European Union, or EU, where we provide a two-year warranty on all of our products. The occurrence of any material defects in our products could make us liable for damages and warranty claims in excess of our current reserves. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease retailer, distributor and customer demand, and adversely affect our operating results and financial condition. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could adversely affect our business and operating results.
Our intellectual property rights and proprietary rights may not adequately protect our products.
Our commercial success will depend substantially on our ability to obtain patents and other intellectual property rights and maintain adequate legal protection for our products in the United States and other countries. We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that these assets are covered by valid and enforceable patents, trademarks, copyrights or other intellectual property rights, or are effectively maintained as trade secrets. As of February 10, 2015, we have 56 issued patents and 116 patent applications pending in the United States and 21 corresponding issued patents and 39 patent applications pending in foreign jurisdictions. Our issued U.S. patents will expire between 2024 and 2034 and our issued foreign patents will expire between 2022 and 2039. We apply for patents covering our products, services, technologies and designs, as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We do not know whether any of our patent applications will result in the issuance of any patents. Even if patents are issued, they may not be sufficient to protect our products, services, technologies, or designs. Our existing and future patents may not be sufficiently broad to prevent others from developing competing products, services technologies, or designs. No consistent policy regarding the breadth of patent claims has emerged to date in the United States and we expect the landscape for patent protection for our products, services technologies, and designs to continue to be uncertain. Intellectual property protection and patent rights outside of the United States are even less predictable. As a result, the validity and enforceability of patents cannot be predicted with certainty. Moreover, we cannot be certain whether:

•	we were the first to conceive of or invent the inventions covered by each of our issued patents and pending patent applications;

•	we were the first to reduce to practice inventions covered by each of our issued patents and pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will independently develop similar or alternative products, technologies, services or designs or duplicate any of our products, technologies, services or designs;

•	any patents issued to us will provide us with any competitive advantages, or will be challenged by third parties;

•	we will develop additional proprietary products, services, technologies or designs that are patentable; or

•	the patents of others will have an adverse effect on our business.

The patents we own or license and those that may be issued to us in the future may be challenged, invalidated, rendered unenforceable or circumvented, and the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages. Moreover, third parties could practice our inventions in territories where we do not have patent protection or in territories where they could obtain a compulsory license to our technology where patented. Such third parties may then try to import products made using our inventions into the United States or other territories. Additional uncertainty may result from potential passage of patent legislation by the U.S. Congress, legal precedent by the U.S. Federal Circuit Courts and Supreme Court as they determine legal issues concerning the scope and construction of patent claims and inconsistent interpretation of patent laws by the lower courts. Accordingly, we cannot ensure that any of our pending patent applications will result in issued patents, or even if issued, predict the breadth, validity and enforceability of the claims upheld in our and other companies’ patents.
We have registered and applied to register certain of our trademarks in several jurisdictions worldwide. In some jurisdictions where we have applied to register our trademarks, other applications or registrations exist for the same, similar or otherwise related products or services. If we are not successful in arguing that there is no likelihood of confusion between our marks and the marks that are the subject of the other applications or registrations owned by third parties, our applications may be denied, preventing us from obtaining trademark registrations and adequate protection for our marks in the relevant jurisdictions, which could impact our ability to build our brand identity and market our products and services in those jurisdictions. Whether or not our application is denied, third parties may claim that our trademarks infringe their rights. As a result, we could be forced to pay significant settlement costs or cease the use of these trademarks and associated elements of our brand in the United States or other jurisdictions.
Even in those jurisdictions where we are able to register our trademarks, competitors may adopt or apply to register similar trademarks to ours, may register domain names that mimic ours or incorporate our trademarks, or may purchase keywords that are identical or confusingly similar to our brand names as terms in Internet search engine advertising programs, which could impede our ability to build our brand identity and lead to confusion among potential customers of our products and services. We believe that other companies have copied some of our trademarks for use in the marketplace. We have sent demand letters in a number of these instances, but there can be no assurance that we are aware of all such instances or that we will prevail should such letters be ineffective. If we are not successful in proving that we have prior rights in our marks and arguing that there is a likelihood of confusion between our marks and the marks of these third parties, our inability to prevent these third parties from continuing to use our marks or confusingly similar marks may negatively impact the strength, value and effectiveness of our brand names and our ability to market our products and prevent consumer confusion.
The laws of certain countries do not protect intellectual property and proprietary rights to the same extent as the laws of the United States and, therefore, in certain jurisdictions, we may be unable to protect our products, services, technologies and designs adequately against unauthorized third-party copying, infringement or use, which could adversely affect our competitive position. For instance, we are aware of cameras that have been designed and labeled to appear similar to our products, and are available for sale in countries within Asia, Europe and, to a lesser extent, the United States. To protect or enforce our intellectual property rights, we may initiate proceedings or litigation against third parties. Such proceedings or litigation may be necessary to protect our trade secrets or know-how, products, technologies, designs, brands, reputation, likeness, authorship works or other intellectual property rights. Such proceedings or litigation also may be necessary to determine the enforceability, scope and validity of the proprietary rights of others. Any proceedings or lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns. Additionally, we may provoke third parties to assert claims against us. These claims could invalidate or narrow the scope of our own intellectual property rights. We may not prevail in any proceedings or lawsuits that we initiate and the damages or other remedies awarded, if any, may be commercially valuable. The occurrence of any of these events may adversely affect our business, financial condition and operating results.
Our business may suffer if it is alleged or determined that our technology or another aspect of our business infringes the intellectual property rights of others.
The markets in which we compete are characterized by the existence of a large number of patents and trade secrets and also by litigation based on allegations of infringement or other violations of intellectual property rights. Moreover, in recent years, individuals and groups have purchased patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. From time to time, third parties have claimed that we are infringing upon their intellectual property rights or have offered licenses to us in respect of technology they own that may be infringed upon by our products, and we expect to continue to receive such claims or offers in the future. We are currently in receipt of letters of this nature in respect of which we have reached no resolution with the third-party sender. Also, third parties may make infringement claims against us that relate to technology developed and owned by one of our suppliers for which our suppliers may or may not indemnify us. Even if we are indemnified against such costs, the indemnifying party may be unable to uphold its contractual obligations and determining the scope of these obligations could require additional litigation. Claims of intellectual property infringement against us or our suppliers might require us to redesign our products, rebrand our services, enter into costly settlement or license agreements, pay costly damage awards or face a temporary or permanent injunction prohibiting us from marketing or selling our products or services. If we cannot or do not license the infringed intellectual property on reasonable terms or at all, or substitute similar intellectual property from another source, our revenue and operating results could be adversely impacted. Additionally, our customers, distributors and retailers may not purchase our offerings if they are concerned that they may infringe third-party intellectual property rights. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses. The occurrence of any of these events may have an adverse effect on our business, financial condition and operating results.
If we are unable to anticipate consumer preferences and successfully develop attractive products, we might not be able to maintain or increase our revenue and profitability.
Our success depends on our ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. If we are unable to introduce new products or novel technologies in a timely manner or our new products or technologies are not accepted by consumers, our competitors may introduce more attractive products, which could hurt our competitive position. Our new products might not receive consumer acceptance if consumer preferences shift to other products, and our future success depends in part on our ability to anticipate and respond to these changes. Failure to anticipate and respond in a timely manner to changing consumer preferences could lead to, among other things, lower revenue and excess inventory levels.
As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for these additional costs. For example, our gross profit declined as a percentage of revenue in 2012 and 2013 compared to the prior year periods due, in part, to the additional costs of incorporating new functionality into our HERO3 generation of products.
If we encounter issues with our manufacturers, our business, brand and results of operations could be harmed and we could lose sales.
We do not have internal manufacturing capabilities and for 2014 relied on various contract manufacturers, including Chicony Electronics Co. Ltd. and Sky Light Digital Limited/Sky Light Industrial Limited, to manufacture our products. We cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. Additionally, our manufacturers may experience disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, component or material shortages, cost increases or other similar problems. Further, in order to minimize their inventory risk, our manufacturers might not order components from third-party suppliers with adequate lead time, thereby impacting our ability to meet our demand forecast. Therefore, if we fail to manage our relationship with our manufacturers effectively, or if they experience operational difficulties, our ability to ship products to our retailers and distributors could be impaired and our competitive position and reputation could be harmed.
In the event that we receive shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards, and we are not able to obtain replacement products in a timely manner, we risk revenue losses from the inability to sell those products, increased administrative and shipping costs, and lower profitability. Additionally, if defects are not discovered until after customers purchase our products, our customers could lose confidence in the technical attributes of our products and our business could be harmed.
We do not control our contract manufacturers or suppliers and actions that they might take could harm our reputation and sales.
We do not control our contract manufacturers or suppliers, including their labor, environmental or other practices. We require our contract manufacturers and suppliers to comply with our formal supplier code of conduct and have a program in place to audit our suppliers' compliance with our code of conduct. Though we conduct these periodic audits of our contract manufacturers’ and suppliers’ compliance with our code of conduct, applicable laws and good industry practices, these audits may not be frequent or thorough enough to detect non-compliance. A violation of labor, environmental or other laws by our contract manufacturers or suppliers, or a failure of these parties to follow ethical business practices, could lead to negative publicity and harm our reputation. In addition, we may choose to seek alternative manufacturers or suppliers if these violations or failures were to occur. Identifying and qualifying new manufacturers or suppliers can be time consuming and we might not be able to substitute suitable alternatives in a timely manner or at an acceptable cost. Other consumer products companies have faced significant criticism for the actions of their manufacturers and suppliers, and we could face such criticism ourselves. Any of these events could adversely affect our brand, harm our reputation, reduce demand for our products and harm our ability to meet demand if we need to identify alternative manufacturers or suppliers.
Our growth depends in part on our penetrating additional consumer markets, and we may not be successful in doing so.
Our initial growth has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. We believe that our future growth depends not only on continuing to reach and expand this core demographic, but also broaden our customer base to include a more diverse group of consumers seeking to capture themselves, family members and things around them in their daily lives. While we are investing in sales and marketing activities to reach this expanded market, we cannot be assured that we will be successful in doing so. If we are not successful in penetrating additional consumer markets, we might not be able to grow our market share and revenue.
We continue to invest in the further development of a content management platform and the acquisition and distribution of content, and we might not be successful in doing so.
We believe that enabling consumers to easily manage, share and enjoy their GoPro content will increase consumer interest in our products, and we intend to continue investing in improving our software offerings and the further development of our content management platform to assist consumers with these tasks. The development of these software offerings and other tools needed for these purposes requires different skills from our historical core focus of developing capture devices.
We are investing to scale GoPro as a media company and develop new revenue licensing and software sales opportunities by increasing production of GoPro originally produced content while simultaneously increasing the aggregation and redistribution of our customers’ “best of” UGC and developing the GoPro content management platform. Additionally, we are investing to develop and distribute the GoPro Channel on more partner platforms such as Xbox Live and Virgin America. The execution of this business strategy requires different skills from our historical core focus of developing capture devices.
To achieve our goals, we have recently hired personnel, including our Senior Vice President of Software and Services and our Senior Vice President of Media, who we believe have the requisite skills and experience to manage and execute on these plans. We cannot be assured of our ability to organize, manage and execute these relatively new functions within our business. If we are not successful, we may not achieve our goals of facilitating greater consumer use of their content and scaling GoPro as a media entity, and we might not recover the investments we make in these efforts, which could adversely affect our business and operating results.
We may acquire other businesses or receive offers to be acquired, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
As part of our business strategy, we may selectively invest in or acquire other companies, products or technologies. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to integrate successfully such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, financial condition, operating results and cash flows. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. If we incur more debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. In addition, our future operating results may be impacted by performance earnouts or contingent bonuses. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets, any of which could negatively impact our future results of operations. We may also record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. In the future, if our acquisitions do not yield expected revenue, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Failure to obtain new, and maintain existing, high-quality event, athlete and celebrity sponsorships could harm our business.
Establishing relationships with high profile sporting events, athletes and celebrity personalities to evaluate, promote and establish product credibility with consumers, including entering into sponsorship and licensing agreements, has and will continue to be a key element of our marketing strategy. However, as competition in the camera and video recorder markets has increased, the costs of obtaining and retaining event, athlete and celebrity sponsorships and licensing agreements have increased. If we are unable to maintain our current associations with our event, athlete and celebrity partners, or to do so at a reasonable cost, we could lose the benefits of these relationships, and we may be required to modify and substantially increase our marketing investments. In addition, actions taken by endorsers of our products that harm their reputations could also harm our brand image with consumers. The failure to correctly identify high impact events, promising athletes or other appealing personalities to use and endorse our products, or poor performance by our endorsers, could adversely affect our brand and result in decreased sales of our products.
If we are unable to maintain or acquire rights to include intellectual property owned by others in the content distributed by us, our marketing, sales or future business strategy could be affected or we could be subject to lawsuits relating to our use of this content.
The distribution of GoPro content helps to market our brand and our products. If we cannot continue to acquire rights to distribute UGC or acquire rights to use and distribute music, athlete and celebrity names and likenesses or other content for our original productions or for our GoPro Studio Edit Templates, our marketing efforts could be diminished, our sales could be harmed and our future content strategy could be adversely affected. In addition, third-party content providers may allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use of or otherwise alter our business practices on a timely basis in response to claims of infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business may be adversely affected. As a distributor of content, we face potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we distribute. If we are found to be liable for infringement, then our business may suffer.
If our customers are not satisfied with our technical support or software updates, they may choose not to purchase our products, either of which would adversely impact our business and operating results.
Our business relies, in part, on our customers’ satisfaction with the technical support and software updates we provide to support our products. If we fail to provide technical support services that are responsive, satisfy our customers’ expectations and resolve issues that they encounter with our products, customers may choose not to purchase additional products and we may face brand and reputational harm, which could adversely affect our operating results.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or similar anti-bribery laws in other jurisdictions in which we operate.
The global nature of our business and the significance of our international revenue create various domestic and local regulatory challenges and subject us to risks associated with our international operations. The U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act 2010, or the U.K. Bribery Act, and similar anti-bribery and anticorruption laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business, directing business to another, or securing an advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.
We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery and anticorruption laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically expands our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot be assured that our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery or anticorruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
We are subject to governmental export and import controls and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets.
The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies. Our products are subject to U.S. export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls, and exports of our products must be made in compliance with these laws. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products, including our firmware updates, could be provided to those targets or provided by our customers despite such precautions. Any such provision could have negative consequences, including government investigations, penalties and reputational harm. Our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.
In 2014, we determined that we may have shipped some products to international customers that, prior to shipment, may have required either a one-time product review or application for an encryption registration number in lieu of such product review. We have since acquired the appropriate encryption registration number. We also recently determined that we provided controlled technology to our offshore manufacturing partners without the required export licenses but have since obtained an export license for the export of controlled technology to our offshore manufacturing partners. We have made an initial voluntary submission to the Commerce Department’s Bureau of Industry and Security to report these potential violations and have also submitted a related supplemental disclosure. We also discovered in 2014 potential sanctions violations involving transactions with sanctioned parties, the provision of support services to persons in an embargoed country, and firmware updates to persons in several embargoed countries. We have made an initial voluntary submission to the U.S. Department of Treasury’s Office of Foreign Assets Control to report these potential violations and have also submitted a related supplemental disclosure. In February 2015, the Treasury Department notified us that it had completed its review of the transactions we had reported and issued a cautionary letter, without imposing any penalties or restrictions.
Upon learning of these potential violations, we promptly initiated internal investigations and have taken and continue to take remedial measures to prevent similar export control violations from occurring in the future. While we do not expect the subject matters of our voluntary submission to the Commerce Department to have a material effect on our business or operating results, it could result in penalties, costs and restrictions on export privileges.
Our effective tax rate and the intended tax benefits of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.
The application of the tax laws of various jurisdictions, including the United States, to our international business activities is subject to interpretation and depends on operating our business in a manner consistent with our corporate structure and intercompany arrangements. The taxing authorities of the jurisdictions in which we operate may challenge our methods for valuing technology, intercompany arrangements, including our transfer pricing, or our current or historical tax positions, including with respect to research and development tax credits and our prior status as an S corporation. Any such challenge could be costly and time consuming to defend and may increase our worldwide effective tax rate, and consequently adversely affect our financial position and results of operations. In order to effectively structure and execute our international operations we will need to continue to hire, train and manage qualified personnel. If our new hires underperform, or if we are unsuccessful in hiring, training, managing and integrating these new employees, our business may be adversely affected.
Our corporate structure includes legal entities located in jurisdictions with income tax rates lower than the U.S. statutory tax rate. Our intercompany arrangements result in income earned by such entities in accordance with arm’s-length principles and commensurate with functions performed, risks assumed and ownership of valuable corporate assets. We believe that income taxed in certain foreign jurisdictions at a lower rate relative to the U.S. statutory rate will have a beneficial impact on our worldwide effective tax rate.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we operate in numerous taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s-length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In particular, there is uncertainty in relation to the U.S. tax legislation in terms of the future corporate tax rate but also in terms of the U.S. tax consequences of income derived from intellectual property held in foreign jurisdictions.
Our existing corporate structure and intercompany arrangements have been implemented in a manner that we believe complies with current tax laws. However, our tax liabilities may be adversely affected if such structure and arrangements are challenged by a taxing authority or we are unable to appropriately adapt the manner in which we operate our business or if the United States or other jurisdictions in which we do business change their tax laws in a manner that adversely impacts our tax liabilities.
An economic downturn or economic uncertainty in our key markets may adversely affect consumer discretionary spending and demand for our products.
Our products are discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general market conditions, macroeconomic conditions and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and tax rates. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions may lead consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our sales targets, or may decline, when there is an economic downturn or economic uncertainty. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and operating results.
We have previously identified a material weakness in our internal control over financial reporting, and if we are unable to maintain effective internal controls, we may not be able to produce timely and accurate financial statements, and we or our independent registered public accounting firm may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.
Prior to our initial public offering, or IPO, we were a private company and were not required to test our internal controls on a systematic basis. We ceased to be an emerging growth company on December 31, 2014, and therefore, pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, we are required to evaluate and determine the effectiveness, provide a management report and be subject to attestation of our internal control over financial reporting, beginning with our annual report for the fiscal year ending December 31, 2015.
In connection with the preparation of our financial statements for the years ended December 31, 2012 and 2011, we, in conjunction with our independent registered public accounting firm, identified a material weakness in the design and operating effectiveness of our internal control over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness primarily comprised deficiencies related to a lack of technical accounting skills, monitoring activities and a lack of adequate review processes and controls within our accounting and finance organization. During 2013, we took certain actions that remediated the material weakness, which included hiring management level personnel with technical accounting expertise, designing adequate review and monitoring procedures in our accounting and finance organization, and identifying and implementing improved processes and controls.
Further, we are in the process of designing and implementing the system of internal control over financial reporting required to comply with our future obligations and to strengthen our overall control environment. This initiative will be time consuming, costly, and might place significant demands on our financial and operational resources, as well as our IT systems.
Our current efforts to design and implement an effective control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected. If we identify future material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, if and when required, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities.
We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.
We have experienced rapid growth over the last several years, which has placed a strain on our managerial, operational, research and development, sales and marketing, administrative and financial infrastructure. For example, we increased our total number of full-time employees from 49 as of December 31, 2010 to 970 as of December 31, 2014. We have also established operations in other countries. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, operational, research and development, sales and marketing, administrative, financial and other resources.
Our success will depend in part upon our ability to manage our growth effectively. To do so, we must continue to increase the productivity of our existing employees and hire, train and manage new employees as needed. To manage domestic and international growth of our operations and personnel, we will need to continue to improve our operational, financial and management controls and our reporting processes and procedures, and implement more extensive and integrated financial and business information systems. These additional investments will increase our operating costs, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term. Moreover, if we fail to scale our operations or manage our growth successfully, our business, financial condition and operating results could be adversely affected.
Consumers may be injured while engaging in activities that they self-capture with our products, and we may be exposed to claims, or regulations could be imposed, which could adversely affect our brand, operating results and financial condition.
Consumers use our cameras and accessories to self-capture their participation in a wide variety of physical activities, including extreme sports, which in many cases carry the risk of significant injury. We may be subject to claims that consumers have been injured while using our products, including false claims or erroneous reports relating to safety issues. Although we maintain insurance to help protect us from the risk of any such claims, such insurance may not be sufficient or may not to apply to all situations. Similarly, proprietors of establishments at which consumers engage in challenging physical activities could seek to ban the use of our products in their facilities to limit their own liability. In addition, if lawmakers or governmental agencies were to determine that the use of our products increased the risk of injury to all or a subset of our customers, they may pass laws or adopt regulations that limit the use of our products or increase our liability associated with the use of our products. Any of these events could adversely affect our brand, operating results, financial condition or the market price of our Class A common stock.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s discussion and analysis of financial condition and results of operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, sales incentives, stock-based compensation expense, POP displays, excess and obsolete inventory write-downs, warranty reserves, long-lived assets and accounting for income taxes including deferred tax assets and liabilities.
We are exposed to increased regulatory oversight and incur increased costs as a result of being a public company.
As a public company, we are required to satisfy the listing requirements and rules of the NASDAQ Stock Market and incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we have incurred and will continue to incur costs associated with our public company reporting requirements and corporate governance requirements, including additional directors and officers’ liability insurance and requirements under the

Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NASDAQ Stock Market. These rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and have made, and will continue to make, certain activities more time consuming and costly. Further, we have incurred costs in connection with hiring additional accounting, financial and compliance staff with appropriate public company experience and technical accounting knowledge. Any of these expenses could harm our business, operating results and financial condition.
We use open source software in our platform that may subject our technology to general release or require us to re-engineer our solutions, which may cause harm to our business.
We use open source software in connection with our services. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute or make available open source software as part of their software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could nevertheless occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition or operating results.
Any significant disruption to our ecommerce business could result in lost sales.
Our sales through our ecommerce channel have been growing. Sales through gopro.com generally have higher profit margins and provide us useful insight on the sales impact of certain of our marketing campaigns. Online sales are subject to a number of risks. System interruptions or delays could cause potential customers to fail to purchase our products and could harm our brand. The operation of our direct to consumer ecommerce business through gopro.com depends on the ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Our ecommerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, computer hackers and similar disruptions. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure and take other steps to improve the efficiency of our systems, system interruptions or delays could occur that adversely affect our operating results.
We utilize third party vendors for our customer-facing ecommerce technology, order management system and fulfillment in the United States and internationally. We depend on our technology vendors to manage “up-time” of the front-end ecommerce store, manage the intake of our orders, and export orders for fulfillment. In the future, we could begin to run all or a greater portion of our ecommerce components ourselves rather than use third party vendors. Any failure on the part of our third party ecommerce vendors or in our ability to transition third party services effectively could result in lost sales and harm our business.
Failure to adequately protect customer data could harm our brand and our reputation in the marketplace.
Changing regulations and laws governing the Internet, data privacy, data protection and ecommerce transactions (including taxation, pricing and electronic communications) could impede the growth of our ecommerce business, increase our cost of doing business and limit our ability to collect and use information collected from our customers. Further, new regulations limiting our ability to collect, use and disclose customer data, or imposing additional requirements with respect to the retention and security of customer data, could limit our marketing activities and could adversely affect our business and financial condition.
In our ecommerce services, we process, store and transmit customer data. We also collect customer data through certain marketing activities. Failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us and otherwise harm our business. Further, we are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet, ecommerce and electronic devices. Existing and future laws and regulations, or new interpretations of these laws, may adversely affect our ability to conduct our ecommerce business.
If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected.

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our products and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the EU Restrictions of Hazardous Substances Directive, or the RoHS Directive, and the EU Waste Electrical and Electronic Equipment Directive, or the WEEE Directive, as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.
The RoHS Directive and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our products. Although we have policies and procedures in place requiring our contract manufacturers and major component suppliers to comply with the RoHS Directive requirements, we cannot assure you that our manufacturers and suppliers consistently comply with these requirements. In addition, if there are changes to these or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.
The WEEE Directive requires electronic goods producers to be responsible for the collection, recycling and treatment of such products. Changes in interpretation of the directive may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply with this directive, or with any similar laws adopted in other jurisdictions. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties and other sanctions, which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows and, although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business and financial condition.
New regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
As a public company, we are subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, that require us to diligence, disclose and report whether or not our products contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our products. In addition, we have and will continue to incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our products and, if applicable, potential changes to products, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to alter our products, processes or sources of supply to avoid such materials.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional debt or equity financing on favorable terms, or at all. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.
Catastrophic events or political instability could disrupt and cause harm to our business.
Our headquarters is located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, act of terrorism or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed.
Our key manufacturing, supply and distribution partners have global operations including in China, Singapore and the Netherlands as well as the United States. Political instability or catastrophic events in any of those countries could adversely affect our business in the future, our financial condition and operating results.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our executive and administrative offices are located in San Mateo, California, where we lease approximately 200,000 square feet of space pursuant to several leases that expire at various schedules through February 2019. We also have offices located in California, China, Hong Kong, Germany, Brazil and the Netherlands for various operational and support purposes.
All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable, commercially reasonable, terms. See Note 12 to the consolidated financial statements for more information about our lease commitments.
Item 3. Legal Proceedings
On December 5, 2012, e.Digital Corporation filed a lawsuit against us in the United States District Court for the Southern District of California which alleges infringement of United States Patent No. 5,742,737, or the ‘737 patent, entitled “Method for recording voice messages on flash memory in a hand held recorder,” by certain of our cameras. We answered the complaint on February 4, 2013, denying infringement and validity, and asserting counterclaims for declaratory judgment of non-infringement and invalidity. e.Digital filed an amended complaint on June 4, 2013, adding allegations that we infringe U.S. Patent No. 5,491,774, or the ’774 patent, entitled “Handheld Record and Playback Device with Flash Memory.” We answered the amended complaint on June 18, 2013, again denying infringement and validity, and asserting counterclaims for declaratory judgment of non-infringement and invalidity. e.Digital also sued a number of additional parties unrelated to us and our products asserting claims regarding the patents asserted against us and in some cases, two other patents.
We, along with a number of other defendants sued by e.Digital, moved to limit the scope of the ’774 patent based on collateral estoppel resulting from an unfavorable claim construction ruling e.Digital received in an earlier action. On August 22, 2013, the court granted defendants’ motion and held that e.Digital was collaterally estopped from re-litigating the claim construction of the ’774 patent. Subsequently, e.Digital stipulated to a judgment of non-infringement and appealed the District Court's grant of collateral estoppel and the parties briefed the matter. The Federal Circuit heard oral argument on the consolidated appeal on October 7, 2014 and on November 19, 2014, issued its ruling affirming the District Court decision thereby removing the '774 patent from the case. A new scheduling order from the District Court is expected in mid-February.
We are currently and in the future may continue to be subject to litigation, claims and assertions incidental to our business, including patent infringement litigation and product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. We believe that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on our business, financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosure
None.

PART II
Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock has been listed on the NASDAQ Global Select Market under the symbol “GPRO” since June 26, 2014. Prior to that date, there was no public trading market for our Class A common stock. Our Class B common stock is not listed nor traded on any stock exchange.

The following table sets forth for the periods indicated the high and low closing sale price per share of our Class A common stock, as reported on the NASDAQ Global Select Market since our common stock has been listed:

	High	Low
Second Quarter	$41.19	$28.65
Third Quarter	$96.45	$36.10
Fourth Quarter	$98.47	$53.64
Holders
As of December 31, 2014, there were 94 holders of record of our Class A common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2014, there were 147 holders of record of our Class B common stock.
Dividends
We have not declared or paid any cash dividends on our capital stock in the two most recent fiscal years. We do not currently intend to pay any cash dividends on our Class A common stock or Class B common stock for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our Class A common stock or Class B common stock will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2014.
Performance Graph
The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing. The graph below compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the S&P 500 Consumer Durables Index. The period shown commences on June 26, 2014 and ends on December 31, the end of our last fiscal year.  The graph assumes $100 was invested at the close of market on June 26, 2014 in the Class A common stock of GoPro, Inc., the S&P 500 Index and the S&P 500 Consumer Durables Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not intended to forecast or be indicative of future stock price performance of our Class A common stock.

Comparison of 6 month cumulative total return
Among GoPro, Inc., the S&P 500 Index and the S&P 500 Consumer Durables Index
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
6/1/14
7/1/14
8/1/14
9/1/14
10/1/14
11/1/14
12/1/14
GoPro, Inc.
S&P 500
S&P 500 Consumer Durables Index

Recent Sales of Unregistered Securities
Since January 1, 2014, we have issued and sold the following unregistered securities that have not been previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

•	On January 29, 2014, the Registrant granted an aggregate of 300,000 RSUs to two employees under its 2010 Equity Incentive Plan.
•
From January 1, 2014 to March 31, 2014, we granted options to purchase 1,564,959 shares of our Class B common stock, after giving effect to the establishment of two classes of stock (Reclassification - see Note 7 to the consolidated financial statements for more information) and net of expirations, forfeitures and cancellations, under our 2010 Equity Incentive Plan to a total of 92 employees, directors, consultants and other service providers, with exercise prices ranging from $16.22 to $16.39 per share. During this period, 390,150 shares were issued pursuant to option exercises, at a weighted average exercise price of approximately $1.33 per share, for aggregate consideration of $0.5 million.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were the Registrant’s employees, directors or bona fide consultants and received the securities under its stock option plan. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Registered Securities
On June 25, 2014, the Securities and Exchange Commission declared our registration statement on Form S-1 (File No. 333-196083) effective for our IPO. On November 19, 2014, the Securities and Exchange Commission declared our registration statement on Form S-1 (File No. 333-200038) effective for our follow-on offering.
There has been no material change in the planned use of proceeds from our initial public offering or our follow-on public offering as described in our final prospectuses filed with the Securities and Exchange Commission on June 26, 2014 and November 17, 2014, respectively.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below provides information with respect to repurchases of shares of our Class B common stock. No shares of our Class A common stock were repurchased during this period.

Period	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2014	—	—	—	—
November 1 - 30, 2014	—	—	—	—
December 1 - 31, 2014(1)	7,786	$71.98	—	—
Total	7,786	$71.98	—
(1) Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
Stock Contribution
Our Chief Executive Officer (CEO) contributed 576,800 and 124,004 shares back to us, in November and December 2014, respectively. The shares were contributed for no additional consideration pursuant to a pre-existing agreement whereby the CEO must contribute an amount of shares equal to the number of shares exercised by a specific current employee.

Item 6. Selected Consolidated Financial Data
You should read the selected consolidated financial data below in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.
The following table presents selected consolidated financial data. We derived the consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. We have reclassified certain operating expenses for 2010 and have now included $0.7 million (unaudited) in sales and marketing expenses that was previously classified in general and administrative expenses, to conform with current presentation.

Consolidated statements of operations data:	Year ended December 31,
(in thousands, except per share amounts)	2014	2013	2012	2011	2010
Revenue	$1,394,205	$985,737	$526,016	$234,238	$64,464
Cost of revenue(1)	766,970	623,953	298,530	111,683	31,719
Gross profit	627,235	361,784	227,486	122,555	32,745

Operating expenses:
Research and development(1)	151,852	73,737	36,115	8,644	1,394
Sales and marketing(1)	194,377	157,771	116,855	64,375	13,860
General and administrative(1)	93,971	31,573	20,899	10,757	5,634
Total operating expenses	440,200	263,081	173,869	83,776	20,888
Operating income	187,035	98,703	53,617	38,779	11,857
Other income (expense), net	(6,060)	(7,374)	(407)	12	(29)
Income before income taxes	180,975	91,329	53,210	38,791	11,828
Income tax expense	52,887	30,751	20,948	14,179	248
Net income	$128,088	$60,578	$32,262	$24,612	$11,580

Weighted-average shares used to compute net income per share attributable to common stockholders(2):
Basic	104,453	81,018	74,226	73,481	67,207
Diluted	123,630	98,941	74,226	78,551	73,160

Net income per share attributable to common stockholders(2):
Basic	$1.07	$0.54	$0.07	$0.26	$0.17
Diluted	$0.92	$0.47	$0.07	$0.24	$0.16

Other financial information:
Adjusted EBITDA(3)	$293,380	$133,726	$75,288	$52,873	$12,748

(1)	Includes stock-based compensation expense as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Cost of revenue	$835	$690	$333	$122	$10
Research and development	11,640	3,003	1,452	261	73
Sales and marketing	10,428	5,670	6,335	7,690	323
General and administrative	48,496	1,524	1,036	902	268
Total stock-based compensation expense	$71,399	$10,887	$9,156	$8,975	$674

(2)
See Note 8 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for an explanation of the calculation of our historical basic and diluted net income per share attributable to common stockholders.

(3)
We define adjusted EBITDA as net income, plus: provision for income taxes, interest income, interest expense, depreciation and amortization, POP display amortization and stock-based compensation. Please see “Adjusted EBITDA” below for more information and for a reconciliation of adjusted EBITDA to net income, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles, or GAAP.

	As of December 31,
Consolidated balance sheet data:	2014	2013	2012	2011	2010
(in thousands)
Cash and cash equivalents	$319,929	$101,410	$36,485	$29,098	$34,035
Marketable securities	102,327	—	—	—	—
Working capital	564,274	57,446	69,618	44,252	10,387
Total assets	917,691	439,671	246,665	104,416	20,785
Total indebtedness	—	113,612	129,395	380	—
Redeemable convertible preferred stock	—	77,198	77,138	91,146	—
Total stockholders’ equity (deficit)	641,204	(5,366)	(79,741)	(24,095)	12,402
Adjusted EBITDA
We use adjusted EBITDA as a key measure to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Adjusted EBITDA is not prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP. In addition, adjusted EBITDA is not based on any comprehensive set of accounting rules or principles. As a non-GAAP measure, adjusted EBITDA has limitations in that it does not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Some of these limitations are:

•	adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	adjusted EBITDA does not reflect the amounts we paid in taxes or other components of our tax expense;

•	adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect the non-cash component of employee compensation;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, including POP displays, and adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	other companies may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA alongside other financial performance measures, including our financial results presented in accordance with GAAP.
The following table presents a reconciliation of net income to adjusted EBITDA:

	Year ended December 31,
(in thousands)	2014	2013	2012	2011	2010
Net income	$128,088	$60,578	$32,262	$24,612	$11,580
Income tax expense	52,887	30,751	20,948	14,179	248
Interest (income) expense, net	5,038	6,018	346	(12)	29
Depreciation and amortization	17,945	12,034	3,975	1,517	179
POP display amortization	18,023	13,458	8,601	3,602	38
Stock-based compensation	71,399	10,887	9,156	8,975	674
Adjusted EBITDA	$293,380	$133,726	$75,288	$52,873	$12,748

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a variety of factors, including but not limited to, those discussed in “Risk factors” and elsewhere in this Annual Report on Form 10-K.
Overview
GoPro is transforming the way consumers capture, manage, share and enjoy meaningful life experiences. We do this by enabling people to capture compelling, immersive photo and video content of themselves participating in their favorite activities. The volume and quality of their shared GoPro content, coupled with their enthusiasm for our brand, are virally driving awareness and demand for our products. We sell capture devices and also mountable and wearable accessories that enable professional quality capture at affordable prices and to date, these products have generated substantially all of our revenue. In addition, we enhance our product offering by providing software solutions that address the pain points of managing, editing and sharing content. GoPro Studio enables our customers to easily edit and share simple or complex videos. The GoPro App enables customers to easily and wirelessly manage and share content from our capture devices.
We sell our products both directly and through distribution. Our direct channel includes big box, mid-market and independent specialty retailers, as well as our website. We use our distribution channel to sell internationally and into certain specialty markets.
In July 2014, we completed our initial public offering (IPO), and in November 2014, we completed a follow-on offering, each of which consisted of shares sold by us and by certain of our stockholders. We received total cash proceeds of $294.0 million, net of underwriting discounts and commissions, associated with our sale of shares in these offerings.
In 2014, we achieved significant growth as compared to 2013, generating revenue of $1,394.2 million, an increase of 41%, and generating net income of $128.1 million, an increase of 111%. Our growth was enabled by both our introduction of our current HERO4 family and HERO capture devices in September 2014 and the overall expanding market acceptance of our products.

Key business metrics
In addition to the measures presented in our consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Year ended December 31,
(in thousands)	2014	2013	2012
Key business metrics:
Units shipped	5,180	3,849	2,316
Adjusted EBITDA	$293,380	$133,726	$75,288

•
Units shipped. Units shipped represents the number of individual packaged camera units that are shipped during a reporting period, net of any returns. Packaged camera units include a waterproof housing, a battery, selected mounts and other accessories which vary by model. We monitor units shipped on a daily basis as it is a key indicator of revenue trends for a reporting period. We use units shipped to help optimize our fulfillment operations and shipment allocations in order to better maintain operating efficiencies and improve customer satisfaction.

•
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income, adjusted after excluding the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, Point of Purchase (POP) display amortization and stock-based compensation. We use adjusted EBITDA as a key measure to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. See “Item 6 — Selected Financial Data—Adjusted EBITDA” for additional information and a reconciliation of net income to adjusted EBITDA.

Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Investing in research and development.    We believe that our performance is significantly dependent on the investments we make in research and development and that we must continually develop and introduce innovative new products, enhance existing products and effectively stimulate customer demand for existing and future products. If we fail to innovate and enhance our product offerings, our brand, market position and revenue may be adversely affected. Further if our research and development efforts are not successful, we will not recover the investments that we make in this aspect of our business.
Investing in sales and marketing.    We intend to continue to invest significant resources in our marketing, advertising and brand management efforts. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
Leveraging software, services media content.    We expect to increase our investment in the development of software and services as well as the GoPro Network and its related content. We believe we have significant opportunities to establish new revenue streams from these investments. However, we do not have significant experience deriving revenue from the distribution of GoPro content, and we cannot be assured that these investments will result in increased revenue or profitability.
Expanding into new vertical markets and growing internationally.    Our long-term growth will depend in part on our continued ability to expand our customer base and increase revenue from international markets. We intend to expand into new vertical markets and to increase our presence globally through the active promotion of our brand, the formation of strategic partnerships, the introduction of new products and the growth of our international sales channel.
Seasonality.    Historically, we have experienced the highest levels of revenue in the fourth quarter of the year, coinciding with the holiday shopping season in the United States and Europe. We have historically introduced our newest generation of product offerings just prior to this peak holiday shopping season further contributing to the significant seasonality of our sales.  Timely and effective product introductions and forecasting, whether just prior to the holiday season or otherwise, are critical to our operations and financial performance.
Components of our results of operations and financial condition
Revenue
Our revenue is primarily comprised of product revenue, net of returns and sales incentives:

•
Product revenue.    Product revenue is derived from the sale of our capture devices (cameras and accessories) directly to retailers, as well as through our network of domestic and international distributors, and through gopro.com

•
Returns and sales incentives.    For non-web-based sales our standard terms and conditions of sale do not allow for product returns and we generally do not allow product returns other than under warranty. However, we have entered into contracts with certain large retailers and distributors with terms and conditions that provide for limited product returns rights. Upon shipment of our product to customers with such rights, we reduce revenue equal to the estimated future returns related to the current period product revenue. Additionally, we offer price protection discounts to certain customers when new capture devices are released. We record price protection discounts, as a reduction in revenue, based on shipments subject to price protection. Discounts recorded are based on an evaluation of inventory held by the customer at the time the price protection offer is extended.

See “Critical accounting policies” for a more detailed discussion of our revenue recognition policy.
Cost of revenue
Our cost of revenue is comprised of the following:

•	manufacturing costs of our products payable to third-party contract manufacturers;

•	third-party logistics costs;

•	costs to procure components directly from our suppliers;

•	inbound and outbound freight costs and duties;

•	costs associated with the repair of products under warranty;

•	license fees paid to third parties;

•	write-downs of inventory carrying value to adjust for excess and obsolete inventory and periodic physical inventory counts; and

•
certain allocated costs related to manufacturing management, facilities, information technology support and other expenses associated with internal logistics support, including personnel related costs such as salaries and stock-based compensation.

We outsource our manufacturing, warehouse operations and order fulfillment activities to third parties. Our product costs will vary with volume and based on the costs of underlying product components as well as the prices we are able to negotiate with our contract manufacturers. Shipping costs will fluctuate with volume as well as with the method of shipping chosen in order to meet customer demand. As a global company with suppliers centered in Asia and customers located worldwide, we have used, and may in the future use, air shipping to deliver our products directly to retail stores and distribution centers. Air shipping is typically more costly than sea or ground shipping or other delivery options. We primarily use air shipping to meet the demand of our products during peak shopping seasons and new product launches.
Gross profit and gross profit margin
Our gross profit and gross profit margin have been, and may in the future be, influenced by several factors including: product, channel and geographical revenue mix; changes in product costs related to the release of different camera models; component, contract manufacturing and supplier pricing; and foreign currency exchange. Although we primarily procure and sell our products in U.S. dollars, our suppliers incur many costs, including labor costs, in other currencies. To the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our future average selling prices and unit costs. Gross profit and gross profit margin may fluctuate over time based on the factors described above.
Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative.

•
Research and development.    Research and development expense consists primarily of personnel related costs, which include salaries and stock-based compensation, in addition to costs attributable to product design, test, patent applications and maintenance, facilities and information technology. Over time, we expect our research and development expense to increase in absolute dollars as we continue to make significant investments in developing new products, applications, functionality and other offerings. Research and development expense may fluctuate as a percentage of revenue, notably in the fourth quarter of our fiscal year when we have historically experienced our highest levels of revenue.

•
Sales and marketing.    Sales and marketing expense consists primarily of advertising and marketing promotions of our products, including POP display amortization, personnel related costs, which include salaries and stock-based compensation, commissions, trade show and event costs, sponsorship costs, professional services including credit card fees, facilities, information technology and travel. Over time, we expect our sales and marketing expense to increase in absolute dollars as we continue to actively promote our products. Sales and marketing expense may fluctuate as a percentage of revenue, notably in the fourth quarter of our fiscal year when we have historically experienced our highest levels of revenue.

•
General and administrative.    General and administrative expense consists of personnel related costs, which include salaries and stock-based compensation, as well as the costs of professional services, facilities, information technology and other administrative expenses. We expect our general and administrative expense to increase in absolute dollars due to the anticipated growth of our business and related infrastructure as well as accounting, insurance, investor relations and other costs related to being a public company. General and administrative expense may fluctuate as a percentage of revenue, notably in the fourth quarter of our fiscal year when we have historically experienced our highest levels of revenue, or due to fluctuations in stock-based compensation expense.

Other income (expense), net
Other income (expense), net consists of interest expense and fees associated with our debt financing arrangements and sales of accounts receivable, amortization of debt issuance costs, interest income earned on our cash, cash equivalents and marketable securities, foreign currency exchange gains (losses) related to the remeasurement of certain assets and liabilities of our foreign subsidiaries that are denominated in currencies other than the functional currency of the subsidiary and foreign exchange transactions gains and losses. Although we do not currently utilize derivatives to hedge our foreign exchange risk as we believe the risk to be immaterial to our results of operations, we may do so in the future.
Income tax expense

We are subject to income taxes in the United States and foreign jurisdictions in which we do business. These foreign jurisdictions have statutory tax rates different from those in the United States. Additionally, certain of our international earnings are also taxable in the United States. Accordingly, our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the availability of research and development tax credits, changes in the valuation of our deferred tax assets and liabilities and changes in tax laws. We regularly assess the likelihood of adverse outcomes resulting from the examination of our tax returns by the U.S. Internal Revenue Service, or IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our current expectations, charges or credits to our income tax expense may become necessary. Any such adjustments could have a significant impact on our results of operations.
Statements of operations
The following table sets forth the components of our consolidated statements of operations for each of the periods presented:

Consolidated statements of operations data:	Year ended December 31,
(in thousands, except per share amounts)	2014	2013	2012

Revenue	$1,394,205	$985,737	$526,016
Cost of revenue(1)	766,970	623,953	298,530
Gross profit	627,235	361,784	227,486
Operating expenses:
Research and development(1)	151,852	73,737	36,115
Sales and marketing(1)	194,377	157,771	116,855
General and administrative(1)	93,971	31,573	20,899
Total operating expenses	440,200	263,081	173,869
Operating income	187,035	98,703	53,617
Other expense, net	(6,060)	(7,374)	(407)
Income before income taxes	180,975	91,329	53,210
Income tax expense	52,887	30,751	20,948
Net income	$128,088	$60,578	$32,262

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$835	$690	$333
Research and development	11,640	3,003	1,452
Sales and marketing	10,428	5,670	6,335
General and administrative	48,496	1,524	1,036
Total stock-based compensation expense	$71,399	$10,887	$9,156

The following table sets forth the components of our consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Year ended December 31,
	2014	2013	2012
Revenue	100%	100%	100%
Cost of revenue	55%	63%	57%
Gross profit	45%	37%	43%
Operating expenses:
Research and development	11%	7%	7%
Sales and marketing	14%	16%	22%
General and administrative	7%	4%	4%
Total operating expenses	32%	27%	33%
Operating income	13%	10%	10%
Other expense, net	—	(1)%	—
Income before income taxes	13%	9%	10%
Income tax expense	4%	3%	4%
Net income	9%	6%	6%
Comparison of the year ended December 31, 2014, 2013, and 2012
Revenue

	Year ended December 31,			Change 2014 vs. 2013		Change 2013 vs. 2012
(dollars in thousands)	2014	2013	2012	$	%	$	%
Revenue	$1,394,205	$985,737	$526,016	$408,468	41%	$459,721	87%
2014 compared to 2013
Revenue for 2014 increased 41% to $1,394.2 million from $985.7 million for 2013. Units shipped in 2014 increased 35% to 5.2 million from 3.8 million in 2013, primarily due to increased demand for our HERO3+ capture devices and the release of our HERO4 capture devices in the third quarter of 2014. The average selling price of units shipped increased 5% in 2014 compared to 2013, primarily due to a shift in product mix to the HERO4 Silver and Black edition capture devices. Our revenue in 2014 also increased, to a lesser extent, as a result of an increase in stand-alone accessory shipments. Revenue increased in each of our primary geographical regions of the Americas, Asia Pacific (APAC) and Europe, Middle East and Africa (EMEA) during 2014 compared to 2013.
2013 compared to 2012
Revenue for 2013 increased 87% to $985.7 million from $526.0 million for 2012. Units shipped in 2013 increased 66% to 3.8 million from 2.3 million in 2012, primarily due to an increase in demand for our HERO3 products released in the fourth quarter of 2012 and our HERO3+ products released in the fourth quarter of 2013. Further contributing to the increase in revenue in 2013 was a 19% increase in the average selling price of units shipped. The increase in average selling price from 2012 to 2013 was primarily driven by a shift in product mix to the HERO3 and HERO3+ Black edition capture devices, which have higher price points compared to our HERO2 capture devices. Our 2013 revenue also increased compared to 2012 as a result of an increase in stand-alone accessory shipments. Our revenue grew in each of our primary geographical regions of the Americas, APAC and EMEA in 2013.

Cost of revenue, gross profit and gross profit margin

	Year ended December 31,			Change 2014 vs. 2013		Change 2013 vs. 2012
(dollars in thousands)	2014	2013	2012	$	%	$	%
Cost of revenue	$766,970	$623,953	$298,530	$143,017	23%	$325,423	109%
Gross profit	$627,235	$361,784	$227,486	$265,451	73%	$134,298	59%
Gross profit margin	45%	37%	43%
2014 compared to 2013
Gross profit margin increased to 45% in 2014 from 37% in 2013 primarily due to an 11% decrease in per unit product costs off our HERO3+ and HERO4 capture devices compared to our HERO3 capture devices, and to a lesser extent an increase of 5% in the average selling price of our capture devices driven by a shift in product mix towards our HERO4 Black and Silver editions released in the third quarter of 2014. Gross profit dollars increased 73% during 2014 due to expanding gross profit margins and a 35% increase in units shipped. Gross product margin may fluctuate in the future based upon product and geographical mix.
2013 compared to 2012
Gross profit margin decreased to 37% in 2013 from 43% in 2012 primarily due to higher product costs for our HERO3 capture devices introduced in the fourth quarter of 2012 compared to our previous generation HERO2 capture devices. HERO3 product costs were approximately 67% greater than those of the HERO2, while average selling prices of units shipped increased approximately 19%. This increase in product costs was primarily due to the inclusion of additional features and functionality in our HERO3 capture devices. Our HERO3+ capture devices, introduced in October 2013, included lower product costs and partially offset the HERO3 cost increase in the fourth quarter of 2013 as customers transitioned to our new product line. The average cost for our HERO3+ capture device decreased approximately 3% compared to our HERO3 capture device. Gross profit dollars increased 59% during 2013 due to a 66% increase in units shipped partially offset by a reduction in the gross profit margin.
Operating expenses

	Year ended December 31,			Change 2014 vs. 2013		Change 2013 vs. 2012
(dollars in thousands)	2014	2013	2012	$	%	$	%
Research and development	$151,852	$73,737	$36,115	$78,115	106%	$37,622	104%
Sales and marketing	194,377	157,771	116,855	36,606	23%	40,916	35%
General and administrative	93,971	31,573	20,899	62,398	198%	10,674	51%
Total operating expenses	$440,200	$263,081	$173,869	$177,119	67%	$89,212	51%
2014 compared to 2013
Research and development expense increased $78.1 million, or 106%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to a $31.3 million increase in personnel related costs associated with an increase in headcount of 165 employees along with an increase in payroll taxes due to employee stock activity and an increase in bonus expense due to company performance, a $18.0 million increase in consulting and outside professional service costs, a $8.8 million increase in equipment costs, a $8.7 million increase in facility and information technology support costs, and a $8.6 million increase in stock-based compensation. These increases were primarily driven by investments in the development of our HERO4 and HERO line of capture devices, our software and services platform development, and research and development related to future products.
Sales and marketing expense increased $36.6 million, or 23%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to a $16.8 million increase in personnel related costs associated with an increase in headcount of 100 employees along with an increase in payroll taxes due to employee stock activity and an increase in bonus expense due to company performance, a $5.8 million increase in facility and information technology support costs, a $4.8 million increase in stock-based compensation and a $2.1 million increase in advertising and promotional activity costs.
General and administrative expense increased $62.4 million, or 198%, for the year ended December 31, 2014 compared to the year ended December 31, 2013, due primarily to a $47.0 million increase in stock-based compensation, a $10.2 million increase in personnel related costs associated with an increase in headcount of 48 employees along with an increase in payroll taxes due to employee stock activity and an increase in bonus expense due to company performance, a $2.4 million increase in facility and information technology support costs, and a $1.5 million increase in consulting and outside professional service costs. Of the total increase in stock-based compensation, $38.3 million was attributable to the issuance of 4,500,000 RSUs to our CEO during the period, of which 1,500,000 vested immediately at issuance and the remaining 3,000,000 RSU's were subject to market and service conditions.
2013 compared to 2012
Research and development expense increased $37.6 million, or 104%, for 2013 compared to 2012, primarily due to a $20.3 million increase in personnel related costs associated with an increase in headcount of 127 employees, a $9.7 million increase in facility and information technology support costs associated with an expansion of our corporate offices and a $6.1 million increase in consulting and outside professional service costs.
Sales and marketing expense increased $40.9 million, or 35%, for 2013 compared to 2012, primarily due to a $21.3 million increase in advertising and promotional activities, a $6.8 million increase in personnel related costs associated with an increase in headcount of 95 employees, a $5.0 million increase in facility and information technology support costs associated with an expansion of our corporate offices, a $3.9 million increase in consulting and outside professional services costs and a $1.0 million increase in sales commissions.
General and administrative expense increased $10.7 million, or 51%, for 2013 compared to 2012, primarily due to a $5.2 million increase in personnel related costs associated with an increase in headcount of 62 employees, a $2.6 million increase in professional, consulting and temporary services to support our overall growth and a $2.3 million increase in facility and information technology support costs associated with an expansion of our corporate offices.
Income tax expense

	Year ended December 31,			Change 2014 vs. 2013		Change 2013 vs. 2012
(dollars in thousands)	2014	2013	2012	$	%	$	%
Income tax expense	$52,887	$30,751	$20,948	$22,136	72%	$9,803	47%
Effective tax rate	29.2%	33.7%	39.4%
2014 compared to 2013
Income tax expense for 2014 was $52.9 million compared to $30.8 million for 2013. Our effective income tax rate was 29.2% for 2014 compared to 33.7% for 2013. Our effective tax rate for 2014 was lower than for 2013 and the federal statutory rate of 35% primarily due to the expansion of our operations into international jurisdictions that have lower overall statutory and withholding rates, and increased benefit from research and development tax credits in federal and state jurisdictions.
2013 compared to 2012
Income tax expense for 2013 was $30.8 million compared to $20.9 million for 2012. Our effective income tax rate was 33.7% for 2013 compared to 39.4% for 2012. Our effective tax rate for 2013 was lower than for 2012 and the federal statutory rate of 35% primarily due to the expansion of our operations into international jurisdictions that have lower overall statutory tax rates and the extension of our 2012 federal research credit in 2013 of $0.7 million.

Quarterly results of operations
The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarterly periods ended December 31, 2014. These unaudited quarterly results of operations have been prepared on the same basis as our audited consolidated financial statements and, in our opinion, reflect all normal recurring adjustments necessary for the fair statement of the results of operations for these periods. You should read the following tables in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The results of operations for any quarter are not necessarily indicative of the results of operations for a full year or any future periods.

	Three months ended
(in thousands)	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
Consolidated statement of operations data:
Revenue	$633,913	$279,971	$244,605	$235,716	$361,452	$192,146	$177,082	$255,057
Cost of revenue(1)	330,100	155,932	141,736	139,202	209,948	128,135	120,242	165,628
Gross profit	303,813	124,039	102,869	96,514	151,504	64,011	56,840	89,429

Operating expenses:
Research and development(1)	46,074	42,376	34,663	28,739	25,451	19,587	16,687	12,012
Sales and marketing(1)	61,226	48,109	43,701	41,341	45,620	37,413	39,065	35,673
General and administrative(1)(2)	22,825	20,097	41,171	9,878	9,858	7,683	7,044	6,988
Total operating expenses	130,125	110,582	119,535	79,958	80,929	64,683	62,796	54,673
Operating income (loss)	173,688	13,457	(16,666)	16,556	70,575	(672)	(5,956)	34,756
Other expense, net	(1,115)	(1,784)	(1,536)	(1,625)	(2,224)	(1,759)	(1,697)	(1,694)
Income (loss) before income taxes	172,573	11,673	(18,202)	14,931	68,351	(2,431)	(7,653)	33,062
Income tax (benefit) expense	50,313	(2,947)	1,639	3,882	24,622	(1,330)	(2,568)	10,027
Net income (loss)	$122,260	$14,620	$(19,841)	$11,049	$43,729	$(1,101)	$(5,085)	$23,035

Net income per share attributable to common stockholders:
Basic	$0.96	$0.12	$(0.24)	$0.10	$0.39	$(0.01)	$(0.06)	$0.21
Diluted	$0.83	$0.10	$(0.24)	$0.08	$0.33	$(0.01)	$(0.06)	$0.18

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$280	$233	$154	$168	$160	$153	$157	$220
Research and development	6,154	2,428	1,657	1,401	1,266	740	556	441
Sales and marketing	4,135	3,225	1,654	1,414	1,593	1,419	1,454	1,204
General and administrative	8,687	8,027	30,728	1,054	521	408	365	230
Total stock-based compensation expense	$19,256	$13,913	$34,193	$4,037	$3,540	$2,720	$2,532	$2,095

(2)
Included in general and administrative expense for the quarters ended December 31, 2014, September 30, 2014 and June 30, 2014 was compensation cost of $4.7 million, $4.7 million and $28.9 million, respectively, related to the issuance of 4,500,000 RSUs to our CEO. During the quarter ended June 30, 2014, $27.6 million of this expense was due to the immediate vesting of 1,500,000 of these RSUs.

The following table sets forth the components of our unaudited consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three months ended
(in thousands)	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
Consolidated statement of operations data:
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue	52%	56%	58%	59%	58%	67%	68%	65%
Gross profit	48%	44%	42%	41%	42%	33%	32%	35%

Operating expenses:
Research and development	7%	15%	14%	12%	7%	10%	9%	5%
Sales and marketing	10%	17%	18%	18%	12%	19%	22%	13%
General and administrative	4%	7%	17%	4%	3%	4%	4%	3%
Total operating expenses	21%	39%	49%	34%	22%	33%	35%	21%
Operating income (loss)	27%	5%	(7)%	7%	20%	—%	(3)%	14%
Other expense, net	—%	(1)%	—%	(1)%	(1)%	(1)%	(1)%	(1)%
Income (loss) before income taxes	27%	4%	(7)%	6%	19%	(1)%	(4)%	13%
Income tax (benefit) expense	8%	(1)%	1%	1%	7%	—%	(1)%	4%
Net income (loss)	19%	5%	(8)%	5%	12%	(1)%	(3)%	9%
Liquidity and capital resources
As of December 31, 2014, we had cash and cash equivalents of $319.9 million and marketable securities of $102.3 million. Our cash equivalents and marketable securities are comprised primarily of money market funds, U.S. treasury securities, U.S. agency securities, commercial paper and corporate debt securities. As of December 31, 2014, $92.8 million of cash was held by our foreign subsidiaries and is not presently available to fund domestic operations and obligations. We do not intend to repatriate these funds, but if we were to do so any such repatriated cash could be subject to U.S. income taxes, less any previously paid foreign income taxes.
We believe our existing cash, cash equivalent and marketable securities balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and the foreseeable future. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products and overall economic conditions. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
The following table sets forth the major components of our consolidated statements of cash flows for the periods presented:

	Year ended December 31,
(in thousands)	2014	2013	2012
Net cash provided by operating activities	$96,922	$102,477	$8,366
Net cash used for investing activities	(133,904)	(21,237)	(17,795)
Net cash provided by (used for) financing activities	255,501	(16,315)	16,816
Net increase in cash	$218,519	$64,925	$7,387

Cash flows from operating activities
Cash flows from operating activities consist of net income adjusted for certain non-cash items, including depreciation and amortization, deferred income taxes, stock-based compensation expense and excess tax benefits from stock-based compensation, as well as the effect of changes in operating assets and liabilities.
Cash provided by operating activities of $96.9 million in 2014 was comprised of $128.1 million in net income and $2.2 million in non-cash expense, partially offset by $33.4 million in cash use from operating assets and liabilities. Non-cash expense in 2014 primarily consisted of depreciation and amortization and inventory-related write-offs partially offset by deferred taxes and a net tax benefit from stock-based compensation. Cash use related to operating assets and liabilities in 2014 primarily consisted of decreases in cash of $62.3 million due to growth in accounts receivable from increased sales activity towards the end of the last quarter of the year, $45.1 million for inventory built and $30.3 million from increases in prepaid expenses and other assets, partially offset by a $98.4 million increase due to increased accrued liabilities and taxes and a $6.0 million increase in deferred revenue driven by increased sales activity.
Cash provided by operating activities of $102.5 million in 2013 increased from $8.4 million in 2012, due to a $54.9 million increase in cash related to changes in operating assets and liabilities, a $28.3 million increase in net income and a $10.9 million increase in non-cash expense items, primarily consisting of depreciation and amortization, stock-based compensation expense, excess tax benefits from stock-based compensation and inventory-related write-offs. Changes in cash flows related to operating assets and liabilities primarily consisted of a $67.4 million increase in cash due to the timing of payments associated with our accounts payable and accrued liabilities, as well as a $10.4 million increase in cash due to the timing of accounts receivable collections and the factoring of certain receivables in 2013. This was partially offset by an $11.9 million decrease in cash due to increased inventory purchases in preparation of the launch of our HERO3+ capture devices and a $6.8 million decrease in cash due to increased expenditures for other assets.
Cash flows from investing activities
Cash used in investing activities of $133.9 million in 2014 increased from cash used for investing activities of $21.2 million in 2013 due primarily to $103.8 million in purchases of marketable securities in 2014, a $9.2 million increase in capital expenditures and $4.0 million in payments related to two business combinations.
Cash used in investing activities of $21.2 million in 2013 increased $4.0 million from cash used for investing activities of $17.8 million in 2012. The increase was primarily due to purchases of property and equipment of $18.3 million and cash used in the acquisition of General Things, Inc. net of cash acquired of $2.9 million.
Cash flows from financing activities
Cash provided by financing activities of $255.5 million in 2014 changed compared to cash used for financing activities of $16.3 million in 2013 due primarily to $294.0 million of proceeds received from our public offerings of common stock in 2014, after deducting underwriting discounts and commissions but before deducting offering costs, an increase of $76.9 million excess tax benefit related to stock-based compensation and a $7.1 million increase in proceeds from the issuance of stock due to exercises in connection with our equity plans, partially offset by an increase in the repayments of our debt of $68.0 million and payments of deferred offering costs of $4.6 million.
Cash used in financing activities of $16.3 million in 2013 changed compared to cash provided by financing activities of $16.8 million in 2012. The difference consisted primarily of a decrease in proceeds from our debt and revolving credit facility of $109.4 million, an increase in the repayments of long-term debt and our revolving credit facility of $36.6 million, partially offset by $117.4 million in cash distributed to shareholders in 2012 which was not made in 2013.

Contractual obligations
The following table summarizes our contractual obligations as of December 31, 2014:

(in thousands)	Total	1 year (fiscal 2015)	2-3 years (fiscal 2016 and 2017)	4-5 years (fiscal 2018 and 2019)	More than 5 years (beyond fiscal 2019)
Operating leases(1)	$37,557	$9,698	$18,644	$9,215	$—
Sponsorship commitments(2)	13,858	8,743	5,115	—	—
Other contractual commitments(3)	7,395	2,899	4,496	—	—
Capital equipment purchase commitments(4)	16,021	16,021	—	—	—
Total contractual cash obligations	$74,831	$37,361	$28,255	$9,215	$—

(1)
We lease our facilities under long-term operating leases, which expire at various dates through May 2019. The lease agreements frequently include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require us to pay taxes, insurance, maintenance costs or defined rent increases.

(2)	We sponsor sporting events and athletes as part of our marketing efforts. In many cases, we enter into multi-year agreements with event organizers and athletes.

(3)	In 2013, we purchased software licenses and engaged outside consultants to assist with upgrading or implementing our financial and IT systems, which require payments over multiple years.

(4)
We enter into contracts to acquire equipment for tooling and molds as part of our manufacturing operations. In addition, we incur purchase commitments related to the manufacturing of our POP displays by third parties.

Off-balance sheet arrangements
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Indemnifications
We have entered into indemnification agreements with our directors and executive officers which requires us to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. To date, we have not paid any claims or been required to defend any action related to its indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Critical accounting policies and accounting estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity.
Revenue recognition
Revenue is primarily derived from the sale of our capture devices, as well as the related implied post contract support, or PCS. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Evidence of an arrangement consists of an order from our retailers, online customers or distributors. We consider delivery to have occurred once title and risk of loss has been transferred. Customer deposits are included in accrued liabilities on the consolidated balance sheets and are recognized as revenue when all the criteria for recognition of revenue are met.
Our standard terms and conditions of sale for non-web-based sales do not allow for product returns other than under warranty. However, we grant limited rights to return product for certain large retailers and distributors. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer class. Upon recognition, we reduce revenue and cost of sales for the estimated returns. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, operational policies and procedures and other factors. Return rates can fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns. Actual returns in any future period could differ from our estimates, which could impact the revenue that we report.
For customers who purchase products directly from our website, transfer of risk of loss is determined to be upon delivery to the customer’s address. We defer those sales made to customers who purchase products from our website in the last four days of the reporting period which is the amount of time in which we estimate delivery to occur. We use estimates to determine when shipments are delivered based on third-party metrics for average transit time. Additionally, we provide a 30-day money back guarantee for web-based sales for which we reduce revenue by an estimate of potential future product returns related to the web-based sales, based on analyses of historical return trends and seasonality. Estimates for web-based sale returns and estimates to derive web sale shipment delivery dates may differ from actual results.
Our products include multiple elements. We have determined our multiple element arrangements generally include two separate units of accounting: the first element is the hardware component (camera and accessories) and the embedded firmware essential to the functionality of the camera delivered at the time of sale. The second element is the implied right for the customer to receive PCS included with the purchase of our products. PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, email and telephone support.
We account for each element separately and allocate fees from the arrangement based on the relative selling price of each element. Revenue allocated to an undelivered element is recognized over an estimated service period. We recognize revenue for delivered elements only when all contractual obligations have been completed.
We use best estimate of the selling price, or BESP, to determine allocation of revenue. BESP reflects our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. We believe that BESP is the most appropriate methodology for determining the allocation of revenue for multiple element arrangements.
We have allocated revenue between our multiple elements using the relative selling price method which is based on the BESP for all deliverables. Revenue allocated to the delivered hardware and the related essential software is recognized at the time of sale provided the conditions for recognition of revenue have been met. Revenue allocated to PCS is deferred and recognized on a straight-line basis over the estimated term of the support period, which is estimated to be one year based on historical experience. As of December 31, 2014 and 2013, deferred implied PCS revenue was $11.6 million, and $6.4 million, respectively.
Sales incentives
We offer sales incentives through various programs, consisting primarily of cooperative advertising and marketing development fund programs. We record cooperative advertising and marketing development fund programs with customers as a reduction to revenue unless we receive an identifiable benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the identifiable benefit received, in which case we will record it as a marketing expense. In addition, we offer price protection discounts to certain customers when new capture device models are released and the customer has remaining inventory of the older models. We estimate price protection discounts, which are recorded as a reduction of revenue, by evaluating inventory held by the customer subject to price protection. We record reductions to revenue for sales incentives when the related revenue is recognized.
Inventories
Inventories consist of finished goods and component parts and are stated at the lower of cost or market on a first-in, first-out basis. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates used for future demand are also used for near-term capacity planning and inventory purchases and are consistent with our revenue forecast assumptions. If our demand forecast is greater than actual demand, we may be required to record an excess inventory charge, which would decrease gross profit. Any write-downs taken establish a new cost basis for the underlying inventory. For all periods presented, inventories were predominantly comprised of finished goods.
POP displays
We sponsor a program to provide retailers with POP displays in order to facilitate the marketing of our products within retail stores. The POP displays contain a video display that broadcast video images taken by GoPro capture devices with product placement available on the POP display for our cameras and accessories. We generally provide these POP displays to customers free of charge. The costs of the POP displays, less any fees charged to customers, are capitalized as a long-term asset, and the net cost is recognized over the expected period of the benefit provided by these assets, which generally ranges from 24 to 36 months.
Warranty
We generally provide 12-month warranty coverage on all of our products except in the EU where we provide a two-year warranty. Our warranty provides for repair or replacement of the associated products during the warranty period. We establish a liability for estimated product warranty costs at the time product revenue is recognized. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials or other costs differ from our estimates, additional warranty liabilities could be required, which would reduce our gross profit.
Income taxes
We utilize the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for expected future consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates. We make estimates, assumptions and judgments to determine our provision for income taxes and also for deferred tax assets and liabilities and any valuation allowances recorded against our deferred tax assets. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we establish a valuation allowance.
The calculation of our current provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits. We have established reserves to address potential exposures related to tax positions that could be challenged by tax authorities. Although we believe our estimates, assumptions and judgments to be reasonable, any changes in tax law or our interpretation of tax laws and the resolutions of potential tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
The calculation of our deferred tax asset balance involves the use of estimates, assumptions and judgments while taking into account estimates of the amounts and type of future taxable income. Actual future operating results and the underlying amount and type of income could differ materially from our estimates, assumptions and judgments, thereby impacting our financial position and results of operations.
Goodwill, acquired intangible assets and other long-lived assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but we perform an annual qualitative assessment of our goodwill during the fourth quarter of each calendar year to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, we perform a two-step process. The first step involves comparing the fair value of our reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, we have determined that we have one reporting unit. There has been no impairment of goodwill for any periods presented.
Our long-lived assets consist of property and equipment and acquired intangible assets. Acquired intangible assets with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies. We review our definite lived long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There has been no impairment of long-lived assets for any periods presented.
Stock-based compensation
We account for stock-based compensation in accordance with the authoritative guidance on stock compensation. Under the fair value recognition provisions of this guidance, stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. As a result, we are required to estimate the amount of stock-based compensation we expect to be forfeited based on our historical experience. If actual forfeitures differ significantly from our estimates, stock-based compensation expense and our results of operations could be materially impacted.
Determining the fair value of stock-based awards at the grant date requires judgment. We use the Black-Scholes option-pricing model to determine the fair value of stock options, employee stock purchase plan options, and restricted stock held by nonemployees. The determination of the grant date fair value of options using an option-pricing model is affected by our estimated common stock fair value as well as assumptions regarding a number of other complex and subjective variables. These variables include the fair value of our common stock, our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates, and expected dividends, which are estimated as follows:

•
Fair Value of our Common Stock. Because our stock was not publicly traded prior to our initial public offering, the fair value of our common stock underlying our stock options was determined by our board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. Upon completion of our initial public offering in July 2014, our Class A common stock was valued by reference to its publicly traded price.

•
Expected Term. Since we have undergone significant operational and structural changes, the historical exercise data do not provide a reasonable basis upon which to estimate expected life. As a result, we used the simplified method allowed under SEC guidance to estimate expected term.

•
Volatility. As we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants.

•	Risk-Free Rate. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•
Dividend Yield. Our expected dividend yield is zero as we do not anticipate paying any recurring cash dividends in the foreseeable future and the prior dividend event is viewed as a one-time capital event.

Recent Accounting Pronouncements
Refer to “Recent Accounting Pronouncements” in Note 3 to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk
We have foreign currency risk related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, principally the Hong Kong Dollar and Euro. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities denominated in currencies other than the U.S. dollar. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Although we have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities, to date the impacts have not been material on our results of operations. As our foreign sales and expenses increase, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. At this time we do not, but we may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. For assets and liabilities denominated in other currencies, we do not believe that the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar would have a material effect on our results of operations from such a shift.
Interest rate risk
We had cash, cash equivalents and marketable securities totaling $422.3 million and $101.4 million at December 31, 2014 and 2013, respectively. Our cash equivalents and marketable securities consist of money market funds, U.S. treasury securities, U.S. agency securities, commercial paper and corporate debt. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. At December 31, 2014, the weighted-average duration of our investment portfolio was approximately one year. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our investment portfolio.

Item 8. Consolidated Financial Statements and Supplementary Data

GoPro, Inc.

Report of independent registered public accounting firm
To the Board of Directors and Stockholders of GoPro, Inc.:
In our opinion, the accompanying Consolidated Balance Sheets and the related Consolidated Statements of Operations, Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) and Statements of Cash Flows present fairly, in all material respects, the financial position of GoPro, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Jose, California
February 19, 2015

GoPro, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share amounts)	2014	2013

Assets
Current assets:
Cash and cash equivalents	$319,929	$101,410
Marketable securities	102,327	—
Accounts receivable, net of allowance for doubtful accounts of $1,250 and $520 at December 31, 2014 and 2013, respectively	183,992	122,669
Inventories, net	153,026	111,994
Prepaid expenses and other current assets	63,769	21,967
Total current assets	823,043	358,040
Property and equipment, net	41,556	32,111
Intangible assets and goodwill	17,032	17,365
Other long-term assets	36,060	32,155
Total assets	$917,691	$439,671

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$126,240	$126,423
Accrued liabilities	115,775	86,391
Deferred revenue	14,022	7,781
Income taxes payable	2,732	19,702
Current portion of long-term debt	—	60,297
Total current liabilities	258,769	300,594
Long-term debt, less current portion	—	53,315
Other long-term liabilities	17,718	13,930
Total liabilities	276,487	367,839

Commitments, contingencies and guarantees (Note 12)
Redeemable convertible preferred stock—$0.0001 par value; no and 36,000,000 shares authorized as of December 31, 2014 and 2013, respectively; no and 30,523,036 shares issued and outstanding as of December 31, 2014 and 2013, respectively; liquidation preference of $0 and $77,326 as of December 31, 2014 and 2013, respectively	—	77,198
Stockholders’ equity (deficit)
Preferred stock—$0.0001 par value; 5,000,000 and no shares authorized as of December 31, 2014 and 2013, respectively; no shares issued and outstanding as of December 31, 2014	—	—
Common stock and additional paid-in capital—$0.0001 par value; 500,000,000 and no Class A shares authorized as of December 31, 2014 and 2013, respectively; 52,091,317 shares issued and outstanding as of December 31, 2014; 150,000,000 Class B shares authorized as of December 31, 2014 and 2013; 77,023,371 and 81,420,040 shares issued and outstanding as of December 31, 2014 and 2013, respectively	533,000	14,518
Retained earnings (accumulated deficit)	108,204	(19,884)
Total stockholders’ equity (deficit)	641,204	(5,366)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$917,691	$439,671
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share amounts)	2014	2013	2012
Revenue	$1,394,205	$985,737	$526,016
Cost of revenue	766,970	623,953	298,530
Gross profit	627,235	361,784	227,486
Operating expenses:
Research and development	151,852	73,737	36,115
Sales and marketing	194,377	157,771	116,855
General and administrative	93,971	31,573	20,899
Total operating expenses	440,200	263,081	173,869
Operating income	187,035	98,703	53,617
Other expense, net	(6,060)	(7,374)	(407)
Income before income taxes	180,975	91,329	53,210
Income tax expense	52,887	30,751	20,948
Net income	$128,088	$60,578	$32,262
Less: distributed earnings	—	—	(112,209)
Less: undistributed earnings allocable to participating securities	(16,512)	(16,727)	—
Undistributed net income (loss) attributable to common stockholders—basic	$111,576	$43,851	$(79,947)
Add: adjustments to net income for dilutive securities allocable to: holders of preferred stock and unvested early exercised options and restricted stock	2,277	2,309	—
Undistributed net income (loss) attributable to common stockholders—diluted	$113,853	$46,160	$(79,947)
Distributed earnings to common stockholders	$—	$—	$84,828
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	104,453	81,018	74,226
Diluted	123,630	98,941	74,226
Net income per share attributable to common stockholders:
Basic	$1.07	$0.54	$0.07
Diluted	$0.92	$0.47	$0.07
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)

	Redeemable convertible preferred stock		Common stock and additional paid-in capital		Retained earnings (accumulated deficit)	Total stockholders’ equity (deficit)
(in thousands)	Shares	Amount	Shares	Amount
Balances at December 31, 2011	34,734	$91,146	73,806	$6,901	$(30,996)	$(24,095)
Preferred stock dividend accretion	—	4,207	—	(4,207)	—	(4,207)
Exercise of stock options and vesting of restricted stock and early exercise stock options	—	—	2,697	2,107	—	2,107
Excess tax benefit from stock-based compensation	—	—	—	4,182	—	4,182
Stock-based compensation expense	—	—	—	9,156	—	9,156
Conversion of preferred stock to common stock, net of issuance cost accretion	(4,211)	(11,502)	4,211	11,502	—	11,502
Cash distribution to stockholders	—	(6,713)	—	(29,162)	(81,486)	(110,648)
Net income	—	—	—	—	32,262	32,262
Balances at December 31, 2012	30,523	77,138	80,714	479	(80,220)	(79,741)
Accretion of preferred stock issuance costs	—	60	—	(60)	—	(60)
Exercise of stock options and vesting of restricted stock and early exercise stock options	—	—	613	1,148	—	1,148
Stock-based compensation expense	—	—	—	10,887	—	10,887
Retirement of common stock	—	—	(15)	—	(242)	(242)
Issuance of common stock for acquisition	—	—	108	1,741	—	1,741
Excess tax benefit from stock-based compensation	—	—	—	323	—	323
Net income	—	—	—	—	60,578	60,578
Balances at December 31, 2013	30,523	77,198	81,420	14,518	(19,884)	(5,366)
Issuance of common stock upon public offerings, net of offering costs	—	—	10,188	286,247	—	286,247
Conversion of preferred stock to common stock upon initial public offering, net of issuance cost accretion	(30,523)	(77,198)	30,523	77,198	—	77,198
Exercise of stock options and vesting of restricted stock and early exercise stock options	—	—	6,889	8,241	—	8,241
Issuance of common stock upon release of RSUs, net of shares withheld for tax	—	—	1,525	(560)	—	(560)
Retirement of common stock	—	—	(1,430)	(1,177)	—	(1,177)
Stock-based compensation expense	—	—	—	71,399	—	71,399
Excess tax benefit from stock-based compensation	—	—	—	77,134	—	77,134
Net income	—	—	—	—	128,088	128,088
Balances at December 31, 2014	—	$—	129,115	$533,000	$108,204	$641,204
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2014	2013	2012
Operating activities:
Net income	$128,088	$60,578	$32,262
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,945	12,034	3,975
Deferred taxes	(16,920)	(8,129)	(2,121)
Excess tax benefit from stock-based compensation	(77,134)	(323)	(4,182)
Stock-based compensation	71,399	10,887	9,156
Provision for doubtful accounts	971	664	736
Provision for inventory obsolescence	4,075	4,081	1,955
Amortization and write-off debt discount and issuance costs	1,806	561	21
Other	59	663	36
Changes in operating assets and liabilities:
Accounts receivable	(62,294)	(43,117)	(53,508)
Inventories	(45,108)	(55,664)	(43,718)
Prepaid expenses and other assets	(30,317)	(15,355)	(8,510)
Accounts payable and accrued liabilities	98,354	135,197	67,802
Deferred revenue	5,998	400	4,462
Net cash provided by operating activities	96,922	102,477	8,366
Investing activities:
Purchases of property and equipment	(27,498)	(18,325)	(17,795)
Purchases of marketable securities	(103,827)	—	—
Maturities of marketable securities	1,083	—	—
Proceeds from sale of property and equipment	288	—	—
Payments made in connection with business acquisitions, net	(3,950)	(2,912)	—
Net cash used in investing activities	(133,904)	(21,237)	(17,795)
Financing activities:
Net proceeds from public offerings of common stock	293,969	—	—
Proceeds from issuance of common stock on exercised options	7,608	527	2,762
Payment of debt issuance costs and deferred public offering costs	(5,730)	(1,165)	(1,776)
Excess tax benefit from stock-based compensation	77,134	323	4,182
Purchase of shares and net exercise of stock options	(920)	—	—
Taxes paid related to net share settlement of equity awards	(560)	—	—
Payment of indemnification holdback on acquired company	(2,000)	—	—
Proceeds from issuance of debt and revolving credit facility	—	30,000	139,389
Repayment of debt	(114,000)	(46,000)	(10,380)
Cash distribution to stockholders	—	—	(117,361)
Net cash provided by (used for) financing activities	255,501	(16,315)	16,816
Net increase in cash and cash equivalents	$218,519	$64,925	$7,387
Cash and cash equivalents:
Beginning of year	$101,410	$36,485	$29,098
End of year	$319,929	$101,410	$36,485
Supplementary cash flow disclosure:
Cash paid for
Interest	$1,853	$4,904	$284
Income taxes	$37,283	$2,831	$31,317
Non-cash investing and financing activities:
Accretion of preferred stock dividends	$—	$—	$4,207
Conversion of preferred stock to common stock, net of issuance cost accretion	$77,198	$—	$11,502
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,474	$2,937	$4,621
Reclass of deferred public offering costs to additional paid-in capital	$7,722	$—	$—
Deferred public offering costs not yet paid	$903	$490	$—
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.

Notes to consolidated financial statements

1.    Business overview
GoPro, Inc. (GoPro or the Company) was incorporated as Woodman Labs, Inc. in California on February 14, 2004 as an S Corporation and reincorporated in Delaware in December 2011 as a C Corporation. The Company produces mountable and wearable cameras and accessories, which the Company refers to as capture devices. Additionally, GoPro develops and provides desktop editing software and mobile applications for free to consumers. The Company’s capture devices are sold globally through retailers, wholesale distributors and on the Company’s website. The Company has wholly-owned subsidiaries in Hong Kong, Germany and the Cayman Islands. GoPro’s corporate headquarters are located in San Mateo, California with additional operational support offices in Hong Kong, the Netherlands and Shenzhen, China.
In July 2012, the Company’s board of directors (Board) approved a 3-for-1 split of the preferred stock and common stock. All share and per share amounts for all periods presented in these consolidated financial statements have been adjusted to reflect the stock split.
The Company completed its initial public offering (IPO) of Class A common stock on July 1, 2014. The Company sold 8,900,000 shares and certain of its stockholders sold 11,570,000 shares, including 2,670,000 shares for the underwriters' option to purchase additional shares. The shares were sold at an initial public offering price of $24.00 per share for net proceeds of $200.8 million to the Company, after deducting underwriting discounts and commissions of $12.8 million. Offering costs incurred by the Company were approximately $6.2 million.
The Company completed a follow-on offering of common stock in November 2014. The Company sold 1,287,533 shares of Class A common stock and certain of its stockholders sold 10,627,042 shares, including 1,554,075 shares for the underwriters' option to purchase additional shares. The shares were sold at an initial public offering price of $75.00 per share for net proceeds of $93.2 million to the Company, after deducting underwriting discounts and commissions of $3.4 million. Offering costs incurred by the Company were approximately $1.5 million.
2.    Basis of presentation
The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30.
Principles of consolidation
These consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to the Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

Use of estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
Comprehensive income
For all periods presented, comprehensive income equaled net income. Therefore, the Consolidated Statements of Comprehensive Income have been omitted from the consolidated financial statements.

3.    Summary of significant accounting policies
Cash equivalents
Cash equivalents consist of short-term, highly liquid financial instruments with immaterial interest rate risk that are readily convertible to cash and have maturities of three months or less from the date of purchase. As of December 31, 2014, cash equivalents consisted of money market funds recorded at cost, which approximates fair value and a corporate debt security that was less than 90 days from maturity when acquired, recorded at amortized cost which approximates fair value.
Marketable securities
Marketable securities consist of commercial paper, U.S. treasury securities, U.S. agency securities, and corporate debt securities, and are classified as available-for-sale securities. As the Company views these securities as available to support current operations, it has classified all available-for-sale securities as short-term. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, reported as a component of accumulated other comprehensive income in stockholders' equity, while realized gains and losses and other-than-temporary impairments, if any, are reported as a component of net income. As of December 31, 2014, the Company's marketable securities were recorded at their amortized cost which approximates fair value. An impairment charge is recorded in the Consolidated Statements of Operations for declines in fair value below the cost of an individual investment that is deemed to be other than temporary. The Company assesses whether a decline in value is temporary based on the length of time that the fair market value has been below cost, the severity of the decline and the intent and ability to hold or sell the investment. The Company did not identify any marketable securities as other-than-temporarily impaired as of December 31, 2014.
Accounts receivable and allowance for doubtful accounts
Accounts receivables are stated at invoice value less estimated allowances for returns and doubtful accounts. The Company continually monitors customer payments and maintains a reserve for estimated losses resulting from its customers’ inability to make required payments. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic related risks and economic conditions that may affect a customer’s ability to pay. In cases where there are circumstances that may impair a specific customer’s ability to meet its financial obligations, a specific allowance is recorded against amounts due, and thereby reduces the net recognized receivable to the amount reasonably believed to be collectible. For all periods presented, the activity in the allowance for doubtful accounts was not material.
Inventories
Inventories consist of finished goods and component parts, which are purchased directly or from contract manufacturers. Inventories are stated at the lower of cost or market on a first-in, first-out basis. The Company’s assessment of market value requires the use of estimates regarding the net realizable value of its inventory balances, including an assessment of excess or obsolete inventories. The Company determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates used for future demand are also used for near-term capacity planning and inventory purchases and are consistent with revenue forecast assumptions. If the Company’s demand forecast is greater than actual demand, the Company may be required to record an excess inventory charge, which would decrease gross profit. Any write-downs taken establish a new cost basis for the underlying inventory. For all periods presented, inventories were predominantly comprised of finished goods.

Point of purchase (POP) displays
The Company sponsors a program to provide retailers with POP displays in order to facilitate the marketing of the Company’s products within retail stores. The POP displays contain a video display that broadcast video images taken by GoPro cameras with product placement available on the POP display for cameras and accessories. The Company generally provides these POP displays to customers free of charge. The costs of the POP displays, less any fees charged to customers, are capitalized as a long-term asset on the accompanying Consolidated Balance Sheets, and the net cost is recognized over the expected period of the benefit provided by these assets, which generally ranges from 24 to 36 months.

Property and equipment, net
Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life of the assets, ranging from one to seven years. Leasehold improvements are stated at cost and amortized over the shorter of the lease term or the expected useful life of the improvements. Property and equipment pending installation, configuration or qualification are classified as construction in progress.
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
Leases
The Company leases its facilities under cancelable and non-cancelable operating leases. For leases that contain rent escalation or rent concession provisions, the Company records the total rent expense on a straight-line basis over the term of the lease. The Company records the difference between the rent paid and the straight-line rent as a deferred rent liability on the accompanying Consolidated Balance Sheets. Leasehold improvements are included in property and equipment, net.
Goodwill, acquired intangible assets and other long-lived assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but the Company performs an annual qualitative assessment of its goodwill during the fourth quarter of each calendar year to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it would more likely than not reduce the fair value of a reporting unit below its carrying amount, including goodwill. If events or circumstances do not indicate that the fair value of a reporting unit is below its carrying amount, then goodwill is not considered to be impaired and no further testing is required. If further testing is required, the Company performs a two-step process. The first step involves comparing the fair value of the Company’s reporting unit to its carrying value, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step of the test is performed by comparing the carrying value of the goodwill in the reporting unit to its implied fair value. An impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value. For the purpose of impairment testing, the Company has determined that it has one reporting unit. There has been no impairment of goodwill for any periods presented.
The Company’s long-lived assets consist of property and equipment and acquired intangible assets. Acquired intangible assets with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies. The Company reviews its definite-lived long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparing its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. There has been no impairment of long-lived assets for any periods presented.
Warranty
The Company generally provides 12-month warranty coverage on all of its products except in the European Union where the Company provides a two-year warranty. The Company’s warranty provides for repair or replacement of the associated products during the warranty period. The Company establishes a liability for estimated product warranty costs at the time product revenue is recognized. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials, or other costs differ from the Company’s estimates, additional warranty liabilities could be required, which would reduce its gross profit.
Revenue recognition
Revenue is primarily comprised of product revenue, net of returns and sales incentives.
Revenue is primarily derived from the sale of capture devices, as well as the related implied post contract support (PCS). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Evidence of an arrangement consists of an order from its distributors, resellers or online customers. The Company considers delivery to have occurred once title and risk of loss has been transferred. Customer deposits are included in accrued liabilities on the accompanying Consolidated Balance Sheets and are recognized as revenue when all the criteria for recognition of revenue are met.
The Company’s standard terms and conditions of sale for its non-web-based sales do not allow for product returns and it generally does not allow product returns other than under warranty. However, the Company grants limited rights to return product for certain large retailers and distributors. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer class. Upon recognition, the Company reduces revenue and cost of sales for the estimated return. Return trends are influenced by product life cycle status, new product introductions, market acceptance of products, sales levels, product sell-through, the type of customer, seasonality, product quality issues, operational policies and procedures, and other factors. Return rates can fluctuate over time, but are sufficiently predictable to allow the Company to estimate expected future product returns.
For customers who purchase products directly from the Company’s website, transfer of risk of loss is determined to be upon delivery to the customer’s address. The Company defers those sales made to customers who purchase products from its website during a fixed time frame prior to the end of the reporting period for which the Company estimates delivery to occur in the following period. The Company uses estimates to determine when shipments are delivered based on third-party metrics for average transit time. Additionally, the Company provides a 30-day money back guarantee for web-based sales for which the Company reduces revenue by an estimate of potential future product returns related to the web-based sales, based on analyses of historical return trends and seasonality. Estimates for web-based sale returns and estimates to derive web sale shipment delivery dates may differ from actual results.
The Company’s camera products include multiple elements. Each element in a multiple element arrangement must be evaluated to determine whether it represents a separate unit of accounting. An element constitutes a separate unit of accounting when it has standalone value and delivery of an undelivered element is both probable and delivery is within the Company’s control.
The Company has determined its multiple element arrangements generally include two separate units of accounting: The first element is the hardware component (camera and accessories) and the embedded firmware essential to the functionality of the camera delivered at the time of sale. The second element is the implied right for the customer to receive post contract support included with the purchase of the Company’s camera products. PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, email and telephone support.
The Company accounts for each element separately and allocate fees from the arrangement based on the relative selling price of each element. Revenue allocated to an undelivered element is recognized over an estimated service period. The Company recognizes revenue for delivered elements only when all contractual obligations have been completed.
The Company uses a hierarchy to determine the allocation of revenue. The hierarchy is as follows: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE) and (iii) best estimate of the selling price (BESP).

i.
VSOE generally exists only when a company sells a deliverable separately and is the price actually charged by the company for that deliverable. The Company does not sell its deliverables separately and, as such, do not have VSOE.

ii.
TPE can be substantiated by determining the price that other parties sell similar or substantially similar offerings. The Company does not believe that there is accessible TPE evidence for similar deliverables since there are not comparable deliverables sold by other companies.

iii.
BESP reflects the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company believes that BESP is the most appropriate methodology for determining the allocation of revenue for its multiple element arrangements.

The Company has allocated revenue between its two elements using the relative selling price method which is based on the BESP for all deliverables. Revenue allocated to the delivered hardware and the related essential software is recognized at the time of sale provided the conditions for recognition of revenue have been met. Revenue allocated to PCS is deferred and recognized on a straight-line basis over the estimated term of the support period, which is estimated to be one year based on historical experience. As of December 31, 2014, and 2013, deferred implied PCS revenue was $11.6 million and $6.4 million, respectively.
The Company’s process for determining the BESP for its deliverables involves multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. Key factors considered by the Company in developing the BESP for PCS include evaluating the level of support provided to customers and analyzing the amount of time and cost that is allocated to the Company’s efforts to develop the undelivered elements, determining the cost of its support efforts, and then adding an appropriate level of gross profit to these costs.
Sales incentives
The Company offers sales incentives through various programs, consisting primarily of cooperative advertising and marketing development fund programs. The Company records cooperative advertising and marketing development fund programs with customers as a reduction to revenue unless it receives an identifiable benefit in exchange for credits claimed by the customer and can reasonably estimate the fair value of the identifiable benefit received, in which case the Company will record it as a marketing expense. In addition, the Company offers price protection discounts to certain customers when new capture device models are released and the customer has remaining inventory on hand of the older capture device model. The Company estimates price protection discounts, which are recorded as a reduction of revenue, by evaluating inventory currently held by the customer subject to price protection. The Company records reductions to revenue for sales incentives when the related revenue is recognized.
Cost of revenue
Cost of revenue includes actual product cost, the cost of shipping, depreciation and amortization, warehousing and processing inventory, warranty replacement costs, excess and obsolete inventory write-downs, certain allocated costs and license fees paid to third parties.
Shipping costs
The Company records amounts billed to customers for shipping costs as revenue in the accompanying Consolidated Statements of Operations. The Company classifies related shipping and handling costs incurred as cost of revenue in the accompanying Consolidated Statements of Operations.

Deferred revenue
Deferred revenue is comprised of customer deposits, undelivered post contract support and undelivered web sale shipments. The cost of revenue related to deferred web sales is included in inventory.
Research and development
Research and development expense includes internal and external costs. Internal costs include employee related expenses, equipment costs, depreciation expense and allocated facility costs. External research and development expenses consist of costs associated with consultants, tooling and prototype materials.
Substantially all research and development expense is related to new research and development efforts and the designing of significant improvements to existing products. Research and development expense to establish the technological feasibility of the Company’s internally developed software is expensed as incurred. To date, the period between achieving technological feasibility and the release of internally developed software to be sold, leased, or marketed has been short and development costs qualifying for capitalization have been insignificant.
Advertising costs
Advertising costs consist of costs associated with print, television and ecommerce media advertisements and are expensed as incurred. A significant amount of the Company’s promotional expenses result from payments under event, resort and athlete sponsorship contracts. Accounting for sponsorship payments is based upon specific contract provisions. These sponsorship arrangements are considered to be executory contracts and, as such, the costs are recognized as performance under the contract is received. The costs associated with preparation of sponsorship activities, including the supply of GoPro products, media team support and activation fees are considered costs of producing advertising and are expensed as incurred. Prepayments made under sponsorship agreements are included in prepaid expenses or other assets depending on the period to which the prepayment applies. Advertising costs were $47.2 million, $55.5 million, and $46.9 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Stock-based compensation
The Company accounts for stock-based compensation activity using the fair value recognition and measurement provisions of GAAP. These provisions require the all share-based payments to employees, including grants of stock options, restricted stock units (RSUs), restricted stock awards (RSAs) and purchases under the Company's Employee Stock Purchase Plan (ESPP), to be measured based on the grant-date fair value of the awards, with the resulting expense generally recognized over the period during which the employee is required to perform service in exchange for the award. The fair value of each stock option granted is estimated using the Black-Scholes option pricing model. The fair value of service-based RSUs and RSAs granted represents the closing price of the Company's common stock on the date of grant. The fair value of stock-based awards with market and service conditions are estimated using a Monte Carlo valuation model. The fair value of purchases under the Company's ESPP is calculated based on the closing price of the Company's common stock on the date of grant. For service-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures. The forfeiture rate is based on an analysis of the Company's actual historical forfeitures. For performance and market-based awards which also require a service period, the Company uses graded vesting over the longer of the derived service period or when the performance or market condition is satisfied.
The Company accounts for stock options and restricted stock issued to nonemployees based on the fair value of the awards determined using the Black-Scholes option pricing model. The fair value of awards granted to nonemployees is re-measured as the awards vest, and the resulting change in fair value, if any, is recognized in the Company's Consolidated Statement of Operations during the period the related services are rendered.
The Company recognizes a benefit from stock-based compensation as additional paid-in capital if an incremental tax benefit is realized by following the with-and-without approach. In addition, the indirect effects of stock-based compensation deductions are reflected in the income tax provision for purposes of measuring the excess tax benefit at settlement of awards.

Sales taxes
Sales taxes collected from customers and remitted to respective governmental authorities are not included in revenue and are reflected as a liability on the accompanying Consolidated Balance Sheets.
Foreign currency
The Company and the Company’s wholly-owned subsidiaries use the U.S. dollar as their functional currency. Local currency transactions of the Company’s international operations are remeasured into U.S. dollars at the rates of exchange in effect at the date of the transaction. For those wholly-owned subsidiaries with assets or liabilities denominated in currencies other than the U.S. dollar, non-monetary assets are remeasured into U.S. dollars using historical rates of exchange. Monetary assets and liabilities are remeasured into U.S. dollars using exchange rates prevailing on the balance sheet date. Transaction gains and losses were not material for all periods presented and are included in other expense, net, in the accompanying Consolidated Statements of Operations.
Income taxes
The Company utilizes the asset and liability method of accounting for income taxes which requires the recognition of deferred tax assets and liabilities for expected future consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities using enacted tax rates. Management makes estimates, assumptions and judgments to determine the Company’s provision for income taxes and also for deferred tax assets and liabilities, and any valuation allowances recorded against the Company’s deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance.
The calculation of the Company’s current provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, interpretation of current tax laws and possible outcomes of future tax audits. The Company has established reserves to address potential exposures related to tax positions that could be challenged by tax authorities. Although the Company believes its estimates, assumptions and judgments to be reasonable, any changes in tax law or its interpretation of tax laws and the resolutions of potential tax audits could significantly impact the amounts provided for income taxes in the Company’s consolidated financial statements.
The calculation of the Company’s deferred tax asset balance involves the use of estimates, assumptions and judgments while taking into account estimates of the amounts and type of future taxable income. Actual future operating results and the underlying amount and type of income could differ materially from the Company’s estimates, assumptions and judgments thereby impacting the Company’s financial position and results of operations.
The Company has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes” that prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company includes interest and penalties related to unrecognized tax benefits within income tax expense in the accompanying Consolidated Statements of Operations.

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
In June 2014, the FASB issued a new accounting standard update on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance becomes effective for the Company on January 1, 2016, with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

4.    Fair value measurements
The Company measures its cash equivalents and marketable securities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis, whereby, inputs used in valuation techniques are assigned a hierarchical level.
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy as of December 31, 2014 are summarized as follows:

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$80,968	$—	$—	$80,968
Corporate debt securities	—	2,000	—	2,000
Total cash equivalents	$80,968	$2,000	$—	$82,968
Marketable securities:
U.S. treasury securities	$1,994	$—	$—	$1,994
U.S. agency securities	—	7,020	—	7,020
Commercial paper	—	2,497	—	2,497
Corporate debt securities	—	90,816	—	90,816
Total marketable securities	$1,994	$100,333	$—	$102,327
The fair value of the Company's Level 1 financial instruments, which are traded in active markets, are based on quoted market prices for identical instruments. The fair value of the Company's Level 2 fixed income securities are obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company's procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from the Company's pricing service against fair values obtained from other independent sources.

5.    Balance sheet components
Cash, cash equivalents and marketable securities
Cash, cash equivalents and marketable securities consist of the following:

	December 31,
(in thousands)	2014	2013
Cash and cash equivalents:
Cash	$236,961	$101,410
Money market funds	80,968
Corporate debt securities	2,000	—
Cash and cash equivalents	$319,929	$101,410
Marketable securities:
Commercial paper	$2,497	$—
U.S. treasury securities	1,994	—
U.S. agency securities	7,020	—
Corporate debt securities	90,816	—
Marketable securities	$102,327	$—
$58.8 million of the Company’s marketable securities have a contractual maturity of one year or less and $43.5 million of the Company’s marketable securities have a contractual maturity of one to two years. As of December 31, 2014, marketable securities were recorded at their amortized cost which approximates fair value.
Inventories, net
Inventories, net consisted of the following:

	December 31,
(in thousands)	2014	2013
Components	$4,324	$8,000
Finished goods	148,702	103,994
Inventories, net	$153,026	$111,994

Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2014	2013
Prepaid income taxes	$26,504	$—
Current deferred tax assets	24,218	15,173
Prepaid expenses	3,905	2,739
Prepaid licenses	2,053	1,091
Deposits	1,244	2,049
Other current assets	5,845	915
Prepaid expenses and other current assets	$63,769	$21,967
Property and equipment, net
Property and equipment, net consisted of the following;

	Useful life (in years)	December 31,
(in thousands)		2014	2013
Leasehold improvements	3–7	$22,787	$20,111
Computers, software, equipment and furniture	2–4	24,636	11,988
Tooling	1–4	16,159	8,799
Construction in progress		3,944	2,151
Tradeshow equipment	2–5	2,863	2,613
Automobiles	3–5	967	856
Gross property and equipment		71,356	46,518
Less: Accumulated depreciation and amortization		(29,800)	(14,407)
Property and equipment, net		$41,556	$32,111
Depreciation expense was $16.8 million, $10.9 million and $2.8 million for years ended December 31, 2014, 2013 and 2012, respectively.
Goodwill and acquired intangible assets
Goodwill at December 31, 2012, 2013 and December 31, 2014 was as follows:

(In thousands)
Goodwill at December 31, 2012	$4,233
Acquisition	9,862
Goodwill at December 31, 2013	$14,095
Adjustments	—
Goodwill at December 31, 2014	$14,095
Goodwill increased by approximately $9.9 million due to the acquisition of General Things, Inc. (General Things) in the fourth quarter of 2013. There were no impairments or other additions to goodwill during the years ended December 31, 2013 or 2014.

Acquired intangible assets at December 31, 2014, and 2013 were as follows:

	December 31, 2014			Weighted average remaining useful life (in years)
(in thousands)	Gross	Accumulated amortization	Net
Developed technology	$6,130	$(3,427)	$2,703	2.4
Tradename	664	(509)	155	1.2
Customer relationships	170	(170)	—	0.0
Noncompete agreements	311	(247)	64	0.8
Domain name	15	—	15
	$7,290	$(4,353)	$2,937

	December 31, 2013			Weighted average remaining useful life (in years)
(in thousands)	Gross	Accumulated amortization	Net
Developed technology	$5,330	$(2,517)	$2,813	3.2
Tradename	664	(376)	288	2.2
Customer relationships	170	(161)	9	0.2
Noncompete agreements	311	(166)	145	1.8
Domain name	15	—	15
	$6,490	$(3,220)	$3,270
Amortization expense for the years ended December 31, 2014, 2013, and 2012 was $1.1 million, $1.1 million, and $1.2 million, respectively.
The estimated future amortization expense of acquired intangible assets to be charged to cost of revenue and operating expenses as of December 31, 2014, is as follows:

(in thousands)	Cost of revenue	Operating expenses	Total
Years ending December 31,
2015	$888	$464	$1,352
2016	888	289	1,177
2017	149	244	393
	$1,925	$997	$2,922

Other long-term assets
Other long-term assets consisted of the following:

	December 31,
(in thousands)	2014	2013
POP displays	$18,743	$22,379
Long-term deferred tax assets	8,611	736
Deposits	4,706	2,698
Long-term licenses and other	4,000	4,000
Deferred financing charges	—	947
Deferred public offering costs	—	1,395
Other long-term assets	$36,060	$32,155
POP display amortization included in sales and marketing expense was $18.0 million, $13.5 million, and $8.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Accrued liabilities
Accrued liabilities consisted of the following:

	December 31,
(in thousands)	2014	2013
Accrued payables	$57,064	$49,975
Employee related liabilities	28,959	11,932
Accrued sales incentives	9,635	4,909
Warranty liability	6,025	3,691
Customer deposits	4,903	1,316
Sales commissions	4,254	2,454
Other	4,935	12,114
Accrued liabilities	$115,775	$86,391

6.    Redeemable convertible preferred stock
As of December 31, 2013, there were 36,000,000 shares of Series A preferred stock authorized and 30,523,036 shares of Series A preferred stock issued and outstanding. Concurrent with the close of the IPO in July 2014, all shares of Series A preferred stock were converted into Class B common stock. Prior to their conversion to Class B common stock, the Series A preferred stock had the following terms:
Conversion
Each share of Series A preferred stock was convertible, at the option of the holder, into shares of common stock at a rate of 1-for-1. The conversion of all outstanding Series A preferred stock occurred in connection with the closing of the IPO.
Voting rights
The holders of shares of the Company’s Series A preferred stock voted equally with shares of Class B common stock on an as-if converted to common stock basis on all matters, including the election of directors.

Dividend rights
The holders of each Series A share were entitled to receive any noncumulative dividends on an equal basis with common stock, when and if declared by the Board.
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
7.    Stockholders’ equity (deficit)
Preferred stock
Upon completion of its IPO in July 2014, the Company filed a Restated Certificate of Incorporation, which authorized the issuance of undesignated preferred stock with rights and preferences, including voting rights, designated from time to time by its board of directors. As of December 31, 2014, there were 5,000,000 shares of preferred stock authorized, and no shares issued or outstanding.
Common stock
As of December 31, 2014, the Company had 500,000,000 shares of Class A common stock authorized and 150,000,000 shares of Class B common stock authorized. As of December 31, 2014, 52,091,317 shares of Class A stock were issued and outstanding and 77,023,371 shares of Class B stock were issued and outstanding.
In June 2014, the Company filed a Restated Certificate of Incorporation which established two classes of authorized common stock (Reclassification): Class A common stock and Class B common stock. As a result, all outstanding shares of common stock were converted into shares of Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock is also convertible into Class A common stock on the same basis upon any transfer, whether or not for value, except for “Permitted Transfers” as defined in the Company’s Restated Certificate of Incorporation. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding.
As of December 31, 2013, the Company had 150,000,000 shares of common stock authorized for issuance. At December 31, 2013, there were 81,420,040 shares of common stock issued and outstanding.
The Company had the following shares of common stock reserved for issuance upon the exercise of equity instruments as of December 31, 2014 (in thousands):

Stock options outstanding	25,134
Restricted stock units outstanding	4,307
Stock options, restricted stock and RSUs available for future grants	12,885
42,326

Stock compensation plans
2014 Equity Incentive Plan
In June of 2014, stockholders approved the 2014 Equity Incentive Plan (2014 EIP) and the Company’s authority to grant new awards under the 2010 Equity Incentive Plan (2010 EIP) was terminated. The 2014 EIP provides for equity grants to employees, including executive officers, and non-employee directors and contractors, including stock options, RSUs, RSAs, stock appreciation rights, stock bonuses, and performance awards. Options granted under the 2014 EIP generally expire within 10 years from the date of grant and generally vest over four years, at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over the remaining 36-month period thereafter based on continued service and are exercisable for shares of the Company’s Class A common stock. Options with performance or market-based conditions are generally subject to a required service period along with the performance or market condition. RSUs granted under the 2014 EIP generally vest either annually or quarterly over three or four years based upon on continued service, and are settled upon vesting as shares of the Company’s Class A common stock. All awards that expire, are reacquired or repurchased at cost, are cancelled or otherwise terminate and shares that are withheld to satisfy exercise proceeds and tax withholding obligations are returned to the plan and are available for grant in conjunction with the issuance of new stock awards under the 2014 EIP. Awards settled in cash will not reduce the number of shares available under the 2014 EIP.
As of December 31, 2014 the 2014 EIP permitted the Company to grant up to 13,973,723 shares of the Company’s Class A common stock, which includes 339,259 shares previously reserved as Class B common stock but unissued under the 2010 EIP that became available for issuance as Class A common stock under the 2014 EIP, and 164,235 shares previously issuable pursuant to awards under the 2010 EIP that expired, forfeited or terminated unexercised, or were repurchased or used to pay the exercise price of an option or withheld to satisfy tax withholding obligations, that became available for issuance as Class A common stock under the 2014 EIP. The share reserve may also increase to the extent that outstanding awards under the 2010 EIP expire or terminate unexercised or shares that are repurchased at cost or used to pay the exercise price of an option or withheld to satisfy tax withholding obligations.
2010 Equity Incentive Plan
In August 2010, the Board approved the adoption of the 2010 EIP. The 2010 EIP provided for equity grants to employees, including executive officers, and non-employee directors and contractors that permits the granting of stock options, RSUs, RSAs and stock appreciation rights. Options granted under the 2010 EIP generally expire within 10 years from the date of grant. Options and RSUs granted under the 2010 Plan generally vest over four years based on continued service, and are settled or exercisable upon vesting as shares of the Company’s Class B common stock. Following the Reclassification, all shares subject to the 2010 EIP were reclassified into Class B common stock and all outstanding options under the 2010 EIP will become Class B shares upon exercise. In the second quarter of 2014, the Company terminated the authority to grant new awards under the 2003 Plan.
Employee Stock Purchase Plan
In June 2014, the Company approved the 2014 Employee Stock Purchase Plan (ESPP). The ESPP allows eligible employees to purchase shares of the Company's Class A common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 15% of their eligible compensation and employees may not purchase more than 2,500 shares of stock per offering period. As of December 31, 2014, 3,367,557 shares were reserved for future issuance under the ESPP.
Stock option activity
A summary of the Company’s stock option activity and related information is as follows:

		Options outstanding
(shares in thousands)	Shares available for grant	Shares	Weighted- average exercise price	Weighted- average grant- date fair value	Total intrinsic value of options exercised (in thousands)	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2011:	400	26,361	$0.80
Additional shares authorized	2,100	—	—
Granted	(1,418)	1,418	5.10	$5.02
Exercised	—	(2,486)	1.11		$30,605
Forfeited/Cancelled	891	(891)	1.43
Outstanding at December 31, 2012:	1,973	24,402	$1.00			8.33	$310,454
Additional shares authorized	2,000
Granted	(2,906)	2,906	15.14	$8.45
Exercised	—	(345)	2.23		$4,564
Forfeited/Cancelled	239	(239)	6.31
Outstanding at December 31, 2013:	1,306	26,724	$2.47			7.55	$367,395
Additional shares authorized	21,970	—	—
Granted	(5,208)	5,208	21.68	$11.51
RSUs granted	(5,573)	—	—
Exercised	—	(6,419)	1.24		$253,332
Forfeited/Cancelled	390	(379)	12.11
Outstanding at December 31, 2014:	12,885	25,134	$6.62			7.09	$1,425,339
Exercisable at December 31, 2014		17,971	$2.00			6.37	$1,100,208
Vested and expected to vest at December 31, 2014		24,743	$6.43			7.06	$1,407,823
The total fair value of stock options vested in the years ended December 31, 2014, 2013, and 2012 was $16.0 million, $5.2 million, and $3.0 million, respectively. As of December 31, 2014, unearned stock-based compensation estimated to be expensed related to unvested employee options was $62.6 million and is expected to be recognized over a weighted-average period of 2.7 years.
The following is a further breakdown of the options outstanding at December 31, 2014:

	Options outstanding			Options exercisable
(shares in thousands)	Shares outstanding	Weighted- average remaining contractual life (in years)	Weighted- average exercise price	Shares exercisable	Weighted- average exercise price
Range of exercise prices
$ 0.18–0.66	7,696	5.75	$0.62	7,696	$0.62
0.76–0.76	7,769	6.46	0.76	7,572	0.76
1.52–2.96	1,606	7.01	1.91	1,119	1.86
8.30–8.30	462	7.70	8.30	244	8.30
13.72–15.59	1,771	8.36	14.68	687	14.61
16.19–16.39	2,466	9.06	16.26	368	16.21
18.40–18.40	2,793	9.42	18.40	285	18.40
38.84–81.50	571	9.65	54.90	—	—
$ 0.18–81.50	25,134	7.09	$6.62	17,971	$2.00

RSAs and early-exercised stock options' activity
RSAs represent share awards of the Company’s common stock that are generally subject to repurchase at the original issuance price upon termination of services prior to vesting. These repurchase terms are considered to be a forfeiture provision and do not result in mark-to-market accounting each reporting period. The Company has also granted options that provide certain option holders the right to exercise unvested options for shares of restricted stock. RSAs and restricted shares issued upon early exercise of stock are legally issued and outstanding, but are only deemed outstanding for basic earnings per share computation purposes upon the lapse of the Company’s right of repurchase. Cash received from option holders for exercise of unvested options is treated as a refundable deposit shown as a liability on the accompanying Consolidated Balance Sheets, and reclassified to Stockholders’ Equity (Deficit) as the Company’s repurchase right lapses.
A summary of the Company’s restricted stock and early-exercised stock options subject to repurchase activity is as follows:

(in thousands except for weighted average grant date fair value)	Shares	Weighted- average grant date fair value	Aggregate intrinsic value
Non-vested shares at December 31, 2011	644	$2.44	$711
Vested	(212)
Non-vested shares at December 31, 2012	432	2.44	5,274
Granted	430	16.19	6,962
Vested	(375)
Non-vested shares at December 31, 2013	487	11.03	7,628
Vested	(470)
Non-vested shares at December 31, 2014	17	$6.30	$1,017
The total fair value of restricted stock and early exercised stock options subject to repurchase vested in the year ended December 31, 2014, 2013, and 2012 was $11.2 million, $6.1 million, and $2.9 million, respectively. As of December 31, 2014, the early exercised stock options were fully vested, and the amount of unearned stock-based compensation related to unvested restricted stock was $0.1 million, with a weighted average remaining vesting term of 0.1 years.
In December 2011, the Company granted 433,500 shares of restricted stock and 210,000 stock options at an exercise price of $1.52 per share to two consultants in accordance with the terms of their service agreements, subject to monthly vesting over a three-year service period and a two-year service period, respectively.
RSU activity
The Company has granted RSUs pursuant to the EIP. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Typically, vesting of RSUs is subject to the employee’s continuing service to the Company on the vesting date. The cost of these awards is determined using the fair value of the Company’s common stock on the date of grant, and compensation is recognized on a straight-line basis over the requisite vesting period. The Company has also issued RSUs with both a market condition and a service condition.  The Company estimates the fair value of these market-based RSUs using a Monte Carlo valuation model on the date of grant.

The following table summarizes the activities of the Company’s RSUs:

(in thousands except for weighted average grant date fair value)	Shares	Weighted- average grant date fair value
Non-vested shares at December 31, 2013 and 2012	270	$1.52
Granted	5,573	$22.01
Vested	(1,533)	$18.42
Forfeited	(3)	$57.73
Non-vested shares at December 31, 2014	4,307	$21.98
There were no RSUs awarded during the years ended December 31, 2012 and 2013. As of December 31, 2014, the amount of unearned stock-based compensation estimated to be expensed with respect to RSUs was $94.7 million, and the weighted average remaining vesting term was 2.9 years. The total fair value of RSUs vested during the year ended December 31, 2014 was $28.2 million.
In June of 2014, the Company issued 4,500,000 RSU's to the Chief Executive Officer (CEO RSUs) which included 1,500,000 RSUs that vested immediately upon grant. The balance as of December 31, 2014 included the remaining 3,000,000 unvested RSUs that vest subject to performance criteria set by the Compensation Committee as well as with continued service over a three-year period.
Fair value disclosures
The Company measures compensation expense for all stock-based payment awards, including stock options, RSUs, and RSAs granted to employees and purchases under the Company's ESPP, based on the estimated fair values on the date of the grant. The fair value of stock options granted and purchases under the Company's ESPP is estimated using the Black-Scholes option pricing model.
The Black-Scholes option pricing model requires the following major inputs:
Fair value of common stock. The Company uses the closing price of the Company's common stock on the date of grant. Prior to the Company's IPO which completed in July 2014, the fair value of its common stock was determined by its board of directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of the common stock underlying those options on the date of grant. The valuations of the Company's common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Upon completion of the Company's initial public offering in July 2014, its Class A common stock was valued by reference to its publicly traded price.
Expected volatility. Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. The Company estimates the expected volatility of its stock options at their grant date by taking the average historical volatility of a group of comparable publicly traded companies over a period equal to the expected life of the options.
Expected term. Expected term represents the period over which the Company anticipates stock-based awards to be outstanding. As the Company has undergone significant operational and structural changes, the historical exercise data do not provide a reasonable basis upon which to estimate expected life. As a result, the Company used the simplified method, as provided under Staff Accounting Bulletin Topic 14.D, “Share-Based Payment,” to calculate the expected term estimate based on the options’ vesting term and contractual terms. Under the simplified method, the expected life is equal to the average of the stock-based award’s weighted average vesting period and its contractual term.
Risk-free interest rate. The risk-free interest rate is the estimated average interest rate based on U.S. Treasury zero-coupon notes with terms consistent with the expected life of the awards.
Expected dividends. Since the Company does not anticipate paying any recurring cash dividends in the foreseeable future, it uses an expected dividend yield of 0% in stock option valuation models.

The fair value of stock options granted was estimated as of the grant date using the assumptions listed in the following table:

	Years ended December 31,
	2014	2013	2012
Volatility	54%–56%	56%–60%	56%–60%
Expected term (years)	5.3–6.3	5.3–6.1	5.1–6.1
Risk-free interest rate	1.7%–2.0%	0.8%–2.4%	0.8%–2.4%
Dividend yield	—%	—%	—%
Expected forfeiture rate	4%–6%	6%	5%-7%
Weighted average fair value	$11.51	$8.45	$5.08
To estimate the fair value of the CEO RSUs subject to a market condition that were granted during the year ended December 31, 2014, the Company used a Monte Carlo valuation model with the following assumptions:

Expected volatility	50.9%
Expected term (years)	10
Risk-free interest rate	2.69%
Dividend yield	—%
Grant date fair value of underlying shares	$18.40
The following assumptions were used to calculate the fair value of stock purchase rights granted under the Company's ESPP during the year ended December 31, 2014:

Volatility	45.5%
Expected term (years)	0.6
Risk-free interest rate	0.1%
Dividend yield	—%
Expected forfeiture rate	4%-6%
Stock-based compensation expense
The following table summarizes stock-based compensation expense related to stock options, restricted stock and RSUs for the three years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
(in thousands)	2014	2013	2012
Stock-based compensation expense by type of award
Stock options	$17,450	$8,468	$8,165
RSUs	41,412	—	—
RSAs	10,833	2,419	991
ESPP	1,704	—	—
Total stock-based compensation expense	$71,399	$10,887	$9,156

The following table summarizes stock-based compensation expense as reported in the Company’s accompanying Consolidated Statements of Operations:

	Years ended December 31,
(in thousands)	2014	2013	2012
Cost of revenue	$835	$690	$333
Research and development	11,640	3,003	1,452
Sales and marketing	10,428	5,670	6,335
General and administrative	48,496	1,524	1,036
Total stock-based compensation expense	71,399	10,887	9,156
Total tax benefit recognized	(19,471)	(1,104)	(1,091)
Decrease in net income	$51,928	$9,783	$8,065
Stock-based compensation expense related to the CEO RSUs for the year ended December 31, 2014 was $38.3 million and was included in general and administrative expense in the accompanying Consolidated Statement of Operations.
In October 2013, the Company issued 430,000 shares of restricted stock to two founders of an acquired company, of which 322,500 were subject to monthly vesting over a three-year service period. During the year ended December 31, 2014, vesting was accelerated for 195,740 shares of these shares due to the termination of one of the founders, per the terms of the original award agreements. The Company recorded a charge of $3.2 million to research and development in the accompanying Consolidated Statement of Operations.
Stock option modifications
During the year ended December 31, 2012, the Company modified options to purchase 250,000 shares of common stock of three employees to accelerate vesting and extend the time allowed to exercise the stock options in conjunction with termination of employment. The Company recorded a charge of $1.1 million related to the modification of these awards, of which $1.0 million was recorded to sales and marketing expense and the remaining amounts to research and development and general and administrative expenses based on the employees’ functional role within the Company.
Compensation cost recognized upon employee sale of shares to the Chief Executive Officer (CEO)
In December 2012, eight employees sold 760,500 shares of their common stock for $13.0 million to the Company’s CEO. The stock was sold at $17.08 per share, which was greater than the determined fair value of the common stock at the time of sale. The fair value was determined by the Board, based on the Company’s development and sales efforts, revenue growth, independent third-party valuations and additional objective and subjective factors relating to the Company’s business. The Company determined that the amount paid by the Company’s CEO exceeded the estimated fair value of these shares by $2.6 million and concluded that the value transferred to employees in excess of the fair value of shares sold was additional compensation to the selling employees. As a result, the Company recorded compensation expense of $2.6 million, of which $0.3 million was recorded to research and development, $1.7 million was recorded to sales and marketing and $0.6 million was recorded to general and administrative expense in the accompanying Consolidated Statements of Operations. Of the 760,500 shares sold, the Company's CEO purchased 240,000 shares from two employees who are family members of the Company’s CEO.

8.    Net income per share attributable to common stockholders
Basic and diluted net income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Prior to the IPO and their conversion, the Company considered its redeemable convertible preferred stock to be participating securities. In addition, the Company considers shares issued upon the early exercise of options subject to repurchase and non-vested restricted shares to be participating securities, as the holders of these shares have a nonforfeitable right to dividends.
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

The following table presents the calculations of basic and diluted net income per share attributable to common stockholders:

	Year ended December 31,
(in thousands, except per share amounts)	2014		2013	2012
	Class A	Class B	Common	Common
Numerator:
Allocation of net income	$16,647	$111,441	$60,578	$32,262
Less: common stock distributed earnings	—	—	—	(84,828)
Less: preferred stock distributed earnings, including accumulated accretion	—	—	—	(26,927)
Less: unvested early exercised options and restricted stock distributed earnings	—	—	—	(454)
Less: undistributed earnings allocable to:
holders of preferred stock	(2,102)	(14,067)	(16,521)	—
holders of unvested early exercised options and restricted stock	(45)	(298)	(206)	—
Undistributed net income (loss) attributable to common stockholders—basic	$14,500	$97,076	$43,851	$(79,947)
Add: adjustments to net income for dilutive securities allocable to:
holders of preferred stock	2,229	1,940	2,281	—
holders of unvested early exercised options and restricted stock	48	41	28	—
Reallocation of undistributed earnings as a result of conversion of Class B to Class A	97,076	—	—	—
Reallocation of undistributed earnings to Class B shares	—	2,237	—	—
Undistributed net income (loss) attributable to common stockholders—diluted	$113,853	$101,294	$46,160	$(79,947)
Distributed earnings to common stockholders	$—	$—	$—	84,828
Denominator:
Weighted-average common shares—basic	13,575	90,878	81,018	74,226
Conversion of Class B to Class A common stock outstanding	90,878	—	—	—
Effect of potentially dilutive securities:
Stock options and RSUs	19,177	19,115	17,923	—
Weighted-average common shares—diluted	123,630	109,993	98,941	74,226
Net income per share attributable to common stockholders:
Distributed earnings—basic	$—	$—	$—	$1.15
Undistributed earnings—basic	$1.07	$1.07	$0.54	$(1.08)
Basic net income per share	$1.07	$1.07	$0.54	$0.07
Distributed earnings—diluted	$—	$—	$—	$1.15
Undistributed earnings—diluted	$0.92	$0.92	$0.47	$(1.08)
Diluted net income per share	$0.92	$0.92	$0.47	$0.07

The following potentially dilutive shares of common stock subject to options, unvested stock awards and redeemable convertible preferred stock were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
(in thousands)	2014	2013	2012
Series A redeemable convertible preferred stock	15,136	30,523	30,523
Stock options	360	1,409	24,402
Restricted stock awards and RSUs	425	380	432
	15,921	32,312	55,357
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
As of December 31, 2013, $114.0 million of the term loan was outstanding and the remaining unamortized discount was $0.4 million. The effective interest rate on the term loan was 3.79% on December 31, 2013. The interest rate was based on the 6-month adjusted LIBOR (London Interbank Offered Rate) plus 2.5%. Mandatory additional principal prepayments could have been required based on excess cash flows of the Company. The Company’s excess cash flows, as defined in the credit facility, for 2013 triggered a contractual principal prepayment obligation of $48.5 million, which has been classified as a current liability as of December 31, 2013. Concurrent with the close of the IPO in July 2014, the Company repaid, in full, the term loan outstanding of $108.0 million, and recorded the remaining deferred issuance costs and debt discount of $0.6 million related to the term loan as interest expense.
The revolving credit facility contractually matured on December 21, 2016. As of December 31, 2013, zero of the revolving credit facility had been drawn down and $20.0 million was committed to a standby letter of credit. In April 2014, the $20.0 million standby letter of credit was terminated. In August 2014, the Company terminated the revolving credit facility and recorded the remaining deferred issuance costs of $0.5 million related to the revolving credit facility as interest expense.
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

10.    Income taxes
Income before income tax consisted of the following:

	Years ended December 31,
(in thousands)	2014	2013	2012
Domestic	$114,937	$57,251	$38,714
Foreign	66,038	34,078	14,496
	$180,975	$91,329	$53,210
Income tax expense consisted of the following:

	Years ended December 31,
(in thousands)	2014	2013	2012
Current:
Federal	$55,846	$28,856	$19,984
State	6,075	1,634	(493)
Foreign	8,219	8,058	3,578
Total current	70,140	38,548	23,069
Deferred:
Federal	(13,551)	(7,268)	(2,247)
State	(3,369)	(861)	126
Foreign	(333)	332	—
Total deferred	(17,253)	(7,797)	(2,121)
Income tax expense	$52,887	$30,751	$20,948
Undistributed earnings of $96.2 million of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred the Company would be subject to additional U.S. income taxes (subject to adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practical.
Income tax expense reconciles to the amount computed by applying the federal statutory rate (35%) to income before income taxes as follows:

	Years ended December 31,
	2014		2013		2012
(in thousands, except percentage)	$	%	$	%	$	%
Reconciliation to statutory rate:
Tax at federal statutory rate	$63,341	35.0%	$31,965	35.0%	$18,623	35.0%
State taxes, net of federal benefit	4,911	2.7	2,344	2.6	1,384	2.6
Impact of foreign operations	(13,305)	(7.4)	(113)	(0.1)	(211)	(0.4)
Stock-based compensation	8,050	4.4	2,982	3.3	1,385	2.6
Tax credits	(10,616)	(5.9)	(5,637)	(6.2)	(415)	(0.8)
Other	506	0.4	(790)	(0.9)	182	0.4
	$52,887	29.2%	$30,751	33.7%	$20,948	39.4%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2014	2013
Components of deferred tax assets and liabilities
Deferred tax assets:
Net operating loss carryforwards	$—	$252
Tax credit carryforwards	2,347	—
Stock-based compensation	9,950	3,475
Accruals and reserves	23,950	15,463
Total deferred tax assets	$36,247	$19,190
Deferred tax liabilities:
Depreciation and amortization	$(3,418)	$(3,063)
Intangible assets	—	(550)
Total deferred tax liabilities	(3,418)	(3,613)
Net deferred tax assets	$32,829	$15,577
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the U.S. cumulative net profits in prior periods, the Company believes it is more likely than not that deferred tax assets will be realized.
As of December 31, 2014, the Company’s federal and state net operating loss carryforwards for income tax purposes were $0.4 million and $10.1 million, respectively, and state tax credit carryforwards were approximately $6.2 million. All of the Company's federal and state loss carryforwards and $2.6 million of the state tax credit carryforwards will be recorded to additional paid-in capital when realized. If not utilized, the federal and state losses will begin to expire from 2019 to 2034, while the state tax credits may be carried forward indefinitely. If certain substantial changes in the entity's ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.
On December 19, 2014, The Tax Increase Prevention Act of 2014 was signed into law, which retroactively reinstated the federal research tax credit provisions from January 1, 2014 through December 31, 2014. As a result, the Company recognized an income tax benefit of $6.6 million for federal research and development tax credits.
Uncertain income tax positions
The Company has adopted ASC 740-10 “Accounting for Uncertainty in Income Taxes.” ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in the Company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company’s total amounts of gross unrecognized tax benefits as of December 31, 2014 was $16.6 million, which represented an increase in unrecognized tax benefits by $6.7 million during 2014. If recognized, $15.5 million of these unrecognized tax benefits (net of federal benefit) would be recorded as a reduction of future income tax provision for the year ending December 31, 2014.
A reconciliation of the beginning and ending amount of the unrecognized income tax benefits during the years ended December 31, 2014 and 2013 are as follows:

	December 31,
(in thousands)	2014	2013	2012
Gross balance at January 1	$9,898	$4,439	$966
Gross increase related to current year tax positions	6,401	5,280	3,473
Gross increase related to prior year tax positions	259	179	—
	$16,558	$9,898	$4,439
The Company’s policy is to account for interest and penalties as income tax expense. As of the December 31, 2014, the Company had accrued interest and penalties of approximately $0.2 million related to unrecognized tax benefits. There was no accrued interest or penalties as of December 31, 2013 and 2012.
It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. However, the range of the reasonably possible change cannot be reliably estimated.
The Company files income tax returns in the U.S. and certain non-U.S. jurisdictions. The Company is subject to U.S. federal income tax examination for calendar tax years ending 2012 through 2014, from 2010 through 2014 for state tax purposes, from 2013 through 2014 for Hong Kong and 2014 for the Netherlands. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes.
The Company is currently under examination by the California Franchise Tax Board for the 2011 and 2012 tax years. At this time, the Company is not able to estimate the potential impact that the examination may have on income tax expense. If the examination is resolved unfavorably, it may have a material negative impact on the Company's results of operations. During 2014, the Company completed an audit by the Internal Revenue Service for the 2011 tax year which included a partial year S corporation and partial year C corporation return. The resolution of this examination did not have a material impact on income tax expense.
11.    Related parties
Beginning in fiscal year 2013, the Company entered into agreements for certain contract manufacturing and engineering services with a company affiliated with one of its investors. During the years ended December 31, 2014 and 2013, the Company made payments of $12.2 million and $3.6 million, respectively, for services rendered. As of December 31, 2014 and 2013, the Company had accounts payable associated with this vendor of $0.1 million and $3.9 million, respectively.
In the second quarter of 2013, the Company settled an outstanding legal matter with one of the CEO’s family members for $0.2 million.
In the second quarter of 2013, the Company loaned one of its executive officers $150,000 pursuant to a demand payment loan that did not bear interest, which was fully repaid in March 2014.
In the third quarter of 2013, the Company entered into an agreement with a company affiliated with the son of one of the members of the Board to acquire certain naming rights to a sprint kart race track. As consideration for these naming rights, the Company will pay a total of $0.5 million in installments beginning in October 2013 over the naming rights period. In addition to the fee, the Company will also provide the company with 100 GoPro capture devices at no cost each year during the term of the agreement, which is three years. As of December 31, 2014, the Company has paid $0.3 million related to this agreement.
During the years ended December 31, 2014 and 2013, the Company incurred and expensed chartered aircraft fees for the use of the CEO’s private plane, for which $0.5 million was paid during the year ended December 31, 2014 and $0.4 million was accrued as of December 31, 2014.
In May 2014, the Company amended the outstanding stock options granted to the former Chief Financial Officer to facilitate the net exercise of those options and subsequently repurchased 41,154 shares of common stock from the former Chief Financial Officer’s estate at a purchase price of $18.40 per share.

In June 2014, the CEO purchased seven automobiles from the Company for a total purchase price of $0.3 million, which was equal to the deemed fair value of the automobiles purchased.
12.    Commitments, contingencies and guarantees
The following table summarizes the Company’s contractual commitments as of December 31, 2014:

(in thousands)	Total	1 year (fiscal 2015)	2-3 years (fiscal 2016 and 2017	4-5 years (fiscal 2018 and 2019)	More than 5 years (beyond fiscal 2019)
Operating leases(1)	$37,557	$9,698	$18,644	$9,215	$—
Sponsorship commitments(2)	13,858	8,743	5,115	—	—
Other contractual commitments(3)	7,395	2,899	4,496	—	—
Capital equipment purchase commitments(4)	16,021	16,021	—	—	—
Total contractual cash obligations	$74,831	$37,361	$28,255	$9,215	$—

(1)
The Company leases its facilities under long-term operating leases, which expire at various dates through May 2019. The lease agreements frequently include leasehold improvement incentives, escalating lease payments, renewal provisions and other provisions which require the Company to pay taxes, insurance, maintenance costs or defined rent increases.

(2)	The Company sponsors sporting events, resorts and athletes as part of its marketing efforts. In many cases, the Company enters into multi-year agreements with event organizers, resorts and athletes.

(3)	In 2013, the Company purchased software licenses and engaged outside consultants to assist with upgrading or implementing its financial and IT systems, which require payments over multiple years.

(4)
The Company enters into contracts to acquire equipment for tooling and molds as part of its manufacturing operations. In addition, the Company incurs purchase commitments related to the manufacturing of its POP displays by third parties.

Rent expense for the years ended December 31, 2014, 2013 and 2012 was $7.3 million, $3.9 million, and $1.9 million, respectively.
Legal proceedings
From time to time, the Company is involved in legal proceedings in the ordinary course of business. The Company believes that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on the results of operations, financial condition or cash flows of the Company.
Indemnifications
The Company has entered into indemnification agreements with its directors and executive officers which requires it to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. To date, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

Product warranty
As of December 31, 2014, $6.0 million of the warranty liability was recorded as an element of accrued liabilities and $0.4 million was recorded as an element of other long-term liabilities.
The following table summarizes the warranty liability activity:

	Years ended December 31,
(in thousands)	2014	2013	2012
Beginning balances	$3,870	$1,937	$589
Charged to cost of revenue	10,268	7,380	2,821
Settlements of warranty claims	(7,733)	(5,447)	(1,473)
Ending balances	$6,405	$3,870	$1,937
13.    Employee retirement plan
The Company has a 401(k) defined contribution retirement plan (Retirement Plan) covering U.S. full-time employees. The Retirement Plan provides for voluntary employee contributions from 1% to 86% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines.
In March 2014, the Company modified its Retirement Plan to include an employer matching contribution. The matching contribution was retroactive to January 1, 2014. The matching contribution from the Company is equal to the employee’s 401(k) deferral up to 4% of their 401(k) eligible compensation per pay period.

14.    Concentrations of risk and segment information
Segment information
The Company operates as one operating segment as it reports financial information on an aggregate and consolidated basis to its CEO, who is the Company's chief operating decision maker.
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
As of December 31, 2014 and 2013, the Company had the following customers who represented 10% or more of its net accounts receivable balance:

	Years ended December 31,
	2014	2013
A (distributor)	17%	14%
B (retailer)	14%	*
C (retailer)	11%	11%
D (retailer)	*	21%
During the years ended December 31, 2014 and 2013, the Company sold accounts receivables, without recourse, of $250.4 million and $71.1 million, respectively, from a customer to a third-party banking institution. Factoring fees of $2.1 million and $0.6 million during the years ended December 31, 2014 and 2013, respectively, related to the sale of trade accounts receivable were included in other expense, net.
The Company had one customer with revenue equal to or greater than 10% of total revenue for the years ended December 31, 2014, 2013, and 2012, as shown in the table below:

	Years ended December 31,
	2014	2013	2012
A (retailer)	20%	17%	15%

*	Less than 10% of total revenue for the period indicated
Supplier concentration
The Company relies on third parties for the supply and manufacture of its capture devices. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all.
The Company also relies on third parties with whom it outsources supply chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. The Company cannot provide assurance that these parties will perform their obligations per the contractual terms or that any cost savings, or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with the Company or otherwise fails to perform their obligations in a timely manner, the Company’s financial results may be adversely affected.

Geographic and other information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Year ended December 31,
(in thousands)	2014	2013	2012
Americas	$890,352	$557,285	$314,135
Europe, Middle East and Africa (EMEA)	371,197	322,226	161,193
Asia and Pacific area countries (APAC)	132,656	106,226	50,688
	$1,394,205	$985,737	$526,016
Revenue in the United States, which is included in the Americas geographic region, was $796.0 million, $498.5 million and $278.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, the Company reclassified four countries it had previously included in the APAC geographical region to now be included in the EMEA geographical region. This caused $19.3 million, $10.6 million and $3.6 million of revenue to be reclassified from the APAC region to the EMEA region.
As of December 31, 2014 and 2013 long-lived assets, which represent property and equipment, located outside the United States, primarily China, were $25.4 million and $6.0 million, respectively.
The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
15.    Acquisitions
On October 18, 2013, the Company completed the acquisition of 100% of the shares of General Things, a leading digital design and software studio based in San Francisco, California for aggregate acquisition consideration of $17.0 million, comprised of $10.0 million of cash and $7.0 million related to 430,000 shares of the Company’s common stock. The cash consideration includes retention bonuses of $1.7 million and the shares of the Company’s common stock includes 322,500 unvested stock awards. The acquisition is expected to advance the Company’s business back-end and consumer-facing web development.
Of the aggregate acquisition consideration, approximately $10.1 million was determined to be the accounting purchase price attributable to the portion of cash and common stock for which there is no remaining requisite service period. The Company expects to record $6.9 million as compensation expense over the requisite service periods following the acquisition.
The Company also recorded acquisition-related transaction costs of $0.3 million, which were included in general and administrative expenses during the year ended December 31, 2013.
The Company has calculated the fair value of the tangible and intangible assets acquired to allocate the purchase price as of the acquisition date. The excess of purchase price over the aggregate fair values was recognized as goodwill. The purchase price of the transaction was allocated as follows:

(in thousands)	Estimated useful life (in years)	Purchase price
Purchased intangible asset:
Noncompete agreements	2	$161
Goodwill (non-tax deductible)		9,862
Other assets and liabilities acquired, net of cash		84
Total assets acquired		$10,107
The fair value of the intangible asset was determined using the income approach with significant inputs that are not observable in the market. Key assumptions included expected future cash flows and discount rates consistent with the assessment of risk. The purchased intangible asset will be amortized using a straight-line amortization method over its estimated useful lives. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets were the synergies in products that can be leveraged by the Company and the acquisition of an assembled workforce of experienced software engineers.
The results of operations of General Things are included in the accompanying Consolidated Statements of Operations from the date of acquisition. Pro forma results of operations for the General Things acquisition have not been presented because they are not material to the Company’s consolidated financial statements.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, recognizes that our disclosure controls or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B. Other Information
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required for this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2014 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2014.

Item 11. Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2014.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2014.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2014.
Item 14. Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2014 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2014.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Financial Statements
The financial statements filed as part of this report are listed in the “Index to Financial Statements” under Part II, Item 8 of this report.

2.	Financial Statement Schedules
All schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8.

3.	Exhibits
See Exhibit Index following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized, in the City of San Mateo, California, on the 19th day of February, 2015.

GOPRO, INC.
By:	/s/ Nicholas Woodman
Nicholas Woodman
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Nicholas Woodman and Jack Lazar, and each of them, as his true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date
By:	/s/ Nicholas Woodman	Chief Executive Officer and Chairman	February 19, 2015
	Nicholas Woodman	(Principal Executive Officer)

By:	/s/ Jack Lazar	Chief Financial Officer	February 19, 2015
	Jack Lazar	(Principal Financial and Accounting Officer)

By:	/s/ Michael Marks	Director	February 19, 2015
Michael Marks

By:	/s/ Peter Gotcher	Director	February 19, 2015
Peter Gotcher

By:	/s/ Edward Gilhuly	Director	February 19, 2015
Edward Gilhuly

By:	/s/ Kenneth Goldman	Director	February 19, 2015
Kenneth Goldman

By:	/s/ Anthony Bates	Director	February 19, 2015
Anthony Bates

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Restated Certificate of Incorporation of the Registrant.	S-1	333-200038	3.01	November 10, 2014
3.02	Amended and Restated Bylaws of the Registrant.	S-1	333-200038	3.02	November 10, 2014
4.01	Form of Registrant’s Class A common stock certificate.	S-1	333-196083	4.01	May 19, 2014
4.02	Investors’ Rights Agreement, dated as of February 25, 2011, by and among the Registrant and certain investors, as amended.	S-1	333-196083	4.02	May 19, 2014
10.01*	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-196083	10.01	May 19, 2014
10.02*	2010 Equity Incentive Plan, as amended, and form of stock option agreement and restricted stock unit agreement.	S-1	333-196083	10.02	May 19, 2014
10.03*	2014 Equity Incentive Plan and forms thereunder.	S-1	333-196083	10.03	June 11, 2014
10.04*	2014 Employee Stock Purchase Plan and forms thereunder.	S-1	333-196083	10.04	June 11, 2014
10.05*	Offer Letter to Nina Richardson from the Registrant, dated February 8, 2013.	S-1	333-196083	10.05	May 19, 2014
10.06*	Offer Letter to Jack Lazar from the Registrant, dated January 17, 2014.	S-1	333-196083	10.07	May 19, 2014
10.07*	Offer Letter to Sharon Zezima from the Registrant, dated August 23, 2013.	S-1	333-196083	10.08	May 19, 2014
10.08*	Amended and Restated Offer Letter to Anthony Bates from the Registrant, effective as of October 23, 2014.	S-1	333-200038	10.16	November 10, 2014
10.09*	Form of Change in Control Severance Agreement.	S-1	333-196083	10.09	May 19, 2014
10.10*	Amended and Restated Change in Control Severance Agreement dated June 8, 2014, by and between Jack Lazar and the Registrant.	S-1	333-196083	10.1	June 11, 2014
10.11	Contribution Agreement dated December 28, 2011 by and between Nicholas Woodman and the Registrant.	S-1	333-196083	10.11	May 19, 2014
10.12	Office Lease Agreement, dated as of November 1, 2011, by and between Locon San Mateo, LLC and the Registrant, as amended, and other leases for the Registrant’s headquarters.	S-1	333-196083	10.12	May 19, 2014
10.13†	Design, Manufacturing and Supply Agreement, dated as of August 18, 2011, by and between Chicony Electronics Co. Ltd. and the Registrant.	S-1	333-196083	10.14	May 19, 2014
10.14*	Employment Letter to Nicholas Woodman from the Registrant, dated June 2, 2014.	S-1	333-196083	10.16	June 11, 2014
10.15*	Amended and Restated Change in Control Severance Agreement dated June 8, 2014 by and between Nina Richardson and the Registrant.	S-1	333-196083	10.18	June 11, 2014
21.01	List of Subsidiaries					X
23.01	Consent of Independent Registered Public Accounting Firm					X
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.01	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.02‡	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*    Indicates a management contract or compensatory plan.
†    Portions of this exhibit have been granted confidential treatment by the SEC.
‡    As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the SEC and are not incorporated by reference in any filing of GoPro, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.