Form 10-Q
period 2015-03-31
GoPro, Inc.
filed 2015-04-29
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015, there were 89,404,158 shares of the Registrant’s Class A common stock outstanding and 44,613,243 shares of the Registrant’s Class B common stock outstanding.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$323,165	$319,929
Marketable securities	168,741	102,327
Accounts receivable, net	105,970	183,992
Inventory	164,044	153,026
Prepaid expenses and other current assets	60,334	63,769
Total current assets	822,254	823,043
Property and equipment, net	43,890	41,556
Intangible assets and goodwill	24,874	17,032
Other long-term assets	39,616	36,060
Total assets	$930,634	$917,691

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$91,919	$126,240
Accrued liabilities	103,350	115,775
Deferred revenue	12,327	14,022
Income taxes payable	2,940	2,732
Total current liabilities	210,536	258,769
Other long-term liabilities	18,378	17,718
Total liabilities	228,914	276,487

Commitments, contingencies and guarantees (see Note 9)

Stockholders’ equity:
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 89,404 and 52,091 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively; 150,000 Class B shares authorized, 44,613 and 77,023 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	576,764	533,000
Retained earnings	124,956	108,204
Total stockholders’ equity	701,720	641,204
Total liabilities and stockholders’ equity	$930,634	$917,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended
(in thousands, except per share data)	March 31, 2015	March 31, 2014

Revenue	$363,109	$235,716
Cost of revenue	199,376	139,202
Gross profit	163,733	96,514
Operating expenses:
Research and development	49,437	28,739
Sales and marketing	56,369	41,341
General and administrative	35,659	9,878
Total operating expenses	141,465	79,958
Operating income	22,268	16,556
Other expense, net	(2,244)	(1,625)
Income before income taxes	20,024	14,931
Income tax expense	3,272	3,882
Net income	$16,752	$11,049

Less: net income allocable to participating securities	—	3,040
Net income attributable to common stockholders—basic	$16,752	$8,009
Add: net income allocable to dilutive participating securities	—	443
Net income attributable to common stockholders—diluted	$16,752	$8,452

Net income per share attributable to common stockholders:
Basic	$0.13	$0.10
Diluted	$0.11	$0.08
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	132,278	81,582
Diluted	148,573	100,783
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014

Operating activities:
Net income	$16,752	$11,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,369	3,811
Stock-based compensation	26,501	4,037
Foreign currency remeasurement and transaction losses	2,190	—
Deferred taxes	(1,590)	(330)
Other	639	247
Changes in operating assets and liabilities:
Accounts receivable, net	77,684	75,359
Inventory	(11,017)	21,807
Prepaids and other assets	1,451	1,068
Accounts payable and other liabilities	(50,017)	(97,042)
Deferred revenue	(1,695)	908
Net cash provided by operating activities	66,267	20,914

Investing activities:
Purchases of property and equipment	(5,207)	(4,701)
Purchases of marketable securities	(79,368)	—
Sales and maturities of marketable securities	12,503	—
Business acquisitions	(5,100)	(3,200)
Net cash used in investing activities	(77,172)	(7,901)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	12,325	522
Taxes paid related to net share settlement of equity awards	(1,321)	—
Excess tax benefit from stock-based compensation	6,067	69
Payment of deferred public offering costs	(903)	(799)
Repayment of debt	—	(3,000)
Net cash provided by (used in) financing activities	16,168	(3,208)
Effect of exchange rate changes on cash and cash equivalents	(2,027)	—
Net increase in cash and cash equivalents	3,236	9,805
Cash and cash equivalents at beginning of period	319,929	101,410
Cash and cash equivalents at end of period	$323,165	$111,215
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business overview
GoPro, Inc. (GoPro or the Company) produces mountable and wearable cameras and accessories, which the Company refers to as capture devices. Additionally, GoPro develops and provides desktop editing software and mobile applications for free to consumers. The Company’s capture devices are sold globally through retailers, wholesale distributors and on the Company’s website. The Company has wholly-owned subsidiaries in Hong Kong, Germany, the Netherlands, and the Cayman Islands. The Company’s corporate headquarters are located in San Mateo, California with additional operational support offices in Hong Kong, the Netherlands, and Shenzhen, China.

2. Basis of presentation and summary of significant accounting policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and in accordance with the interim period reporting requirements of Form 10-Q. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of the Company's financial condition, results of operations, and cash flows for the periods presented, but are not necessarily indicative of the results expected for the full fiscal year or any other future period. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.  This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2014. There have been no significant changes in the Company’s accounting policies from those disclosed in the footnotes to the audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2014.
Principles of consolidation
These consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to GoPro, Inc. and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions in several areas, including those related to: the collectability of accounts receivable, stock-based compensation, inventory valuation, warranty liabilities, revenue recognition and related estimates (including sales returns, web-based sale deliveries at period-end, implied post contract support, and marketing allowances), the valuation and useful lives of intangible assets and property and equipment, the valuation of deferred income tax assets, and uncertain tax positions. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
Comprehensive income
For all periods presented, comprehensive income equaled net income. Therefore, the condensed consolidated statements of comprehensive income have been omitted from the condensed consolidated financial statements.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products are transferred to customers. ASU 2014-09 becomes effective for the Company on January 1, 2017. Early application is not permitted. In April 2015, the FASB proposed a one-year deferral of the effective date of the new revenue standard. If approved, the new standard will become effective for the Company on January 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements.
Correction of error
During the preparation of the condensed consolidated financial statements for the period ended June 30, 2014, the Company determined that within the consolidated statement of cash flows previously disclosed for the quarter ended March 31, 2014, net cash provided by operating activities was understated by $3.2 million and net cash used for investing activities was understated by the same amount. The Company has properly presented its condensed consolidated statement of cash flows for the three months ended March 31, 2014 and determined that this revision is not material to prior periods.
Prior Period Reclassifications
Reclassifications of certain prior period amounts in the condensed consolidated financial statements have been made to conform to the current period presentation.

3. Balance sheet components
Inventory
Inventory consisted of the following:

(in thousands)	March 31, 2015	December 31, 2014
Components	$3,301	$4,324
Finished goods	160,743	148,702
Total inventory	$164,044	$153,026
Property and equipment, net
Property and equipment, net consisted of the following:

(in thousands)	Useful life (in years)	March 31, 2015	December 31, 2014
Leasehold improvements	3–7	$23,037	$22,787
Computers, software, equipment and furniture	2–4	27,420	24,636
Tooling	1–4	17,639	16,159
Construction in progress		6,037	3,944
Tradeshow equipment and other	2-5	3,864	3,830
Gross property and equipment		77,997	71,356
Less: Accumulated depreciation and amortization		(34,107)	(29,800)
Property and equipment, net		$43,890	$41,556

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Acquired intangible assets and goodwill
Intangible assets and goodwill increased from $17.0 million at December 31, 2014 to $24.9 million at March 31, 2015 due to the acquisition of a development-stage company in March 2015, which was accounted for as a business combination. The intangible assets acquired were recorded as in-process research and development. The acquisition did not have an impact on the Company’s condensed consolidated statements of operations. There were no impairments to intangible assets and goodwill during the three months ended March 31, 2015.

4. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	March 31, 2015			December 31, 2014
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$16,618	$—	$16,618	$80,968	$—	$80,968
Corporate debt securities	—	—	—	—	2,000	2,000
Total cash equivalents	$16,618	$—	$16,618	$80,968	$2,000	$82,968
Marketable securities:
U.S. treasury securities	$2,498	$—	$2,498	$1,994	$—	$1,994
U.S. agency securities	—	15,287	15,287	—	7,020	7,020
Commercial paper	—	3,697	3,697	—	2,497	2,497
Corporate debt securities	—	147,259	147,259	—	90,816	90,816
Total marketable securities	$2,498	$166,243	$168,741	$1,994	$100,333	$102,327
The Company classifies its cash equivalents and marketable securities as Level 1 or Level 2 within the fair value hierarchy. The fair value of Level 1 financial instruments, which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of Level 2 financial instruments is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company's procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from the Company's pricing service against fair values obtained from other independent sources. At March 31, 2015 and December 31, 2014, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
During the three months ended March 31, 2015, the Company had no transfers of financial assets between levels. At March 31, 2015, $126.5 million of the Company's marketable securities had a contractual maturity of one year or less and $42.2 million had a contractual maturity of one to two years.

5. Stock-based compensation
Equity incentive plans
The Company has issued equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan), and the Employee Stock Purchase Plan (ESPP).
The 2014 Plan serves as the successor to the 2010 Plan and provides for the granting of incentive and nonqualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs), stock appreciation rights, stock bonus awards, and performance awards to employees, non-employee directors, and consultants. No shares have been issued under the 2010 Plan since June 2014. Options granted under the 2014 Plan generally expire within 10 years from the date of grant and generally vest over four years. Options with performance or market-based conditions are generally subject to a required service period along with the performance or market condition. RSUs granted under the 2014 Plan generally vest either annually or quarterly over three or four years based upon on continued service. The ESPP allows eligible employees to purchase shares of the Company's Class A common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. For additional information regarding the Company's equity incentive plans, please refer to the footnotes to the audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2014.
Stock option activity
A summary of the Company’s stock option activity and related information is as follows:

	Options outstanding
(shares in thousands)	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Total intrinsic value of exercises (in thousands)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2014:	25,134	$6.62			$1,425,339
Granted	420	45.56	$22.47
Exercised	(4,143)	1.44		$203,784
Forfeited/Cancelled	(74)	20.91
Outstanding at March 31, 2015:	21,337	$8.34			$756,135

Exercisable at March 31, 2015	14,678	$2.68			$597,831
Vested and expected to vest at March 31, 2015	20,966	$8.08			$748,068
At March 31, 2015, there was $66.3 million of unearned stock-based compensation expense related to unvested options, which is expected to be amortized over a weighted average period of 2.6 years.
Restricted stock awards
RSAs represent share awards of the Company’s common stock that are generally subject to repurchase at the original issuance price upon termination of services prior to vesting. These repurchase terms are considered to be

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

a forfeiture provision and do not result in mark-to-market accounting each reporting period. At March 31, 2015, all RSAs were fully vested. A summary of the Company’s restricted stock awards is as follows:

(shares in thousands)	Shares	Weighted- average grant date fair value	Aggregate intrinsic value (in thousands)
Non-vested shares at December 31, 2014	17	$6.30	$1,017
Vested	(17)
Non-vested shares at March 31, 2015	—	$—	$—
Restricted stock units
The cost of RSUs is determined using the fair value of the Company's common stock on the date of grant, and compensation is recognized on a straight-line basis over the requisite service period. The Company also has issued RSUs with both a market condition and service condition. The Company estimated the fair value of these market-based RSUs using a Monte Carlo valuation model on the date of grant. A summary of the Company’s RSU activity is as follows:

(shares in thousands)	Shares	Weighted- average grant date fair value
Non-vested shares at December 31, 2014	4,307	$21.98
Granted	332	46.42
Vested	(817)	15.80
Forfeited	(8)	79.22
Non-vested shares at March 31, 2015	3,814	25.30
In June 2014, the Company granted a 4.5 million RSU award to the Chief Executive Officer (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to a market-based condition and a service condition. In January 2015, the market-based condition was achieved and the Company recorded stock-based compensation expense of $15.8 million during the three months ended March 31, 2015.  At March 31, 2015, $20.6 million of total unearned compensation costs related to the CEO RSUs is expected to be recognized over the remaining vesting period of 2.3 years.
At March 31, 2015, there was $70.3 million of unearned stock-based compensation related to RSUs (including the CEO RSUs), which is expected to be amortized over a weighted average period of 2.3 years.
Employee stock purchase plan
On February 13, 2015, the first purchase under the Company's ESPP was made and employees purchased an aggregate of 313,233 shares at a price of $20.40 per share. During the three months ended March 31, 2015, the Company recorded $1.1 million of stock-based compensation expense related to the ESPP. At March 31, 2015, there was $1.5 million of unearned stock-based compensation related to the Company’s ESPP, which is expected to be recognized over 0.4 years.
Stock-based compensation expense
The Company measures compensation expense for all stock-based payment awards, including stock options, RSUs, and purchases under the Company's ESPP, based on the estimated fair values on the date of the grant. The fair value of stock options granted and purchases under the Company's ESPP is estimated using the Black-Scholes option pricing model. There have been no significant changes in the Company’s valuation assumptions for measuring compensation expense from those disclosed in the footnotes to the audited financial statements contained in its Annual Report on Form 10-K for the year ended December 31, 2014.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

The following tables set forth the detailed allocation of stock-based compensation expense:

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Stock-based compensation expense:
Cost of revenue	$283	$168
Research and development	3,535	1,401
Sales and marketing	3,066	1,414
General and administrative	19,617	1,054
Total stock-based compensation expense	26,501	4,037
Total tax benefit recognized	(9,304)	(342)
Decrease in net income	$17,197	$3,695

Stock-based compensation expense by type of award:
Stock options	$5,957	$2,894
RSUs	18,920	179
RSAs	566	964
ESPP	1,058	—
Total stock-based compensation expense	$26,501	$4,037

6. Net income per share attributable to common stockholders
Basic and diluted net income per common share is presented in conformity with the two-class method required for participating securities. The Company considers shares issued upon the early exercise of options subject to repurchase and non-vested restricted shares to be participating securities, because holders of such shares have a non-forfeitable right to dividends. Additionally, prior to the date of the Company's initial public offering (IPO) in June 2014, the Company considered its redeemable convertible preferred stock to be participating securities due to their non-cumulative dividend rights. Immediately after the completion of the Company's IPO, all outstanding shares of redeemable convertible preferred stock converted to Class B common stock.
The rights of the holders of Class A and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding. Class A common stock is not convertible into Class B common stock.
Basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average common shares outstanding. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares.
Undistributed earnings are allocated based on the contractual participation rights of common shares as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

The following table presents the calculations of basic and diluted net income per share attributable to common stockholders:

	Three months ended
(dollars in thousands, except per share data)	March 31, 2015		March 31, 2014
	Class A	Class B	Common
Numerator:
Allocation of net income	$8,926	$7,826	$11,049
Less: net income allocable to participating securities	—	—	(3,040)
Net income attributable to common stockholders—basic	$8,926	$7,826	$8,009
Add: net income allocable to dilutive participating securities	—	—	443
Reallocation of net income as a result of conversion of Class B to Class A shares	7,826	—	—
Reallocation of net income to Class B shares	—	968	—
Net income attributable to common stockholders—diluted	$16,752	$8,794	$8,452

Denominator:
Weighted-average common shares—basic	70,483	61,795	81,582
Conversion of Class B to Class A common stock outstanding	61,795	—	—
Effect of potentially dilutive stock options, ESPP shares, and RSUs	16,295	16,202	19,201
Weighted-average common shares—diluted	148,573	77,997	100,783

Net income per share attributable to common stockholders:
Basic	$0.13	$0.13	$0.10
Diluted	$0.11	$0.11	$0.08
The following potentially dilutive shares of were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Series A redeemable convertible preferred stock	—	30,523
Stock options, ESPP shares, and RSUs	1,984	3,634
Unvested stock awards and stock options	5	451
	1,989	34,608

7. Income tax expense
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

	Three months ended
(dollars in thousands)	March 31, 2015	March 31, 2014
Income tax expense	$3,272	$3,882
Effective tax rate	16.3%	26.0%
The Company’s income tax expense was $3.3 million and $3.9 million for the three months ended March 31, 2015 and 2014, respectively. The Company’s provision for income taxes in each period has differed from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, non-deductible acquisition-related costs and adjustments to unrecognized tax benefits. The lower income tax expense for the three months ended March 31, 2015, compared to the same period in 2014, was primarily due to the effects of higher deductible stock-based compensation.
The Company is currently under examination by the U.S. Internal Revenue Service for tax years 2012 and 2013. The U.S. federal and U.S. state taxing authorities may choose to audit tax returns for tax years beyond the statute of limitation period due to significant tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is also currently under examination by the California Franchise Tax Board for tax years 2011 and 2012. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, they may have a material negative impact on the Company's results of operations.
At March 31, 2015 and December 31, 2014, the Company’s total amount of gross unrecognized tax benefits was $16.9 million and $16.6 million, respectively. If recognized, $16.9 million of the unrecognized tax benefits (net of federal benefit) at March 31, 2015 would be recorded as a reduction of the income tax provision in future periods. Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the completion of examinations by the U.S. or foreign taxing authorities, and the expiration of statute of limitations on the Company's tax returns. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which it does business. It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. However, the range of the reasonably possible change cannot be reliably estimated.

8. Related parties
The Company has agreements for certain contract manufacturing and engineering services with a vendor affiliated with one of the Company's investors. In the three months ended March 31, 2015 and 2014, the Company made payments of $0.5 million and $8.4 million, respectively, for services rendered.
The Company incurs costs for company-related chartered aircraft fees for the use of the CEO’s private plane. In the three months ended March 31, 2015 and 2014, the Company made payments of $0.4 million and zero, respectively.
In 2013, the Company entered into a three-year agreement with a company affiliated with the son of one of the members of the Company's Board of Directors to acquire certain naming rights to a sprint kart race track. As consideration for these naming rights, the Company would pay a total of $0.5 million in installments beginning in October 2013 over the naming rights period. In addition, the Company would also provide 100 GoPro capture devices at no cost each year over the term of the agreement. As of March 31, 2015, the Company has made cumulative payments related to this agreement of $0.3 million.
In the second quarter of 2013, the Company loaned one of its executive officers $150,000 pursuant to a demand payment loan that did not bear interest, which was fully repaid in March 2014.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

9. Commitments, contingencies and guarantees
The following table summarizes the Company’s contractual commitments as of March 31, 2015:

(in thousands)	Total	1 year (remaining 9 months in 2015)	2-3 years (2016 and 2017)	4-5 years (2018 and 2019)	More than 5 years (beyond 2019)
Operating leases(1)	$44,004	$7,870	$21,927	$14,207	$—
Sponsorship commitments(2)	11,314	4,912	6,402	—	—
Other contractual commitments(3)	7,697	2,673	5,024	—	—
Capital equipment purchase commitments(4)	16,107	16,107	—	—	—
Total contractual cash obligations	$79,122	$31,562	$33,353	$14,207	$—

(1)	The Company leases its facilities under long-term operating leases, which expire at various dates through 2019.

(2)	The Company sponsors sporting events, resorts and athletes as part of its marketing efforts. In many cases, the Company enters into multi-year agreements with event organizers, resorts and athletes.

(3)	The Company purchases software licenses and engages outside consultants to assist with upgrading or implementing its financial and IT systems, which require payments over multiple years.

(4)
The Company enters into contracts to acquire equipment for tooling and molds as part of its manufacturing operations. In addition, the Company incurs purchase commitments related to the manufacturing of its point-of-purchase (POP) displays by third parties.

Rent expense was $2.4 million and $1.3 million for the three months ended March 31, 2015 and 2014, respectively.
Legal proceedings
From time to time, the Company is involved in legal proceedings in the ordinary course of business. The Company believes that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on the results of operations, financial condition or cash flows of the Company.
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. As of March 31, 2015, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
Product warranty
The following table summarizes the warranty liability activity:

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Beginning balances	$6,405	$3,870
Charged to cost of revenue	6,044	271
Settlements of warranty claims	(3,480)	(1,590)
Ending balances	$8,969	$2,551
At March 31, 2015, $8.5 million of the warranty liability was recorded as an element of accrued liabilities and $0.4 million was recorded as an element of other long-term liabilities.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

10. Concentrations of risk and segment information
Segment information
The Company operates as one operating segment as it only reports financial information on an aggregate and consolidated basis to its CEO, who is the Company’s chief operating decision maker.
Customer concentration
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company believes that credit risk in its accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within management’s expectations.
The Company had the following customers who represented 10% or more of its net accounts receivable balance:

	March 31, 2015	December 31, 2014
A (retailer)	16%	17%
B (distributor)	26%	14%
C (retailer)	10%	11%
D (retailer)	12%	*
E (distributor)	11%	*
* Less than 10% of total accounts receivable for the period indicated
In the three months ended March 31, 2015 and 2014, the Company sold accounts receivables, without recourse, of $35.3 million and $31.3 million, respectively, to a third-party banking institution. Factoring fees of $0.3 million for each of these periods were included in other expense, net.
Customers with revenue equal to or greater than 10% of total revenue were as follows:

	Three months ended
	March 31, 2015	March 31, 2014
A (retailer)	12%	13%
B (distributor)	*	10%

*	Less than 10% of total revenue for the period indicated
Supplier concentration
The Company relies on third parties for the supply and manufacture of its capture devices, some of which are sole-source suppliers.  The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations.  In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all.  The Company also relies on third parties with whom it outsources supply chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics.
Geographic and other information

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Americas	$180,093	$125,166
Europe, Middle East and Africa (EMEA)	139,079	84,174
Asia and Pacific area countries (APAC)	43,937	26,376
	$363,109	$235,716
Revenue in the United States, which is included in the Americas geographic region, was $155.3 million and $110.7 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended December 31, 2014, the Company reclassified four countries it had previously included in the APAC geographical region to now be included in the EMEA geographical region. This caused $4.1 million of revenue to be reclassified from the APAC region to the EMEA region for the three months ended March 31, 2014. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of March 31, 2015 and December 31, 2014, long-lived assets, which represent gross property and equipment, located outside the United States, primarily China, were $28.8 million and $25.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements in this report, which are not historical facts, are forward-looking statements within the meaning of the federal securities laws. These statements may contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or other wording indicating future results or expectations. Forward looking statements include statements of our expectations regarding revenue, factors affecting performance, gross margin, operating expense items and liquidity and capital resources. Forward-looking statements are subject to significant risks and uncertainties. Our actual results may differ materially from the results discussed in these forward-looking statements. Factors that could cause our actual results to differ materially include, but are not limited to, those referenced in “Risk Factors” in Part II, Item 1A, and elsewhere in this report. Our business, financial condition or results of operations could be materially harmed by any of these or other factors. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report. References in this report to “GoPro,” “we,” “us,” “our” and the “Company” refer to GoPro, Inc., a Delaware corporation, and its subsidiaries.
Overview
GoPro is transforming the way consumers capture, manage, share and enjoy meaningful life experiences. We do this by enabling people to capture compelling, immersive photo and video content of themselves participating in their favorite activities. The volume and quality of their shared GoPro content, coupled with their enthusiasm for our brand, are virally driving awareness and demand for our products. We sell capture devices and also mountable and wearable accessories that enable professional quality capture at affordable prices, and to date these products have generated substantially all of our revenue. In addition, we enhance our product offering by providing software solutions that address the pain points of managing, editing and sharing content. GoPro Studio enables consumers to easily edit and share simple or complex videos. The GoPro App enables consumers to easily and wirelessly manage and share content from our capture devices.
We sell our products both directly and through distribution. Our direct channel includes big box, mid-market and independent specialty retailers, as well as our website. We use our distribution channel to sell both domestically and internationally and into certain specialty markets.
In the first quarter of 2015, we achieved significant growth as compared to the same period in 2014, generating revenue of $363.1 million, an increase of 54%, and generating net income of $16.8 million, an increase of 52%. Our growth was enabled by both our introduction of our current HERO4 family and HERO capture devices in September 2014 and the overall expanding market acceptance of our products.
As of March 31, 2015, our products were sold to customers in more than 100 countries and through more than 25,000 retail outlets. Sales outside of the United States represented 57% and 53% of our revenue for the first quarter of 2015 and 2014, respectively.

Key business metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Key business metrics:
Units shipped	1,342	852
Adjusted EBITDA	$56,507	$28,627
Non-GAAP net income	$35,619	$14,282

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

•
Adjusted EBITDA.  Adjusted EBITDA represents net income adjusted to exclude the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, point-of-purchase (POP) display amortization, and stock-based compensation.

•	Non-GAAP net income. Non-GAAP net income represents GAAP net income adjusted to exclude stock-based compensation, acquisition-related charges, and taxes related to the tax effect of these adjustments.

We use the non-GAAP financial measures of Adjusted EBITDA and non-GAAP net income to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operational plans. We believe that Adjusted EBITDA and non-GAAP net income provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. You should consider Adjusted EBITDA and non-GAAP net income alongside other financial performance measures, including our financial results presented in accordance with GAAP.
The following table presents a reconciliation of net income to adjusted EBITDA:

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Net income	$16,752	$11,049
Income tax expense	3,272	3,882
Interest expense, net	65	1,335
Depreciation and amortization	5,369	3,811
POP display amortization	4,548	4,513
Stock-based compensation	26,501	4,037
Adjusted EBITDA	$56,507	$28,627
The following table presents a reconciliation of net income to non-GAAP net income:

	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Net income	$16,752	$11,049
Stock-based compensation	26,501	4,037
Amortization of acquisition-related intangible assets	342	284
Income tax adjustments	(7,976)	(1,088)
Non-GAAP net income	$35,619	$14,282

Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below.  While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Investing in research and development.    We believe that our performance is significantly dependent on the investments we make in research and development and that we must continually develop and introduce innovative new products, enhance existing products and effectively stimulate customer demand for existing and future products. If we fail to innovate and enhance our product offerings, our brand, market position and revenue may be adversely affected.  Further, if our research and development efforts are not successful, we will not recover the investments that we make in this aspect of our business.
Investing in sales and marketing.    We intend to continue to invest significant resources in our marketing, advertising and brand management efforts. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
Leveraging software, services and media content.    We expect to increase our investment in the development of software and services as well as the GoPro Network and its related content.  We believe we have significant opportunities to establish new revenue streams from these investments. However, we do not have significant experience deriving revenue from the distribution of GoPro content, and we cannot be assured that these investments will result in increased revenue or profitability.
Expanding into new vertical markets and growing internationally.    Our long-term growth will depend in part on our continued ability to expand our customer base and increase revenue and our presence in international markets. We intend to expand into new vertical markets and to increase our presence globally through the active promotion of our brand, the formation of strategic partnerships, the introduction of new products and the growth of our international sales channel.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

Consolidated statements of operations data:	Three months ended
(in thousands)	March 31, 2015	March 31, 2014
Revenue	$363,109	$235,716
Cost of revenue(1)	199,376	139,202
Gross profit	163,733	96,514
Operating expenses:
Research and development(1)	49,437	28,739
Sales and marketing(1)	56,369	41,341
General and administrative(1)	35,659	9,878
Total operating expenses	141,465	79,958
Operating income	22,268	16,556
Other expense, net	(2,244)	(1,625)
Income before income taxes	20,024	14,931
Income tax expense	3,272	3,882
Net income	$16,752	$11,049

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$283	$168
Research and development	3,535	1,401
Sales and marketing	3,066	1,414
General and administrative	19,617	1,054
Total stock-based compensation expense	$26,501	$4,037

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three months ended
	March 31, 2015	March 31, 2014
Revenue	100%	100%
Cost of revenue	55	59
Gross profit	45	41
Operating expenses:
Research and development	14	12
Sales and marketing	15	17
General and administrative	10	4
Total operating expenses	39	33
Operating income	6	8
Other expense, net	—	(1)
Income before income taxes	6	7
Income tax expense	1	2
Net income	5%	5%
Revenue

	Three months ended
(dollars in thousands)	March 31, 2015	March 31, 2014	$ Change	Percent Change
Revenue	$363,109	$235,716	$127,393	54%

Americas	$180,093	$125,166	$54,927	44%
EMEA	139,079	84,174	54,905	65
APAC	43,937	26,376	17,561	67
Total revenue	$363,109	$235,716	$127,393	54%
Revenue for the first quarter of 2015 increased $127.4 million, or 54%, compared to the same period in 2014, primarily due to shipments related to our HERO4 capture devices, which were released in the third quarter of 2014. Units shipped of capture devices increased 58% to 1.3 million in the first quarter of 2015 from 0.9 million in the same period in 2014. Revenue increased in each of our primary geographical regions of the Americas, APAC, and EMEA during the first quarter of 2015 compared to the same period in 2014. We expect revenue to increase in the second quarter of 2015 compared to the first quarter of 2015.
Cost of revenue, gross profit and gross profit margin

	Three months ended
(dollars in thousands)	March 31, 2015	March 31, 2014	$ Change	Percent Change
Cost of revenue	$199,376	$139,202	$60,174	43%
Gross profit	$163,733	$96,514	$67,219	70%
Gross profit margin	45%	41%

Gross profit margin increased to 45% in the first quarter of 2015 from 41% in the first quarter of 2014, primarily due to a favorable mix shift to the higher margin HERO4 Black and Silver capture devices. Gross profit dollars increased 70% during the first quarter of 2015 due to a 58% increase in capture devices units shipped and expanding gross profit margins. We expect gross profit margin in the second quarter of 2015 will remain relatively flat as a percentage of revenue. Gross product margin will fluctuate in the future based upon product and geographical mix.
Operating expenses

	Three months ended
(dollars in thousands)	March 31, 2015	March 31, 2014	$ Change	Percent Change
Research and development	$49,437	$28,739	$20,698	72%
Sales and marketing	56,369	41,341	15,028	36
General and administrative	35,659	9,878	25,781	261
Total operating expenses	$141,465	$79,958	$61,507	77%
Research and development expense increased $20.7 million, or 72%, in the first quarter of 2015 compared to the same period in 2014, primarily attributable to an $8.2 million increase in personnel-related costs resulting from a 57% growth in employee headcount, a $5.3 million increase in consulting and outside professional service costs, a $2.9 million increase in allocated facilities, depreciation, and other supporting overhead expenses, and a $2.1 million increase in stock-based compensation. These higher expenses were primarily driven by investments in the development of our next generation of devices and our software and services platform development.
Sales and marketing expense increased $15.0 million, or 36%, in the first quarter of 2015 compared to the same period in 2014, primarily attributable to a $5.2 million increase in personnel related costs resulting from a 55% growth in employee headcount, a $3.2 million increase in advertising and promotional activity costs, a $2.1 million increase in consulting and outside professional service costs, a $1.9 million increase in allocated facilities, depreciation, and other supporting overhead expenses, and a $1.7 million increase in stock-based compensation.
General and administrative expense increased $25.8 million, or 261%, in the first quarter of 2015 compared to the same period in 2014. This increase was primarily attributable to an $18.6 million increase in stock-based compensation expense and a $3.7 million increase in personnel-related costs resulting from a 43% growth in employee headcount. Of the total increase in stock-based compensation, $15.8 million was attributable to the achievement of certain market conditions resulting in the immediate vesting of 1.5 million shares in the current quarter. (See Note 5 "Stock-based Compensation" of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.)
We expect total operating expenses to increase in absolute dollars in the second quarter of 2015, compared to the first quarter of 2015, with a majority of the increase occurring in research and development, and sales and marketing.
Provision for Income Taxes

	Three months ended
(dollars in thousands)	March 31, 2015	March 31, 2014	$ Change	Percent Change
Income tax expense	$3,272	$3,882	$(610)	(16)%
Effective tax rate	16.3%	26.0%
Our income tax expense was $3.3 million for the first quarter of 2015 compared to $3.9 million for the same period in 2014. Our provision for income taxes in each period has differed from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, non-deductible acquisition-related costs and adjustments to unrecognized tax benefits. The lower income tax expense for the first quarter of 2015, compared to the same period in 2014, was primarily due to the effects of higher deductible stock-based compensation. (See Note 7 "Income Taxes" of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.)

Liquidity and Capital Resources
As of March 31, 2015, our principal sources of liquidity were our cash and cash equivalents of $323.2 million and marketable securities of $168.7 million. Our cash equivalents and marketable securities are comprised primarily of money market funds, U.S. treasury securities, U.S. agency securities, commercial paper and corporate debt securities. As of March 31, 2015, $49.1 million of cash was held by our foreign subsidiaries.  We do not presently anticipate a need to repatriate these funds for use in our domestic operations, but if we were to do so, any such repatriated cash and cash equivalents could be subject to U.S. income taxes, less any previously paid foreign income taxes.
We believe our existing cash, cash equivalent and marketable securities balances and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and the foreseeable future. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. We have completed several acquisitions and we expect to evaluate additional possible acquisitions of, or strategic investments in, businesses, products, and technologies that are complementary to our business, which may require the use of cash.
To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
Cash Flows
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Three months ended
(dollars in thousands)	March 31, 2015	March 31, 2014	Percent Change
Net cash provided by operating activities	66,267	20,914	217%
Net cash used in investing activities	(77,172)	(7,901)	(877)%
Net cash provided by (used in) financing activities	16,168	(3,208)	(604)%
Cash flows from operating activities
Cash flow provided by operating activities of $66.3 million during the first quarter of 2015 was comprised of $16.8 million in net income, adjusted for $33.1 million of certain non-cash items (including share-based compensation expense of $26.5 million), and cash inflow of $16.4 million that resulted from the effect of changes in working capital and other carrying balances. The increase in cash flow from operating activities of $45.4 million during the first quarter of 2015 compared to the same period in 2014 was primarily due to a $31.0 million increase in net income, as adjusted for the non-cash items described above, as well as favorable changes of $14.4 million in working capital accounts, primarily related to timing of accounts payable and accrued liabilities.
Cash flows from investing activities
Our primary investing activities consisted of purchases and disposal of marketable securities, purchases of property and equipment, and business acquisitions. Cash used in investing activities was $77.2 million during the first quarter of 2015 and resulted from $79.4 million for purchases of marketable securities, $5.2 million for purchases of property and equipment, and $5.1 million for a business acquisition, partially offset by $12.5 million for net sales and maturities of marketable securities. Cash used in investing activities was $7.9 million during the first quarter of 2014 and resulted from $4.7 million for purchases of property and equipment and $3.2 million for a business acquisition. The increase in cash outflow used in investing activities during the first quarter of 2015 was primarily due to purchases of marketable securities. We did not hold any marketable securities during the first quarter of 2014.
Cash flows from financing activities
Our primary financing activities consisted of issuances of securities under our common stock plans. Cash provided by financing activities was $16.2 million during the first quarter of 2015 and resulted from $12.3 million in proceeds received from employee stock option exercises and stock purchases made through our ESPP, as well as $6.1 million of excess tax benefit from stock award activities. Cash used by financing activities was $3.2 million during the first quarter of 2014, which primarily resulted from $3.0 million for the repayment of debt. The increase in cash flow provided by financing activities during the first quarter of 2015 was primarily due to proceeds from the issuance of shares under our common stock plans, including the first purchase under our ESPP in February 2015.

Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations and off-balance sheet arrangements at March 31, 2015, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in Note 9 "Commitments, Contingencies and Guarantees," of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Critical Accounting Policies and Estimates
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
We believe that our accounting policies and estimates associated with revenue recognition (including sales incentives), inventory, POP displays, warranty, income taxes, goodwill, acquired intangible assets and other long-lived assets, and stock-based compensation are critical to understanding our historical and future performance as these policies involve a high degree of judgment and complexity. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2015. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign currency risk
To date, a majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had insignificant foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States incur a portion of their operating expenses in foreign currencies, principally the Euro and the Hong Kong Dollar. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow our operations, or if foreign currency held in our U.S. dollar functional currency entities increases, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts and currently do not expect to enter into foreign currency exchange contracts for trading or speculative purposes. We analyzed our foreign currency exposure to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift.
Interest rate risk
Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are comprised primarily of money market funds, U.S. treasury securities, U.S. agency securities, commercial paper and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates would result in a decrease of approximately $14 million in the fair value of our available-for-sale securities as of March 31, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on their evaluation as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see Note 9, “Commitments, Contingencies and Guarantees,” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Item 1A. Risk Factors
The risks described in "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2014 could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in such risks. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable
Use of Proceeds
On June 25, 2014, the Securities and Exchange Commission declared our registration statement on Form S-1 (File No. 333-196083) effective for our IPO. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on June 26, 2014.
Issuer Purchases of Equity Securities
The table below provides information with respect to repurchases of shares of our Class B common stock. No shares of our Class A common stock were repurchased during this period.

Period	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2015(1)	20,526	$50.63	—	—
February 1 - 28, 2015	—	—	—	—
March 1 - 31, 2015(1)	7,073	$39.93	—	—
Total	27,599	$47.88	—	—

(1) Represents shares withheld to satisfy tax withholding obligations in connection with the vesting of employee restricted stock units.
Stock Contribution
Our Chief Executive Officer (CEO) contributed 180,000 shares of Class B common stock back to us in each of February and March 2015, for a total of 360,000 shares during this period. The shares were contributed for no additional consideration pursuant to a pre-existing agreement whereby the CEO must contribute a number of shares equal to the number of shares we issue upon exercise of an outstanding stock option by a specific current employee.

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

GoPro, Inc.
(Registrant)

Dated: April 28, 2015	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated: April 28, 2015	By: /s/ Jack Lazar
Jack Lazar Chief Financial Officer (Principal Financial Officer)

S-1

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

* This certification is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

E-1