Form 10-Q
period 2015-06-30
GoPro, Inc.
filed 2015-07-22
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
As of June 30, 2015, there were 97,082,949 shares of the Registrant’s Class A common stock outstanding and 35,778,083 shares of the Registrant’s Class B common stock outstanding.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$338,031	$319,929
Marketable securities	178,953	102,327
Accounts receivable, net	118,551	183,992
Inventory	219,272	153,026
Prepaid expenses and other current assets	80,636	63,769
Total current assets	935,443	823,043
Property and equipment, net	52,252	41,556
Intangible assets	27,527	2,937
Goodwill	50,997	14,095
Other long-term assets	45,313	36,060
Total assets	$1,111,532	$917,691

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$156,450	$126,240
Accrued liabilities	133,442	115,775
Deferred revenue	13,298	14,022
Income taxes payable	4,691	2,732
Total current liabilities	307,881	258,769
Other long-term liabilities	20,678	17,718
Total liabilities	328,559	276,487

Commitments, contingencies and guarantees (see Note 9)

Stockholders’ equity:
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 97,083 and 52,091 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; 150,000 Class B shares authorized, 35,778 and 77,023 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	622,986	533,000
Retained earnings	159,987	108,204
Total stockholders’ equity	782,973	641,204
Total liabilities and stockholders’ equity	$1,111,532	$917,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue	$419,919	$244,605	$783,028	$480,321
Cost of revenue	225,579	141,736	424,955	280,938
Gross profit	194,340	102,869	358,073	199,383
Operating expenses:
Research and development	58,453	34,663	107,890	63,402
Sales and marketing	63,494	43,701	119,863	85,042
General and administrative	26,255	41,171	61,914	51,049
Total operating expenses	148,202	119,535	289,667	199,493
Operating income (loss)	46,138	(16,666)	68,406	(110)
Other income (expense), net	122	(1,536)	(2,122)	(3,161)
Income (loss) before income taxes	46,260	(18,202)	66,284	(3,271)
Income tax expense	11,229	1,639	14,501	5,521
Net income (loss)	$35,031	$(19,841)	$51,783	$(8,792)

Net income (loss) per share attributable to common stockholders:
Basic	$0.26	$(0.24)	$0.39	$(0.11)
Diluted	$0.24	$(0.24)	$0.35	$(0.11)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	133,150	82,936	132,716	82,263
Diluted	146,781	82,936	147,720	82,263
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
(in thousands)	June 30, 2015	June 30, 2014

Operating activities:
Net income (loss)	$51,783	$(8,792)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,791	7,988
Stock-based compensation	44,690	38,230
Foreign currency remeasurement and transaction losses	1,586	—
Deferred taxes	(6,656)	(799)
Other	1,370	298
Changes in operating assets and liabilities:
Accounts receivable, net	65,562	73,439
Inventory	(66,045)	31,617
Prepaids and other assets	(21,598)	(39,504)
Accounts payable and other liabilities	50,382	(96,106)
Deferred revenue	(724)	378
Net cash provided by operating activities	132,141	6,749

Investing activities:
Purchases of marketable securities	(112,326)	—
Acquisitions, net of cash acquired	(57,706)	(3,200)
Purchases of property and equipment	(21,269)	(12,657)
Sales and maturities of marketable securities	34,446	—
Net cash used in investing activities	(156,855)	(15,857)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	21,501	509
Taxes paid related to net share settlement of equity awards	(4,362)	—
Excess tax benefit from stock-based compensation	28,139	20,836
Payment of deferred public offering and debt issuance costs	(903)	(3,056)
Repayment of debt	—	(6,000)
Net cash provided by financing activities	44,375	12,289
Effect of exchange rate changes on cash and cash equivalents	(1,559)	—
Net increase in cash and cash equivalents	18,102	3,181
Cash and cash equivalents at beginning of period	319,929	101,410
Cash and cash equivalents at end of period	$338,031	$104,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business overview
GoPro, Inc. (GoPro or the Company) makes mountable and wearable cameras and accessories, which the Company refers to as capture devices. GoPro also develops and provides free software, the GoPro App (mobile) and GoPro Studio (desktop) that help users create, manage, and share GoPro content. The Company’s capture devices are sold globally through retailers, wholesale distributors and on the Company’s website.

2. Basis of presentation and summary of significant accounting policies
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and in accordance with the interim period reporting requirements of Form 10-Q. The unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that management believes are necessary for the fair presentation of the Company's financial condition, results of operations, and cash flows for the periods presented, but are not necessarily indicative of the results expected for the full fiscal year or any other future period. The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. This quarterly report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Annual Report). There have been no significant changes in the Company’s accounting policies from those disclosed in the footnotes to the audited financial statements contained in its 2014 Annual Report.
Principles of consolidation
These consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to GoPro, Inc. and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions in several areas, including those related to: revenue recognition and related estimates (including sales returns, web-based sale deliveries at period-end, implied post contract support, and marketing allowances), collectability of accounts receivable, stock-based compensation, inventory valuation, product warranty liabilities, the valuation and useful lives of intangible assets and property and equipment, goodwill, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Comprehensive income
For all periods presented, comprehensive income equaled net income. Therefore, the condensed consolidated statements of comprehensive income have been omitted from the condensed consolidated financial statements.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products and services are transferred to customers. ASU 2014-09 was originally to be effective for the Company on January 1, 2017. In July 2015, the FASB affirmed a one-year deferral of the effective date of the new revenue standard. The new standard will become effective for the Company on January 1, 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early application is permitted but not before the original effective date of annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements.
Prior period reclassifications
Reclassifications of certain prior period amounts in the condensed consolidated financial statements have been made to conform to the current period presentation.

3. Balance sheet components
Inventory
Inventory consisted of the following:

(in thousands)	June 30, 2015	December 31, 2014
Components	$8,480	$4,324
Finished goods	210,792	148,702
Total inventory	$219,272	$153,026
Property and equipment, net
Property and equipment, net consisted of the following:

(in thousands)	Useful life (in years)	June 30, 2015	December 31, 2014
Leasehold improvements	3–7	$23,360	$22,787
Computers, software, equipment and furniture	2–4	40,530	24,636
Tooling	1–2	19,050	16,159
Construction in progress		2,719	3,944
Tradeshow equipment and other	2-5	4,160	3,830
Gross property and equipment		89,819	71,356
Less: Accumulated depreciation and amortization		(37,567)	(29,800)
Property and equipment, net		$52,252	$41,556

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Acquisitions and acquired intangible assets and goodwill
During the six months ended June 30, 2015, the Company completed several acquisitions for an aggregate cash consideration of $59.3 million that were accounted for as business combinations. These acquisitions were not material to the Company's condensed consolidated financial statements, either individually or in the aggregate, and therefore actual and proforma disclosures under the applicable accounting guidance have not been presented.
The following table summarizes the preliminary allocation of the fair values of the assets acquired and liabilities assumed, and the related useful lives, where applicable:

(in thousands)	Estimated useful life (in years)	Fair value
Developed technology	4 - 6 years	$19,800
In-process research and development		6,000
Liabilities assumed		(71)
Deferred tax liabilities		(3,284)
Net assets acquired		22,445
Goodwill		36,902
Total fair value consideration		$59,347
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is primarily attributable to expected synergies in the technologies that can be leveraged by the Company in future product offerings. Goodwill is not expected to be deductible for tax purposes.
The following table summarizes the Company's acquired intangible assets:

	June 30, 2015			December 31, 2014
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying amount	Net carrying amount
Finite-lived acquired intangible assets	$27,075	$(5,563)	$21,512	$2,922
Indefinite-lived acquired intangible assets	6,015	—	6,015	15
Total intangible assets	$33,090	$(5,563)	$27,527	$2,937
Amortization expense for the six months ended June 30, 2015 and 2014 was $1.2 million and $0.6 million, respectively. Estimated amortization expense for future periods as of June 30, 2015, is as follows:

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

(in thousands)	Total
Year ending December 31,
Remainder of 2015	$2,465
2016	4,768
2017	3,984
2018	3,592
2019	3,081
Thereafter	3,622
$21,512
The carrying amount of goodwill was $51.0 million and $14.1 million as of June 30, 2015 and December 31, 2014, respectively. The increase during the six months ended June 30, 2015 was entirely attributable to goodwill acquired. The Company did not have any goodwill impairments during the periods presented.

4. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	June 30, 2015			December 31, 2014
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$6,435	$—	$6,435	$80,968	$—	$80,968
Corporate debt securities	—	—	—	—	2,000	2,000
Total cash equivalents	$6,435	$—	$6,435	$80,968	$2,000	$82,968
Marketable securities:
U.S. treasury securities	$5,992	$—	$5,992	$1,994	$—	$1,994
U.S. agency securities	—	17,663	17,663	—	7,020	7,020
Commercial paper	—	2,400	2,400	—	2,497	2,497
Corporate debt securities	—	152,898	152,898	—	90,816	90,816
Total marketable securities	$5,992	$172,961	$178,953	$1,994	$100,333	$102,327
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, in addition to cash of $331.6 million and $237.0 million, respectively.
The Company classifies its cash equivalents and marketable securities as Level 1 or Level 2 within the fair value hierarchy. The fair value of Level 1 financial instruments, which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of Level 2 financial instruments is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company's procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from the Company's pricing service against fair values obtained from other independent sources. At June 30, 2015 and December 31, 2014, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At June 30, 2015 and December 31, 2014, the amortized cost of the Company's cash equivalents and marketable securities approximated their fair value and there were no material unrealized gains/(losses) either individually or in total.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

During the six months ended June 30, 2015, the Company had no transfers of financial assets between levels. At June 30, 2015, $116.7 million of the Company's marketable securities had a contractual maturity of one year or less and $62.3 million had a contractual maturity of one to two years.

5. Stockholders' equity
Equity incentive plans
The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan), and the Employee Stock Purchase Plan (ESPP). No shares have been issued under the 2010 Plan since June 2014. The 2014 Plan provides for the granting of incentive and nonqualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs), stock appreciation rights, stock bonus awards, and performance awards to employees, non-employee directors, and consultants. Options granted under the 2014 Plan generally expire within 10 years from the date of grant and generally vest over four years. Options with performance or market-based conditions are generally subject to a required service period along with the performance or market condition. RSUs granted under the 2014 Plan generally vest either annually or quarterly over three or four years based upon on continued service. The ESPP allows eligible employees to purchase shares of the Company's Class A common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. For additional information regarding the Company's equity incentive plans, please refer to the footnotes to the audited financial statements contained in its 2014 Annual Report.
Stock option activity
A summary of the Company’s stock option activity and related information is as follows:

	Options outstanding
(shares in thousands)	Shares	Weighted- average exercise price	Weighted- average grant date fair value	Total intrinsic value of exercises (in thousands)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2014:	25,134	$6.62			$1,425,339
Granted	493	46.36	$22.54
Exercised	(7,629)	1.98		$378,245
Forfeited/Cancelled	(154)	17.10
Outstanding at June 30, 2015:	17,844	$9.62			$774,006

Exercisable at June 30, 2015	12,010	$3.55			$590,536
Vested and expected to vest at June 30, 2015	17,531	$9.36			$764,744
At June 30, 2015, there was $61.9 million of unearned stock-based compensation expense related to unvested options, which is expected to be amortized over a weighted average period of 2.46 years.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

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

(shares in thousands)	Shares	Weighted- average grant date fair value
Non-vested shares at December 31, 2014	4,307	$21.98
Granted	603	48.43
Vested	(1,083)	15.84
Forfeited	(27)	74.61
Non-vested shares at June 30, 2015	3,800	$27.55
In June 2014, the Company granted an award of 4.5 million RSUs to the Chief Executive Officer (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to a market-based condition and a service condition. In January 2015, the market-based condition was achieved and the Company recorded stock-based compensation expense of $6.0 million and $21.8 million during the three and six months ended June 30, 2015.  At June 30, 2015, $14.5 million of total unearned compensation costs related to the CEO RSUs is expected to be recognized over the remaining vesting period of 2.0 years.
At June 30, 2015, there was $72.0 million of unearned stock-based compensation related to RSUs (including the CEO RSUs), which is expected to be amortized over a weighted average period of 2.27 years.
Stock contributions
In the second quarter of 2015, the CEO contributed an aggregate 4,858,180 shares of Class B common stock to the Company without consideration per the terms of a Contribution Agreement dated December 28, 2011, and amended on May 11, 2015.  Under the original Contribution Agreement, the CEO agreed to contribute back to the Company from time to time the same number of shares of common stock as are issued to a certain Company employee upon the exercise of certain stock options held by such employee.  Pursuant to this agreement, the CEO contributed back to the Company 180,000 shares of Class B common stock in April 2015.  In May 2015, the CEO contributed back to the Company 4,678,180 shares of Class B common stock pursuant to the amended agreement, representing all of the then remaining shares subject to the contribution obligations. All of the shares contributed by the CEO were subsequently retired during the three months ended June 30, 2015.
Employee stock purchase plan
On February 13, 2015, a purchase under the Company's ESPP was made and employees purchased an aggregate of 313,233 shares at a price of $20.40 per share. During the three and six months ended June 30, 2015, the Company recorded $0.9 million and $1.9 million of stock-based compensation expense related to the ESPP. At June 30, 2015, there was $0.5 million of unearned stock-based compensation related to the Company’s ESPP, which is expected to be recognized over 0.12 years.
Stock-based compensation expense
The Company measures compensation expense for all stock-based payment awards, including stock options, RSUs, and purchases under the Company's ESPP, based on the estimated fair values on the date of the grant. The fair value of stock options granted and purchases under the Company's ESPP is estimated using the Black-Scholes option pricing model. There have been no significant changes in the Company’s valuation assumptions for measuring compensation expense from those disclosed in the footnotes to the audited financial statements contained in its 2014 Annual Report.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

The following table sets forth the detailed allocation of stock-based compensation expense:

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Stock-based compensation expense:
Cost of revenue	$350	$154	$633	$322
Research and development	3,710	1,657	7,245	3,058
Sales and marketing	2,932	1,654	5,998	3,068
General and administrative	11,197	30,728	30,814	31,782
Total stock-based compensation expense	18,189	34,193	44,690	38,230
Total tax benefit recognized	(6,240)	(11,483)	(15,544)	(11,825)
Decrease in net income	$11,949	$22,710	$29,146	$26,405

6. Net income (loss) per share attributable to common stockholders
Basic and diluted net income (loss) per common share is presented in conformity with the two-class method required for participating securities. The Company considers shares issued upon the early exercise of options subject to repurchase and non-vested restricted shares to be participating securities, because holders of such shares have a non-forfeitable right to dividends. Additionally, prior to the date of the Company's initial public offering (IPO) in June 2014, the Company considered its redeemable convertible preferred stock to be participating securities due to their non-cumulative dividend rights. Immediately after the completion of the Company's IPO, all outstanding shares of redeemable convertible preferred stock converted to Class B common stock.
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
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. All participating securities are excluded from basic weighted average common shares outstanding. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares.
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

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

The following table presents the calculations of basic and diluted net income (loss) per share attributable to common stockholders:

	Three months ended			Six months ended
(in thousands, except per share data)	June 30, 2015		June 30, 2014	June 30, 2015		June 30, 2014
	Class A	Class B	Common	Class A	Class B	Common
Numerator:
Net income (loss) attributable to common stockholders—basic	$24,693	$10,338	$(19,841)	$32,086	$19,697	$(8,792)
Reallocation of net income as a result of conversion of Class B to Class A shares	10,338	—	—	19,697	—	—
Reallocation of net income to Class B shares	—	2,277	—	—	3,233	—
Net income (loss) attributable to common stockholders—diluted	$35,031	$12,615	$(19,841)	$51,783	$22,930	$(8,792)

Denominator:
Weighted-average common shares—basic	93,855	39,295	82,936	82,234	50,482	82,263
Conversion of Class B to Class A common stock outstanding	39,295	—	—	50,482	—	—
Effect of potentially dilutive stock-based awards	13,631	13,563	—	15,004	14,929	—
Weighted-average common shares—diluted	146,781	52,858	82,936	147,720	65,411	82,263

Net income (loss) per share attributable to common stockholders:
Basic	$0.26	$0.26	$(0.24)	$0.39	$0.39	$(0.11)
Diluted	$0.24	$0.24	$(0.24)	$0.35	$0.35	$(0.11)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Redeemable convertible preferred stock	—	30,523	—	30,523
Stock options, ESPP shares, and RSUs	1,814	29,502	1,981	28,550
Unvested restricted stock awards	—	370	2	411
	1,814	60,395	1,983	59,484

7. Income tax expense
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income tax expense	$11,229	$1,639	$14,501	$5,521
Effective tax rate	24.3%	(9.0)%	21.9%	(168.8)%
The Company’s income tax expense was $11.2 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively, and $14.5 million and $5.5 million for the six months ended June 30, 2015 and 2014, respectively. The Company’s provision for income taxes in each period has differed from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, non-deductible acquisition-related costs, tax credits and adjustments to unrecognized tax benefits. The higher income tax expense for the three and six months ended June 30, 2015, compared to the same periods in 2014, was primarily due to higher worldwide pre-tax income. The negative tax rates for the same periods in 2014 were primarily attributable to the impact of net losses that are not benefited, foreign withholding taxes, and non-deductible stock based compensation offset, in part, by research tax credits.
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
At June 30, 2015 and December 31, 2014, the Company’s total amount of gross unrecognized tax benefits was $17.7 million and $16.6 million, respectively. If recognized, $17.7 million of the unrecognized tax benefits (net of federal benefit) at June 30, 2015 would be recorded as a reduction of the income tax provision in future periods. Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the completion of examinations by the U.S. or foreign taxing authorities, and the expiration of statute of limitations on the Company's tax returns. The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Management regularly assesses the Company's tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which it does business. It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. However, the range of the reasonably possible change cannot be reliably estimated.

8. Related parties
The Company has agreements for certain contract manufacturing and engineering services with a vendor affiliated with one of the Company's investors. In the six months ended June 30, 2015 and 2014, the Company made payments of $0.2 million and $11.4 million, respectively, for services rendered. As of June 30, 2015 and December 31, 2014, the Company had no accounts payable associated with this vendor.
The Company incurs costs for company-related chartered aircraft fees for the use of the CEO’s private plane. In the six months ended June 30, 2015 and 2014, the Company made payments of $0.7 million and zero, respectively.
In 2013, the Company entered into a three-year agreement with a company affiliated with the son of one of the members of the Company's Board of Directors to acquire certain naming rights to a sprint kart race track. As consideration for these naming rights, the Company would pay a total of $0.5 million in installments beginning in October 2013 over the naming rights period. As of June 30, 2015, the Company has made cumulative payments of $0.4 million and also provided 100 GoPro capture devices at no cost each year over the term of the agreement.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

In the second quarter of 2013, the Company loaned one of its executive officers $0.2 million pursuant to a demand payment loan that did not bear interest, which was fully repaid in March 2014.
See Note 5, "Stockholders' Equity" for information regarding CEO RSUs and common stock contributed by the CEO back to the Company.

9. Commitments, contingencies and guarantees
The following table summarizes the Company’s contractual commitments as of June 30, 2015:

(in thousands)	Total	1 year (remaining 6 months in 2015)	2-3 years (2016 and 2017)	4-5 years (2018 and 2019)	More than 5 years (beyond 2019)
Operating leases(1)	$56,489	$7,409	$29,280	$17,044	$2,756
Sponsorship commitments(2)	13,025	4,806	8,219	—	—
Other contractual commitments(3)	5,987	1,491	4,496	—	—
Capital equipment purchase commitments(4)	10,354	10,354	—	—	—
Total contractual cash obligations	$85,855	$24,060	$41,995	$17,044	$2,756

(1)	The Company leases its facilities under long-term operating leases, which expire at various dates through 2019.

(2)	The Company sponsors sporting events, resorts and athletes as part of its marketing efforts. In many cases, the Company enters into multi-year agreements with event organizers, resorts and athletes.

(3)	The Company purchases software licenses and engages outside consultants to assist with upgrading or implementing its financial and IT systems, which require payments over multiple years.

(4)
The Company enters into contracts to acquire equipment for tooling and molds as part of its manufacturing operations. In addition, the Company incurs purchase commitments related to the manufacturing of its point-of-purchase (POP) displays by third parties.

Rent expense was $2.5 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively, and $4.9 million and $3.2 million for the six months ended June 30, 2015 and 2014, respectively.
Legal proceedings
From time to time, the Company is involved in legal proceedings in the ordinary course of business. The Company believes that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on the results of operations, financial condition or cash flows of the Company.
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. As of June 30, 2015, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Product warranty
The following table summarizes the warranty liability activity:

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Beginning balances	$8,969	$2,551	$6,405	$3,870
Charged to cost of revenue	5,309	3,928	11,353	4,200
Settlements of warranty claims	(5,559)	(1,801)	(9,039)	(3,392)
Ending balances	$8,719	$4,678	$8,719	$4,678
At June 30, 2015, $8.3 million of the warranty liability was recorded as an element of accrued liabilities and $0.4 million was recorded as an element of other long-term liabilities. As of December 31, 2014, $6.0 million of the warranty liability was recorded as an element of accrued liabilities and $0.4 million was recorded as an element of other long-term liabilities.

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
The Company had the following customers who represented 10% or more of its net accounts receivable balance:

	June 30, 2015	December 31, 2014
A	19%	17%
B	15%	*
C	11%	14%
D	*	11%
* Less than 10% of total accounts receivable for the period indicated
The Company sold accounts receivables, without recourse, of $50.4 million and $37.9 million in the three months ended June 30, 2015 and 2014, respectively, and $85.7 million and $69.2 million in the six months ended June 30, 2015 and 2014, respectively, to a third-party banking institution. Factoring fees of $0.4 million and $0.3 million in the three months ended June 30, 2015 and 2014, respectively and $0.7 million and $0.6 million in the six months ended June 30, 2015 and 2014, respectively, were included in other expense, net.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Customers with revenue equal to or greater than 10% of total revenue were as follows:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
A	16%	17%	14%	15%
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
Geographic and other information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Americas	$212,350	$152,710	$392,443	$277,876
Europe, Middle East and Africa (EMEA)	137,186	67,043	276,265	151,217
Asia and Pacific area countries (APAC)	70,383	24,852	114,320	51,228
	$419,919	$244,605	$783,028	$480,321
Revenue in the United States, which is included in the Americas geographic region, was $189.1 million and $132.7 million for the three months ended June 30, 2015 and 2014, respectively, and $344.4 million and $243.3 million for the six months ended June 30, 2015 and 2014, respectively. During the three months ended December 31, 2014, the Company reclassified four countries it had previously included in the APAC geographical region to now be included in the EMEA geographical region. This caused $8.3 million of revenue to be reclassified from the APAC region to the EMEA region for the six months ended June 30, 2014. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of June 30, 2015 and December 31, 2014, long-lived assets, which represent gross property and equipment, located outside the United States, primarily in China, were $43.5 million and $25.4 million, respectively.

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
Overview
GoPro is transforming the way consumers capture, manage, share and enjoy meaningful life experiences. We do this by enabling people to capture compelling, immersive photo and video content of themselves participating in their favorite activities. The volume and quality of their shared GoPro content, coupled with their enthusiasm for our brand, are virally driving awareness and demand for our products. We sell capture devices and also mountable and wearable accessories that enable professional quality capture at affordable prices, and to date these products have generated substantially all of our revenue. In addition, we enhance our product offering by providing GoPro App and GoPro Studio, free software solutions to consumers that address the pain points of managing, editing and sharing content.
We sell our products both directly and through distributors. Our direct channel includes big box, mid-market and independent specialty retailers, as well as our website. We use our distribution channel to sell both domestically and internationally and into certain specialty markets.
Second quarter 2015 highlights
We recorded second quarter revenue of $419.9 million and net income of $35.0 million, an increase of 72% and 277%, respectively, compared to the same period in 2014. Our growth was enabled by strong demand for our current HERO4 family and HERO capture devices and the overall expanding market acceptance of our products. During the second quarter of 2015, we introduced the HERO+ LCD to our HERO line of capture devices, which began shipping in May 2015, and the HERO4 Session, which began shipping in late June 2015. As of June 30, 2015, our products were sold to customers in more than 100 countries and through more than 40,000 retail outlets. Sales outside of the United States represented 55% and 46% of our revenue for the second quarters of 2015 and 2014, respectively, and 56% and 49% of our revenue for the first six months of 2015 and 2014, respectively.
Key business metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Key business metrics:
Units shipped	1,647	854	2,989	1,706
Adjusted EBITDA	$75,349	$25,724	$131,856	$54,351
Non-GAAP net income	$50,715	$11,774	$86,334	$26,056

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

•
Adjusted EBITDA.  Adjusted EBITDA represents net income (loss) adjusted to exclude the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, point-of-purchase (POP) display amortization, and stock-based compensation.

•
Non-GAAP net income. Non-GAAP net income represents net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, and taxes related to the tax effect of these adjustments. Acquisition-related costs include the amortization of acquired intangible assets as well as third-party transaction costs incurred for legal and other professional services.

We use the non-GAAP financial measures of Adjusted EBITDA and non-GAAP net income to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. We believe that Adjusted EBITDA and non-GAAP net income provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. You should consider Adjusted EBITDA and non-GAAP net income alongside other financial performance measures, including our financial results presented in accordance with GAAP.
The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss)	$35,031	$(19,841)	$51,783	$(8,792)
Income tax expense	11,229	1,639	14,501	5,521
Interest expense, net	155	1,390	220	2,725
Depreciation and amortization	6,422	4,177	11,791	7,988
Point-of-purchase (POP) display amortization	4,323	4,166	8,871	8,679
Stock-based compensation	18,189	34,193	44,690	38,230
Adjusted EBITDA	$75,349	$25,724	$131,856	$54,351

The following table presents a reconciliation of net income to non-GAAP net income:

	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss)	$35,031	$(19,841)	$51,783	$(8,792)
Stock-based compensation	18,189	34,193	44,690	38,230
Acquisition-related costs	1,518	276	1,860	560
Income tax adjustments	(4,023)	(2,854)	(11,999)	(3,942)
Non-GAAP net income	$50,715	$11,774	$86,334	$26,056
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

Consolidated statements of operations data:	Three months ended		Six months ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$419,919	$244,605	$783,028	$480,321
Cost of revenue(1)	225,579	141,736	424,955	280,938
Gross profit	194,340	102,869	358,073	199,383
Operating expenses:
Research and development(1)	58,453	34,663	107,890	63,402
Sales and marketing(1)	63,494	43,701	119,863	85,042
General and administrative(1)	26,255	41,171	61,914	51,049
Total operating expenses	148,202	119,535	289,667	199,493
Operating income (loss)	46,138	(16,666)	68,406	(110)
Other income (expense), net	122	(1,536)	(2,122)	(3,161)
Income before income taxes	46,260	(18,202)	66,284	(3,271)
Income tax expense	11,229	1,639	14,501	5,521
Net income (loss)	$35,031	$(19,841)	$51,783	$(8,792)

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$350	$154	$633	$322
Research and development	3,710	1,657	7,245	3,058
Sales and marketing	2,932	1,654	5,998	3,068
General and administrative	11,197	30,728	30,814	31,782
Total stock-based compensation expense	$18,189	$34,193	$44,690	$38,230

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	100%	100%	100%	100%
Cost of revenue	54	58	54	58
Gross profit	46	42	46	42
Operating expenses:
Research and development	14	14	14	13
Sales and marketing	15	18	15	18
General and administrative	6	17	8	11
Total operating expenses	35	49	37	42
Operating income (loss)	11	(7)	9	—
Other income (expense), net	—	—	—	(1)
Income before income taxes	11	(7)	9	(1)
Income tax expense	3	1	2	1
Net income (loss)	8%	(8)%	7%	(2)%

Revenue

	Three months ended				Six months ended
(dollars in thousands)	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change
Revenue	$419,919	$244,605	$175,314	72%	$783,028	$480,321	$302,707	63%

Americas	$212,350	$152,710	$59,640	39%	$392,443	$277,876	$114,567	41%
EMEA	137,186	67,043	70,143	105%	276,265	151,217	125,048	83%
APAC	70,383	24,852	45,531	183%	114,320	51,228	63,092	123%
Total revenue	$419,919	$244,605	$175,314	72%	$783,028	$480,321	$302,707	63%
Revenue in the second quarter and the first six months of 2015 increased $175.3 million, or 72%, and $302.7 million, or 63%, compared to the same periods in 2014. The year-over-year growth was driven primarily by continued strong demand for our HERO4 Silver and Black capture devices, and to a lesser extent, the release of our new HERO+ LCD and HERO4 Session capture devices. Units shipped increased 93% to 1.6 million in the second quarter of 2015 from 0.9 million in the same period in 2014. Revenue increased in each of our primary geographical regions of the Americas, APAC, and EMEA in both the second quarter and the first six months of 2015 compared to the same periods in 2014.
We expect revenue to increase in the third quarter of 2015 compared to the same quarter of 2014 and second quarter of 2015.

Cost of revenue, gross profit and gross profit margin

	Three months ended				Six months ended
(dollars in thousands)	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change
Cost of revenue	$225,579	$141,736	$83,843	59%	$424,955	$280,938	$144,017	51%
Gross profit	$194,340	$102,869	$91,471	89%	$358,073	$199,383	$158,690	80%
Gross profit margin	46.3%	42.1%			45.7%	41.5%
Gross profit margin in the second quarter and the first six months of 2015 increased to 46.3% and 45.7%, respectively, from 42.1% and 41.5% in the same periods in 2014. The increase in both periods was primarily due to a favorable mix shift to the higher margin HERO4 Black and Silver capture devices.  Gross product margin will fluctuate in the future based upon product, distributor, and geographical mix.
Operating expenses

	Three months ended				Six months ended
(dollars in thousands)	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change
Research and development	$58,453	$34,663	$23,790	69%	$107,890	$63,402	$44,488	70%
Sales and marketing	63,494	43,701	19,793	45%	119,863	85,042	34,821	41%
General and administrative	26,255	41,171	(14,916)	36%	61,914	51,049	10,865	21%
Total operating expenses	$148,202	$119,535	$28,667	24%	$289,667	$199,493	$90,174	45%
Total operating expenses represented 35% and 37% of revenue for the second quarter and first six months of 2015, respectively, compared to 49% and 42% for the same periods in 2014, respectively.
Research and development expenses in the second quarter and the first six months of 2015 increased $23.8 million and $44.5 million, respectively, compared to the same periods in 2014. The increases in both periods were primarily attributable to increases in personnel-related costs of $9.6 million and $17.8 million, respectively, resulting from a 76% growth in employee headcount from June 30, 2014 to June 30, 2015, as well as increases in consulting and outside professional service costs of $9.2 million and $14.5 million, respectively, and increases in allocated facilities, depreciation and other supporting overhead expenses of $2.1 million and $5.0 million, respectively. Stock-based compensation expenses increased $2.1 million and $4.2 million in the second quarter and the first six months of 2015, respectively. These higher expenses were primarily driven by investments to support the development of our next generation of devices, content enabling software solutions, and other new products and technologies, including quadcopters.
Sales and marketing expenses in the second quarter and the first six months of 2015 increased $19.8 million and $34.8 million, respectively, compared to the same periods in 2014. The increases in both periods were primarily attributable to increases in personnel-related costs of $6.7 million and $11.9 million, respectively, resulting from a 69% growth in employee headcount from June 30, 2014 to June 30, 2015, as well as increases in advertising and promotional activity costs associated with our new product launches of $6.7 million and $9.8 million, respectively, and increases in consulting and outside professional service costs of $1.2 million and $3.3 million, respectively. Stock-based compensation expenses increased $1.3 million and $2.9 million in the second quarter and first six months of 2015, respectively.
General and administrative expenses in the second quarter and the first six months of 2015 decreased $14.9 million and increased $10.9 million, respectively, compared to the same periods in 2014. Stock-based compensation decreased $19.5 million and $1.0 million in the second quarter and first six months of 2015, respectively, primarily due to the timing of expense attributable to the issuance of 4.5 million RSUs to our CEO in June 2014 and the achievement of certain market conditions in January 2015. (See Note 5 "Stockholders' Equity" of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.) Additionally, personnel-related costs increased $1.8 million and $5.5 million in the second quarter and first six months of 2015, respectively, resulting from a 47% growth in employee headcount from June 30, 2014 to June 30, 2015.
We expect total operating expenses to increase in absolute dollars in the third quarter of 2015, compared to the the third quarter in 2014 and second quarter of 2015, with a majority of the increase occurring in research and development and sales and marketing.
Provision for income taxes

	Three months ended				Six months ended
(dollars in thousands)	June 30, 2015	June 30, 2014	$ Change	% Change	June 30, 2015	June 30, 2014	$ Change	% Change
Income tax expense	$11,229	$1,639	$9,590	585%	$14,501	$5,521	$8,980	163%
Effective tax rate	24.3%	(9.0)%			21.9%	(168.8)%
Income tax expense in the second quarter and the first six months of 2015 increased $9.6 million and $9.0 million, respectively, compared to the same periods in 2014, primarily due to higher worldwide pre-tax income. The negative tax rates for the same periods in 2014 were primarily attributable to the impact of net losses that are not benefited, foreign withholding taxes, and non-deductible stock based compensation offset, in part, by research tax credits. Our provision for income taxes in each period has differed from the tax computed at the U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, non-deductible acquisition-related costs and adjustments to unrecognized tax benefits. (See Note 7 "Income Taxes" of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.)

Liquidity and Capital Resources
As of June 30, 2015, our principal sources of liquidity were our cash and cash equivalents of $338.0 million and marketable securities of $179.0 million. Our cash equivalents and marketable securities are comprised primarily of money market funds, U.S. treasury securities, U.S. agency securities, commercial paper and corporate debt securities. As of June 30, 2015, $84.2 million of cash was held by our foreign subsidiaries.  We do not presently anticipate a need to repatriate these funds for use in our domestic operations, but if we were to do so, any such repatriated cash and cash equivalents could be subject to U.S. income taxes, less any previously paid foreign income taxes.
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

Cash flows
The following table sets forth the major components of our consolidated statements of cash flows data for the periods presented:

	Six months ended
(in thousands)	June 30, 2015	June 30, 2014	Percent Change
Net cash provided by operating activities	$132,141	$6,749	1,858%
Net cash used in investing activities	$(156,855)	$(15,569)	907%
Net cash provided by financing activities	$44,375	$12,289	261%
Cash flows from operating activities
Cash flow provided by operating activities of $132.1 million during the first six months of 2015 was comprised of $51.8 million in net income, adjusted for $52.8 million of certain non-cash items (including share-based compensation expense of $44.7 million), and cash inflow of $27.6 million that resulted from the effect of changes in working capital and other carrying balances. The increase in cash flow from operating activities of $125.4 million during the first six months of 2015 compared to the same period in 2014 was primarily due to a $60.6 million increase in net income, as adjusted for the non-cash items described above, as well as favorable changes of $57.8 million in working capital accounts.
Cash flows from investing activities
Our primary investing activities consisted of purchases and sales of marketable securities, purchases of property and equipment, and business acquisitions. Cash used in investing activities was $156.9 million during the first six months of 2015 and resulted from $112.3 million for purchases of marketable securities, $21.3 million for purchases of property and equipment, and $57.7 million for business acquisitions, partially offset by $34.4 million for net sales and maturities of marketable securities. Cash used in investing activities was $15.6 million during the first six months of 2014 and resulted from $12.7 million for purchases of property and equipment and $3.2 million for business acquisitions. The increase in cash outflow in 2015 was primarily due to purchases of marketable securities and business acquisition activity. We did not hold any marketable securities during the six months ended June 30, 2014.
Cash flows from financing activities
Our primary financing activities consisted of issuances of securities under our common stock plans. Cash provided by financing activities was $44.4 million during the first six months of 2015 and resulted from $21.5 million in proceeds received from employee stock option exercises and stock purchases made through our ESPP, as well as $28.1 million of excess tax benefit from stock award activities. Cash used by financing activities was $12.3 million during the first six months of 2014, which primarily resulted from $20.9 million of excess tax benefit partially offset by $6.0 million for the repayment of debt. The increase in cash flow in 2015 was primarily due to proceeds from the issuance of shares under our common stock plans, including the first purchase under our ESPP in February 2015.

Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations and off-balance sheet arrangements at June 30, 2015, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in Note 9 "Commitments, Contingencies and Guarantees," of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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
We believe that our accounting policies and estimates associated with revenue recognition (including sales incentives), inventory, POP displays, warranty, income taxes, goodwill, acquired intangible assets and other long-lived assets, and stock-based compensation are critical to understanding our historical and future performance as these policies involve a high degree of judgment and complexity. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates during the six months ended June 30, 2015. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign currency risk
To date, a majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had insignificant foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States incur a portion of their operating expenses in foreign currencies, principally the Euro and the Hong Kong Dollar. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow our operations, or if foreign currency held in our U.S. dollar functional currency entities increases, our exposure to foreign currency risk could become more significant. To date, we have not entered into any foreign currency exchange contracts. We analyzed our foreign currency exposure to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift.
Interest rate risk
Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are comprised primarily of money market funds, U.S. treasury securities, U.S. agency securities, commercial paper and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates would result in a decrease of approximately $13 million in the fair value of our available-for-sale securities as of June 30, 2015.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on their evaluation as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In the second quarter of 2015, the Company and e.Digital Corporation reached a settlement agreement regarding patent infringement litigation filed against the Company in December 2012. The settlement did not have a material impact on the Company's financial statements.
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

Period	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2015	$—	$—	$—	$—
May 1 - 31, 2015	—	—	—	—
June 1 - 30, 2015(1)	51,597	$58.93	—	—
Total	$51,597	$58.93	$—	$—

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

GoPro, Inc.
(Registrant)

Dated:	July 21, 2015	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	July 21, 2015	By: /s/ Jack Lazar
Jack Lazar Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amendment to Contribution Agreement dated December 28, 2011 by and between Nicholas Woodman and the Registrant					X
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.