Form 10-Q
period 2015-09-30
GoPro, Inc.
filed 2015-10-29
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
As of September 30, 2015, there were 101,654,028 shares of the Registrant’s Class A common stock outstanding and 35,869,701 shares of the Registrant’s Class B common stock outstanding.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par value)	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$279,969	$319,929
Marketable securities	233,133	102,327
Accounts receivable, net	120,666	183,992
Inventory	289,521	153,026
Prepaid expenses and other current assets	79,976	63,769
Total current assets	1,003,265	823,043
Property and equipment, net	67,644	41,556
Intangible assets, net	32,547	2,937
Goodwill	57,095	14,095
Other long-term assets	48,730	36,060
Total assets	$1,209,281	$917,691

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$159,901	$126,240
Accrued liabilities	166,116	115,775
Deferred revenue	13,095	14,022
Income taxes payable	6,630	2,732
Total current liabilities	345,742	258,769
Other long-term liabilities	32,849	17,718
Total liabilities	378,591	276,487

Commitments, contingencies and guarantees (see Note 9)

Stockholders’ equity:
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized,101,654 and 52,091 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; 150,000 Class B shares authorized, 35,870 and 77,023 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	651,904	533,000
Retained earnings	178,786	108,204
Total stockholders’ equity	830,690	641,204
Total liabilities and stockholders’ equity	$1,209,281	$917,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue	$400,340	$279,971	$1,183,368	$760,292
Cost of revenue	213,710	155,932	638,665	436,870
Gross profit	186,630	124,039	544,703	323,422
Operating expenses:
Research and development	67,372	42,376	175,262	105,778
Sales and marketing	66,427	48,109	186,290	133,151
General and administrative	25,195	20,097	87,109	71,146
Total operating expenses	158,994	110,582	448,661	310,075
Operating income	27,636	13,457	96,042	13,347
Other expense, net	(363)	(1,784)	(2,485)	(4,945)
Income before income taxes	27,273	11,673	93,557	8,402
Income tax expense (benefit)	8,474	(2,947)	22,975	2,574
Net income	$18,799	$14,620	$70,582	$5,828

Less: net income allocable to participating securities	—	(36)	—	(1,022)
Net income attributable to common stockholders—basic	$18,799	$14,584	$70,582	$4,806
Add: net income allocable to dilutive participating securities	—	1	—	10
Net income attributable to common stockholders—diluted	$18,799	$14,585	$70,582	$4,816

Net income per share attributable to common stockholders:
Basic	$0.14	$0.12	$0.53	$0.05
Diluted	$0.13	$0.10	$0.48	$0.04
Weighted-average shares used to compute net income per share attributable to common stockholders:
Basic	135,800	125,713	133,755	96,905
Diluted	146,055	145,186	147,201	115,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
(in thousands)	September 30, 2015	September 30, 2014

Operating activities:
Net income	$70,582	$5,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,385	12,769
Stock-based compensation	62,560	52,143
Excess tax benefit from stock-based compensation	(32,550)	(23,592)
Foreign currency remeasurement and transaction losses	2,033	—
Deferred income taxes	(6,888)	(3,808)
Other	2,400	1,608
Changes in operating assets and liabilities:
Accounts receivable, net	63,348	28,106
Inventory	(136,294)	(5,020)
Prepaids and other assets	(20,027)	(25,842)
Accounts payable and other liabilities	113,141	11,325
Deferred revenue	(927)	215
Net cash provided by operating activities	136,763	53,732

Investing activities:
Purchases of property and equipment, net	(32,326)	(22,566)
Purchases of marketable securities	(207,186)	—
Sales and maturities of marketable securities	74,491	—
Acquisitions, net of cash acquired	(65,405)	(3,200)
Net cash used in investing activities	(230,426)	(25,766)

Financing activities:
Proceeds from issuance of common stock, net of repurchases	35,495	203,228
Taxes paid related to net share settlement of equity awards	(11,688)	—
Excess tax benefit from stock-based compensation	32,550	23,592
Payment of deferred public offering and debt issuance costs	(903)	(4,447)
Repayment of debt	—	(114,000)
Net cash provided by financing activities	55,454	108,373
Effect of exchange rate changes on cash and cash equivalents	(1,751)	—
Net increase (decrease) in cash and cash equivalents	(39,960)	136,339
Cash and cash equivalents at beginning of period	319,929	101,410
Cash and cash equivalents at end of period	$279,969	$237,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Business overview
GoPro, Inc. (GoPro or the Company) makes mountable and wearable cameras and accessories, which the Company refers to as capture devices. GoPro also develops and provides free software solutions, the GoPro App (mobile) and GoPro Studio (desktop), that help consumers create, manage, and share GoPro content. The Company’s capture devices are sold globally through retailers, wholesale distributors, and on the Company’s website. The Company's global corporate headquarters are located in San Mateo, California.

2. Summary of significant accounting policies
Basis of presentation
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
Principles of consolidation
The condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to GoPro, Inc. and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions in several areas, including those related to: revenue recognition (including sales returns, web-based sale deliveries at period-end, implied post contract support, and marketing allowances), collectability of accounts receivable, stock-based compensation, inventory valuation, product warranty liabilities, the valuation and useful lives of intangible assets and property and equipment, goodwill, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Comprehensive income
For all periods presented, comprehensive income approximated net income. Therefore, the condensed consolidated statements of comprehensive income have been omitted from the condensed consolidated financial statements.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Prior period reclassifications
Reclassifications of certain prior period amounts in the condensed consolidated financial statements have been made to conform to the current period presentation.
Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers, which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products and services are transferred to customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (ASU 2015-14), which defers the effective date by one year while providing the option to adopt the standard on the original effective date. Accordingly, the Company may adopt the standard either in its first quarter of 2017 or its first quarter of 2018 and it can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the timing and the impact the adoption of ASU 2014-09 will have on the Company's consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), which amends the existing guidance for business combinations. Under the updated guidance, the acquirer in a business combination is required to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This new standard will become effective for the Company on January 1, 2016, and will be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update. The Company is currently evaluating the impact the adoption of ASU 2015-16 will have on the Company's consolidated financial statements.

3. Condensed consolidated financial statement details
Inventory
Inventory consisted of the following:

(in thousands)	September 30, 2015	December 31, 2014
Components	$14,478	$4,324
Finished goods	275,043	148,702
Total inventory	$289,521	$153,026

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Property and equipment, net
Property and equipment, net consisted of the following:

(in thousands)	Useful life (in years)	September 30, 2015	December 31, 2014
Leasehold improvements	3–7	$24,050	$22,787
Computers, software, equipment and furniture	2–4	42,936	24,636
Tooling	1–2	19,876	16,159
Construction in progress		19,507	3,944
Tradeshow equipment and other	2-5	4,016	3,830
Total		110,385	71,356
Less: Accumulated depreciation and amortization		(42,741)	(29,800)
Property and equipment, net		$67,644	$41,556

Construction in progress includes costs primarily related to construction of leasehold improvements to the Company's office facilities. No interest was capitalized during the three and nine months ended September 30, 2015 and 2014.
Acquisitions and acquired intangible assets and goodwill
During the nine months ended September 30, 2015, the Company completed several acquisitions qualifying as business combinations for aggregate consideration of $70.2 million, most of which was cash consideration. These acquisitions were not material to the Company's condensed consolidated financial statements, either individually or in the aggregate, and therefore actual and proforma disclosures under the applicable accounting guidance have not been presented.
The following table summarizes the preliminary allocation of the fair values of the assets acquired and liabilities assumed, and the related useful lives, where applicable:

(in thousands)	Estimated useful life (in years)	Fair value
Purchased technology	4 - 6 years	$25,676
In-process research and development (IPR&D)		6,600
Net liabilities assumed		(353)
Deferred income tax liabilities		(4,676)
Net assets acquired		27,247
Goodwill		43,000
Total fair value consideration		$70,247
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is primarily attributable to expected synergies in the technologies that can be leveraged by the Company in future product offerings. Goodwill is not expected to be deductible for tax purposes.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

The following table summarizes the Company's acquired intangible assets:

	September 30, 2015			December 31, 2014
(in thousands)	Gross carrying amount	Accumulated amortization	Net carrying value	Net carrying value
Purchased technology and other amortizable assets	$32,951	$(7,019)	$25,932	$2,922
IPR&D and other non-amortizable assets	6,615	—	6,615	15
Total intangible assets	$39,566	$(7,019)	$32,547	$2,937

As of September 30, 2015, technological feasibility has not been established for IPR&D assets; they have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.

Amortization expense for the nine months ended September 30, 2015 and 2014 was $2.7 million and $0.8 million, respectively. Estimated amortization expense for future periods as of September 30, 2015, is as follows:

(in thousands)	Total
Year ending December 31,
Remainder of 2015	$1,521
2016	5,956
2017	5,172
2018	4,779
2019	4,269
Thereafter	4,235
$25,932
The carrying amount of goodwill was $57.1 million and $14.1 million as of September 30, 2015 and December 31, 2014, respectively. The increase during the nine months ended September 30, 2015 was entirely attributable to goodwill acquired. The Company did not have any goodwill impairments during the periods presented.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

4. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	September 30, 2015			December 31, 2014
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$12,173	$—	$12,173	$80,968	$—	$80,968
Corporate debt securities	—	100	100	—	2,000	2,000
Total cash equivalents	$12,173	$100	$12,273	$80,968	$2,000	$82,968
Marketable securities:
U.S. treasury securities	$3,014	$—	$3,014	$1,994	$—	$1,994
U.S. agency securities	—	19,565	19,565	—	7,020	7,020
Commercial paper	—	997	997	—	2,497	2,497
Corporate debt securities	—	197,554	197,554	—	—	—
Municipal securities	—	12,003	12,003	—	90,816	90,816
Total marketable securities	$3,014	$230,119	$233,133	$1,994	$100,333	$102,327
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, in addition to cash of $267.7 million and $237.0 million, respectively.
The Company classifies its cash equivalents and marketable securities as Level 1 or Level 2 within the fair value hierarchy. The fair value of Level 1 financial instruments, which are traded in active markets, is based on quoted market prices for identical instruments. The fair value of Level 2 financial instruments is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments or model driven valuations using observable market data or inputs corroborated by observable market data. The Company's procedures include controls to ensure that appropriate fair values are recorded, including comparing the fair values obtained from the Company's pricing service against fair values obtained from other independent sources. At September 30, 2015 and December 31, 2014, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity. During the nine months ended September 30, 2015, the Company had no transfers of financial assets between levels.
At September 30, 2015 and December 31, 2014, the amortized cost of the Company's cash equivalents and marketable securities approximated their fair value and there were no material unrealized gains/(losses) either individually or in total.
At September 30, 2015, $134.6 million of the Company's marketable securities had a contractual maturity of one year or less and $98.5 million had a contractual maturity of one to two years.

5. Stockholders' equity
Stock repurchase program
On September 30, 2015, the Company's Board of Directors authorized a program to repurchase up to $300 million of the Company's Class A common stock. The repurchase program, which expires in September 2016, does not obligate the Company to acquire any specific number of shares and may be discontinued at any time by the Board of Directors. Share repurchases under the program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise, including under plans complying with both Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The Company has not repurchased any shares under the program.
Stock contributions

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

In the second quarter of 2015, the CEO contributed an aggregate 4,858,180 shares of Class B common stock to the Company without consideration per the terms of a Contribution Agreement dated December 28, 2011, and amended on May 11, 2015.  Under the original Contribution Agreement, the CEO agreed to contribute back to the Company from time-to-time the same number of shares of common stock as are issued to a certain Company employee upon the exercise of certain stock options held by such employee.  Pursuant to this agreement, the CEO contributed back to the Company 180,000 shares of Class B common stock in April 2015.  In May 2015, the CEO contributed back to the Company 4,678,180 shares of Class B common stock pursuant to the amended agreement, representing all of the then remaining shares subject to the contribution obligations. All of the shares contributed by the CEO were retired in the second quarter of 2015.
Equity incentive plans
The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan), and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 plan continue to be subject to the terms and conditions of the 2010 Plan. The 2014 Plan serves as the successor to the 2010 Plan and provides for the granting of incentive and nonqualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs), stock appreciation rights, stock bonus awards, and performance awards to qualified employees, non-employee directors, and consultants. Options granted under the 2014 Plan generally expire within 10 years from the date of grant and generally vest over four years. Options with performance or market-based conditions are generally subject to a required service period along with the performance or market condition. RSUs granted under the 2014 Plan generally vest annually over a four year period based upon continued service and are settled at vesting in shares of the Company's Class A common stock. The ESPP allows eligible employees to purchase shares of the Company's Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market values of the stock as of the first date or the ending date of each six-month offering periods. For additional information regarding the Company's equity incentive plans, please refer to the footnotes to the audited financial statements contained in its 2014 Annual Report.
Stock option activity
A summary of the Company’s stock option activity and related information is as follows:

	Options outstanding
(shares in thousands)	Shares	Weighted- average exercise price	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2014:	25,134	$6.62	$1,425,339
Granted	527	47.37
Exercised	(12,027)	1.97
Forfeited/Cancelled	(249)	18.65
Outstanding at September 30, 2015:	13,385	$12.19	$276,067

Exercisable at September 30, 2015	8,258	$5.48	$214,083
Vested and expected to vest at September 30, 2015	13,127	$11.94	$273,232
At September 30, 2015, there was $54.6 million of unearned stock-based compensation expense related to unvested options, which is expected to be amortized over a weighted average period of 2.31 years.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Restricted stock units
A summary of the Company’s RSU activity is as follows:

(shares in thousands)	Shares	Weighted- average grant date fair value
Non-vested shares at December 31, 2014	4,307	$21.98
Granted	1,525	52.93
Vested	(1,372)	16.53
Forfeited	(52)	69.51
Non-vested shares at September 30, 2015	4,408	$33.82
In June 2014, the Company granted an award of 4.5 million RSUs to the Chief Executive Officer (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to both a market-based condition and a service condition. In January 2015, the market-based condition was achieved and the Company recorded stock-based compensation expense of $4.3 million and $26.1 million during the three and nine months ended September 30, 2015.
At September 30, 2015, there was $107.3 million of unearned stock-based compensation related to RSUs (including $10.2 million related to the CEO RSUs), which is expected to be amortized over a weighted average period of 2.51 years.
Employee stock purchase plan
During the nine months ended September 30, 2015, employees purchased an aggregate of 436,924 shares under the ESPP at a price of $26.88 per share. During the three and nine months ended September 30, 2015, the Company recorded $1.0 million and $3.0 million of stock-based compensation expense related to the ESPP. At September 30, 2015, there was $1.7 million of unearned stock-based compensation related to the Company’s ESPP, which is expected to be recognized over 0.37 years.
Stock-based compensation expense
The Company measures compensation expense for all stock-based payment awards, including stock options, RSUs, and purchases under the Company's ESPP, based on the estimated fair values on the date of the grant. The fair value of stock options granted and purchases under the Company's ESPP is estimated using the Black-Scholes option pricing model. The fair value of RSUs is determined using the Company's stock price on the date of grant. There have been no significant changes in the Company’s valuation assumptions for measuring compensation expense from those disclosed in the footnotes to the audited financial statements contained in its 2014 Annual Report.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

Total stock-based compensation expense recognized was as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Stock-based compensation expense:
Cost of revenue	$410	$233	$1,043	$555
Research and development	4,872	2,428	12,117	5,486
Sales and marketing	3,516	3,225	9,514	6,293
General and administrative	9,072	8,027	39,886	39,809
Total stock-based compensation expense	17,870	13,913	62,560	52,143
Total tax benefit recognized	(7,323)	(2,949)	(22,867)	(14,774)
Decrease in net income	$10,547	$10,964	$39,693	$37,369

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

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

The following table presents the calculations of basic and diluted net income per share attributable to common stockholders:

	Three months ended September 30,				Nine months ended September 30,
(in thousands, except per share data)	2015		2014		2015		2014
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$13,849	$4,950	$2,395	$12,225	$46,561	$24,021	$417	$5,411
Less: net income allocable to participating securities	—	—	(6)	(30)	—	—	(73)	(949)
Net income attributable to common stockholders—basic	13,849	4,950	2,389	12,195	46,561	24,021	344	4,462
Add: net income allocable to dilutive participating securities	—	—	1	4	—	—	10	130
Reallocation of net income as a result of conversion of Class B to Class A shares	4,950		12,195	—	24,021		4,462	—
Reallocation of net income to Class B shares	—	960	—	—	—	4,215	—	—
Net income attributable to common stockholders—diluted	$18,799	$5,910	$14,585	$12,199	$70,582	$28,236	$4,816	$4,592

Denominator:
Weighted-average common shares—basic	100,040	35,760	20,597	105,116	88,234	45,521	6,941	89,964
Conversion of Class B to Class A common stock outstanding	35,760	—	105,116	—	45,521	—	89,964	—
Effect of potentially dilutive shares	10,255	10,159	19,473	19,317	13,446	13,366	18,673	18,621
Weighted-average common shares—diluted	146,055	45,919	145,186	124,433	147,201	58,887	115,578	108,585

Net income per share attributable to common stockholders:
Basic	$0.14	$0.14	$0.12	$0.12	$0.53	$0.53	$0.05	$0.05
Diluted	$0.13	$0.13	$0.10	$0.10	$0.48	$0.48	$0.04	$0.04
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Redeemable convertible preferred stock	—	—	—	20,237
Stock options, ESPP shares, and RSUs	2,373	366	1,993	2,871
Unvested restricted stock awards	—	308	2	376
	2,373	674	1,995	23,484

7. Income taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

effective tax rate, and if the estimated annual tax rate changes, the Company makes a cumulative adjustment in that quarter.

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income tax expense (benefit)	$8,474	$(2,947)	$22,975	$2,574
Effective tax rate	31.1%	(25.2)%	24.6%	30.6%
The higher income tax expense for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was primarily due to higher pre-tax income. The income tax benefit for the third quarter of 2014 was primarily attributable to the impact of net losses that are not benefited, foreign withholding taxes, and non-deductible stock based compensation offset, in part, by research tax credits. The Company's provision for income taxes in each period has differed from the tax computed at U.S. federal statutory income tax rate due to state taxes, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, and adjustments to unrecognized tax benefits.
The Company is currently under examination by the U.S. Internal Revenue Service for tax years 2012 and 2013 and the California Franchise Tax Board for tax years 2011 and 2012. At this time, the Company is not able to estimate the potential impact that these examinations may have on income tax expense. If the examinations are resolved unfavorably, they may have a material negative impact on the Company's results of operations.
At September 30, 2015 and December 31, 2014, the Company’s total amount of gross unrecognized tax benefits was $25.2 million and $16.6 million, respectively. If recognized, $23.6 million of the unrecognized tax benefits (net of federal benefit) at September 30, 2015 would be recorded as a reduction of the income tax provision in future periods. Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the completion of examinations by the U.S. or foreign taxing authorities, and the expiration of statute of limitations on the Company's tax returns. It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. However, the range of the reasonably possible change cannot be reliably estimated.

8. Related parties
The Company has agreements for certain contract manufacturing and engineering services with a vendor affiliated with one of the Company's investors. In the nine months ended September 30, 2015 and 2014, the Company made payments of $0.2 million and $11.9 million, respectively, for services rendered. The Company had no accounts payable associated with this vendor.
The Company incurs costs for company-related chartered aircraft fees for the use of the CEO’s private plane. In the nine months ended September 30, 2015 and 2014, the Company made payments of $0.9 million and $0.3 million, respectively.
In 2013, the Company entered into a three-year agreement, which was amended in August 2015, with a company affiliated with the son of one of the members of the Company's Board of Directors to acquire certain naming rights to a kart racing facility. As consideration for these naming rights, the Company would pay a total of $0.5 million over the three year period. As of September 30, 2015, the Company has made cumulative payments of $0.4 million and also provided 100 GoPro capture devices at no cost each year.
In 2013, the Company loaned one of its executive officers $0.2 million pursuant to a demand payment loan that did not bear interest, which was fully repaid in March 2014.
See Note 5, "Stockholders' Equity" for information regarding CEO RSUs and common stock contributed by the CEO back to the Company.

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

9. Commitments, contingencies and guarantees
The following table summarizes the Company’s contractual commitments as of September 30, 2015:

(in thousands)	Total	1 year (remaining 3 months in 2015)	2-3 years (2016 and 2017)	4-5 years (2018 and 2019)	More than 5 years (beyond 2019)
Operating leases(1)	$61,003	$4,121	$30,489	$18,979	$7,414
Sponsorship commitments(2)	11,277	2,694	8,571	12	—
Other contractual commitments(3)	5,337	841	4,496	—	—
Capital equipment purchase commitments(4)	10,048	10,048	—	—	—
Total contractual cash obligations	$87,665	$17,704	$43,556	$18,991	$7,414

(1)	The Company leases its facilities under long-term operating leases, which expire at various dates through 2023.

(2)	The Company sponsors sporting events, resorts and athletes as part of its marketing efforts. In many cases, the Company enters into multi-year agreements with event organizers, resorts and athletes.

(3)	The Company purchases software licenses and engages outside consultants to assist with upgrading or implementing its financial and IT systems, which require payments over multiple years.

(4)
The Company enters into contracts to acquire equipment for tooling and molds as part of its manufacturing operations. In addition, the Company incurs purchase commitments related to the manufacturing of its point-of-purchase (POP) displays by third parties.

Rent expense was $3.3 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively, and $8.2 million and $5.2 million for the nine months ended September 30, 2015 and 2014, respectively.
Legal proceedings
From time to time, the Company is involved in legal proceedings in the ordinary course of business. The Company believes that the outcome of any existing litigation, either individually or in the aggregate, will not have a material impact on the results of operations, financial condition or cash flows of the Company.
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. As of September 30, 2015, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
Product warranty
The following table summarizes the warranty liability activity:

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Beginning balances	$8,719	$4,678	$6,405	$3,870
Charged to cost of revenue	6,515	2,778	18,335	6,978
Settlements of warranty claims	(5,809)	(2,073)	(15,315)	(5,465)
Ending balances	$9,425	$5,383	$9,425	$5,383
At September 30, 2015, $9.1 million of the warranty liability was recorded as an element of accrued liabilities and $0.4 million was recorded as an element of other long-term liabilities. As of December 31, 2014, $6.0 million of the

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

warranty liability was recorded as an element of accrued liabilities and $0.4 million was recorded as an element of other long-term liabilities.

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
The Company had the following customers who represented 10% or more of its net accounts receivable balance:

	September 30, 2015	December 31, 2014
Customer A	17%	14%
Customer B	16%	17%
Customer C	12%	*
Customer D	10%	*
Customer E	*	11%
* Less than 10% of total accounts receivable for the period indicated
The Company sold accounts receivables, without recourse, of $55.1 million and $52.4 million in the three months ended September 30, 2015 and 2014, respectively, and $140.9 million and $121.6 million in the nine months ended September 30, 2015 and 2014, respectively, to a third-party banking institution. Factoring fees of $0.5 million and $0.5 million in the three months ended September 30, 2015 and 2014, respectively and $1.2 million and $1.1 million in the nine months ended September 30, 2015 and 2014, respectively, were included in other expense, net.
Customers with revenue equal to or greater than 10% of the Company's total revenue were as follows:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Customer A	14%	27%	14%	19%
Customer B	11%	*	*	*
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

GoPro, Inc.
Notes to condensed consolidated financial statements
(unaudited)

whom it outsources supply chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics.
Geographic and other information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Americas	$190,839	$204,893	$583,282	$482,769
Europe, Middle East and Africa (EMEA)	156,639	56,068	432,904	207,285
Asia and Pacific area countries (APAC)	52,862	19,010	167,182	70,238
	$400,340	$279,971	$1,183,368	$760,292
Revenue in the United States, which is included in the Americas geographic region, was $169.2 million and $185.6 million for the three months ended September 30, 2015 and 2014, respectively, and $513.6 million and $428.9 million for the nine months ended September 30, 2015 and 2014, respectively. During the three months ended December 31, 2014, the Company reclassified four countries it had previously included in the APAC geographical region to be included in the EMEA geographical region. This caused $13.4 million of revenue to be reclassified from the APAC region to the EMEA region for the nine months ended September 30, 2014. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of September 30, 2015 and December 31, 2014, long-lived assets, which represent gross property and equipment, located outside the United States, primarily in China, were $46.7 million and $25.4 million, respectively.

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
Third Quarter 2015 Highlights
We recorded third quarter revenue of $400.3 million and net income of $18.8 million, an increase of 43% and 29%, respectively, compared to the same period in 2014. Our business is generating significant cash with $136.8 million of cash from operations for the first nine months of 2015.  Our growth was enabled by strong consumer demand for our current HERO4 family and HERO capture devices and the overall expanded distribution of our products internationally. During the third quarter of 2015, we introduced the HERO4 Session and the HERO+ capture devices. As of September 30, 2015, our products were sold to customers in more than 100 countries and through more than 40,000 retail outlets. Sales outside of the United States represented 58% and 34% of our revenue for the third quarters of 2015 and 2014, respectively, and 57% and 44% of our revenue for the first nine months of 2015 and 2014, respectively.
Key Business Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Key business metrics:
Units shipped	1,593	1,089	4,582	2,795
Adjusted EBITDA	$56,721	$36,175	$188,577	$90,526
Non-GAAP net income	$36,626	$17,959	$122,960	$44,015
Non-GAAP diluted net income per share	$0.25	$0.12	$0.84	$0.31

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

•
Non-GAAP net income and earnings per share. Non-GAAP net income represents net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, and taxes related to the tax effect of these adjustments. Acquisition-related costs include the amortization of acquired intangible assets, as well as, third-party transaction costs for legal and other professional services. Non-GAAP earnings per share considers the conversion of the redeemable convertible preferred stock into shares of common stock as though the conversion had occurred at the beginning of the period and the initial public offering shares issued July 2014, as if they had been outstanding since the beginning of the period.

We use the non-GAAP financial measures of adjusted EBITDA, non-GAAP net income, and non-GAAP earnings per share to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. We believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. You should consider adjusted EBITDA, non-GAAP net income, and non-GAAP earnings per share alongside other financial performance measures, including our financial results presented in accordance with GAAP.
The following table presents a reconciliation of net income to adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$18,799	$14,620	$70,582	$5,828
Income tax expense (benefit)	8,474	(2,947)	22,975	2,574
Interest expense, net	140	1,284	360	4,009
Depreciation and amortization	7,594	4,781	19,385	12,769
POP display amortization	3,844	4,524	12,715	13,203
Stock-based compensation	17,870	13,913	62,560	52,143
Adjusted EBITDA	$56,721	$36,175	$188,577	$90,526

The following table presents a reconciliation of net income to non-GAAP net income:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$18,799	$14,620	$70,582	$5,828
Stock-based compensation	17,870	13,913	62,560	52,143
Acquisition-related costs	1,965	276	3,825	836
Income tax adjustments	(2,008)	(10,850)	(14,007)	(14,792)
Non-GAAP net income	$36,626	$17,959	$122,960	$44,015
The following table presents a reconciliation of the shares used in the calculation of non-GAAP diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
GAAP shares for diluted net income per share	146,055	145,186	147,201	115,578
Add: preferred shares conversion	—	—	—	20,237
Add: initial public offering shares	—	—	—	5,901
Non-GAAP shares for diluted net income per share	146,055	145,186	147,201	141,716
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
Investing in sales and marketing.  We intend to continue investing significant resources in our marketing, advertising and brand management efforts. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
Leveraging software, services, and entertainment content. We have and intend to continue to increase our investment in the development of software and services, as well as entertainment related initiatives.  We believe we have significant opportunities to establish new revenue streams from these software, services and entertainment investments. However, we do not have significant experience deriving revenue from the distribution of GoPro content, and we cannot be assured that these ongoing investments, which will occur before any material revenue contribution is received, will result in increased revenue or profitability.
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

Seasonality.  Historically, we have experienced the highest levels of revenue in the fourth quarter of the year, coinciding with the holiday shopping season in the United States and Europe. Timely and effective product introductions and forecasting, whether just prior to the holiday season or otherwise, are critical to our operations and financial performance. While we do anticipate seasonally stronger revenue in the fourth quarter of 2015, we expect that this revenue will represent a smaller percentage of our annual revenue as compared to that recorded in the fourth quarter of 2014.
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

Consolidated statements of operations data:	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2015	2014	2015	2014
Revenue	$400,340	$279,971	$1,183,368	$760,292
Cost of revenue(1)	213,710	155,932	638,665	436,870
Gross profit	186,630	124,039	544,703	323,422
Operating expenses:
Research and development(1)	67,372	42,376	175,262	105,778
Sales and marketing(1)	66,427	48,109	186,290	133,151
General and administrative(1)	25,195	20,097	87,109	71,146
Total operating expenses	158,994	110,582	448,661	310,075
Operating income	27,636	13,457	96,042	13,347
Other expense, net	(363)	(1,784)	(2,485)	(4,945)
Income before income taxes	27,273	11,673	93,557	8,402
Income tax expense (benefit)	8,474	(2,947)	22,975	2,574
Net income	$18,799	$14,620	$70,582	$5,828

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$410	$233	$1,043	$555
Research and development	4,872	2,428	12,117	5,486
Sales and marketing	3,516	3,225	9,514	6,293
General and administrative	9,072	8,027	39,886	39,809
Total stock-based compensation expense	$17,870	$13,913	$62,560	$52,143

The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented as a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenue	100%	100%	100%	100%
Cost of revenue	53	56	54	57
Gross profit	47	44	46	43
Operating expenses:
Research and development	17	15	15	14
Sales and marketing	17	17	16	18
General and administrative	6	7	7	9
Total operating expenses	40	39	38	41
Operating income	7	5	8	2
Other expense, net	—	(1)	—	(1)
Income before income taxes	7	4	8	1
Income tax expense (benefit)	2	(1)	2	—
Net income	5%	5%	6%	1%

Revenue

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Revenue	$400,340	$279,971	43%	$1,183,368	$760,292	56%

Americas	$190,839	$204,893	(7)%	$583,282	$482,769	21%
EMEA	156,639	56,068	179	432,904	207,285	109
APAC	52,862	19,010	178	167,182	70,238	138
Total revenue	$400,340	$279,971	43%	$1,183,368	$760,292	56%
Revenue in the third quarter and the first nine months of 2015 increased $120.4 million, or 43%, and $423.1 million, or 56%, compared to the same periods in 2014. Units shipped in the third quarter increased 46% to 1.6 million from 1.1 million in the same period in 2014. Units shipped in the first nine months of 2015 increased 64% to 4.6 million from 2.8 million in the same period in 2014. The year-over-year growth was primarily driven by increased demand for our HERO4 line of capture devices, particularly in the EMEA and APAC regions as a result of the continued expansion of our business and distribution network in international markets. The third quarter year-over-year decrease in the Americas region resulted primarily from the launch of new products in 2014 which were initially shipped to this region. Revenue in the third quarter of 2015 reflects approximately $19 million of price protection and marketing development funds issued in connection with the reduction of the HERO4 Session selling price.
We expect revenue to increase sequentially in the fourth quarter of 2015 and to decrease compared to the fourth quarter of 2014. We expect revenue in the Americas region to increase as a percentage of total revenues in the fourth quarter of 2015.

Gross margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Cost of revenue	$213,710	$155,932	37%	$638,665	$436,870	46%
Gross profit	$186,630	$124,039	50%	$544,703	$323,422	68%
Gross margin	46.6%	44.3%		46.0%	42.5%
Gross margin in the third quarter and the first nine months of 2015 increased to 46.6% and 46.0%, respectively, from 44.3% and 42.5% in the same periods in 2014. The increase in both periods was primarily due to a favorable mix shift to the higher margin HERO4 Black and Silver capture devices and continued improvements in supply chain costs. Gross margin will fluctuate in the future based upon product, distributor, and geographical mix. We anticipate our gross margin percentage to be relatively flat sequentially in the fourth quarter of 2015.
Operating expenses

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Research and development	$67,372	$42,376	59%	$175,262	$105,778	66%
Percentage of revenue	16.8%	15.1%		14.8%	13.9%

Sales and marketing	$66,427	$48,109	38%	$186,290	$133,151	40%
Percentage of revenue	16.6%	17.2%		15.7%	17.5%

General and administrative	$25,195	$20,097	25%	$87,109	$71,146	22%
Percentage of revenue	6.3%	7.2%		7.4%	9.4%

Total operating expenses	$158,994	$110,582	44%	$448,661	$310,075	45%
Percentage of revenue	39.7%	39.5%		37.9%	40.8%
Research and development
Research and development expenses in the third quarter and the first nine months of 2015 increased $25.0 million, or 59%, and $69.5 million, or 66%, respectively, and increased as a percentage of total revenue compared to the same periods in 2014. The increases in both the third quarter and the first nine months of 2015 were primarily attributable to higher personnel-related costs of $9.1 million and $26.9 million, respectively, resulting from a 80% growth in global headcount from September 30, 2014 to September 30, 2015, as well as increases in consulting and outside professional service costs of $6.9 million and $21.4 million, respectively, and increases in materials, depreciation, and other supporting overhead expenses of $5.3 million and $11.9 million, respectively. Stock-based compensation expenses increased $2.4 million and $6.6 million in the third quarter and the first nine months of 2015, respectively. These higher expenses were primarily driven by investments to support the development of our next generation capture devices, quad-copters, content-management software solutions, and other new products and services.
Sales and marketing
Sales and marketing expenses in the third quarter and the first nine months of 2015 increased $18.3 million, or 38%, and $53.1 million, or 40%, respectively, and decreased as a percentage of total revenue compared to the same periods in 2014. The increases in both the third quarter and the first nine months of 2015 were primarily attributable to higher personnel-related costs of $9.3 million and $21.3 million, respectively, resulting from a 70% growth in global headcount from September 30, 2014 to September 30, 2015, as well as increases in advertising and promotional activity costs associated with our new product launches of $2.8 million and $12.6 million, respectively, and increases in consulting and outside professional service costs of $2.3 million and $5.7 million, respectively. Stock-based compensation expenses increased $0.3 million and $3.2 million in the third quarter and first nine months of 2015, respectively.
General and administrative
General and administrative expenses in the third quarter and the first nine months of 2015 increased $5.1 million, or 25%, and $16.0 million, or 22%, respectively, and decreased as a percentage of total revenue compared to the same periods in 2014. The increases in both the third quarter and the first nine months of 2015 were primarily attributable to higher personnel-related costs of $2.2 million and $7.7 million, respectively, resulting from a 50% growth in global headcount from September 30, 2014 to September 30, 2015, as well as increases in consulting and outside professional service costs of $1.0 million and $3.9 million, respectively, and increases in allocated facilities, depreciation and other supporting overhead expenses of $0.5 million and $2.2 million, respectively. Stock-based compensation expenses were flat in the third quarter and first nine months of 2015 compared to the same periods in 2014, primarily due to the timing of expense attributable to CEO RSUs. (See Note 5 "Stockholders' Equity" of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.)
We expect total operating expenses to increase in the fourth quarter of 2015, compared to the fourth quarter in 2014 and third quarter of 2015, and as a percentage of revenue, with a majority of the increase occurring in sales and marketing, and to a lesser extent, research and development.
Provision for income taxes

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2015	2014	% Change	2015	2014	% Change
Income tax expense (benefit)	$8,474	$(2,947)	(388)%	$22,975	$2,574	793%
Effective tax rate	31.1%	(25.2)%		24.6%	30.6%
Income tax expense in the third quarter and the first nine months of 2015 increased $11.4 million and $20.4 million, respectively, compared to the same periods in 2014, primarily due to higher pre-tax income. The income tax benefit for the third quarter of 2014 was primarily attributable to the impact of net losses that are not benefited, foreign withholding taxes, and non-deductible stock based compensation offset, in part, by research tax credits.
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

Liquidity and Capital Resources
The following tables present selected financial information as of September 30, 2015 and December 31, 2014 and during the first nine months of 2015 and 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$279,969	$319,929
Marketable securities	233,133	102,327
Total cash, cash equivalents and marketable securities	$513,102	$422,256
Percentage of total assets	42%	46%

	Nine months ended September 30,
(in thousands)	2015	2014	% Change
Net cash provided by operating activities	$136,763	$53,732	155%
Net cash used in investing activities	$(230,426)	$(25,766)	794%
Net cash provided by financing activities	$55,454	$108,373	(49%)
We believe our existing cash, cash equivalent and marketable securities balances and cash flow from operations will be sufficient to meet our working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements for at least the next 12 months and the foreseeable future.
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. We have completed several acquisitions and we expect to evaluate additional possible acquisitions of, or strategic investments in, businesses, products, and technologies that are complementary to our business, which may require the use of cash. In addition, on September 30, 2015, our Board of Directors authorized a program to repurchase up to $300 million of our common stock. The stock repurchase program will expire in September 2016.
As of September 30, 2015, $90.2 million of cash was held by our foreign subsidiaries.  We do not presently intend to repatriate these funds for use in our domestic operations, but if we were to do so, any such repatriated cash and cash equivalents could be subject to U.S. income taxes, less any previously paid foreign income taxes.
To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
Cash flows from operating activities
Cash flow provided by operating activities of $136.8 million during the first nine months of 2015 was comprised of $70.6 million in net income, adjusted for $46.9 million of certain non-cash items (including share-based compensation expense of $62.6 million), and net cash inflow of $19.2 million that resulted from the effect of changes in working capital and other carrying balances. The increase in cash flow from operating activities of $83.0 million during the first nine months of 2015 compared to the same period in 2014 was primarily due to a $64.8 million increase in net income, as adjusted for the non-cash items described above, as well as favorable changes of $10.5 million in working capital accounts.
Cash flows from investing activities
Our primary investing activities consisted of purchases and sales of marketable securities, purchases of property and equipment, and business acquisitions. Cash used in investing activities was $230.4 million during the first nine months of 2015 and resulted from $207.2 million for purchases of marketable securities, $32.3 million for net purchases of property and equipment, and $65.4 million for acquisitions, partially offset by $74.5 million for net sales and maturities of marketable securities. Cash used in investing activities was $25.8 million during the first nine months of 2014 and resulted from $22.6 million for net purchases of property and equipment and $3.2 million for acquisitions. The increase in cash outflow in 2015 was primarily due to purchases of marketable securities and business acquisition activity. We did not hold any marketable securities during the nine months ended September 30, 2014.
Cash flows from financing activities
Our primary financing activities consisted of issuances of securities under our common stock plans. Cash provided by financing activities was $55.5 million during the first nine months of 2015 and resulted primarily from $35.5 million in proceeds received from employee stock option exercises and stock purchases made through our

ESPP, as well as $32.6 million of excess tax benefit related to stock-based compensation. Cash provided by financing activities was $108.4 million during the first nine months of 2014, which primarily resulted from $200.8 million of proceeds received from our initial public offering, or IPO, after underwriting discounts and commissions but before offering costs, a $23.6 million of excess tax benefit related to stock-based compensation and proceeds from issuance of stock of $3.4 million, partially offset by $114.0 million of debt repayment. The increase in cash flow in 2015 was primarily due to proceeds from the issuance of shares under our common stock plans, including ESPP purchases in February and August 2015.

Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations and off-balance sheet arrangements at September 30, 2015, and the effect those contractual obligations are expected to have on our liquidity and cash flow over the next five years are presented in Note 9 "Commitments, Contingencies and Guarantees," of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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
We believe that our accounting policies and estimates associated with revenue recognition (including sales incentives), inventory, POP displays, warranty, income taxes, goodwill, acquired intangible assets and other long-lived assets, and stock-based compensation are critical to understanding our historical and future performance as these policies involve a high degree of judgment and complexity. Therefore, we consider these to be our critical accounting policies and estimates. There have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2015. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 for a discussion of our critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign currency risk
To date, a majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had insignificant foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States incur a portion of their operating expenses in foreign currencies, principally the Euro and the Hong Kong Dollar. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow our operations, or if foreign currency held in our U.S. dollar functional currency entities increases, our exposure to foreign currency risk could become more significant. To date, we have not entered into any material foreign currency exchange contracts. We analyzed our foreign currency exposure to identify assets and liabilities denominated in other currencies. For those assets and liabilities, we evaluated the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar. We have determined that there would be an immaterial effect on our results of operations from such a shift.

Interest rate risk
Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are comprised primarily of money market funds, U.S. treasury securities, U.S. agency securities, commercial paper and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates would result in a decrease of approximately $19 million in the fair value of our available-for-sale securities as of September 30, 2015.

Item 4. Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on their evaluation as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares (or Units) purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2015(1)	$43,484	$50.94	$—	$—
August 1 - 31, 2015(1)	46,014	62.06	—	—
September 1 - 30, 2015(1)	58,186	38.75	—	—
Total	$147,684	$49.60	$—	$—
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

GoPro, Inc.
(Registrant)

Dated:	October 29, 2015	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	October 29, 2015	By: /s/ Jack Lazar
Jack Lazar Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Periodic Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Periodic Report by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
* This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.