Form 10-Q
period 2016-03-31
GoPro, Inc.
filed 2016-05-06
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, 101,868,386 and 36,299,074 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$248,717	$279,672
Marketable securities	139,951	194,386
Accounts receivable, net	46,519	145,692
Inventory	139,736	188,232
Prepaid expenses and other current assets	27,452	25,261
Total current assets	602,375	833,243
Property and equipment, net	67,725	70,050
Intangible assets, net	36,781	31,027
Goodwill	94,583	57,095
Other long-term assets	127,465	111,561
Total assets	$928,929	$1,102,976

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$50,989	$89,989
Accrued liabilities	148,309	192,446
Deferred revenue	13,847	12,742
Total current liabilities	213,145	295,177
Long-term liabilities	36,389	35,766
Total liabilities	249,534	330,943

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized,101,868 and 100,596 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 36,299 and 36,005 shares issued and outstanding, respectively	678,132	663,311
Treasury stock, at cost, 1,545 and 1,545 shares, respectively	(35,613)	(35,613)
Retained earnings	36,876	144,335
Total stockholders’ equity	679,395	772,033
Total liabilities and stockholders’ equity	$928,929	$1,102,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended
(in thousands, except per share data)	March 31, 2016	March 31, 2015
Revenue	$183,536	$363,109
Cost of revenue	123,822	199,376
Gross profit	59,714	163,733
Operating expenses:
Research and development	76,979	49,437
Sales and marketing	79,449	56,369
General and administrative	24,721	35,659
Total operating expenses	181,149	141,465
Operating income (loss)	(121,435)	22,268
Other expense, net	(307)	(2,244)
Income (loss) before income taxes	(121,742)	20,024
Income tax expense (benefit)	(14,283)	3,272
Net income (loss)	$(107,459)	$16,752

Net income (loss) per share:
Basic	$(0.78)	$0.13
Diluted	$(0.78)	$0.11

Weighted-average shares used to compute net income (loss) per share:
Basic	137,543	132,278
Diluted	137,543	148,573
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Operating activities:
Net income (loss)	$(107,459)	$16,752
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,322	5,369
Stock-based compensation	15,731	26,501
Excess tax benefit from stock-based compensation	(690)	(6,067)
Deferred income taxes	(10,328)	(1,590)
Other	765	2,829
Changes in operating assets and liabilities:
Accounts receivable, net	99,368	77,684
Inventory	48,496	(11,017)
Prepaid expenses and other assets	(4,574)	1,451
Accounts payable and other liabilities	(84,001)	(43,950)
Deferred revenue	1,105	(1,695)
Net cash provided by (used in) operating activities	(33,265)	66,267

Investing activities:
Purchases of property and equipment, net	(8,219)	(5,207)
Purchases of marketable securities	—	(79,368)
Maturities and sales of marketable securities	54,229	12,503
Acquisitions, net of cash acquired	(45,040)	(5,100)
Net cash provided by (used in) investing activities	970	(77,172)

Financing activities:
Proceeds from issuance of common stock, net	4,103	11,004
Excess tax benefit from stock-based compensation	690	6,067
Payment of deferred acquisition-related consideration	(356)	—
Payment of credit facility issuance costs	(3,085)	—
Payment of deferred public offering costs	—	(903)
Net cash provided by financing activities	1,352	16,168
Effect of exchange rate changes on cash and cash equivalents	(12)	(2,027)
Net increase (decrease) in cash and cash equivalents	(30,955)	3,236
Cash and cash equivalents at beginning of period	279,672	319,929
Cash and cash equivalents at end of period	$248,717	$323,165
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. (GoPro or the Company) makes mountable and wearable cameras and accessories. The Company’s products are sold globally through retailers, wholesale distributors and on the Company’s website. The Company's global corporate headquarters are located in San Mateo, California.
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The Company's fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30, and September 30. The condensed consolidated financial statements reflect all adjustments (which are normal and recurring in nature) that management believes are necessary for the fair presentation of its financial statements, but are not necessarily indicative of the results expected for the full fiscal year or any other future period. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. This quarterly report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2015. There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report.
Principles of consolidation. These condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. Unless otherwise specified, references to the Company are references to GoPro, Inc. and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to: revenue recognition (including sales returns, web-based sale deliveries at period-end, implied post contract support and marketing allowances), stock-based compensation, inventory valuation, product warranty liabilities, the valuation and useful lives of long-lived assets (property and equipment, goodwill and intangibles) and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Comprehensive income. For all periods presented, comprehensive income approximated net income. Therefore, the condensed consolidated statements of comprehensive income have been omitted from the condensed consolidated financial statements.
Prior period reclassifications. Reclassifications of certain prior period amounts in the condensed consolidated financial statements have been made to conform to the current period presentation.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Recent accounting pronouncements

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606)
This standard is based on principles that govern the recognition of revenue at an amount to which an entity expects to be entitled when products and services are transferred to customers. In August 2015, the FASB deferred the effective date by one year while providing the option to adopt the standard on the original effective date of January 1, 2017. In March 2016, the FASB issued additional guidance regarding principal versus agent considerations in the accounting of revenue. The standard may be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.
		January 1, 2018	The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements and related disclosures.
ASU No. 2016-02, Leases (Topic 842)
This standard requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. Lessees would recognize a right-to-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The new standard should be applied on a modified retrospective basis.
		January 1, 2019	The Company is beginning to evaluate the impact that the adoption of this standard will have on its consolidated financial statements.
ASU No. 2016-09, Stock Compensation (Topic 718)
This standard requires income tax effects of awards to be recognized in the income statement when the awards vest or are settled, allowing an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, and to make a policy election to account for forfeitures as they occur. Early adoption is permitted for an entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.
		January 1, 2017	The Company is beginning to evaluate the impact that the adoption of this standard will have on its consolidated financial statements.
Standards that were adopted
ASU No. 2015-03 and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30)
ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts.
ASU 2015-15 was issued to provide clarification to ASU 2015-03 in that fees related to line-of-credit arrangements should continue to be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement.
January 1, 2016
The adoption of this standard did not have a material impact on the consolidated financial statements. At March 31, 2016, the Company presented debt issuance costs of $3.3 million related to its secured revolving credit facility as an asset on its consolidated balance sheet.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

2. Acquisitions
On March 9, 2016, the Company completed its acquisition of a privately-held mobile editing application company for cash consideration of approximately $45 million. The preliminary purchase price allocation primarily included approximately $7.3 million of identifiable intangible assets and approximately $37.5 million of residual goodwill, based on the best estimates of management. Changes to amounts recorded as assets or liabilities resulting from finalizing the purchase price allocation may result in a corresponding adjustment to goodwill. Goodwill is primarily attributable to expected synergies in the technologies that can be leveraged by the Company in future software offerings. Goodwill is not expected to be deductible for U.S. income tax purposes. The operating results of the acquired company have been included in the Company's consolidated financial statements for the three months ended March 31, 2016 from the date of acquisition.
On April 11, 2016, the Company completed its acquisition of a privately-held mobile editing application company for cash consideration of approximately $59 million. The Company is currently determining the fair value of assets acquired and liabilities assumed necessary to develop the purchase price allocation. The Company expects to provide disclosure of the purchase price allocation in its quarterly report on Form 10-Q for the second quarter of 2016.
The acquired companies are headquartered in Austin, Texas and Paris, France. In addition to the amounts above, aggregate deferred cash and stock compensation of up to approximately $37 million is payable to certain continuing employees subject to specified future employment conditions. This amount is expected to be recognized as compensation expense over the requisite service periods of up to four years from the respective acquisition dates.
Actual and pro forma results of operations for these acquisitions have not been presented because they do not have a material impact to the Company's consolidated results of operations, either individually or in aggregate.

3. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis, by level, within the fair value hierarchy are summarized as follows:

	March 31, 2016			December 31, 2015
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$56,821	$—	$56,821	$51,059	$—	$51,059
Total cash equivalents	$56,821	$—	$56,821	$51,059	$—	$51,059
Marketable securities:
U.S. agency securities	$—	$14,440	$14,440	$—	$14,451	$14,451
Commercial paper	—	1,200	1,200	—	2,197	2,197
Corporate debt securities	—	112,459	112,459	—	165,825	165,825
Municipal securities	—	11,852	11,852	—	11,913	11,913
Total marketable securities	$—	$139,951	$139,951	$—	$194,386	$194,386
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015. Cash balances were $191.9 million and $228.6 million as of March 31, 2016 and December 31, 2015, respectively.
Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. At March 31, 2016 and December 31, 2015, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity. During the three months ended March 31, 2016, the Company had no transfers of financial assets between levels.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The remaining contractual maturities of available-for-sale marketable securities are as follows:

(in thousands)	March 31, 2016	December 31, 2015
Less than one year	$83,678	$122,199
Greater than one year but less than two years	56,273	72,187
Total	$139,951	$194,386
At March 31, 2016, the amortized cost of the Company's cash equivalents and marketable securities approximated their fair value and there were no material unrealized gains/(losses) either individually or in the aggregate.

4. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	March 31, 2016	December 31, 2015
Components	$8,319	$9,476
Finished goods	131,417	178,756
Total inventory	$139,736	$188,232
Property and equipment, net

(dollars in thousands)	Useful life (in years)	March 31, 2016	December 31, 2015
Leasehold improvements	3–10	$40,860	$40,841
Production, engineering and other equipment	4	25,969	25,174
Tooling	1–2	19,844	19,537
Computers and software	2	14,931	14,581
Furniture and office equipment	3	11,444	11,389
Construction in progress		5,368	4,632
Tradeshow equipment and other	2-5	6,217	4,136
Gross property and equipment		124,633	120,290
Less: Accumulated depreciation and amortization		(56,908)	(50,240)
Property and equipment, net		$67,725	$70,050
Depreciation expense was $6.8 million and $5.0 million in the three months ended March 31, 2016 and 2015, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Intangible assets and goodwill
The following table summarizes the Company's intangible assets:

	March 31, 2016
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology and other amortizable assets	$39,451	$(10,045)	$29,406
In-process research and development (IPR&D)	7,375	—	7,375
Total intangible assets	$46,826	$(10,045)	$36,781

	December 31, 2015
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology and other amortizable assets	$32,952	$(8,540)	$24,412
IPR&D	6,615	—	6,615
Total intangible assets	$39,567	$(8,540)	$31,027
As of March 31, 2016, technological feasibility has not been established for IPR&D assets; they have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.
Amortization expense was $1.5 million and $0.3 million in the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, the estimated amortization expense of existing intangible assets for future periods is as follows:

(in thousands)	Total
Year ending December 31,
2016 (remaining 9 months)	$5,670
2017	6,797
2018	6,404
2019	5,894
2020	3,771
Thereafter	870
$29,406
The carrying amount of goodwill was $94.6 million and $57.1 million as of March 31, 2016 and December 31, 2015, respectively. The increase in the three months ended March 31, 2016 was entirely attributable to the acquisition described in Note 2 above.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Accrued liabilities

(in thousands)	March 31, 2016	December 31, 2015
Accrued payables	$58,937	$64,831
Excess purchase order commitments	27,878	38,477
Accrued sales incentive	16,206	29,298
Employee related liabilities	15,904	26,491
Warranty liability	7,807	10,400
Customer deposits	6,456	8,877
Income taxes payable	8,711	7,536
Other	6,410	6,536
Accrued liabilities	$148,309	$192,446

5. Financing Arrangements
In March 2016, the Company entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as co-agent, and the lender parties thereto. The Credit Agreement provides for a secured revolving credit facility (Credit Facility) under which the Company may borrow up to an aggregate of $250 million and the Company and lenders may increase the total commitments under the Credit Facility to up to $300 million, subject to certain conditions. The Credit Facility will terminate, and all outstanding borrowings become due and payable, in March 2021.
The amount that may be borrowed under the Credit Facility is based upon a borrowing base formula with respect to the Company’s inventory and accounts receivable balances. Borrowed funds accrue interest, at the Company’s election, based on an annual rate of (a) London Interbank Offered Rate (LIBOR) or (b) the administrative agent’s base rate, plus an applicable margin of between 1.50% and 2.00% for LIBOR rate loans, and between 0.50% and 1.00% for base rate loans, depending on the level of utilization of the Credit Facility. The Company is required to pay a commitment fee on the unused portion of the Credit Facility of 0.25% or 0.375% per annum, based on the level of utilization of the Credit Facility. Amounts owing under the Credit Agreement and related credit documents are guaranteed by the Company and its material subsidiaries. The Company and its U.S., Cayman and Netherlands subsidiaries have also granted security interests in substantially all of their assets to collateralize these obligations.
The Credit Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that limit the ability of the Company and its subsidiaries to, among other things, pay dividends, incur debt, create liens and encumbrances, make investments and redeem or repurchase stock. The Company is required to maintain a minimum fixed charge coverage ratio if and when the unborrowed availability under the Credit Facility is less than the greater of $25.0 million or 10.0% of the borrowing base at such time. The Credit Agreement contains customary events of default, such as the failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, defaults on certain other indebtedness, change of control or breach of representations and warranties or covenants. Upon an event of default, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral.
No borrowings have been made from the Credit Facility to date. As of March 31, 2016, the Company was in compliance with all financial covenants contained in the Credit Agreement.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

6. Stockholders' equity
Stock repurchase program
On September 30, 2015, the Company's board of directors authorized a program to repurchase up to $300 million of the Company's Class A common stock. The repurchase program, which expires in September 2016, does not obligate the Company to acquire any specific number of shares and may be discontinued or extended at any time by the board of directors. Share repurchases under the program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise, including under plans complying with both Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At March 31, 2016 and December 31, 2015, the Company has a remaining share repurchase authorization of $264.4 million. The Company currently intends to hold its repurchased shares as treasury stock.
CEO stock contributions
In 2015, the CEO contributed an aggregate 5.2 million shares of Class B common stock to the Company without consideration per the terms of a Contribution Agreement dated December 28, 2011, and amended on May 11, 2015.  Under the original Contribution Agreement, the CEO agreed to contribute back to the Company from time-to-time the same number of shares of common stock as were issued to a certain Company employee upon the exercise of certain stock options held by such employee.  Pursuant to this agreement, the CEO contributed back to the Company 0.5 million shares of Class B common stock from January 2015 through April 2015.  In May 2015, the CEO contributed back to the Company 4.7 million shares of Class B common stock pursuant to the amended agreement, representing all of the then remaining shares subject to the contribution obligations. All of the shares contributed by the CEO were retired during 2015.

7. Employee benefit plans
Equity incentive plans
The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within 10 years from the date of grant and generally vest over four years. RSUs granted under the 2014 Plan generally vest annually over a four year period based upon continued service and are settled at vesting in shares of the Company's Class A common stock. The ESPP allows eligible employees to purchase shares of the Company's Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. For additional information regarding the Company's equity incentive plans, please refer to the audited financial statements contained in its 2015 Annual Report.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Stock option activity
A summary of the Company’s stock option activity in the three months ended March 31, 2016 and related information is as follows:

	Options outstanding
(shares in thousands)	Shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015:	13,081	$11.82	6.70	$108,846
Granted	2,054	10.73
Exercised	(795)	1.10
Forfeited/Cancelled	(440)	20.66
Outstanding at March 31, 2016:	13,900	$11.99	6.64	$58,742

Exercisable at March 31, 2016	8,191	7.67	5.67	$55,808
Vested and expected to vest at March 31, 2016	13,578	$11.86	6.60	$58,533
The aggregate intrinsic value of the stock options outstanding as of March 31, 2016 represents the value of the Company's closing stock price on March 31, 2016 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity in the three months ended March 31, 2016 is as follows:

(shares in thousands)	Shares	Weighted- average grant date fair value
Non-vested shares at December 31, 2015	4,638	$32.15
Granted	4,028	11.88
Vested	(386)	21.53
Forfeited	(645)	22.97
Non-vested shares at March 31, 2016	7,635	$22.77
In June 2014, the Company granted an award of 4.5 million RSUs to the Company's CEO (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to both a market-based condition and a service condition. The market-based condition was achieved in January 2015. Stock-based compensation expense related to the CEO RSUs was $2.4 million and $15.8 million for the three months ended March 31, 2016 and 2015, respectively.
Employee stock purchase plan
In the three months ended March 31, 2016 and 2015, the Company issued 431,673 and 313,233 shares under the ESPP at weighted average prices of $8.76 and $20.40, respectively. The weighted-average fair value of each right to purchase shares of common stock granted under the ESPP was $3.49 and $16.56 for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, there were 5.6 million shares reserved for future issuances under the ESPP.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Stock-based compensation expense
The Company measures compensation expense for all stock-based payment awards, including stock options, RSUs, and purchases under the Company's ESPP, based on the estimated fair values on the date of the grant. The fair value of stock options granted and purchases under the Company's ESPP is estimated using the Black-Scholes option pricing model. The fair value of RSUs is determined using the Company's stock price on the date of grant. There have been no significant changes in the Company’s valuation assumptions for measuring compensation expense from those disclosed in the footnotes to the audited financial statements contained in its 2015 Annual Report.
The following table summarizes stock-based compensation included in the condensed consolidated statements of operations:

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Cost of revenue	$357	$283
Research and development	6,010	3,535
Sales and marketing	3,204	3,066
General and administrative	6,160	19,617
Total stock-based compensation expense, before income taxes	15,731	26,501
Total tax benefit recognized	(2,002)	(9,304)
Total stock-based compensation expense, net of income taxes	$13,729	$17,197

At March 31, 2016, there was $172.9 million of unearned stock-based compensation related to the stock options, RSUs and ESPP, which is expected to be recognized over a weighted average period of 3.0 years.

8. Net income (loss) per share
Basic net income per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, including all potentially dilutive common shares.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table presents the calculations of basic and diluted net income per share:

	Three months ended
(in thousands, except per share data)	March 31, 2016	March 31, 2015

Numerator:
Net income (loss)	$(107,459)	$16,752

Denominator:
Weighted-average common shares—basic for Class A and Class B	137,543	132,278
Effect of potentially dilutive shares	—	16,295
Weighted-average common shares—diluted for Class A and Class B	137,543	148,573

Net income (loss) per share:
Basic	$(0.78)	$0.13
Diluted	$(0.78)	$0.11
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Stock options, ESPP shares, and RSUs	18,880	1,984
Unvested restricted stock awards	—	5
	18,880	1,989

9. Income taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

	Three months ended
(dollars in thousands)	March 31, 2016	March 31, 2015
Income tax expense (benefit)	$(14,283)	$3,272
Effective tax rate	11.7%	16.3%
The Company recorded an income tax benefit of $14.3 million for the three months ended March 31, 2016 due to a pre-tax net loss, which resulted in an effective tax rate of 11.7%. The Company's lower effective tax rate for 2016 compared to 2015 resulted from incurring a higher proportion of its first quarter 2016 net loss in foreign jurisdictions that provide little or no tax benefit and a tax benefit from restructuring charges in the first quarter of 2016. The Company's provision for income taxes in each period has differed from the tax computed at U.S. federal statutory tax rates due to state taxes, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, and adjustments to unrecognized tax benefits.
The Company is currently under examination by the Internal Revenue Service for the 2012 through 2014 tax years and California Franchise Tax Board for the 2011 and 2012 tax years. At this time, the Company is not able to estimate

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

the potential impact that the examination may have on income tax expense. If the examinations are resolved unfavorably, there is a possibility it may have a material negative impact on the Company's results of operations.
At March 31, 2016 and December 31, 2015, the Company’s gross unrecognized tax benefits was $45.4 million and $36.3 million, respectively. If recognized, $31.1 million of these unrecognized tax benefits (net of federal benefit) at March 31, 2016 would be recorded as a reduction of future income tax provision. It is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next 12 months. However, the range of the reasonably possible change cannot be reliably estimated.

10. Related parties
The Company has agreements for certain contract manufacturing and engineering services with a vendor affiliated with one of the Company's investors. The Company recorded no expense in the three months ended March 31, 2016 and 2015 for services rendered. As of March 31, 2016 and December 31, 2015, the Company had no accounts payable associated with this vendor.
The Company incurs costs for company-related chartered aircraft fees for the use of the CEO’s private plane. The Company recorded expense of $0.3 million and $0.1 million in the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company had accounts payable associated with this vendor of $0.3 million and $0.1 million, respectively.
In 2013, the Company entered into a three-year agreement, which was amended in August 2015, with a company affiliated with the son of one of the members of the Company's board of directors to acquire certain naming rights to a kart racing facility. As consideration for these naming rights, the Company would pay a total of $0.5 million over the three year period. As of March 31, 2016, the Company has recorded cumulative expense of $0.5 million, and has also provided 100 GoPro cameras at no cost each year.
See Notes 6 and 7 above for information regarding CEO RSUs and common stock contributed by the CEO back to the Company.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

11. Commitments, contingencies and guarantees
Facility Leases
The Company leases its facilities under long-term operating leases, which expire at various dates through 2027. As of December 31, 2015, the Company’s total future minimum lease payments under noncancelable operating leases were $152.2 million. The Company has not entered into any new material lease commitments during the three months ended March 31, 2016. Rent expense was $5.4 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.
Other Commitments
In the ordinary course of business, the Company also enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; manufacturing equipment for tooling and molds; and various other contractual commitments. As of December 31, 2015, the Company’s undiscounted future expected obligations under these agreements were $28.8 million. During the three months ended March 31, 2016, the Company entered into new agreements, primarily related to software licenses that resulted in additional total commitments of approximately $5 million over the next several years.
Legal proceedings
From time to time, the Company is involved in legal proceedings in the ordinary course of business, including the litigation matters described in Part II, Item 1 of this quarterly report on Form 10-Q. Due to inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of these matters. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the results of operations, financial condition or cash flows of the Company.
Indemnifications
In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of March 31, 2016, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
Product warranty
The following table summarizes the warranty liability activity:

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Beginning balances	$10,856	$6,405
Charged to cost of revenue	2,670	6,044
Settlements of warranty claims	(5,515)	(3,480)
Ending balances	$8,011	$8,969
At March 31, 2016, $7.8 million of the warranty liability was recorded as an element of accrued liabilities and $0.2 million was recorded as an element of other long-term liabilities. As of December 31, 2015, $10.4 million of the warranty liability was recorded as an element of accrued liabilities and $0.5 million was recorded as an element of other long-term liabilities.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

12. Concentrations of risk and geographic information
Customer concentration
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
Customers who represented 10% or more of the Company's net accounts receivable balance were as follows:

	March 31, 2016	December 31, 2015
Customer A	36%	40%
Customer B	23%	*
Customer C	14%	*
Customer D	*	18%
* Less than 10% of total accounts receivable for the period indicated
The following table summarizes the Company's accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Accounts receivable sold	$20,653	$35,299
Factoring fees	142	291
Customers with revenue greater than 10% of the Company's total revenue were as follows:

	Three months ended
	March 31, 2016	March 31, 2015
Customer B	15%	12%
Customer A	13%	*
* Less than 10% of total revenue for the period indicated
Supplier concentration
The Company relies on third parties for the supply and manufacture of its cameras and accessories, some of which are sole-source suppliers. The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all. The Company also relies on third parties with whom it outsources supply chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Geographic information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015
Americas	$85,305	$180,093
Europe, Middle East and Africa (EMEA)	60,278	139,079
Asia and Pacific area countries (APAC)	37,953	43,937
	$183,536	$363,109
Revenue in the United States, which is included in the Americas geographic region, was $73.6 million and $155.3 million for the three months ended March 31, 2016 and 2015, respectively. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of March 31, 2016 and December 31, 2015, long-lived assets, which represent gross property and equipment, located outside the United States, primarily in China, were $51.0 million and $47.6 million, respectively.

13. Restructuring charges
On January 12, 2016, the Company adopted a restructuring plan that provided for a reduction in the Company’s global workforce of approximately 7%. The Company incurred aggregate restructuring expenses of approximately $6.5 million in the first quarter of 2016, which primarily included cash-based severance costs. As of March 31, 2016, the restructuring plan was substantially completed and the remaining accrued liability was not material.

14. Subsequent events
On April 11, 2016, the Company completed its acquisition of a mobile editing application company for aggregate cash consideration of approximately $59 million, as well as certain deferred cash and stock compensation subject to specified future employment conditions. See Note 2 above for additional information.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Our MD&A is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the first quarter of 2016 to 2015.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Material changes, outside our ordinary course of business, to our contractual obligations, off-balance sheet arrangements and indemnifications from December 31, 2015.

•	Non-GAAP Financial Measures. A presentation of results reconciling GAAP to non-GAAP adjusted measures.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included elsewhere in this quarterly report on Form 10-Q. Our MD&A contains a number of forward-looking statements that involve a number of risks and uncertainties. Words such as “expect,” “anticipate,” "believe," "may," "will," "estimate," "continue," "intend," "target," "goal," "plan," or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward looking statements include plans to include new product offerings, projections of results of operations, and any discussion of the trends and other factors that drive our business and future results. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors referenced in “Risk Factors” in Part II, Item 1A, and elsewhere in this report. Our business, financial condition or results of operations could be materially harmed by any of these or other factors. References in this report to “GoPro,” “we,” “us,” “our” and the “Company” refer to GoPro, Inc., a Delaware corporation, and its subsidiaries.

Overview
GoPro is transforming the way people visually capture and share their lives. We do this by enabling people to capture compelling, immersive photo and video content of themselves participating in their day to day life as well as their favorite activities. Our consumers include some of the world’s most active and passionate people. To date, our cameras and mountable and wearable accessories have generated substantially all of our revenue. We sell our products globally through retailers, wholesale distributors, and on our website. As of March 31, 2016, our products were sold to customers in more than 100 countries and through more than 40,000 retail outlets.
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three months ended March 31,
(dollars in thousands, except per share amounts)	2016	2015	Change
Revenue	$183,536	$363,109	(49)%
Gross margin (1)	32.5%	45.1%	(1,260) bps
Operating expenses	$181,149	$141,465	28%
Operating income (loss)	$(121,435)	$22,268	(645)%
Net income (loss)	$(107,459)	$16,752	(741)%
Diluted net income (loss) per share	$(0.78)	$0.11	(809)%
Cash flow from operations	$(33,265)	$66,267	(150)%

Key business metrics:
Units shipped (in thousands)(2)	701	1,342	(48)%
Adjusted EBITDA(3)	$(86,771)	$56,507	(254)%
Non-GAAP net income (loss)(4)	$(86,740)	$35,619	(344)%
Non-GAAP diluted earnings (loss) per share	$(0.63)	$0.24	(363)%
(1) One basis point (bps) is equal to 1/100th of 1%
(2) Represents the number of individually packaged camera units that are shipped during a reporting period, net of any returns.
(3) We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, POP display amortization, stock-based compensation and restructuring costs.
(4) We define non-GAAP net income as net income (loss) adjusted to exclude stock-based compensation, restructuring costs, acquisition-related costs and taxes related to the tax effect of these adjustments. Acquisition-related costs include the amortization of acquired intangible assets, as well as third-party transaction costs for legal and other professional services.
Reconciliations of non-GAAP adjusted measures are presented under "Non-GAAP Financial Measures" below.
First quarter 2016 and recent highlights
First quarter 2016 revenue of $183.5 million, down 49% year-over-year, reflected global sell-in that was seasonally lower than the prior year and the lack of a major new product launch in the fourth quarter of 2015. Gross margin of 32.5% and operating loss of $121.4 million was negatively impacted by costs related to legacy HERO products of approximately $8 million and lower units shipped year-over-year. Operating loss also reflects year-over-year growth in operating expenses that was primarily attributable to an approximately $17 million increase in cash-based personnel-related expenses (excluding restructuring plan expenses detailed below), resulting from an approximate 38% growth in our global headcount, as well as higher advertising and promotional activity costs of $10.6 million. See "Results of Operations" below for additional information.
In January 2016, we adopted a restructuring plan designed to better align our resources to key growth initiatives and reduced our global workforce by approximately 7%. Expenses associated with our restructuring plan of $6.5 million primarily included cash-based severance costs, with no similar activity in the prior year. We intend to reinvest savings related to the restructuring into our most important priorities to drive future revenue growth. At March 31, 2016, we had substantially completed our restructuring plan.
We used cash in operations of $33.3 million in the first quarter 2016 and ended the quarter with cash and investments of $388.7 million, down 22% from December 31, 2015. In March 2016, we entered into a credit agreement with a syndicate of banks that provides for a secured revolving credit facility under which we may borrow up to an aggregate of $250 million and, subject to certain conditions, the total commitments may be increased to up to $300 million. No borrowings have been made from the credit facility to date.
We recently completed acquisitions of two mobile editing application companies in March and April 2016 for cash consideration of approximately $45 million and $59 million, respectively, to enhance our future software offerings. These companies' mobile applications enable editing ranging from high quality automatically created edits to advanced manual edits for both existing GoPro customers and smartphone users who may be fans of our brand but have yet to purchase a GoPro product or benefit from a GoPro content-enabling solution.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Looking Ahead
We expect revenue to grow sequentially each quarter with the majority of our annual revenue to be recognized in the second half of the year. While gross margin will fluctuate in future periods based on product, distributor and geographical mix and volume, we expect the first quarter of 2016 to represent the low point for the year. We expect total operating expenses will grow sequentially throughout the year, with a majority of this growth occurring in research and development. Our research and development is primarily being invested in the development of next generation cameras and drone-related products, as well as our software and entertainment initiatives. We also expect to increase our marketing expenditures to improve worldwide brand awareness, support the launch of our next generation cameras and drone-related products, software products and services and stimulate consumer demand during the holiday season.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below.  While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Investing in research and development. We believe that our performance is significantly dependent on the investments we make in research and development and that we must continually develop and introduce innovative new products, enhance existing products and effectively stimulate customer demand for existing and future products. If we fail to innovate and enhance our product offerings, our brand, market position and revenue may be adversely affected. Further, if our research and development efforts are not successful, we will not recover the investments that we make in this aspect of our business. In 2016, we plan to release our first product for the consumer drone market, launch our next-generation HERO5 cameras, expand our software and services offerings and invest in our entertainment business.
Expanding our total addressable market and growing internationally. Our long-term growth will depend in part on our ability to expand our consumer base and our presence in international markets. We intend to broaden our user base to include a more diverse group of consumers by providing both innovative and easy-to-use cameras as well as offering intuitive and simple software tools that enable the seamless and easy sharing of content. We recently acquired two mobile video editing application companies that complement our strategy of enabling content managing, editing and sharing across platforms. We plan to increase our presence globally through the active promotion of our brand, the formation of strategic partnerships, the introduction of new products and the growth of our international sales channel.
Investing in sales and marketing. We intend to continue investing significant resources in our marketing, advertising and brand management efforts. We believe consumers in many emerging markets are not familiar with our brand and products and believe there is a significant opportunity for GoPro to expand awareness through increased marketing efforts. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
Leveraging software, services, and entertainment content. We intend to continue to increase our investment in the development of software and services, as well as entertainment related initiatives. We believe we have significant opportunities to establish new revenue streams from these software, services and entertainment investments. However, we do not have significant experience deriving revenue from the distribution of GoPro content or software, and we cannot be assured that these ongoing investments, which will occur before any material revenue contribution is received, will result in increased revenue or profitability.
Seasonality. Historically, we have experienced the highest levels of revenue in the fourth quarter of the year, coinciding with the holiday shopping season in the United States and Europe. Timely and effective product introductions and forecasting, whether just prior to the holiday season or otherwise, are critical to our operations and financial performance.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended March 31,
(dollars in thousands)	2016		2015
	Dollars	% of Revenue	Dollars	% of Revenue
Revenue	$183,536	100%	$363,109	100%
Cost of revenue(1)	123,822	67	199,376	55
Gross profit	59,714	33	163,733	45
Operating expenses:
Research and development(1)	76,979	42	49,437	14
Sales and marketing(1)	79,449	43	56,369	16
General and administrative(1)	24,721	14	35,659	10
Total operating expenses	181,149	99	141,465	40
Operating income (loss)	(121,435)	(66)	22,268	5
Other expense, net	(307)	—	(2,244)	(1)
Income (loss) before income taxes	(121,742)	(66)	20,024	6
Income tax expense (benefit)	(14,283)	(8)	3,272	1
Net income (loss)	$(107,459)	(58)%	$16,752	5%

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$357		$283
Research and development	6,010		3,535
Sales and marketing	3,204		3,066
General and administrative	6,160		19,617
Total stock-based compensation expense	$15,731		$26,501
Revenue

	Three Months Ended March 31,
(in thousands)	2016	2015	% Change
Units shipped	701	1,342	(48)%

Americas	$85,305	$180,093	(53)%
Percentage of revenue	46.5%	49.6%
EMEA	$60,278	$139,079	(57)%
Percentage of revenue	32.8%	38.3%
APAC	$37,953	$43,937	(14)%
Percentage of revenue	20.7%	12.1%
Total revenue	$183,536	$363,109	(49)%
The year-over-year decrease in revenue and units shipped during the first quarter of 2016 compared to 2015 was driven by global sell-in that was seasonally lower than the prior year to enable our global channel partners to reduce their inventories, coupled with the lack of a major new product launch in the fourth quarter of 2015. In addition, our revenue in the first quarter of 2015 benefited from the introduction of our HERO4 Black and Silver cameras preceding the 2014 holiday season, primarily in Europe and Asia.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

First quarter 2016 results reflected estimated global unit sell-thru that exceeded global unit sell-in by approximately 50%. In the second quarter, we expect channel sell-thru will continue to be higher than sell-in enabling our global channels to further reduce inventory ahead of new product launches.
Regionally, the Americas was strongest and made up approximately 46% of first quarter 2016 revenue followed by EMEA at 33% and APAC at 21%. The year-over-year increase in APAC revenue as a percentage of total revenue reflects the expansion of our business and distribution network in the Asia Pacific region. Our direct and distribution sales channels accounted for 46% and 54% of first quarter 2016 revenue, respectively, flat year-over-year as a percentage of revenue. The average selling price of units shipped, defined as total revenue divided by camera unit shipments, decreased approximately 3% year-over-year due primarily to slightly higher costs for our marketing development fund program.
Cost of revenue and gross margin

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	% Change
Cost of revenue	$122,879	$198,871	(38)%
Stock-based compensation	357	283	26%
Acquisition-related costs	222	222	—%
Restructuring costs	364	—	N/A
Total cost of revenue	$123,822	$199,376	(38)%
Gross profit	$59,714	$163,733	(64)%
Gross margin	32.5%	45.1%	(1,260) bps
Gross margin decreased by 1,260 bps in the first quarter of 2016 compared with the first quarter of 2015. Gross margin for the first quarter of 2016 was impacted by charges related to legacy products of approximately $8 million (380 bps) for excess purchase commitments, inventory write-downs and marketing development funds. These charges resulted from lower sales estimates for our end-of-life HERO products. In addition, the year-over-year decrease in gross margin was attributable to the allocation of fixed overhead costs across less units shipped in 2016 and sales mix. We do not have further material financial exposure remaining from either purchase commitments or our inventory related to our end-of-life HERO camera line. The year-over-year effect of stock-based compensation, acquisition-related costs and restructuring costs on gross margin was insignificant.
Operating expenses
Research and development

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	% Change
Research and development	$67,029	$45,815	46%
Stock-based compensation	6,010	3,535	70%
Acquisition-related costs	1,285	87	1,377%
Restructuring costs	2,655	—	N/A
Total research and development expenses	$76,979	$49,437	56%
Percentage of revenue	41.9%	13.6%
The year-over-year growth of $27.5 million in research and development expense in the first quarter of 2016 compared to 2015 was primarily attributable to higher cash-based personnel-related costs of $10.8 million, resulting from a 49% growth in global headcount from March 31, 2015 to March 31, 2016, as well as increases in material and equipment costs of $4.4 million, increases in allocated facilities, depreciation and other supporting overhead expenses of $4.4 million and increases in consulting and outside professional service costs of $4.0 million. The growth in R&D expense in absolute terms, and as a percentage of revenue, was primarily driven by investments to

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

support the development of our next generation HERO5 cameras, drone-related products, content-management software solutions, and entertainment related initiatives.
Stock-based compensation increased $2.5 million in 2016 due to higher employee headcount. Acquisition-related costs increased $1.2 million due to intangible asset amortization associated with acquisitions completed during the second and third quarters of 2015. Restructuring costs of $2.7 million included severance-related costs resulting from our January 2016 global workforce reduction.
Sales and marketing

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	% Change
Sales and marketing	$73,545	$53,270	38%
Stock-based compensation	3,204	3,066	5%
Acquisition-related costs	22	33	(33)%
Restructuring costs	2,678	—	N/A
Total sales and marketing expenses	$79,449	$56,369	41%
Percentage of revenue	43.3%	15.5%
The year-over-year growth of $23.1 million in sales and marketing expense in the first quarter of 2016 compared to 2015 was primarily attributable to higher advertising and promotional activity costs of $10.6 million associated with expanded branding and product marketing efforts that began during the fourth quarter of 2015, as well as increases in cash-based personnel-related costs of $6.0 million, resulting from a 33% growth in global headcount from March 31, 2015 to March 31, 2016, and increases in allocated facilities, depreciation and other supporting overhead expenses of $2.6 million. Restructuring costs of $2.7 million included severance-related costs resulting from our January 2016 global workforce reduction.
General and administrative

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	% Change
General and administrative	$16,881	$16,042	5%
Stock-based compensation	6,160	19,617	(69)%
Acquisition-related costs	869	—	N/A
Restructuring costs	811	—	N/A
Total general and administrative expenses	$24,721	$35,659	(31)%
Percentage of revenue	13.5%	9.8%
The year-over-year decrease of $10.9 million in general and administrative expense in the first quarter of 2016 compared to 2015 was primarily attributable to a decrease in stock-based compensation of $13.5 million, partially offset by increases in consulting and outside professional service costs of $1.3 million. The decrease in stock-based compensation was due to the timing of expense recognition attributable to CEO RSUs. (See Note 7 to the Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.)
Income taxes

	Three Months Ended March 31,
(dollars in thousands)	2016	2015	% Change
Income tax expense (benefit)	$(14,283)	$3,272	(537)%
Effective tax rate	11.7%	16.3%

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

We recorded an income tax benefit of $14.3 million for the first quarter of 2016 due to a pre-tax net loss, which resulted in an effective tax rate of 11.7%. Our lower effective tax rate for 2016 compared to 2015 resulted from incurring a higher proportion of our first quarter 2016 net loss in foreign jurisdictions that provide little or no tax benefit and a tax benefit from restructuring charges in the first quarter of 2016. Our provision for income taxes in each period has differed from the tax computed at U.S. federal statutory tax rates due to state taxes, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, and adjustments to unrecognized tax benefits.

Liquidity and Capital Resources
The following table presents selected financial information as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$248,717	$279,672
Marketable securities	139,951	194,386
Total cash, cash equivalents and marketable securities	$388,668	$474,058
Percentage of total assets	42%	43%
Our operations have been financed primarily through cash flow from operating activities and the net proceeds from the issuance of our equity securities. As of March 31, 2016, $140.6 million of cash was held by our foreign subsidiaries, a portion of which was used in April 2016 to fund the acquisition of a mobile editing application company. We do not presently intend to repatriate the remainder of these funds, if any, for use in our domestic operations, but if we were to do so, any such repatriated cash and cash equivalents could be subject to U.S. income taxes.
We believe our existing cash, cash equivalents and marketable securities balances and cash flow from operations will be sufficient to meet our working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements for at least the next 12 months and the foreseeable future.
In March 2016, we entered into a credit agreement with a syndicate of banks that provides for a secured revolving credit facility under which we may borrow up to an aggregate of $250 million and, subject to certain conditions, the total commitments may be increased to up to $300 million. The amount that may be borrowed under the credit facility is based upon a borrowing base formula with respect to our inventory and accounts receivable balances. As of March 31, 2016, the borrowing base available to the Company under the credit facility was approximately $86 million. We currently have no outstanding borrowings. However, in the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances. If we are unable to obtain adequate financing under our credit facility, or alternative sources, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited. (See Note 5 to the Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information.)
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. We have completed acquisitions in the past and we expect to evaluate additional possible acquisitions of, or strategic investments in, businesses, products, and technologies that are complementary to our business, which may require the use of cash. For example, we recently acquired two mobile editing application companies for aggregate cash consideration of approximately $104 million to further enhance our future software offerings. (See Note 2 to the Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for additional information.)
To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended
(in thousands)	March 31, 2016	March 31, 2015	% Change
Net cash provided by (used in) operating activities	$(33,265)	$66,267	(150)%
Net cash provided by (used in) investing activities	$970	$(77,172)	(101)%
Net cash provided by financing activities	$1,352	$16,168	(92)%
Cash flows from operating activities
Cash used by operating activities of $33.3 million in the first quarter of 2016 was comprised of a $107.5 million net loss, non-cash adjustments to net loss of $13.8 million (including stock-based compensation expense of $15.7 million), and net cash inflow of $60.4 million from operating assets and liabilities. Cash inflow related to operating assets and liabilities consisted of net collections in accounts receivable of $99.4 million, reflecting seasonally lower sales, and lower inventory of $48.5 million, reflecting decreased procurement activity, partially offset by decreases in accounts payable and other liabilities of $84.0 million due to the pay-out of 2015 liabilities. The decrease in cash provided by operating activities of $99.5 million in the first quarter of 2016 compared to 2015 was primarily due to our net loss of $107.5 million for the first quarter of 2016 compared to net income of $16.8 million for the first quarter of 2015.
Cash flows from investing activities
Our primary investing activities normally consist of purchases and sales of marketable securities, business acquisitions, and purchases of property and equipment. Cash provided by investing activities was $1.0 million in the first quarter of 2016 resulting from net maturities and sales of marketable securities of $54.2 million, offset by $45.0 million in net cash used for acquisitions and $8.2 million for net purchases of property and equipment. Cash used in investing activities was $77.2 million during the first quarter of 2015 resulting from $79.4 million for purchases of marketable securities, $5.2 million for purchases of property and equipment, and $5.1 million for a business acquisition, partially offset by $12.5 million for net sales and maturities of marketable securities.
In April 2016, upon closing of our second acquisition of a mobile editing application company, we used approximately $59 million of our cash and cash equivalent balance for the purchase consideration.
Cash flows from financing activities
Our primary financing activities consisted of issuances of securities under our common stock plans. Cash provided by financing activities was $1.4 million in the first quarter of 2016 resulting primarily from $4.1 million in net proceeds received from stock purchases made through our ESPP and employee stock option exercises, as well as $0.7 million of excess tax benefit related to stock-based compensation, partially offset by payments of $3.1 million for costs incurred to secure our new credit facility. Cash provided by financing activities was $16.2 million during the first quarter of 2015 resulting from $12.3 million in proceeds received from employee stock option exercises and stock purchases made through our ESPP, as well as $6.1 million of excess tax benefit from stock award activities.

Contractual Commitments
Contractual obligations
See Note 11 to the Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q for discussion of our facility leases and other contractual commitments. In addition, as of March 31, 2016, we recorded accrued liabilities for certain purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts. (See Accrued Liabilities in Note 4 to the Notes to Condensed Consolidated Financial Statements of this quarterly report on Form 10-Q.)

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates, during the first quarter of 2016, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Non-GAAP Financial Measures
In addition to the measures presented in our condensed consolidated financial statements, we use the following non-GAAP financial metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.
Adjusted EBITDA
The following table presents a reconciliation of net income to adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income (loss)	$(107,459)	$16,752
Income tax expense (benefit)	(14,283)	3,272
Interest (income) expense, net	(334)	65
Depreciation and amortization	8,323	5,369
POP display amortization	4,743	4,548
Stock-based compensation	15,731	26,501
Restructuring costs	6,508	—
Adjusted EBITDA	$(86,771)	$56,507
Non-GAAP Net Income (Loss)
The following table presents a reconciliation of net income (loss) to non-GAAP net income (loss):

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income (loss)	$(107,459)	$16,752
Stock-based compensation	15,731	26,501
Acquisition-related costs	2,398	342
Restructuring costs	6,508	—
Income tax adjustments	(3,918)	(7,976)
Non-GAAP net income (loss)	$(86,740)	$35,619
Non-GAAP diluted earnings (loss) per share	$(0.63)	$0.24

We use the non-GAAP financial measures of adjusted EBITDA, non-GAAP net income (loss), and non-GAAP earnings (loss) per share to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. We believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
These non-GAAP financial measures should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP, and are not based on any comprehensive set of accounting rules or principles. These non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Some of these limitations are:

•	These non-GAAP financial measures exclude certain recurring, non-cash charges such as stock-based compensation and amortization of acquired intangible assets;

•	adjusted EBITDA does not reflect tax payments that reduce cash available to us;

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
Because of these limitations, you should consider adjusted EBITDA, non-GAAP net income (loss), and non-GAAP diluted earnings (loss) per share alongside other financial performance measures, including our financial results presented in accordance with GAAP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s market risk during the first quarter of 2016. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange

Commission rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Beginning on January 13, 2016, the first of four purported shareholder class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of our officers. Similar complaints were filed on January 21, 2016, February 4, 2016 and February 19, 2016. Each of the complaints purports to bring suit on behalf of shareholders who purchased our publicly traded securities between July 21, 2015 and January 13, 2016 for the first three complaints and between November 26, 2014 and January 13, 2016 for the last filed complaint. Each complaint purports to allege that defendants made false and misleading statements about our business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and each seeks unspecified compensatory damages, fees and costs.  On April 21, 2016, the court consolidated the complaints and appointed lead plaintiff and lead counsel for the first three actions (the “Camia Investments Class Action”); the court allowed the fourth action to proceed separately as to the period November 26, 2014 through July 20, 2015 (the “Majesty Palms Class Action”) and appointed lead plaintiff and lead counsel for that action. Amended complaints are expected to be filed by June 21, 2016.
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
We are currently and in the future may continue to be subject to litigation, claims and assertions incidental to our business, including patent infringement litigation and product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. Due to inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters. We are unable at this time to determine whether the outcome of the litigation would have a material impact on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors
The risks described in "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015 could materially and adversely affect our business, financial condition and results of operations. There have been no material changes in such risks. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
Not applicable.
Use of Proceeds
On June 25, 2014, the SEC declared our registration statement on Form S-1 (File No. 333-196083) effective for our IPO. On November 19, 2014, the SEC declared our registration statement on Form S-1 (File No. 333-200038) effective for our follow-on offering. There has been no material change in the planned use of proceeds from our initial public offering or our follow-on offering as described in our final prospectus filed with the SEC on June 26, 2014 and November 17, 2014, respectively.
Issuer Purchases of Equity Securities
We have a remaining share repurchase authorization of $264.4 million under the stock repurchase program authorized by our Board of Directors. No shares of our Class A and Class B common stock were purchased during the three months ended March 31, 2016. The share repurchase authorization is set to expire on September 30, 2016.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
None.

Item 6. Exhibits
The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GoPro, Inc.
(Registrant)

Dated:	May 5, 2016	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	May 5, 2016	By: /s/ Brian McGee
Brian McGee Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
10.17	Credit Agreement by and among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A. dated March 25, 2016.					X
31.01	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350					X
32.02‡	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
‡    As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this quarterly report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of GoPro, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.