Form 10-Q
period 2016-06-30
GoPro, Inc.
filed 2016-07-29
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016, 102,936,387 and 36,503,793 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$163,512	$279,672
Marketable securities	115,688	194,386
Accounts receivable, net	65,016	145,692
Inventory	89,889	188,232
Prepaid expenses and other current assets	38,057	25,261
Total current assets	472,162	833,243
Property and equipment, net	66,525	70,050
Intangible assets, net	46,073	31,027
Goodwill	146,459	57,095
Other long-term assets	133,161	111,561
Total assets	$864,380	$1,102,976

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$63,642	$89,989
Accrued liabilities	151,102	192,446
Deferred revenue	11,605	12,742
Total current liabilities	226,349	295,177
Long-term liabilities	40,641	35,766
Total liabilities	266,990	330,943

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized,102,936 and 100,596 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 36,504 and 36,005 shares issued and outstanding, respectively	687,894	663,311
Treasury stock, at cost, 1,545 and 1,545 shares, respectively	(35,613)	(35,613)
Retained earnings (accumulated deficit)	(54,891)	144,335
Total stockholders’ equity	597,390	772,033
Total liabilities and stockholders’ equity	$864,380	$1,102,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	$220,755	$419,919	$404,291	$783,028
Cost of revenue	127,753	225,579	251,575	424,955
Gross profit	93,002	194,340	152,716	358,073
Operating expenses:
Research and development	93,049	58,453	170,028	107,890
Sales and marketing	84,888	63,494	164,337	119,863
General and administrative	24,442	26,255	49,163	61,914
Total operating expenses	202,379	148,202	383,528	289,667
Operating income (loss)	(109,377)	46,138	(230,812)	68,406
Other income (expense), net	660	122	353	(2,122)
Income (loss) before income taxes	(108,717)	46,260	(230,459)	66,284
Income tax expense (benefit)	(16,950)	11,229	(31,233)	14,501
Net income (loss)	$(91,767)	$35,031	$(199,226)	$51,783

Net income (loss) per share:
Basic	$(0.66)	$0.26	$(1.44)	$0.39
Diluted	$(0.66)	$0.24	$(1.44)	$0.35

Weighted-average shares used to compute net income (loss) per share:
Basic	138,942	133,150	138,243	132,716
Diluted	138,942	146,781	138,243	147,720
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
(in thousands)	June 30, 2016	June 30, 2015
Operating activities:
Net income (loss)	$(199,226)	$51,783
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,804	11,791
Stock-based compensation	33,135	44,690
Excess tax benefit from stock-based compensation	(917)	(28,139)
Deferred income taxes	(13,494)	(6,656)
Other	1,162	2,956
Changes in operating assets and liabilities:
Accounts receivable, net	80,699	65,562
Inventory	98,343	(66,045)
Prepaid expenses and other assets	(9,282)	(21,598)
Accounts payable and other liabilities	(85,492)	78,521
Deferred revenue	(1,457)	(724)
Net cash provided by (used in) operating activities	(78,725)	132,141

Investing activities:
Purchases of property and equipment, net	(12,192)	(21,269)
Purchases of marketable securities	—	(112,326)
Maturities and sales of marketable securities	78,093	34,446
Acquisitions, net of cash acquired	(104,353)	(57,706)
Net cash used in investing activities	(38,452)	(156,855)

Financing activities:
Proceeds from issuance of common stock, net	4,405	17,139
Excess tax benefit from stock-based compensation	917	28,139
Payment of deferred acquisition-related consideration	(950)	—
Payment of credit facility issuance costs	(3,221)	—
Payment of deferred public offering costs	—	(903)
Net cash provided by financing activities	1,151	44,375
Effect of exchange rate changes on cash and cash equivalents	(134)	(1,559)
Net increase (decrease) in cash and cash equivalents	(116,160)	18,102
Cash and cash equivalents at beginning of period	279,672	319,929
Cash and cash equivalents at end of period	$163,512	$338,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. (GoPro or the Company) makes mountable and wearable cameras and accessories. GoPro's products are sold globally through retailers, wholesale distributors and on the Company’s website. The Company's global corporate headquarters are located in San Mateo, California.
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The Company's fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30, and September 30. The condensed consolidated financial statements reflect all adjustments (which are normal and recurring in nature) that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected for the full fiscal year or any other future period. The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2015. There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report.
Principles of consolidation. These condensed consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition (including sales returns, implied post contract support and marketing allowances), stock-based compensation, inventory valuation, product warranty liabilities, the valuation and useful lives of long-lived assets (property and equipment, intangible assets and goodwill) and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the condensed consolidated statements of comprehensive income (loss) have been omitted.
Prior period reclassifications. Reclassifications of certain prior period amounts in the condensed consolidated financial statements have been made to conform to the current period presentation.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Recent accounting pronouncements

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Accounting Standards Update (ASU) No. 2014-09, 2016-08, 2016-10 and 2016-12, Revenue from Contracts with Customers (Topic 606)
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09 to achieve a consistent application of revenue recognition within the United States, resulting in a single revenue model to be applied by reporting companies under GAAP. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires that entities disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, which clarifies the implementation guidance for principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, which amends the new standard related to identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU No. 2016-12, which clarifies three aspects including the objective of the collectibility criterion, the measurement date for noncash consideration and the requirements for a completed contract. The new standards may be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.
January 1, 2018
The Company is evaluating the impact that the adoption of these standards will have on its consolidated financial statements and related disclosures. The Company has not determined whether the effect will be material to its revenue results.

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
		January 1, 2019	The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
ASU No. 2016-09, Stock Compensation (Topic 718)
This standard simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. The new guidance also allows an entity to make a policy election to account for forfeitures as they occur. Early adoption is permitted for an entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.
		January 1, 2017	The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
Accounting Standards Update (ASU) No. 2016-13, Credit Losses (Topic 326)
The standard requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.
		January 1, 2020	The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.
Standards that were adopted

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

ASU No. 2015-03 and ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30)
ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts.
ASU 2015-15 clarified ASU 2015-03 in that fees related to line-of-credit arrangements should continue to be presented as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement.
	January 1, 2016	The adoption of these standards did not have a material impact on the Company's consolidated financial statements.

2. Business Acquisitions
During the six months ended June 30, 2016, the Company completed acquisitions of two privately-held mobile editing application companies for cash consideration of approximately $104 million. The aggregate allocation of the purchase prices primarily included $17.4 million of identifiable intangible assets, $3.4 million of net deferred tax liabilities and approximately $89 million of residual goodwill. Net tangible assets acquired were not material. Goodwill is primarily attributable to expected synergies in the technologies that can be leveraged by the Company in future software related offerings. Goodwill is not expected to be deductible for U.S. income tax purposes. The operating results of the acquired companies have been included in the Company's condensed consolidated financial statements for the six months ended June 30, 2016 from the date of acquisition.
The acquired companies are headquartered in Austin, Texas and Paris, France. In addition to the amounts above, aggregate deferred cash and stock compensation of up to approximately $37 million is payable to certain continuing employees subject to meeting specified future employment conditions. This amount is being recognized as compensation expense over the requisite service periods of up to four years from the respective acquisition dates.
Actual and pro forma results of operations for these acquisitions have not been presented because they do not have a material impact to the Company's consolidated results of operations, either individually or in aggregate.

3. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	June 30, 2016			December 31, 2015
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$36,724	$—	$36,724	$51,059	$—	$51,059
Total cash equivalents	$36,724	$—	$36,724	$51,059	$—	$51,059
Marketable securities:
U.S. agency securities	$—	$13,391	$13,391	$—	$14,451	$14,451
Commercial paper	—	—	—	—	2,197	2,197
Corporate debt securities	—	96,165	96,165	—	165,825	165,825
Municipal securities	—	6,132	6,132	—	11,913	11,913
Total marketable securities	$—	$115,688	$115,688	$—	$194,386	$194,386
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets. Cash balances were $126.8 million and $228.6 million as of June 30, 2016 and December 31, 2015, respectively.
Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. At June 30, 2016 and December 31, 2015, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity. There were no transfers of financial assets between levels during the six months ended June 30, 2016.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The remaining contractual maturities of available-for-sale marketable securities are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Less than one year	$90,612	$122,199
Greater than one year but less than two years	25,076	72,187
Total	$115,688	$194,386
At June 30, 2016 and December 31, 2015, the amortized cost of the Company's cash equivalents and marketable securities approximated their fair value and there were no material unrealized gains or losses, either individually or in the aggregate.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

4. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	June 30, 2016	December 31, 2015
Components	$8,190	$9,476
Finished goods	81,699	178,756
Total inventory	$89,889	$188,232
Property and equipment, net

(in thousands)	June 30, 2016	December 31, 2015
Leasehold improvements	$42,369	$40,841
Production, engineering and other equipment	26,957	25,174
Tooling	20,156	19,537
Computers and software	15,971	14,581
Furniture and office equipment	12,006	11,389
Construction in progress	6,528	4,632
Tradeshow equipment and other	6,448	4,136
Gross property and equipment	130,435	120,290
Less: Accumulated depreciation and amortization	(63,910)	(50,240)
Property and equipment, net	$66,525	$70,050

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

In June 2016, the Company committed to a plan to vacate and sublet certain leased office facilities that are auxiliary to our main headquarters. Changes in estimated useful life of associated leasehold improvements and office equipment are expected to result in accelerated depreciation expense of approximately $7 million over the next 13 months, including approximately $4 million in the third quarter of 2016 and approximately $3 million ratably over the remaining period.
Intangible assets and goodwill

	June 30, 2016
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$48,184	$(12,486)	$35,698
In-process research and development (IPR&D)	10,375	—	10,375
Total intangible assets	$58,559	$(12,486)	$46,073

	December 31, 2015
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$32,952	$(8,540)	$24,412
IPR&D	6,615	—	6,615
Total intangible assets	$39,567	$(8,540)	$31,027
Purchased technology acquired in 2016 has an estimated useful life of four years. As of June 30, 2016, technological feasibility has not been established for IPR&D assets, which have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.
Amortization expense was $3.9 million and $1.2 million in the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, the expected amortization expense of amortizable intangible assets for future periods is as follows:

(in thousands)	Total
Year ending December 31,
2016 (remaining 6 months)	$5,075
2017	9,388
2018	8,452
2019	7,669
2020	4,244
Thereafter	870
$35,698
The carrying amount of goodwill was $146.5 million and $57.1 million as of June 30, 2016 and December 31, 2015, respectively. The increase in 2016 was entirely attributable to the acquisitions described above in Note 2.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Accrued liabilities

(in thousands)	June 30, 2016	December 31, 2015
Accrued payables	$70,083	$64,831
Excess purchase order commitments	12,172	38,477
Accrued sales incentive	20,020	29,298
Employee related liabilities	25,590	26,491
Warranty liability	8,594	10,400
Customer deposits	4,127	8,877
Income taxes payable	3,070	7,536
Other	7,446	6,536
Accrued liabilities	$151,102	$192,446

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
As of June 30, 2016, the Company may borrow up to approximately $82 million under the Credit Facility. No borrowings have been made from the Credit Facility to date. As of June 30, 2016, the Company was in compliance with all financial covenants contained in the Credit Agreement.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

6. Stockholders' equity
Stock repurchase program. On September 30, 2015, the Company's board of directors authorized a program to repurchase up to $300 million of the Company's Class A common stock. The repurchase program, which expires in September 2016, does not obligate the Company to acquire any specific number of shares and may be discontinued or extended at any time by the board of directors. Share repurchases under the program may be made from time-to-time through open market transactions, block trades, privately negotiated transactions or otherwise, including under plans complying with both Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. At June 30, 2016 and December 31, 2015, the Company had a remaining share repurchase authorization of $264.4 million. The Company has recorded its repurchased shares as treasury stock.
CEO stock contributions. In the first six months of 2015, the CEO contributed an aggregate 5.2 million shares of Class B common stock to the Company without consideration per the terms of a Contribution Agreement dated December 28, 2011, and amended on May 11, 2015, representing all of the then remaining shares subject to the contribution obligations. These shares contributed by the CEO were retired during 2015. Refer to the audited financial statements contained in the Company's 2015 Annual Report.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

7. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within 10 years from the date of grant and generally vest over four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest annually over a four year period based upon continued service and are settled at vesting in shares of the Company's Class A common stock. The ESPP allows eligible employees to purchase shares of the Company's Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. For additional information regarding the Company's equity incentive plans, please refer to the audited financial statements contained in its 2015 Annual Report.
Stock options
A summary of the Company’s stock option activity for the six months ended June 30, 2016 and related information is as follows:

	Options outstanding
	Shares (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015:	13,081	$11.82	6.70	$108,846
Granted	2,405	11.16
Exercised	(947)	1.56
Forfeited/Cancelled	(820)	18.67
Outstanding at June 30, 2016:	13,719	$12.01	6.57	$49,301

Exercisable at June 30, 2016	8,230	$8.28	5.64	$48,772
Vested and expected to vest at June 30, 2016	13,427	$11.90	6.53	$49,267
The aggregate intrinsic value of the stock options outstanding as of June 30, 2016 represents the value of the Company's closing stock price on June 30, 2016 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the six months ended June 30, 2016 is as follows:

	Shares (in thousands)	Weighted- average grant date fair value
Non-vested shares at December 31, 2015	4,638	$32.15
Granted	5,672	11.58
Vested	(715)	22.01
Forfeited	(814)	25.08
Non-vested shares at June 30, 2016	8,781	$20.35

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

In June 2014, the Company granted an award of 4.5 million RSUs covering shares of the Company's Class B common stock to the Company's CEO (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to both a market-based vesting condition and a service-based vesting condition. The market-based condition was achieved in January 2015. Stock-based compensation expense related to the CEO RSUs was $4.2 million and $21.8 million for the six months ended June 30, 2016 and 2015, respectively.
Employee stock purchase plan (ESPP)
In the six months ended June 30, 2016 and 2015, the Company issued 431,673 and 313,233 shares under its ESPP at weighted average prices of $8.76 and $20.40, respectively. The weighted-average fair value of each right to purchase shares of the Company's Class A common stock granted under the ESPP for these periods was $3.49 and $16.56, respectively.
Stock-based compensation expense
The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options granted and ESPP issuances is estimated using the Black-Scholes option pricing model. The fair value of RSUs is determined using the Company's closing stock price on the date of grant. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its 2015 Annual Report. The following table summarizes stock-based compensation included in the condensed consolidated statements of operations:

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cost of revenue	$412	$350	$769	$633
Research and development	7,086	3,710	13,096	7,245
Sales and marketing	3,679	2,932	6,883	5,998
General and administrative	6,227	11,197	12,387	30,814
Total stock-based compensation expense, before income taxes	17,404	18,189	33,135	44,690
Total tax benefit recognized	(5,386)	(6,240)	(10,150)	(15,544)
Total stock-based compensation expense, net of income taxes	$12,018	$11,949	$22,985	$29,146

At June 30, 2016, there was total unearned stock-based compensation of $169.4 million related to stock options, RSUs and ESPP, which is expected to be recognized over a weighted average period of 2.9 years.

8. Net income (loss) per share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, including all potentially dilutive common shares.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Undistributed earnings are allocated based on the contractual participation rights of Class A and Class B common stock as if the earnings for the year have been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock.
The following table presents the calculations of basic and diluted net income (loss) per share:

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Numerator:
Net income (loss)	$(91,767)	$35,031	$(199,226)	$51,783

Denominator:
Weighted-average common shares—basic for Class A and Class B common stock	138,942	133,150	138,243	132,716
Effect of potentially dilutive shares	—	13,631	—	15,004
Weighted-average common shares—diluted for Class A and Class B common stock	138,942	146,781	138,243	147,720

Net income (loss) per share:
Basic	$(0.66)	$0.26	$(1.44)	$0.39
Diluted	$(0.66)	$0.24	$(1.44)	$0.35
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Stock options, ESPP shares and RSUs	21,391	1,814	19,848	1,983

9. Income taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income tax expense (benefit)	$(16,950)	$11,229	$(31,233)	$14,501
Effective tax rate	15.6%	24.3%	13.6%	21.9%
The Company recorded an income tax benefit of $17.0 million for the three months ended June 30, 2016 due to a pre-tax net loss, which resulted in an effective tax rate of 15.6%. The lower effective tax rates for the three and six months ended June 30, 2016 compared to 2015 resulted from the Company providing a net tax benefit on pre-tax losses in the United States, which was offset by income taxes paid at lower rates in profitable foreign jurisdictions (primarily Europe). The Company's provision for income taxes in each period has differed from the tax computed at U.S. federal statutory tax rates due to state taxes, the effect of non-U.S. operations, deductible and non-deductible

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

stock-based compensation expense, federal research and development tax credits, and adjustments to unrecognized tax benefits.
The Company is currently under examination by the Internal Revenue Service for the 2012 through 2014 tax years. The Company is not able to estimate the potential impact that the examination may have on income tax expense. If the examination is resolved unfavorably, there is a possibility it may have a material negative impact on the Company's results of operations. The California Franchise Tax Board has completed an examination for the 2011 and 2012 tax years and the effect on income tax expense was immaterial.
At June 30, 2016 and December 31, 2015, the Company’s gross unrecognized tax benefits was $51.4 million and $36.3 million, respectively. If recognized, $31.2 million of these unrecognized tax benefits (net of U.S. federal benefit) at June 30, 2016 would be recorded as a reduction of future income tax provision. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions and tax positions based on the Company’s interpretation of certain U.S. trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the completion of examinations by the U.S. or foreign taxing authorities and the expiration of statute of limitations on the Company's tax returns. Although the completion, settlement and closure of any audits is uncertain, it is reasonably possible that the total amount of unrecognized tax benefits will materially increase within the next 12 months. However, given the number of years remaining that are subject to examination, the range of the reasonably possible change cannot be estimated reliably.

10. Related parties
The Company has agreements for certain contract manufacturing and engineering services with a vendor affiliated with one of the Company's investors. The Company recorded no expense and $0.2 million in the six months ended June 30, 2016 and 2015, respectively, for services rendered. As of June 30, 2016 and December 31, 2015, the Company had no accounts payable associated with this vendor.
The Company incurs costs for Company-related chartered aircraft fees for the use of the CEO’s private plane. The Company recorded expense of $0.6 million and $0.7 million in the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, the Company had accounts payable associated with this vendor of zero and $0.1 million, respectively.
In 2013, the Company entered into a three-year agreement, which was amended in July 2016 to continue through the end of 2016, with a company affiliated with the son of one of the members of the Company's board of directors to acquire certain naming rights to a kart racing facility. As consideration for these naming rights, the Company would pay a total of $0.5 million over the three year period. As of June 30, 2016, the Company has recorded cumulative expense of $0.5 million, and has also provided 100 GoPro cameras at no cost each year.
See Notes 6 and 7 above for information regarding CEO RSUs and Class B common stock contributed by the CEO back to the Company.

11. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027. As of December 31, 2015, the Company’s total future minimum lease payments under noncancelable operating leases were $152.2 million. In June 2016, the Company entered into a sub-lease agreement for one of its office facilities that decreased the Company’s total future minimum lease payments by sub-lease rentals of approximately $5 million, which approximates the corresponding remaining lease rentals. The Company has not entered into any new material lease commitments during the six months ended June 30, 2016. Rent expense was $9.8 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively.
Other Commitments. In the ordinary course of business, the Company also enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

related to its financial and IT systems; manufacturing equipment for tooling and molds; and various other contractual commitments. In May 2016, the Company entered into a 3.5 year agreement with Red Bull GmbH (Red Bull) that includes content production, distribution and cross-promotion. As part of the agreement, Red Bull will receive equity and cash consideration over the term of the agreement. During the second quarter of 2016, the Company issued unregistered restricted shares of its Class A common stock to Red Bull with a fair value of approximately $7 million.
As of June 30, 2016 and December 31, 2015, the Company's total undiscounted future expected obligations under these multi-year agreements described above were approximately $67 million and $28.8 million, respectively. The increase in 2016 was primarily attributable to the Red Bull agreement described above and new software licenses unrelated to the Red Bull agreement.
Legal proceedings. From time to time, the Company is involved in legal proceedings in the ordinary course of business, including the litigation matters described in Part II, Item 1 of this Quarterly Report on Form 10-Q. Due to inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of these matters. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the results of operations, financial condition or cash flows of the Company.
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of June 30, 2016, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
Product warranty
The following table summarizes the warranty liability activity:

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Beginning balances	$8,011	$8,969	$10,855	$6,405
Charged to cost of revenue	5,871	5,309	8,541	11,353
Settlements of warranty claims	(4,943)	(5,559)	(10,457)	(9,039)
Ending balances	$8,939	$8,719	$8,939	$8,719
At June 30, 2016, $8.6 million of the warranty liability was recorded as an element of accrued liabilities and $0.3 million was recorded as an element of other long-term liabilities.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

12. Concentrations of risk and geographic information
Customer concentration. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's management believes that credit risk for accounts receivable is mitigated by the Company's credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within management’s expectations.
Customers who represented 10% or more of the Company's net accounts receivable balance were as follows:

	June 30, 2016	December 31, 2015
Customer A	30%	40%
Customer B	13%	*
Customer C	16%	18%
* Less than 10% of total accounts receivable for the period indicated
The following table summarizes the Company's accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Accounts receivable sold	$43,794	$50,416	$64,304	$85,716
Factoring fees	317	446	459	736
Customers who represented 10% or more of the Company's total revenue were as follows:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Customer B	21%	16%	18%	14%
Customer A	14%	*	14%	*
* Less than 10% of total revenue for the period indicated

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Supplier concentration. The Company relies on third parties for the supply and manufacture of its cameras and accessories, some of which are sole-source suppliers. The Company's management believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all. The Company also relies on third parties with whom it outsources supply chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics.
Geographic information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Americas	$124,570	$212,350	$209,875	$392,443
Europe, Middle East and Africa (EMEA)	60,714	137,186	120,992	276,265
Asia and Pacific area countries (APAC)	35,471	70,383	73,424	114,320
Total revenue	$220,755	$419,919	$404,291	$783,028
Revenue in the United States, which is included in the Americas geographic region, was $188.2 million and $344.4 million for the six months ended June 30, 2016 and 2015, respectively. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of June 30, 2016 and December 31, 2015, long-lived assets, which represent gross property and equipment, located outside the United States, primarily in Hong Kong and China, were $54.1 million and $47.6 million, respectively.

13. Restructuring charges
On January 12, 2016, the Company adopted a restructuring plan that provided for a reduction in the Company’s global workforce of approximately 7%. The Company incurred aggregate restructuring expenses of $6.5 million in the first quarter of 2016, which primarily included cash-based severance costs. The restructuring plan was substantially completed in the first quarter 2016. As of June 30, 2016, the remaining accrued liability was not material.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Our MD&A is provided in addition to the accompanying consolidated condensed financial statements and notes to assist readers in understanding our results of operations, financial condition and cash flows. This MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the second quarter and first six months of 2016 to 2015.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Material changes, outside our ordinary course of business, to our contractual obligations, off-balance sheet arrangements and indemnifications from December 31, 2015.

•	Non-GAAP Financial Measures. A presentation of results reconciling GAAP to non-GAAP adjusted measures.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A contains a number of forward-looking statements that involve a number of risks and uncertainties. Words such as “expect,” “anticipate,” "believe," "may," "will," "estimate," "continue," "intend," "target," "goal," "plan," or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward looking statements include plans to include new product offerings, projections of results of operations, and any discussion of the trends and other factors that drive our business and future results. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, our actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors referenced in “Risk Factors” in Part II, Item 1A, and elsewhere in this report. Our business, financial condition or results of operations could be materially harmed by any of these or other factors. References in this Quarterly Report on Form 10-Q to “GoPro,” “we,” “us,” “our” and the “Company” refer to GoPro, Inc., a Delaware corporation, and its subsidiaries.

Overview
GoPro is transforming the way people visually capture and share their lives. We do this by enabling people to capture compelling, immersive photo and video content of themselves participating in their day to day life as well as their favorite activities. Our consumers and community include some of the world’s most active and passionate people. To date, our cameras and mountable and wearable accessories have generated substantially all of our revenue. We sell our products globally through retailers, wholesale distributors, and on our website. As of June 30, 2016, our products were sold to customers in more than 100 countries and through more than 45,000 retail outlets.
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

				% Change
(dollars in thousands, except per share amounts)	Q2 2016	Q1 2016	Q2 2015	Q2 2016 vs. Q1 2016	Q2 2016 vs. Q2 2015
Revenue	$220,755	$183,536	$419,919	20%	(47)%
Gross margin (1)	42.1%	32.5%	46.3%	960 bps	(420) bps
Operating expenses	$202,379	$181,149	$148,202	12%	37%
Operating (loss) income	$(109,377)	$(121,435)	$46,138	(10)%	(337)%
Net (loss) income	$(91,767)	$(107,459)	$35,031	(15)%	(362)%
Diluted net (loss) income per share	$(0.66)	$(0.78)	$0.24	(15)%	(375)%
Cash provided by (used in) operations	$(45,460)	$(33,265)	$166,273	37%	(127)%

Key metrics:
Units shipped (in thousands)(2)	759	701	1,647	8%	(54)%
Adjusted EBITDA(3)	$(76,757)	$(86,771)	$75,349	(12)%	(202)%
Non-GAAP net (loss) income(4)	$(72,595)	$(86,740)	$50,715	(16)%	(243)%
Non-GAAP diluted earnings (loss) per share	$(0.52)	$(0.63)	$0.35	(17)%	(249)%
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
(4) We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, restructuring costs, acquisition-related costs and taxes related to the income tax effect of these adjustments. Acquisition-related costs include the amortization of acquired intangible assets, as well as third-party transaction costs for legal and other professional services.
Reconciliations of non-GAAP adjusted measures to the most directly comparable measures are presented under "Non-GAAP Financial Measures" below.
Second quarter 2016 and recent highlights
Second quarter 2016 revenue of $220.8 million increased 20% from the preceding quarter due to increased unit volumes for cameras and accessories as well as an 11% increase in average selling price of units shipped, reflecting a shift to a good-better-best offering of HERO Session, HERO4 Silver and HERO4 Black cameras. We estimate global channel unit sell-thru in the second quarter of 2016 was approximately 50% higher than global unit sell-in, which enabled a sequential reduction in our inventory balance of 36% as well as an estimated sequential reduction in global channel unit inventory of slightly below 35%, ahead of anticipated new product launches in the second half of 2016. See "Results of Operations" below for year-over-year discussion.
Second quarter 2016 gross margin of 42.1% increased from 32.5% in the preceding quarter, reflecting an improvement in both product mix of higher price point cameras and a higher proportion of sales through our direct channel. In addition, we recorded no further inventory write-downs in the second quarter.
Second quarter 2016 operating loss of $109.4 million decreased sequentially by $12.1 million, or 10%, resulting from improved gross margin performance as described above, the absence of restructuring costs of $6.5 million incurred in the first quarter associated with our January 2016 global workforce reduction, and partially offset by acquisition-related costs and higher research and development and marketing expenses.
We ended the second quarter of 2016 with total cash and investments of $279.2 million, down $109.5 million or 28% sequentially from March 31, 2016. Cash used in operations of $45.5 million primarily reflected cash outflows from increased operating expenses that were partially offset by net cash inflows related to operating assets and liabilities, including an approximate $50 million decrease in inventory. We made total acquisition related payments of over $70 million in the second quarter of 2016, which primarily consisted of payments related to the acquisition of a mobile editing application company in April 2016 for purchase consideration of approximately $59 million, as well as deferred cash compensation payments of approximately $11 million related to acquisitions in the current year and prior periods.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

In May 2016, we launched the new mobile creative suite of Quik™ and Splice, two creative apps to help manage, edit, and share content from both GoPro cameras and mobile devices. Combined, the monthly active users have doubled to approximately 3.7 million in the second quarter of 2016 since we rebranded the apps as GoPro, and the cumulative downloads as of July 27, 2016 was approximately 37 million.
In June 2016, we launched GoPro Care to U.S. consumers, a fee-based service offering a range of support options, including extended warranty and accidental damage coverage. Revenue earned to date from GoPro Care was not material.
Looking Ahead
This fall, we plan to launch our next-generation HERO5 cameras and our first drone product for the consumer market, named Karma. We expect revenue to grow consecutively in each of the third and fourth quarters, as compared to the second quarter of 2016, based on our current expectations for these product launches. Furthermore, we expect sell-in to exceed sell-thru for the third quarter of 2016 due to our new product launches. Gross margin will fluctuate in future periods based on product, distributor and geographical mix and volume. We expect total operating expenses to grow sequentially for the third and fourth quarters, with a majority of this growth occurring in sales and marketing. We expect to increase our sales and marketing expenditures in the second half of 2016 to improve worldwide brand awareness, support the launch of our next generation cameras and drone-related products, software products and services and stimulate consumer demand during the holiday season.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below.  While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Investing in research and development. We believe that our performance is significantly dependent on the investments we make in research and development and that we must continually develop and introduce innovative new products, enhance existing products and effectively stimulate customer demand for existing and future products. If we fail to innovate and enhance our product offerings, our brand, market position and revenue will be adversely affected. Further, if our research and development efforts are not successful, we will not recover the investments that we make in this aspect of our business. In the fall of this year, we plan to launch our next-generation HERO5 cameras and our first drone product for the consumer market, named Karma. We expect these hardware launches will be accompanied by ongoing software improvements and developments of our robust editing tools in both mobile and desktop. In future periods, we plan to further expand our software and services offerings and maintain our investment in our entertainment business.
Expanding our total addressable market and growing internationally. Our long-term growth will depend in part on our ability to expand our consumer base and our presence in international markets. We intend to broaden our user base to include a more diverse group of consumers by providing both innovative and easy-to-use cameras as well as offering intuitive and simple software tools that enable the seamless and easy sharing of content. We recently acquired two mobile video editing application companies that complement our strategy of enabling content management, editing and sharing across platforms. We plan to increase our presence globally through the active promotion of our brand, the formation of strategic partnerships, the introduction of new products and the growth of our international sales channel. We expect to begin offering localized customer experiences in multiple languages later this year including Chinese, French, German, Italian, Japanese, Korean, Portuguese, Spanish, and three versions of English.
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
Leveraging software, services, and entertainment content. We intend to continue to increase our investment in the development of software and services, as well as entertainment-related initiatives. We believe we have significant opportunities to establish new revenue streams from these software, services and entertainment investments. However, we do not have significant experience deriving revenue from the distribution of GoPro content or software,

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

and we cannot be assured that these ongoing investments, which will occur before any material revenue contribution is received, will result in increased revenue or profitability.
Seasonality. Historically, we have experienced the highest levels of revenue in the fourth quarter of the year, coinciding with the holiday shopping season in the United States and Europe. Timely and effective product introductions and forecasting, whether just prior to the holiday season or otherwise, are critical to our operations and financial performance.

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2016		2015		2016		2015
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Revenue	$220,755	100%	$419,919	100%	$404,291	100%	$783,028	100%
Cost of revenue(1)	127,753	58	225,579	54	251,575	62	424,955	54
Gross profit	93,002	42	194,340	46	152,716	38	358,073	46
Operating expenses:
Research and development(1)	93,049	42	58,453	14	170,028	42	107,890	14
Sales and marketing(1)	84,888	38	63,494	15	164,337	41	119,863	15
General and administrative(1)	24,442	11	26,255	6	49,163	12	61,914	8
Total operating expenses	202,379	92	148,202	35	383,528	95	289,667	37
Operating income (loss)	(109,377)	(50)	46,138	11	(230,812)	(57)	68,406	9
Other income (expense), net	660	—	122	—	353	—	(2,122)	—
Income (loss) before income taxes	(108,717)	(49)	46,260	11	(230,459)	(57)	66,284	9
Income tax expense (benefit)	(16,950)	(8)	11,229	3	(31,233)	(8)	14,501	2
Net income (loss)	$(91,767)	(41)%	$35,031	8%	$(199,226)	(49)%	$51,783	7%

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$412		$350		$769		$633
Research and development	7,086		3,710		13,096		7,245
Sales and marketing	3,679		2,932		6,883		5,998
General and administrative	6,227		11,197		12,387		30,814
Total	$17,404		$18,189		$33,135		$44,690

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Units shipped	759	1,647	(54)%	1,460	2,989	(51)%

Americas	$124,570	$212,350	(41)%	$209,875	$392,443	(47)%
Percentage of revenue	56.4%	50.6%		51.9%	50.1%
EMEA	$60,714	$137,186	(56)%	$120,992	$276,265	(56)%
Percentage of revenue	27.5%	32.7%		29.9%	35.3%
APAC	$35,471	$70,383	(50)%	$73,424	$114,320	(36)%
Percentage of revenue	16.1%	16.8%		18.2%	14.6%
Total revenue	$220,755	$419,919	(47)%	$404,291	$783,028	(48)%
The year-over-year decrease in revenue and units shipped during the second quarter and first half of 2016 compared to 2015 was driven by seasonally weaker camera sales than the prior year, across all geographic regions, reflecting the lack of a major new camera launch during the 2015 holiday season or during 2016 to date. Our revenue in the first half of 2015 benefited from the introduction of our HERO4 cameras preceding the 2014 holiday season, primarily in Europe and Asia. Estimated global channel unit sell-thru exceeded global unit sell-in by approximately 50% in each of the first two quarters of 2016.
The average selling price of units shipped, defined as total revenue divided by unit shipments, increased approximately 14% year-over-year due to a shift to a good-better-best offering of HERO Session, HERO4 Silver and HERO4 Black cameras, and the discontinuation of our entry-level HERO cameras.
Cost of revenue and gross margin

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Cost of revenue	$127,119	$224,934	(43)%	$249,998	$423,805	(41)%
Stock-based compensation	412	350	18%	769	633	21%
Acquisition-related costs	222	295	(25)%	444	517	(14)%
Restructuring costs	—	—	N/A	364	—	N/A
Total cost of revenue	$127,753	$225,579	(43)%	$251,575	$424,955	(41)%
Gross margin	42.1%	46.3%	(420) bps	37.8%	45.7%	(790) bps
Gross margin of 42.1% in the second quarter of 2016 decreased 420 bps compared with the same period in 2015 due to higher marketing development funds in 2016 of approximately $6 million (or 150 bps) to accelerate sell-thru, changes in product mix (140 bps) and the allocation of fixed overhead costs across fewer units shipped in 2016 (130 bps). Gross margin of 37.8% in the first half of 2016 decreased 790 bps compared with the same period in 2015 due to changes in product mix (540 bps), the allocation of fixed overhead costs across fewer units shipped in 2016 (160 bps) and increased marketing development funds (90 bps).
We do not have material financial exposure remaining from purchase commitments and inventory related to our end-of-life HERO camera line. The year-over-year effect of stock-based compensation, acquisition-related costs and restructuring costs on gross margin was insignificant.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating expenses
The year-over-year growth of $54 million, or 37%, in operating expenses in the second quarter of 2016 compared with the same period in 2015 was primarily attributable to an approximate $22 million year-over-year increase in cash-based personnel-related expenses, resulting from an approximate 26% growth in our global headcount, an approximate $11 million year-over-year increase in advertising and promotional activity costs, and an approximate $8 million year-over-year increase for allocated facilities, depreciation and other supporting overhead expenses. See discussion below.
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Research and development	$83,745	$54,131	55%	$150,774	$99,946	51%
Stock-based compensation	7,086	3,710	91%	13,096	7,245	81%
Acquisition-related costs	2,218	612	262%	3,503	699	401%
Restructuring costs	—	—	N/A	2,655	—	N/A
Total research and development expenses	$93,049	$58,453	59%	$170,028	$107,890	58%
Percentage of revenue	42.2%	13.9%		42.1%	13.8%
The year-over-year growth of $34.6 million and $62.1 million in research and development expense in the second quarter and first half of 2016, respectively, compared to 2015 was primarily attributable to higher cash-based personnel-related costs of $16.8 million and $27.6 million, respectively, resulting from a 39% growth in global headcount from June 30, 2015 to June 30, 2016, and included compensation expenses of approximately $7 million payable to certain continuing employees of a recently acquired company. Additionally, the year-over-year growth in the second quarter and first half of 2016 was attributable to increases in material and equipment costs of $5.1 million and $9.9 million, respectively, increases in allocated facilities, depreciation and other supporting overhead expenses of $5.1 million and $9.5 million, respectively, and increases in consulting and outside professional service costs of $2.8 million and $6.8 million, respectively. The growth in research and development expense in absolute terms, and as a percentage of revenue, was primarily driven by investments (including increased headcount) to support the development of our next generation HERO5 cameras, drone-related products, content-management software solutions and entertainment-related initiatives.
Stock-based compensation increased $3.4 million and $5.9 million in the second quarter and first six months of 2016, respectively, due to higher employee headcount. Acquisition-related costs increased due to intangible asset amortization associated with two acquisitions completed during 2016. Restructuring costs of $2.7 million in the first half of 2016 included severance-related costs recorded in the first quarter 2016 associated with our January 2016 global workforce reduction.
Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Sales and marketing	$81,209	$60,529	34%	$154,754	$113,799	36%
Stock-based compensation	3,679	2,932	25%	6,883	5,998	15%
Acquisition-related costs	—	33	(100)%	22	66	(67)%
Restructuring costs	—	—	N/A	2,678	—	N/A
Total sales and marketing expenses	$84,888	$63,494	34%	$164,337	$119,863	37%
Percentage of revenue	38.5%	15.1%		40.6%	15.3%

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The year-over-year growth of $21.4 million and $44.5 million in sales and marketing expense in the second quarter and first half of 2016, respectively, compared to 2015 was primarily attributable to higher advertising and promotional activity costs of $11.1 million and $21.6 million, respectively, associated with expanded corporate branding campaigns that began in the fourth quarter of 2015, as well as increases in cash-based personnel-related costs of $3.6 million and $9.6 million, respectively, resulting from a 17% growth in global headcount from June 30, 2015 to June 30, 2016, and increases in allocated facilities, depreciation and other supporting overhead expenses of $1.8 million and $4.4 million, respectively. Restructuring costs of $2.7 million included severance-related costs recorded in the first quarter associated with our January 2016 global workforce reduction.
General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
General and administrative	$17,980	$14,480	24%	$34,861	$30,522	14%
Stock-based compensation	6,227	11,197	(44)%	12,387	30,814	(60)%
Acquisition-related costs	235	578	(59)%	1,104	578	91%
Restructuring costs	—	—	N/A	811	—	N/A
Total general and administrative expenses	$24,442	$26,255	(7)%	$49,163	$61,914	(21)%
Percentage of revenue	11.1%	6.3%		12.2%	7.9%
The year-over-year decrease of $1.8 million and $12.8 million in general and administrative expense in the second quarter and first half of 2016 compared to 2015 was primarily attributable to decreases in stock-based compensation of $5.0 million and $18.4 million, respectively, partially offset by increases in cash-based personnel-related costs of $1.2 million and $1.5 million, respectively, as well as consulting and outside professional service costs of $0.9 million and $2.3 million, respectively. The decrease in stock-based compensation was due to the timing of expense recognition attributable to the CEO RSUs. (See Note 7 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.)
Income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Income tax expense (benefit)	$(16,950)	$11,229	(251)%	$(31,233)	$14,501	(315)%
Effective tax rate	15.6%	24.3%		13.6%	21.9%
We recorded an income tax benefit of $17.0 million for the second quarter of 2016 due to a pre-tax net loss, which resulted in an effective tax rate of 15.6%. The lower effective tax rates for the second quarter and first half of 2016 compared to 2015 resulted from the Company providing a net tax benefit on pre-tax losses in the United States, which was offset by income taxes paid at lower rates in profitable foreign jurisdictions (primarily Europe). Our provision for income taxes in each period has differed from the tax computed at U.S. federal statutory tax rates due to state taxes, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, federal research and development tax credits, and adjustments to unrecognized tax benefits.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The following table presents selected financial information as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$163,512	$279,672
Marketable securities	115,688	194,386
Total cash, cash equivalents and marketable securities	$279,200	$474,058
Percentage of total assets	32%	43%
Historically, our operations have been financed primarily through cash flow from operating activities and the net proceeds from the maturities and sales of our marketable securities and issuance of our equity securities. As of June 30, 2016, $64.2 million of cash was held by our foreign subsidiaries. We do not presently intend to repatriate the remainder of these funds, if any, for use in our domestic operations, but if we were to do so, any such repatriated cash and cash equivalents could be subject to U.S. income taxes.
We reported negative operating cash flow in our condensed consolidated statement of cash flows for the first half of 2016 due to lower revenue and higher operating expense investment. We expect to generate positive operating cash flow beginning in the fourth quarter of 2016 based on our current expectations regarding revenue growth in the second half of the year, as described in "Looking Ahead" above. We believe our existing cash, cash equivalents and marketable securities balances and cash flow from future operations will be sufficient to meet our working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements for at least the next 12 months and the foreseeable future.
In March 2016, we entered into a credit agreement with a syndicate of banks that provides for a secured revolving credit facility under which we may borrow up to an aggregate of $250 million and, subject to certain conditions, the total commitments may be increased to up to $300 million. As of June 30, 2016, we may borrow up to approximately $82 million under the credit facility. We currently have no outstanding borrowings. However, in the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances. If we are unable to obtain adequate financing under our credit facility, or alternative sources, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited. (See Note 5 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.)
Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the timing of new product introductions, market acceptance of our products, and overall economic conditions. We have completed acquisitions in the past and we expect to evaluate additional possible acquisitions of, or strategic investments in, businesses, products, and technologies that are complementary to our business, which may require the use of cash. For example, we recently acquired two mobile editing application companies for aggregate cash consideration of approximately $104 million to further enhance our future software related offerings. (See Note 2 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.)
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

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended
(in thousands)	June 30, 2016	June 30, 2015	% Change
Net cash provided by (used in) operating activities	$(78,725)	$132,141	(160)%
Net cash used in investing activities	$(38,452)	$(156,855)	(75)%
Net cash provided by financing activities	$1,151	$44,375	(97)%
Cash flows from operating activities. Cash used by operating activities of $78.7 million in the first half of 2016 was attributable to an adjusted net loss of $161.5 million (net loss adjusted for non-cash expenses of $37.7 million) and net cash inflow of $82.8 million from changes in operating assets and liabilities. Cash inflow related to changes in operating assets and liabilities consisted of net collections in accounts receivable of $80.7 million, reflecting seasonally lower sales, and a decrease in inventory of $98.3 million, reflecting decreased procurement activity associated with reducing our inventory in anticipation of new product launches, partially offset by decreases in accounts payable and other liabilities of $85.5 million due to the pay-out of 2015 and current year liabilities. The decrease in cash provided by operating activities of $210.9 million during the first half of 2016 compared to 2015 was primarily due to significant losses in 2016 compared to our net income for the first half of 2015.
Cash flows from investing activities. Cash used by investing activities was $38.5 million in the first half of 2016 resulting from net maturities and sales of marketable securities of $78.1 million to be used in operations, offset by $104.4 million in net cash used for acquisitions and $12.2 million for purchases of property and equipment, net. Cash used in investing activities was $156.9 million during the first half of 2015 resulting from $112.3 million for purchases of marketable securities, $57.7 million for business acquisitions, and $21.3 million for purchases of property and equipment, partially offset by $34.4 million for net sales and maturities of marketable securities.
Cash flows from financing activities. Our primary financing activities consisted of issuances of securities under our common stock plans. Cash provided by financing activities was $1.2 million in the first half of 2016 resulting from $4.4 million in net proceeds received from stock purchases made through our ESPP and employee stock option exercises, as well as $0.9 million of excess tax benefit related to stock-based compensation, partially offset by payments of $3.2 million for costs incurred in the first quarter to secure our credit facility. Cash provided by financing activities was $44.4 million during the first half of 2015 resulting from $17.1 million in proceeds received from employee stock option exercises and stock purchases made through our ESPP, as well as $28.1 million of excess tax benefit from stock award activities.

Contractual Commitments
Contractual obligations. See Note 11 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for discussion of our facility leases and other contractual commitments.
In addition, as of June 30, 2016, we recorded accrued liabilities for certain purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts. (See Accrued Liabilities in Note 4 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.)
Off-balance sheet arrangements. During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Indemnifications. We have entered into indemnification agreements with our directors and executive officers which require us to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service.  In addition, in the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited history with prior indemnification claims

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

and the unique facts and circumstances involved in each particular agreement. To date, the payments we have made under these agreements have not had a material effect on our operating results, financial position or cash flows. However, we may record charges in the future as a result of these indemnification agreements.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates, during the first six months of 2016, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Non-GAAP Financial Measures
In addition to the measures presented in our condensed consolidated financial statements, we use the following non-GAAP financial metrics to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.
The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended
(in thousands)	June 30, 2016	March 31, 2016	June 30, 2015
Net income (loss)	$(91,767)	$(107,459)	$35,031
Income tax expense (benefit)	(16,950)	(14,283)	11,229
Interest (income) expense, net	117	(334)	155
Depreciation and amortization	9,482	8,323	6,422
POP display amortization	4,957	4,743	4,323
Stock-based compensation	17,404	15,731	18,189
Restructuring costs	—	6,508	—
Adjusted EBITDA	$(76,757)	$(86,771)	$75,349
The following table presents a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended
(in thousands)	June 30, 2016	March 31, 2016	June 30, 2015
Net income (loss)	$(91,767)	$(107,459)	$35,031
Stock-based compensation	17,404	15,731	18,189
Acquisition-related costs	2,675	2,398	1,518
Restructuring costs	—	6,508	—
Income tax adjustments	(907)	(3,918)	(4,023)
Non-GAAP net income (loss)	$(72,595)	$(86,740)	$50,715
Non-GAAP diluted earnings (loss) per share	$(0.52)	$(0.63)	$0.35

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

•
adjusted EBITDA excludes depreciation and amortization and, although these are non-cash charges, the property and equipment being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash capital expenditure requirements for such replacements;

•
adjusted EBITDA also excludes the amortization of POP display assets because it is a non-cash charge, and similar to depreciation of property and equipment and amortization of acquired intangible assets; and

•	other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
Because of these limitations, you should consider adjusted EBITDA, non-GAAP net income (loss), and non-GAAP diluted earnings (loss) per share alongside other financial performance measures, including our financial results presented in accordance with GAAP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s market risk during the first six months of 2016. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2016. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Beginning on January 13, 2016, the first of four purported shareholder class action lawsuits was filed in the U.S. District Court for the Northern District of California against the Company and certain of our officers. Similar complaints were filed on January 21, 2016, February 4, 2016 and February 19, 2016. Each of the complaints purports to bring suit on behalf of shareholders who purchased our publicly traded securities between July 21, 2015 and January 13, 2016 for the first three complaints and between November 26, 2014 and January 13, 2016 for the last filed complaint. Each complaint purports to allege that defendants made false and misleading statements about our business, operations and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act, and each seeks unspecified compensatory damages, fees and costs. On April 21, 2016, the court consolidated the complaints and appointed lead plaintiff and lead counsel for the first three actions (Camia Investments Class Action); the court allowed the fourth action to proceed separately as to the period November 26, 2014 through July 20, 2015 (Majesty Palms Class Action) and appointed lead plaintiff and lead counsel for that action. An amended complaint was filed in the Camia Investment Class Action on June 21, 2016 and an amended complaint is expected to be filed by July 28, 2016 in the Majesty Palms Class Action.
On January 25, 2016, a purported shareholder class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of our current and former directors and executive officers and underwriters of our IPO. The complaint purports to bring suit on behalf of shareholders who purchased our stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with our IPO and purports to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended. The complaint seeks unspecified damages and other relief. A similar complaint was filed on May 13, 2016, and consolidated on June 7, 2016. Defendants filed a demurrer (motion to dismiss) to the consolidated action. On July 13, 2016, the Court sustained the demurrer dismissing the complaint with leave to amend and ordered plaintiff to file any amended complaint by October 7, 2016.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities. In accordance with the terms of a multi-year, global partnership agreement between us and Red Bull GmbH (Red Bull), on May 13, 2016, we issued 821,693 restricted shares of our Class A common stock to Red Bull for an aggregate offering price of $7.3 million. Such shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (Securities Act) for transactions by an issuer not involved in a public offering, and are deemed to be restricted securities for purposes of the Securities Act. There were no underwriters or placement agents employed in connection with this transaction.  Use of the exemption provided in Section 4(a)(2) was based on the following facts: Red Bull was an accredited investor; neither we or any person acting on our behalf solicited any offer to buy or sell securities by any form of general solicitation or advertising; Red Bull had access to our business and financial information; Red Bull represented its intention to acquire the shares for investment only and not with a view towards distribution; and all such shares were issued with a restrictive legend and may only be disposed of pursuant to an effective registration statement or an exemption from registration in compliance with U.S. federal and state securities laws.
Use of Proceeds. On June 25, 2014, the SEC declared our registration statement on Form S-1 (File No. 333-196083) effective for our IPO. On November 19, 2014, the SEC declared our registration statement on Form S-1 (File No. 333-200038) effective for our follow-on offering. There has been no material change in the planned use of proceeds from our initial public offering or our follow-on offering as described in our final prospectus filed with the SEC on June 26, 2014 and November 17, 2014, respectively.
Issuer Purchases of Equity Securities. We have a remaining share repurchase authorization of $264.4 million under the stock repurchase program authorized by our Board of Directors. No shares of our Class A and Class B common stock were purchased during the six months ended June 30, 2016. The share repurchase authorization is set to expire on September 30, 2016.

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

GoPro, Inc.
(Registrant)

Dated:	July 28, 2016	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	July 28, 2016	By: /s/ Brian McGee
Brian McGee Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
10.03*	GoPro, Inc. 2014 Equity Incentive Plan, as amended and forms thereunder					X
31.01	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

* Indicates a management contract or compensatory plan.
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