Form 10-Q
period 2016-09-30
GoPro, Inc.
filed 2016-11-04
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, 103,968,889 and 36,596,489 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$131,577	$279,672
Marketable securities	93,315	194,386
Accounts receivable, net	92,351	145,692
Inventory	145,231	188,232
Prepaid expenses and other current assets	40,566	25,261
Total current assets	503,040	833,243
Property and equipment, net	77,577	70,050
Intangible assets, net	37,496	31,027
Goodwill	146,459	57,095
Other long-term assets	136,713	111,561
Total assets	$901,285	$1,102,976

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$158,767	$89,989
Accrued liabilities	183,905	192,446
Deferred revenue	11,499	12,742
Total current liabilities	354,171	295,177
Long-term liabilities	39,496	35,766
Total liabilities	393,667	330,943

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized,103,969 and 100,596 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 36,596 and 36,005 shares issued and outstanding, respectively	702,190	663,311
Treasury stock, at cost, 1,545 and 1,545 shares, respectively	(35,613)	(35,613)
Retained earnings (accumulated deficit)	(158,959)	144,335
Total stockholders’ equity	507,618	772,033
Total liabilities and stockholders’ equity	$901,285	$1,102,976
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue	$240,569	$400,340	$644,860	$1,183,368
Cost of revenue	143,500	213,710	395,075	638,665
Gross profit	97,069	186,630	249,785	544,703
Operating expenses:
Research and development	96,146	67,372	266,174	175,262
Sales and marketing	91,567	66,427	255,904	186,290
General and administrative	24,945	25,195	74,108	87,109
Total operating expenses	212,658	158,994	596,186	448,661
Operating income (loss)	(115,589)	27,636	(346,401)	96,042
Other expense, net	(808)	(363)	(455)	(2,485)
Income (loss) before income taxes	(116,397)	27,273	(346,856)	93,557
Income tax expense (benefit)	(12,329)	8,474	(43,562)	22,975
Net income (loss)	$(104,068)	$18,799	$(303,294)	$70,582

Net income (loss) per share:
Basic	$(0.74)	$0.14	$(2.18)	$0.53
Diluted	$(0.74)	$0.13	$(2.18)	$0.48

Weighted-average shares used to compute net income (loss) per share:
Basic	140,124	135,800	138,875	133,755
Diluted	140,124	146,055	138,875	147,201
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
(in thousands)	September 30, 2016	September 30, 2015
Operating activities:
Net income (loss)	$(303,294)	$70,582
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,540	19,385
Impairment of intangible assets	6,000	—
Stock-based compensation	51,601	62,560
Excess tax benefit from stock-based compensation	(2,374)	(32,550)
Deferred income taxes	(20,956)	(6,888)
Other	4,754	4,433
Changes in operating assets and liabilities:
Accounts receivable, net	53,706	63,348
Inventory	43,001	(136,294)
Prepaid expenses and other assets	(10,526)	(20,027)
Accounts payable and other liabilities	28,584	113,141
Deferred revenue	(1,485)	(927)
Net cash provided by (used in) operating activities	(120,449)	136,763

Investing activities:
Purchases of property and equipment, net	(26,516)	(32,326)
Purchases of marketable securities	—	(207,186)
Maturities of marketable securities	93,224	50,536
Sale of marketable securities	6,791	23,955
Acquisitions, net of cash acquired	(104,353)	(65,405)
Net cash used in investing activities	(30,854)	(230,426)

Financing activities:
Proceeds from issuance of common stock, net	5,342	23,807
Excess tax benefit from stock-based compensation	2,374	32,550
Payment of deferred acquisition-related consideration	(950)	—
Payment of credit facility issuance costs	(3,287)	—
Payment of deferred public offering costs	—	(903)
Net cash provided by financing activities	3,479	55,454
Effect of exchange rate changes on cash and cash equivalents	(271)	(1,751)
Net decrease in cash and cash equivalents	(148,095)	(39,960)
Cash and cash equivalents at beginning of period	279,672	319,929
Cash and cash equivalents at end of period	$131,577	$279,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. (GoPro or the Company) makes mountable and wearable cameras, drones and accessories. These GoPro products are sold globally through retailers, wholesale distributors and on the Company’s website. The Company's global corporate headquarters are located in San Mateo, California.
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
Standards that are not yet adopted
Accounting Standards Update (ASU) No. 2014-09, 2016-08, 2016-10 and 2016-12, Revenue from Contracts with Customers (Topic 606)
The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires that entities disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Early adoption is permitted, but not earlier than the first quarter of 2017. The retrospective or cumulative effect transition method is permitted.
January 1, 2018
The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures. The Company has not determined whether the effect will be material to its consolidated financial statements.

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

2. Business Acquisitions
In March and April 2016, the Company completed acquisitions of two privately-held mobile editing application companies for total cash consideration of approximately $104 million. The aggregate allocation of the purchase prices primarily included $17.4 million of identifiable intangible assets, $3.4 million of net deferred tax liabilities and approximately $89 million of residual goodwill. Net tangible assets acquired were not material. Goodwill is primarily attributable to expected synergies in the technologies that can be leveraged by the Company in future software related offerings. Goodwill is not expected to be deductible for U.S. income tax purposes. The operating results of the acquired companies have been included in the Company's condensed consolidated financial statements for the nine months ended September 30, 2016 from the date of acquisition.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The acquired companies were headquartered and are located in Austin, Texas and Paris, France. In addition to the amounts above, aggregate deferred cash and stock compensation of up to approximately $37 million is payable to certain continuing employees subject to meeting specified future employment conditions. This amount is being recognized as compensation expense over the requisite service periods of up to four years from the respective acquisition dates.
Actual and pro forma results of operations for these acquisitions have not been presented because they do not have a material impact to the Company's consolidated results of operations, either individually or in aggregate.

3. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	September 30, 2016			December 31, 2015
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$4,954	$—	$4,954	$51,059	$—	$51,059
Total cash equivalents	$4,954	$—	$4,954	$51,059	$—	$51,059
Marketable securities:
U.S. agency securities	$—	$13,334	$13,334	$—	$14,451	$14,451
Commercial paper	—	—	—	—	2,197	2,197
Corporate debt securities	—	77,621	77,621	—	165,825	165,825
Municipal securities	—	2,360	2,360	—	11,913	11,913
Total marketable securities	$—	$93,315	$93,315	$—	$194,386	$194,386
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets. Cash balances were $126.6 million and $228.6 million as of September 30, 2016 and December 31, 2015, respectively.
Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. At September 30, 2016 and December 31, 2015, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity. There were no transfers of financial assets between levels during the nine months ended September 30, 2016.
The remaining contractual maturities of available-for-sale marketable securities are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Less than one year	$93,315	$122,199
Greater than one year but less than two years	—	72,187
Total	$93,315	$194,386
At September 30, 2016 and December 31, 2015, the amortized cost of the Company's cash equivalents and marketable securities approximated their fair value and there were no material unrealized gains or losses, either individually or in the aggregate.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

4. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	September 30, 2016	December 31, 2015
Components	$35,097	$9,476
Finished goods	110,134	178,756
Total inventory	$145,231	$188,232
Property and equipment, net

(in thousands)	September 30, 2016	December 31, 2015
Leasehold improvements	$48,019	$40,841
Production, engineering and other equipment	40,991	25,174
Tooling	22,592	19,537
Computers and software	17,771	14,581
Furniture and office equipment	12,540	11,389
Construction in progress	2,317	4,632
Tradeshow equipment and other	7,409	4,136
Gross property and equipment	151,639	120,290
Less: Accumulated depreciation and amortization	(74,062)	(50,240)
Property and equipment, net	$77,577	$70,050
The Company has committed to plans to vacate and sublet certain leased office facilities. Changes in estimated useful life of associated leasehold improvements and office equipment are expected to result in accelerated depreciation expense of approximately $10 million, including $4.3 million recorded for the three months ended September 30, 2016 and $5.4 million ratably over an estimated remaining period of 11 months.
Intangible assets and goodwill

	September 30, 2016
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$48,634	$(15,063)	$33,571
In-process research and development (IPR&D)	3,925	—	3,925
Total intangible assets	$52,559	$(15,063)	$37,496

	December 31, 2015
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$32,952	$(8,540)	$24,412
IPR&D	6,615	—	6,615
Total intangible assets	$39,567	$(8,540)	$31,027

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

A summary of the Company’s IPR&D activity for the nine months ended September 30, 2016 is as follows:

(in thousands)	Total
Balance at December 31, 2015	$6,615
IPR&D assets acquired	3,760
Technological feasibility achieved	(450)
Asset impairment	(6,000)
Balance at September 30, 2016	$3,925
Purchased technology acquired in 2016 has an estimated useful life of four years. During the three months ended September 30, 2016, the Company recorded an impairment charge of $6.0 million to research and development expense for IPR&D assets acquired in 2015 that were abandoned in the third quarter of 2016. As of September 30, 2016, technological feasibility has not been established for the remaining IPR&D assets, which have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.
Amortization expense was $6.5 million and $2.7 million in the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, the expected amortization expense of amortizable intangible assets for future periods is as follows:

(in thousands)	Total
Year ending December 31,
2016 (remaining 3 months)	$2,567
2017	9,506
2018	8,569
2019	7,786
2020	4,273
Thereafter	870
$33,571
The carrying amount of goodwill was $146.5 million and $57.1 million as of September 30, 2016 and December 31, 2015, respectively. The increase in 2016 was entirely attributable to the acquisitions described above in Note 2.
Accrued liabilities

(in thousands)	September 30, 2016	December 31, 2015
Accrued payables	$73,084	$60,738
Inventory received not billed	29,479	4,093
Employee related liabilities	33,935	26,491
Accrued sales incentives	19,637	29,298
Warranty liability	8,858	10,400
Customer deposits	6,520	8,877
Income taxes payable	1,979	7,536
Purchase order commitments	2,374	38,477
Other	8,039	6,536
Accrued liabilities	$183,905	$192,446

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
The amount that may be borrowed under the Credit Facility is based upon a borrowing base formula with respect to the Company’s inventory and accounts receivable balances. Borrowed funds accrue interest, at the Company’s election, based on an annual rate of (a) London Interbank Offered Rate (LIBOR) or (b) the administrative agent’s base rate, plus an applicable margin of between 1.50% and 2.00% for LIBOR rate loans, and between 0.50% and 1.00% for base rate loans, depending on the level of utilization of the Credit Facility. The Company is required to pay a commitment fee on the unused portion of the Credit Facility of 0.25% or 0.375% per annum, based on the level of utilization of the Credit Facility. Amounts owing under the Credit Agreement and related credit documents are guaranteed by the Company and its material subsidiaries. The Company and its Cayman and Netherlands subsidiaries have also granted security interests in substantially all of their assets to collateralize these obligations.
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
As of September 30, 2016, the Company may borrow up to approximately $112 million under the Credit Facility and was in compliance with all financial covenants contained in the Credit Agreement. No borrowings have been made from the Credit Facility to date.

6. Stockholders' equity
Stock repurchase program. On September 30, 2016, the share repurchase program authorized by the Company’s board of directors in September 2015 to repurchase up to $300 million of the Company's Class A common stock expired and has not been renewed. The repurchase program did not obligate the Company to acquire any specific number of shares. At December 31, 2015, the Company had a remaining share repurchase authorization of $264.4 million and no shares were repurchased during 2016.
CEO stock contributions. In the first half of 2015, the CEO contributed an aggregate 5.2 million shares of Class B common stock to the Company without consideration per the terms of a Contribution Agreement dated December 28, 2011, and amended on May 11, 2015, representing all of the then remaining shares subject to the contribution obligations. These shares contributed by the CEO were retired during 2015. Refer to the audited financial statements contained in the Company's 2015 Annual Report.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

7. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within 10 years from the date of grant and generally vest over four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest annually over a four-year period based upon continued service and are settled at vesting in shares of the Company's Class A common stock. The ESPP allows eligible employees to purchase shares of the Company's Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. For additional information regarding the Company's equity incentive plans, please refer to the audited financial statements contained in its 2015 Annual Report.
Stock options
A summary of the Company’s stock option activity for the nine months ended September 30, 2016 is as follows:

	Options outstanding
	Shares (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015:	13,081	$11.82	6.70	$108,846
Granted	2,516	11.33
Exercised	(1,442)	1.53
Forfeited/Cancelled	(1,115)	19.61
Outstanding at September 30, 2016:	13,040	$12.20	6.41	$86,550

Vested and expected to vest at September 30, 2016	12,803	$12.12	6.37	$85,781
Exercisable at September 30, 2016	8,132	$9.28	5.51	$73,387
The aggregate intrinsic value of the stock options outstanding as of September 30, 2016 represents the value of the Company's closing stock price on September 30, 2016 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the nine months ended September 30, 2016 is as follows:

	Shares (in thousands)	Weighted- average grant date fair value
Non-vested shares at December 31, 2015	4,638	$32.15
Granted	6,912	12.15
Vested	(1,229)	26.23
Forfeited	(1,031)	26.10
Non-vested shares at September 30, 2016	9,290	$18.73

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

In June 2014, the Company granted an award of 4.5 million RSUs covering shares of the Company's Class B common stock to the Company's CEO (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to both a market-based vesting condition and a three-year service-based vesting condition. The market-based condition was achieved in January 2015. Stock-based compensation expense related to the CEO RSUs was $5.5 million and $26.1 million for the nine months ended September 30, 2016 and 2015, respectively.
Employee stock purchase plan. In the nine months ended September 30, 2016 and 2015, the Company issued 668,107 and 436,924 shares under its ESPP at weighted average prices of $9.15 and $26.88, respectively. The weighted-average fair value of each right to purchase shares of the Company's Class A common stock granted under the ESPP for these periods was $4.23 and $15.13, respectively.
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options granted and ESPP issuances is estimated using the Black-Scholes option pricing model. The fair value of RSUs is determined using the Company's closing stock price on the date of grant. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its 2015 Annual Report.
The following table summarizes stock-based compensation included in the condensed consolidated statements of operations:

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cost of revenue	$426	$410	$1,195	$1,043
Research and development	8,039	4,872	21,135	12,117
Sales and marketing	3,816	3,516	10,699	9,514
General and administrative	6,185	9,072	18,572	39,886
Total stock-based compensation expense, before income taxes	18,466	17,870	51,601	62,560
Total tax benefit recognized	(5,573)	(7,323)	(15,723)	(22,867)
Total stock-based compensation expense, net of income taxes	$12,893	$10,547	$35,878	$39,693

At September 30, 2016, total unearned stock-based compensation of $164.2 million related to stock options, RSUs and ESPP is expected to be recognized over a weighted average period of 2.8 years.

8. Net income (loss) per share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding, including all potentially dilutive common shares.
The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding. Class A common stock is not convertible into Class B common stock. The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table presents the calculations of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Numerator:
Net income (loss)	$(104,068)	$18,799	$(303,294)	$70,582

Denominator:
Weighted-average common shares—basic for Class A and Class B common stock	140,124	135,800	138,875	133,755
Effect of potentially dilutive shares	—	10,255	—	13,446
Weighted-average common shares—diluted for Class A and Class B common stock	140,124	146,055	138,875	147,201

Net income (loss) per share:
Basic	$(0.74)	$0.14	$(2.18)	$0.53
Diluted	$(0.74)	$0.13	$(2.18)	$0.48
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Stock options, ESPP shares and RSUs	22,693	2,373	20,803	1,995

9. Income taxes
The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Income tax expense (benefit)	$(12,329)	$8,474	$(43,562)	$22,975
Effective tax rate	10.6%	31.1%	12.6%	24.6%
The Company recorded an income tax benefit of $12.3 million for the three months ended September 30, 2016 due to a pre-tax net loss, which resulted in an effective tax rate of 10.6%. The lower effective tax rates for the three and nine months ended September 30, 2016 compared to 2015 resulted from the Company providing a net tax benefit on pre-tax losses in the United States, which was offset by income taxes paid at lower rates in profitable foreign jurisdictions (primarily Europe). The Company's provision for income taxes in each period has differed from the tax computed at U.S. federal statutory tax rates due to state taxes, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, federal research and development tax credits, and adjustments to unrecognized tax benefits.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The Company is currently under examination by the Internal Revenue Service for the 2012 through 2014 tax years and is unable to estimate the potential impact that the examination may have on income tax expense. If the examination is resolved unfavorably, there is a possibility it may have a material negative impact on the Company's results of operations.
At September 30, 2016 and December 31, 2015, the Company’s gross unrecognized tax benefits were $49.3 million and $36.3 million, respectively. If recognized, $31.2 million of these unrecognized tax benefits (net of U.S. federal benefit) at September 30, 2016 would be recorded as a reduction of future income tax provision. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions and tax positions based on the Company’s interpretation of certain U.S. trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the completion of examinations by the U.S. or foreign taxing authorities and the expiration of statute of limitations on the Company's tax returns. Although the completion, settlement and closure of any audits is uncertain, it is reasonably possible that the total amount of unrecognized tax benefits will materially increase within the next 12 months. However, given the number of years remaining that are subject to examination, the range of the reasonably possible change cannot be estimated reliably.

10. Related party transactions
The Company has agreements for certain contract manufacturing and engineering services with a vendor affiliated with one of the Company's investors. The Company recorded no expense in the nine months ended September 30, 2016 and 2015. The Company made payments of $0.2 million to this vendor in 2015. As of September 30, 2016 and December 31, 2015, the Company had no accounts payable associated with this vendor.
The Company incurs costs for Company-related chartered aircraft fees for the use of the CEO’s private plane. The Company recorded expense of $0.7 million and $0.7 million in the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, the Company had accounts payable associated with these aircraft fees of zero and $0.1 million, respectively.
In 2013, the Company entered into a three-year agreement, which was amended in July 2016 to continue through the end of 2016, with a company affiliated with the son of one of the members of the Company's board of directors to acquire certain naming rights to a kart racing facility. As consideration for these naming rights, the Company paid $0.5 million over the three year period. As of September 30, 2016, the Company has recorded cumulative expense of $0.5 million, and has also provided 100 GoPro cameras at no cost each year. As of September 30, 2016 and December 31, 2015, the Company had no accounts payable associated with this agreement.
See Notes 6 and 7 above for information regarding CEO RSUs and Class B common stock contributed by the CEO back to the Company.

11. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027. As of December 31, 2015, the Company’s total future minimum lease payments under noncancelable operating leases were $152.2 million. In June 2016, the Company entered into a sub-lease agreement for one of its office facilities that decreased the Company’s total future minimum lease payments by sub-lease rentals of approximately $5 million, which approximates the corresponding remaining lease rentals. The Company has not entered into any new material lease commitments during the nine months ended September 30, 2016. Rent expense was $14.4 million and $8.2 million for the nine months ended September 30, 2016 and 2015, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
As of September 30, 2016, the Company's total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $53.7 million, composed of payments to be made of $2.8 million during the fourth quarter of 2016, and $17.9 million, $17.6 million, $15.4 million in 2017, 2018 and 2019, respectively.
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
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of September 30, 2016, the Company has not paid any claims or been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
Product warranty
The following table summarizes the warranty liability activity:

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Beginning balances	$8,939	$8,719	$10,855	$6,405
Charged to cost of revenue	4,485	6,515	13,026	18,335
Settlements of warranty claims	(4,068)	(5,809)	(14,525)	(15,315)
Ending balances	$9,356	$9,425	$9,356	$9,425
At September 30, 2016, $8.9 million of the warranty liability was recorded as an element of accrued liabilities and $0.5 million was recorded as an element of other long-term liabilities.

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
Customers who represented 10% or more of the Company's net accounts receivable balance were as follows:

	September 30, 2016	December 31, 2015
Customer A	27%	*
Customer B	*	40%
Customer C	*	18%
* Less than 10% of total accounts receivable for the period indicated
The following table summarizes the Company's accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Accounts receivable sold	$35,210	$55,136	$99,514	$140,852
Factoring fees	267	482	726	1,219
Customers who represented 10% or more of the Company's total revenue were as follows:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Customer A	21%	14%	19%	14%
Customer B	10%	11%	12%	*
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Geographic information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Americas	$135,895	$190,839	$345,770	$583,282
Europe, Middle East and Africa (EMEA)	77,346	156,639	198,338	432,904
Asia and Pacific area countries (APAC)	27,328	52,862	100,752	167,182
Total revenue	$240,569	$400,340	$644,860	$1,183,368
Revenue in the United States, which is included in the Americas geographic region, was $122.5 million and $169.2 million for the three months ended September 30, 2016 and 2015, respectively, and $310.7 million and $513.6 million for the nine months ended September 30, 2016 and 2015, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of September 30, 2016 and December 31, 2015, long-lived assets, which represent gross property and equipment, located outside the United States, primarily in Hong Kong and China, were $71.2 million and $47.6 million, respectively.

13. Restructuring charges
On January 12, 2016, the Company adopted a restructuring plan that provided for a reduction in the Company’s global workforce of approximately 7%. The Company incurred aggregate restructuring expenses of $6.5 million in the first quarter of 2016, which primarily included cash-based severance costs. As of September 30, 2016, the plan was completed and all costs have been paid.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Our MD&A is provided in addition to the accompanying consolidated condensed financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows. This MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the third quarter and first nine months of 2016 to 2015.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Material changes, outside our ordinary course of business, to our contractual obligations, off-balance sheet arrangements and indemnifications from December 31, 2015.

•	Non-GAAP Financial Measures. A presentation of results reconciling GAAP to non-GAAP adjusted measures.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (SEC) and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Our MD&A contains a number of forward-looking statements that involve a number of risks and uncertainties. Words such as “expect,” “anticipate,” "believe," "may," "will," "estimate," "continue," "intend," "target," "goal," "plan," or variations of such words and similar expressions are intended to identify such forward-looking statements. Forward looking statements include but are not limited to, those regarding our business outlook for the fourth quarter of 2016 and for calendar year 2017. These statements involve risks and uncertainties, and actual events or results may differ materially. Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are our dependence on sales of our cameras and accessories for substantially all of our revenue and the effect of a fall in sales during the holiday season; the fact that we do not expect to continue to grow in the future at the same rate as we have in the past, that we may fail to manage our growth, and profitability in past periods might not be indicative of future performance; any inability to successfully manage frequent product introductions and transitions, including managing our sales channel and inventory; any inability to anticipate consumer preferences and successfully develop desirable products; the risks associated with our entrance into the consumer drone market; the effects of the highly competitive market in which we operate; the risks related to inventory, purchase commitments and long-lived assets; difficulty in accurately predicting our future customer demand; the importance of maintaining the value and reputation of our brand; and other factors detailed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2015, and in "Risk Factors" in Part II, Item A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. Our business, financial condition or results of operations could be materially harmed by any of these or other factors. These forward-looking statements speak only as of the date hereof or as of the date otherwise stated herein. GoPro disclaims any obligation to update these forward-looking statements.  References in this Quarterly Report on Form 10-Q to “GoPro,” “we,” “us,” “our” and the “Company” refer to GoPro, Inc., a Delaware corporation, and its subsidiaries.

Overview
GoPro, Inc. is transforming the way people capture and share their lives. What began as an idea to help athletes document themselves engaged in sport, GoPro has become an end-to-end storytelling solution that helps the world share itself through immersive and engaging content. To date, our cameras and mountable and wearable accessories have generated substantially all of our revenue. We sell our products globally through retailers, wholesale distributors, and on our website. As of September 30, 2016, our products were sold to customers in more than 100 countries and through more than 45,000 retail outlets.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

				% Change
(dollars in thousands, except per share amounts)	Q3 2016	Q2 2016	Q3 2015	Q3 2016 vs. Q2 2016	Q3 2016 vs. Q3 2015
Revenue	$240,569	$220,755	$400,340	9%	(40)%
Units shipped (in thousands)(1)	1,018	759	1,593	34%	(36)%
Gross margin (2)	40.3%	42.1%	46.6%	(180) bps	(630) bps
Operating expenses	$212,658	$202,379	$158,994	5%	34%
Operating (loss) income	$(115,589)	$(109,377)	$27,636	6%	(518)%
Net (loss) income	$(104,068)	$(91,767)	$18,799	13%	(654)%
Diluted net (loss) income per share	$(0.74)	$(0.66)	$0.13	12%	(669)%
Cash provided by (used in) operations	$(41,724)	$(45,460)	$4,622	(8)%	(1,003)%

Other financial information:
Adjusted EBITDA(3)	$(73,622)	$(76,757)	$56,721	(4)%	(230)%
Non-GAAP net (loss) income(4)	$(84,279)	$(72,595)	$36,626	16%	(330)%
Non-GAAP diluted earnings (loss) per share	$(0.60)	$(0.52)	$0.25	15%	(340)%
(1) Represents the number of individually packaged camera units that are shipped during a reporting period, net of any returns. Units shipped does not include sales of drones, mounts, or accessories for cameras and drones.
(2) One basis point (bps) is equal to 1/100th of 1%
(3) We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, POP display amortization, stock-based compensation, impairment charges and restructuring costs.
(4) We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, restructuring costs, acquisition-related costs and taxes related to the income tax effect of these adjustments. Acquisition-related costs include amortization and impairment write-downs (if applicable) of acquired intangible assets, as well as third-party transaction costs for legal and other professional services.
Reconciliations of non-GAAP adjusted measures to the most directly comparable measures are presented under "Non-GAAP Financial Measures" below.
Third quarter 2016 and recent highlights
We began shipping our all-new cloud connected HERO5 Black and HERO5 Session cameras into our global channel in late September 2016, which became available beginning October 2, 2016 at select stores, online retailers and at GoPro.com. Our HERO5 cameras can auto-upload photos and videos to GoPro Plus, a new cloud-based subscription service that enables consumers to easily access, edit and share content. In addition, GoPro Plus offers a range of additional premium benefits. GoPro Plus launched in the United States on October 2, 2016 and is expected to be available in international markets in the first quarter of 2017. Complementing our new HERO5 cameras and GoPro Plus, we also released new versions of our Quik mobile and desktop applications, which are offered at no charge. We began shipping our Karma drone and accessories after quarter-end, which became available online beginning October 23, 2016 and now available at major U.S. retailers.
Third quarter 2016 revenue of $240.6 million increased 9% from the preceding quarter due to a 34% increase in units shipped, which resulted in a 19% reduction in average selling price of units shipped (defined as total revenue divided by unit shipments). The sequential reduction in average selling price was primarily due to changes in camera mix and lower accessory sales. Units shipped in the third quarter were lower than expected due to production issues primarily related to our new HERO5 Black camera that limited our ability to meet initial retailer and distributor demand. Based on retail price points, camera mix in the third quarter reflected a higher proportion of $199 cameras and the introduction of a $299 HERO5 Session camera. We have not experienced any notable pricing pressures in the average selling price of individual camera models shipped during the quarter.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

We estimate that channel inventory of our HERO4 products in the third quarter of 2016 decreased sequentially by more than 70% while our HERO5 channel inventory increased to support our global product launch. We estimate that global channel unit sell-through slightly exceeded global unit sell-in for the third quarter of 2016 and exceeded global unit sell-in by more than 30% for the first nine months of 2016. Our inventory balance increased $55.3 million sequentially to $145.2 million at September 30, 2016, reflecting a build of HERO5 Black, HERO5 Session and HERO Session inventory in anticipation of the upcoming holiday season. Our balance of HERO4 inventory declined sequentially by more than 50% and we expect the majority of the remaining HERO4 inventory to be shipped in the fourth quarter.
Third quarter 2016 gross margin of 40.3% decreased from 42.1% in the preceding quarter, primarily due to changes in camera mix and lower accessory sales. Third quarter 2016 operating loss of $115.6 million increased sequentially by $6.2 million, or 5.7%, resulting from modest growth in our operating expenses, including a charge of $6.0 million for impaired intangible assets and accelerated depreciation charges of $4.3 million resulting from our plans to consolidate certain leased office facilities, which were partially offset by increased revenues. Cash-based personnel-related costs were approximately flat sequentially. See "Results of Operations" below for year-over-year discussion.
We ended the third quarter of 2016 with total cash and investments of $224.9 million, a decrease of $54.3 million or 19% sequentially from June 30, 2016. Cash used in operations in the third quarter of $41.7 million primarily reflected cash outflows from increased operating expenses partially offset by net cash inflows related to operating assets and liabilities, reflecting increased accounts payable and accrued liabilities associated with the increase in inventory described above.
Looking Ahead
We expect revenue to grow significantly in the fourth quarter of 2016 on both a sequential and year-over-year basis, based on demand expectations for our HERO5 cameras and Karma drone. We expect unit sell-thru to exceed sell-in for the fourth quarter of 2016. We estimate our full year 2016 revenue to be in the range of $1.25 billion to $1.30 billion, a decrease from our previously disclosed range of $1.35 billion to $1.50 billion, reflective of production issues that resulted in lower than expected supply of HERO5 Black cameras, and to a lesser extent lower supply of Karma drones, that will limit our ability to meet estimated retailer and distributor demand for the 2016 holiday season.
Gross margin will fluctuate in future periods based on product, distributor and geographical mix and volume. We expect total operating expenses to grow modestly on a sequential basis for the fourth quarter, with a majority of this growth occurring in marketing expenses to support the launch of our new products and services, partially offset by a decrease in research and development expenses.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below.  While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Investing in research and development. We believe that our performance is significantly dependent on the investments we make in research and development and that we must continually develop and introduce innovative new products, enhance existing products and effectively stimulate customer demand for existing and future products. If we fail to innovate and enhance our product offerings, our brand, market position and revenue will be adversely affected. Further, if our research and development efforts are not successful, we will not recover the value of these investments. We recently launched our HERO5 cameras and our Karma drone for the consumer market which were accompanied by releases of new versions of our mobile and desktop editing applications, Quik. In future periods, we plan to further expand our software and services offerings.
Expanding our total addressable market and growing internationally. Our long-term growth will depend in part on our ability to expand our consumer base and our presence in international markets. We intend to broaden our user base to include a more diverse group of consumers by providing both innovative and easy-to-use cameras as well as offering intuitive and simple software tools that enable the seamless and easy sharing of content. In the first half of 2016, we acquired two mobile video editing application companies that complement our strategy of enabling content management, editing and sharing across platforms. We plan to increase our presence globally through the active promotion of our brand, the formation of strategic partnerships, the introduction of new products and the growth of

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

our international sales channel. We have begun offering localized customer experiences in multiple languages. For example, our HERO5 cameras feature voice control with support for seven languages, with additional languages coming later this year.
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
Leveraging software and services. We intend to continue to invest in the development of software and services. We believe we have significant opportunities to establish new revenue streams from these non-hardware investments. However, our experience deriving revenue from the distribution of GoPro content or software is limited, and we cannot be assured that these ongoing investments, which will occur before any material revenue contribution is received, will result in additional revenue or profitability.
Seasonality. Historically, we have experienced the highest levels of revenue in the fourth quarter of the year, coinciding with the holiday shopping season in the United States and Europe. Timely and effective product introductions and forecasting, whether just prior to the holiday season or otherwise, are critical to our operations and financial performance.

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2016		2015		2016		2015
Revenue	$240,569	100%	$400,340	100%	$644,860	100%	$1,183,368	100%
Cost of revenue(1)	143,500	60	213,710	53	395,075	61	638,665	54
Gross profit	97,069	40	186,630	47	249,785	39	544,703	46
Operating expenses:
Research and development(1)	96,146	40	67,372	17	266,174	41	175,262	15
Sales and marketing(1)	91,567	38	66,427	17	255,904	40	186,290	16
General and administrative(1)	24,945	10	25,195	6	74,108	11	87,109	7
Total operating expenses	212,658	88	158,994	40	596,186	92	448,661	38
Operating income (loss)	(115,589)	(48)	27,636	7	(346,401)	(54)	96,042	8
Other expense, net	(808)	—	(363)	—	(455)	—	(2,485)	—
Income (loss) before income taxes	(116,397)	(48)	27,273	7	(346,856)	(54)	93,557	8
Income tax expense (benefit)	(12,329)	(5)	8,474	2	(43,562)	(7)	22,975	2
Net income (loss)	$(104,068)	(43)%	$18,799	5%	$(303,294)	(47)%	$70,582	6%

(1) Includes stock-based compensation expense as follows:
Cost of revenue	$426		$410		$1,195		$1,043
Research and development	8,039		4,872		21,135		12,117
Sales and marketing	3,816		3,516		10,699		9,514
General and administrative	6,185		9,072		18,572		39,886
Total	$18,466		$17,870		$51,601		$62,560

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2016	2015	% Change	2016	2015	% Change
Units shipped	1,018	1,593	(36)%	2,478	4,582	(46)%

Direct channel	$147,979	$190,817	(22)%	$359,810	$551,040	(35)%
Percentage of revenue	61.5%	47.7%		55.8%	46.6%
Distribution channel	$92,590	$209,523	(56)%	$285,050	$632,328	(55)%
Percentage of revenue	38.5%	52.3%		44.2%	53.4%
Total revenue	$240,569	$400,340	(40)%	$644,860	$1,183,368	(46)%

Americas	$135,895	$190,839	(29)%	$345,770	$583,282	(41)%
Percentage of revenue	56.5%	47.7%		53.6%	49.3%
EMEA	$77,346	$156,639	(51)%	$198,338	$432,904	(54)%
Percentage of revenue	32.2%	39.1%		30.8%	36.6%
APAC	$27,328	$52,862	(48)%	$100,752	$167,182	(40)%
Percentage of revenue	11.3%	13.2%		15.6%	14.1%
Total revenue	$240,569	$400,340	(40)%	$644,860	$1,183,368	(46)%
The year-over-year decrease in revenue and units shipped during the third quarter and first nine months of 2016 compared to 2015 was driven by weaker channel unit sell-in than the prior year, across all geographic regions, and the lack of a major new camera launch until our HERO5 line of cameras began shipping to our channel partners in September 2016. The average selling price of units shipped, defined as total revenue divided by unit shipments, decreased approximately 6% year-over-year due to lower accessory revenue in the third quarter of 2016 coupled with changes in camera mix.
We estimate that channel inventory of our HERO4 products in the third quarter of 2016 decreased sequentially by more than 70% while our HERO5 channel inventory increased to support our global product launch. We estimate that global channel unit sell-through slightly exceeded global unit sell-in for the third quarter of 2016 and exceeded global unit sell-in by more than 30% for the first nine months of 2016.
Cost of revenue and gross margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Cost of revenue	$142,852	$213,078	(33)%	$392,850	$636,883	(38)%
Stock-based compensation	426	410	4%	1,195	1,043	15%
Acquisition-related costs	222	222	—%	666	739	(10)%
Restructuring costs	—	—	N/A	364	—	N/A
Total cost of revenue	$143,500	$213,710	(33)%	$395,075	$638,665	(38)%
Gross margin	40.3%	46.6%	(630) bps	38.7%	46.0%	(730) bps
Gross margin of 40.3% in the third quarter of 2016 decreased 630 bps compared with the same period in 2015 due to changes in sales mix (500 bps), primarily reflecting the higher selling price of HERO4 Session in the third quarter of 2015, as well as the allocation of fixed overhead costs across significantly fewer units shipped in 2016 (130 bps) as we worked with our retail partners to clear channel inventory.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross margin of 37.8% in the first nine months of 2016 decreased 730 bps compared with the same period in 2015 due to changes in sales mix (300 bps), including the higher selling price of HERO4 Session in 2015, and the allocation of fixed overhead costs across significantly fewer units shipped in 2016 (430 bps) related to channel inventory reductions.
The year-over-year effect of stock-based compensation, acquisition-related costs and restructuring costs on gross margin was not material.
Operating expenses. The year-over-year growth of $54 million, or 34%, in operating expenses in the third quarter of 2016 compared with the same period in 2015 was primarily attributable to an approximate $20 million year-over-year increase in advertising and promotional activity costs in support of our new product launches, an approximate $11 million year-over-year increase in cash-based personnel-related expenses, resulting from an approximate 18% growth in our global headcount, and an approximate $10 million year-over-year increase for allocated facilities, depreciation and other supporting overhead expenses. See discussion below.
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Research and development	$79,752	$61,302	30%	$230,526	$161,248	43%
Stock-based compensation	8,039	4,872	65%	21,135	12,117	74%
Acquisition-related costs	8,355	1,198	597%	11,858	1,897	525%
Restructuring costs	—	—	N/A	2,655	—	N/A
Total research and development expenses	$96,146	$67,372	43%	$266,174	$175,262	52%
Percentage of revenue	40.0%	16.8%		41.3%	14.8%
The year-over-year growth of $28.8 million and $90.9 million in total research and development expenses in the third quarter and first nine months of 2016, respectively, compared to 2015 was primarily attributable to higher cash-based personnel-related costs of $8.4 million and $36.0 million, respectively, resulting from a 28% growth in global headcount from September 30, 2015 to September 30, 2016, increases in allocated facilities, depreciation and other supporting overhead expenses of $6.0 million and $15.6 million, respectively, increases in consulting and outside professional service costs of $2.5 million and $9.3 million, respectively, and increases in material and equipment costs of $2.6 million and $12.5 million, respectively. Additionally, cash-based personnel-related costs for the first nine months of 2016 included compensation expenses of approximately $7 million payable to certain continuing employees of a company acquired in the first half of 2016. The growth in research and development expense in absolute terms, and as a percentage of revenue, was primarily driven by investments (including increased headcount) to support the development of our recently launched new products, as well as content-management software solutions and entertainment-related initiatives.
Stock-based compensation increased $3.2 million and $9.0 million in the third quarter and first nine months of 2016, respectively, due to higher employee headcount. Acquisition-related costs increased $7.2 million and $10.0 million in the third quarter and first nine months of 2016, respectively, due to intangible asset impairment charges of $6 million related to projects that were discontinued in the third quarter of 2016, as well as increased amortization associated with two acquisitions completed during the first half of 2016. Restructuring costs of $2.7 million included severance-related costs recorded in the first quarter 2016 associated with our January 2016 global workforce reduction.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Sales and marketing	$87,751	$62,878	40%	$242,505	$176,677	37%
Stock-based compensation	3,816	3,516	9%	10,699	9,514	12%
Acquisition-related costs	—	33	(100)%	22	99	(78)%
Restructuring costs	—	—	N/A	2,678	—	N/A
Total sales and marketing expenses	$91,567	$66,427	38%	$255,904	$186,290	37%
Percentage of revenue	38.1%	16.6%		39.7%	15.7%
The year-over-year growth of $25.1 million and $69.6 million in total sales and marketing expenses in the third quarter and first nine months of 2016 compared to 2015 was primarily attributable to higher advertising and promotional activity costs of $19.9 million and $41.6 million, respectively, associated with expanded corporate branding campaigns to improve worldwide brand awareness and support the launch of our HERO5 cameras, Karma drone and related products. Additionally, the year-over-year growth in the third quarter and first nine months of 2016 was attributable to increases in allocated facilities, depreciation and other supporting overhead expenses of $2.8 million and $7.2 million, respectively, and increases in cash-based personnel-related costs (excluding employer payroll taxes) of $2.7 million and $12.8 million, respectively, resulting from a 7% growth in global headcount from September 30, 2015 to September 30, 2016, partially offset by a decrease in employer payroll taxes of $2.2 million and $2.7 million, respectively, related to employee stock option sales in the third quarter of 2015. Restructuring costs of $2.7 million included severance-related costs recorded in the first quarter associated with our January 2016 global workforce reduction.
General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
General and administrative	$18,764	$15,611	20%	$53,625	$46,133	16%
Stock-based compensation	6,185	9,072	(32)%	18,572	39,886	(53)%
Acquisition-related costs	(4)	512	(101)%	1,100	1,090	1%
Restructuring costs	—	—	N/A	811	—	N/A
Total general and administrative expenses	$24,945	$25,195	(1)%	$74,108	$87,109	(15)%
Percentage of revenue	10.4%	6.3%		11.5%	7.4%
The year-over-year decrease of $0.3 million and $13.0 million in total general and administrative expenses in the third quarter and first nine months of 2016 compared to 2015 was primarily attributable to decreases in stock-based compensation of $2.9 million and $21.3 million, respectively, due to the timing of expense recognition attributable to the CEO RSUs (see Note 7 to the Notes to Condensed Consolidated Financial Statements above), partially offset by increases in consulting and outside professional service costs of $1.7 million and $4.0 million, and increases in allocated facilities, depreciation and other supporting overhead expenses of $0.9 million and $2.6 million, respectively. Cash-based personnel-related costs were approximately flat year-over-year.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2016	2015	% Change	2016	2015	% Change
Income tax expense (benefit)	$(12,329)	$8,474	(245)%	$(43,562)	$22,975	(290)%
Effective tax rate	10.6%	31.1%		12.6%	24.6%
We recorded an income tax benefit of $12.3 million for the third quarter of 2016 due to a pre-tax net loss, which resulted in an effective tax rate of 10.6%. The lower effective tax rates for the third quarter and first nine months of 2016 compared to 2015 resulted from our provision of a net tax benefit on pre-tax losses in the United States, which was offset by income taxes paid at lower rates in profitable foreign jurisdictions (primarily Europe). Our provision for income taxes in each period has differed from the tax computed at U.S. federal statutory tax rates due to state taxes, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, federal research and development tax credits, and adjustments to unrecognized tax benefits.

Liquidity and Capital Resources
The following table presents selected financial information as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$131,577	$279,672
Marketable securities	93,315	194,386
Total cash and investments	$224,892	$474,058
Percentage of total assets	25%	43%
Historically, our operations have been financed primarily through cash flow from operating activities and the net proceeds from the maturities and sales of our marketable securities and issuance of our equity securities. As of September 30, 2016, $90.9 million of cash was held by our foreign subsidiaries. We do not presently intend to repatriate the remainder of these funds, if any, for use in our domestic operations, but if we were to do so, any such repatriated cash and cash equivalents could be subject to U.S. income taxes.
We reported negative operating cash flow in our condensed consolidated statement of cash flows for the first nine months of 2016 due to lower revenue, lower margins and higher operating expenses, which was partially offset by reductions in working capital. We believe our existing cash, cash equivalents and marketable securities balances and cash flow from future operations will be sufficient to meet our working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements for at least the next 12 months and the foreseeable future.
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
In March 2016, we entered into a credit agreement with a syndicate of banks that provides for a secured revolving credit facility under which we may borrow up to an aggregate of $250 million and, subject to certain conditions, the total commitments may be increased to up to $300 million. (See Note 5 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional information.) As of September 30, 2016, we may borrow up to approximately $112 million under the credit facility. We currently have no outstanding borrowings. However, in the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances. If we are unable to obtain adequate financing under our credit facility, or alternative sources, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended
(in thousands)	September 30, 2016	September 30, 2015	% Change
Net cash provided by (used in) operating activities	$(120,449)	$136,763	(188)%
Net cash used in investing activities	$(30,854)	$(230,426)	(87)%
Net cash provided by financing activities	$3,479	$55,454	(94)%
Cash flows from operating activities. Cash used by operating activities of $120.4 million in the first nine months of 2016 was attributable to an adjusted net loss of $233.7 million (net loss adjusted for non-cash expenses of $69.6 million) and net cash inflow of $113.3 million from changes in operating assets and liabilities. Cash inflow related to changes in operating assets and liabilities consisted of net collections in accounts receivable of $53.7 million, reflecting lower sales, and a decrease in inventory of $43.0 million, reflecting decreased procurement activity in the first half of 2016 associated with reducing our HERO4 inventory in anticipation of HERO5 shipments in September, coupled with increased accounts payable and other liabilities of $28.6 million, which was primarily associated with inventory procurement in September 2016 in anticipation of the upcoming holiday season. The decrease in cash provided by operating activities of $257.2 million during the first nine months of 2016 compared to 2015 was primarily due to significant losses in 2016 compared to our net income for the first nine months of 2015.
Cash flows from investing activities. Cash used by investing activities was $30.9 million in the first nine months of 2016 resulting from net maturities and sales of marketable securities of $100.0 million to be used in operations, offset by $104.4 million in net cash used for acquisitions and $26.5 million for purchases of property and equipment, net. Cash used in investing activities was $230.4 million during the first nine months of 2015 resulting from $207.2 million for purchases of marketable securities, $65.4 million for business acquisitions, and $32.3 million for purchases of property and equipment, partially offset by $74.5 million for net sales and maturities of marketable securities.
Cash flows from financing activities. Cash provided by financing activities was $3.5 million in the first nine months of 2016 resulting from $5.3 million in net proceeds received from stock purchases made through our ESPP and employee stock option exercises, as well as $2.4 million of excess tax benefit related to stock-based compensation, partially offset by payments of $3.3 million for costs incurred in the first quarter to secure our credit facility. Cash provided by financing activities was $55.5 million during the first nine months of 2015 resulting from $23.8 million in net proceeds received from employee stock option exercises and stock purchases made through our ESPP, as well as $32.6 million of excess tax benefit from stock award activities.

Contractual Commitments
Contractual obligations. See Note 11 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for discussion of our facility leases and other contractual commitments.
In addition, as of September 30, 2016, we recorded accrued liabilities for certain purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts. (See Accrued Liabilities in Note 4 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.)
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

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Non-GAAP Financial Measures
In addition to the measures presented in our condensed consolidated financial statements, we use the non-GAAP financial measures of adjusted EBITDA, non-GAAP net income (loss) and non-GAAP earnings (loss) per share to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.
The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended
(in thousands)	September 30, 2016	June 30, 2016	September 30, 2015
Net income (loss)	$(104,068)	$(91,767)	$18,799
Income tax expense (benefit)	(12,329)	(16,950)	8,474
Interest expense, net	596	117	140
Depreciation and amortization	12,734	9,482	7,594
POP display amortization	4,979	4,957	3,844
Stock-based compensation	18,466	17,404	17,870
Impairment of intangible assets	6,000	—	—
Adjusted EBITDA	$(73,622)	$(76,757)	$56,721
The following table presents a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended
(in thousands)	September 30, 2016	June 30, 2016	September 30, 2015
Net income (loss)	$(104,068)	$(91,767)	$18,799
Stock-based compensation	18,466	17,404	17,870
Acquisition-related costs	8,573	2,675	1,965
Income tax adjustments	(7,250)	(907)	(2,008)
Non-GAAP net income (loss)	$(84,279)	$(72,595)	$36,626
Non-GAAP diluted earnings (loss) per share	$(0.60)	$(0.52)	$0.25

We use these non-GAAP financial measures of adjusted EBITDA, non-GAAP net income (loss), and non-GAAP earnings (loss) per share to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. We believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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

•
adjusted EBITDA and non-GAAP net income (loss) also excludes the impairment of intangible assets because it is a non-cash charge that is inconsistent in amount and frequency, and similar to amortization of acquired intangible assets; and

•	other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
Because of these limitations, you should consider adjusted EBITDA, non-GAAP net income (loss), and non-GAAP diluted earnings (loss) per share alongside other financial performance measures, including our financial results presented in accordance with GAAP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s market risk during the first nine months of 2016. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2016. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Beginning on January 13, 2016, the first of four purported shareholder class action lawsuits was filed in the U.S. District Court for the Northern District of California against the Company and certain of our current and former officers. Similar complaints were filed on January 21, 2016, February 4, 2016 and February 19, 2016. Each of the complaints purports to bring suit on behalf of shareholders who purchased our publicly traded securities between July 21, 2015 and January 13, 2016 for the first three complaints and between November 26, 2014 and January 13, 2016 for the last filed complaint. Each complaint purports to allege that defendants made false and misleading statements about our business, operations and prospects in violation of Sections 10(b) and 20(a) of the Exchange Act, and each seeks unspecified compensatory damages, fees and costs. On April 21, 2016, the court consolidated the complaints and appointed lead plaintiff and lead counsel for the first three actions (Camia Investments Class Action); the court allowed the fourth action to proceed separately as to the period November 26, 2014 through July 20, 2015 (Majesty Palms Class Action) and appointed lead plaintiff and lead counsel for that action. The lead plaintiff in the Majesty Palms Class Action did not file an amended complaint and voluntarily dismissed the Majesty Palms Class Action on July 28, 2016. On September 26, 2016, defendants filed a motion to dismiss the Camia Investment Class Action. That motion is currently set for hearing in January 2017.
On January 25, 2016, a purported shareholder class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of our current and former directors and executive officers and underwriters of our IPO. The complaint purports to bring suit on behalf of shareholders who purchased our stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with our IPO and purports to allege claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the Securities Act). The complaint seeks unspecified damages and other relief. A similar complaint was filed on May 13, 2016, and consolidated on June 7, 2016. Defendants filed a demurrer (motion to dismiss) to the consolidated action. On July 13, 2016, the Court sustained the demurrer dismissing the complaint with leave to amend and ordered plaintiff to file any amended complaint by October 7, 2016.  On October 7, 2016, plaintiffs filed an amended complaint, again alleging claims under Sections 11, 12(a)(2) and 15 of the Securities Act against the same group of defendants. The defendants filed a demurrer (motion to dismiss) to the amended complaint on October 28, 2016, which is scheduled to be heard on November 22, 2016.
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
Item 1A. Risk Factors
The risks described in "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2015, and as supplemented below, could materially and adversely affect our business, financial condition and results of operations. We do not believe any of the updates below constitute material changes from the risk factors previously disclosed in our 2015 Annual Report. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations.
We depend on sales of our cameras, drones, mounts and accessories for substantially all of our revenue, and any decrease in the sales of these products would harm our business.
We expect to continue to derive the substantial majority of our revenue from sales of cameras, drones, mounts and accessories for the foreseeable future. A decline in the price or unit demand for these products, whether due to macroeconomic conditions, competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services.

For example, revenue for the three and nine months ended September 30, 2016 decreased 40% and 46%, respectively, compared to the same periods of 2015 due to weaker global channel unit sell-in during 2016. Although we expect our revenue to grow in the fourth quarter of 2016 on both a sequential and year-over-year basis, our full year 2016 revenue will decline as compared to 2015. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future gross margins and operating results. If sales of our cameras, mounts and accessories continue to decline in future periods, our financial condition, operating results and cash flows will be materially affected.
Changes in product mix may harm our financial results. If there is a shift in consumer demand from our higher-priced to lower-priced cameras in any or all of our market segments without a significant increase in units sold, our revenues and gross profit would decrease. For example, in the third quarter of 2016, the average selling price of units shipped decreased 19% sequentially, reflecting a higher mix of our lower-priced cameras, which adversely impacted our revenue and gross profit.
While we are pursuing additional products and services to add to our offerings, we may not be successful in identifying or executing on such opportunities. For example, the consumer drone market remains relatively new and the recent launch of our Karma drone may not result in long term success or significant revenue for us. In addition, we do not have significant experience deriving revenue from the distribution of GoPro content, and we cannot be assured that our investments in the development of software and services will result in increased revenue. Also, pursuing these new markets requires substantial operating expense investment and even if we do generate significant incremental revenue, we may not be able to do so profitably.
As a result, our future growth and financial performance may depend heavily on our ability to develop and sell enhanced versions of our cameras, mounts and accessories. If we fail to deliver product enhancements, new releases or new products that appeal to consumers, our future financial condition, operating results and cash flows will be materially affected.
To remain competitive and stimulate consumer demand, we must manage frequent product introductions and transitions.
We believe that we must continually develop and introduce new products, enhance our existing products and effectively stimulate customer demand for new and upgraded products to maintain or increase our revenue.
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, the effective forecasting and management of product demand, purchase commitments and inventory levels, the availability of products in appropriate quantities to meet anticipated demand, the management of manufacturing and supply costs, the management of risks associated with new product production ramp-up issues, and the risk that new products may have quality or other defects in the early stages of introduction. In addition, the introduction or announcement of new products or product enhancements may shorten the life cycle of our existing products or reduce demand for our current products, thereby offsetting any benefits of successful product introductions and potentially lead to challenges in managing inventory of existing products. Failure to complete product transitions effectively or in a timely manner could harm our brand and lead to, among other things, lower revenue and excess inventory, or a deficit of inventory.
For example, we recently experienced production issues that resulted in lower than expected unit shipments of our new HERO5 Black cameras in the third quarter of 2016. As a result, our revenues and operating results for the third quarter of 2016 were negatively impacted. In 2015, demand for HERO4 Session was less than expected and our revenues and operating results were negatively impacted by price reductions and corresponding price protection related charges of approximately $40 million. We believed these price reductions were needed to stimulate sell-through for this product. Additionally, in January 2016, we announced the end-of-life for our entry-level HERO line of cameras in order to simplify our product offering. As a result, we recorded product charges of approximately $57 million and $8 million, respectively, to cost of revenue in the fourth quarter of 2015 and first quarter of 2016.
If we fail to effectively manage new product introductions and transitions in the future, our revenue and profitability could be materially affected.

If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenues in the fourth quarter of each year due to demand related to the holiday season, and in some years, the launch of new products heading into the holiday season. Fourth quarter revenue comprised 27%, 45% and 37% of our 2015, 2014 and 2013 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact on our net sales is likely to continue and any shortfalls in expected fourth quarter net sales, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, production and/or supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly. For example, as a result of production issues impacting launch volumes of our HERO5 Black cameras and Karma drone, we anticipate that we will be limited in our ability to meet estimated customer demand for the upcoming holiday season and fourth quarter of 2016. In addition, we typically experience lower revenue in the first quarter. In the first quarter of 2016 and 2015, our revenue declined sequentially by 58% and 43%, respectively.
In contrast, a substantial portion of our expenses are personnel related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses, which are not seasonal in nature. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate a negative impact on operating margins in the short term. For example, we have recorded a substantial net loss in the first nine months of 2016, and expect to record a net loss for full year 2016, due to lower levels of revenue and higher levels of operating expense investment in 2016. To the extent such revenue shortfalls recur in future periods, our operating results could be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities. In accordance with the terms of a share purchase agreement, between us and Skybotix AG, on July 26, 2016, we issued 18,441 restricted shares of our Class A common stock to the former shareholders of Skybotix AG for an aggregate offering price of $0.2 million. Such shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended (Securities Act) as all shares were issued in offshore transactions and no directed selling efforts were made in the United States by us as the issuer, a distributor, or any affiliates or other person acting on our behalf.  All such shares were issued with a restrictive legend and may only be resold pursuant the resale restrictions set forth in Regulation S and/or Rule 144 under the Securities Act.
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
Issuer Purchases of Equity Securities. No shares of our Class A and Class B common stock were purchased during the nine months ended September 30, 2016. The share repurchase program expired on September 30, 2016.

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

GoPro, Inc.
(Registrant)

Dated:	November 3, 2016	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	November 3, 2016	By: /s/ Brian McGee
Brian McGee Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
31.01	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certifications of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

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