Form 10-K
period 2016-12-31
GoPro, Inc.
filed 2017-02-16
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1,097,400,000 based upon the closing price reported for such date on the NASDAQ Global Select Market.
As of January 31, 2017, 105,351,578 and 36,760,415 shares of Class A and Class B common stock were outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

GoPro, Inc.

PART I.
Special note regarding forward-looking statements
This Annual Report on Form 10-K of GoPro, Inc. (“GoPro” or “we” or “the Company”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. To identify forward-looking statements, we use such words as “expect," “anticipate," “believe," "may," "will," "estimate," "continue," "intend," "target," "goal," "plan," or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified under Item 1A. Risk Factors. Forward-looking statements include plans to include new product offerings in "Item 1. Business" and other sections of this Annual Report on Form 10-K, projections of results of operations, and any discussion of the trends and other factors that drive our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the discussion appearing there under "Looking Ahead to 2017," and other sections of this Annual Report on Form 10-K including but not limited to Item 1A Risk Factors. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Annual Report on Form 10-K to reflect future events or developments.
Item 1. Business
Overview
GoPro is enabling the way people capture and share their lives from a perspective only achieved with a GoPro. What began as an idea to help athletes document themselves engaged in sport, GoPro has become a mobile storytelling solution that helps the world share itself through immersive content. To date, our cameras and mountable and wearable accessories have generated substantially all of our revenue. We sell our products globally through retailers, wholesale distributors, and on our website.
Our product offerings include the following:

•	HERO5 is our all-new line of cloud-connected cameras launched in Fall 2016 featuring image stabilization, telemetry, cloud connectivity and voice control.

•
GoPro Plus is a new cloud-based storage solution that enables subscribers to easily access, edit and share content. HERO5 cameras can automatically upload new photos and videos to a subscriber's GoPro cloud account.

•	Quik is our primary mobile editing app that makes it simple to create stunning edits on a smartphone. Our Quik desktop app provides expanded editing options for power users.

•	Capture is a mobile app that allows users to preview and play back shots, control their GoPro cameras and share content on the fly using their smartphones.

•	Karma is our compact and foldable drone and versatile stabilization solution that includes the Karma controller, and camera stabilizer, and it all fits in a custom backpack.

•	Karma Grip is a handheld, body-mountable camera stabilizer that makes it easy to capture zero-shake, smooth video.

•	We also offer a full ecosystem of mountable, wearable and voice activated accessories. See "Products" below for additional information.
We believe our investments in hardware, cloud and mobile have yielded a solid foundational experience for consumers that we will continue to build upon in 2017.

Our strategy
Helping our consumers capture and share experiences is at the core of our business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and enjoy engaging personal content. When consumers use our products and services, those products and services enable compelling, authentic content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new cameras, drones, accessories and software applications. We believe new camera features drive a replacement cycle and attract new users, and mobile editing solutions, auto-upload capabilities, local language user-interfaces and voice recognition in multiple languages drive the expansion of our total addressable market. Key components of our growth strategy for 2017 and beyond include the following:
Drive profitability through improved efficiency, lower costs and better execution. We incurred material operating losses in 2016 and our future success will depend in part upon our ability to manage our operating expenses effectively. In the fourth quarter of 2016, we implemented a company-wide restructuring of our business resulting in a global reduction-in-force, the elimination of several high-cost initiatives, including the closure of our entertainment group in order to focus our resources on our hardware and software integrated storytelling solution, and the consolidation of certain leased office facilities. (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below for information regarding restructuring charges in 2016 and future periods.) We believe the actions we have taken will reduce our operating expenses by more than $100 million in 2017 compared to 2016, while providing a flatter more efficient global organization that will allow for improved communication and alignment among our functional teams. For 2017 and beyond, we plan to operate efficiently while continuing to invest in those areas that we believe will grow revenue.
Make the smartphone central to the GoPro experience. We seek to eliminate the pain point of managing content and making it a seamless and near automatic process for our users to stay engaged in an activity or moment without having to pause to document their experience. Our new cloud-connected HERO5 cameras, GoPro Plus service and Quik editing applications all work together enabling an experience that allows users to capture, auto-upload and edit content on a mobile device without ever touching an SD card or computer. We believe HERO5's auto-upload and voice control features provide game-changing experiences for consumers that we will continue to build upon in the future with our next-generation cameras. Our Quik editing applications enable users to quickly produce high-quality videos that are fun to create and easy to share across multiple platforms. We expect to continue to enhance our software and services offerings, including solutions that automate editing on-the-go and enable content transfer from GoPro cameras to mobile devices, with a focus on making the smartphone a key component in the GoPro user experience.
Market the improved GoPro experience to our extended community. We believe the global market for enabling people to self-capture compelling, immersive photo and video content of their everyday life and activities is large. To date, our business strategies have enabled us to be a leader in outdoor recreational markets such as skiing, snowboarding, surfing, motorsports, kayaking, hunting and fishing, and we continue to target other categories, such as music, families, travel and fitness. We believe many consumers in these other markets may not be as familiar with our brand and products, and while other consumers may know of our brand, have not recognized GoPro as the go-to product and service for capturing and sharing meaningful moments in their lives. We believe there is a significant opportunity for GoPro to expand awareness through the greater GoPro community of users, followers and fans and through more targeted media campaigns. Although we ceased our pursuit of monetizing GoPro content with the recent closure of our entertainment group, we will continue to develop content that builds awareness for our brand, products and partner platforms.
Grow our business internationally. We believe that international markets represent a significant growth opportunity for GoPro. Revenue from outside the United States comprised 53%, 52% and 43% of our revenue in 2016, 2015 and 2014, respectively. We believe our continued investments in innovative and easy-to-use cameras and drones, as well as intuitive and simple software tools and services, will enable us to expand our user base to a broader group of international consumers. We plan to increase our presence globally through the active promotion of our brand, the creation and cultivation of regional strategic and marketing partnerships, the introduction of localized products in international markets with region specific marketing, and an investment focus on the biggest opportunities in Europe and the Asia-Pacific region.

Expand the GoPro experience for advanced users. We will continue to pursue our goal of developing the world’s most versatile cameras, drones and stabilization products for enabling self-capture during any activity or moment. We will seek to leverage our brand strength and product expertise to drive a hardware upgrade cycle for our users and opportunistically enter complementary new device categories, including our recent re-entry into the consumer drone market with our first aerial drone, Karma, as well as virtual reality products beyond 2017. With our drone and our robust ecosystem of mounts and accessories, including a voice-control remote, GoPro products allow our users to live the moment they wish to capture without having to step outside of that moment to capture it.
Products
Cameras. We offer the cloud connected HERO5 Black and HERO5 Session cameras as well as the HERO Session. The HERO5 line of cameras are waterproof (without a housing), come with select mounting accessories, and have built-in Wi-Fi and Bluetooth providing connectivity with a mobile device to enable remote control, content viewing, editing and sharing functionality. Our HERO5 cameras shoot in 4K at 30 frames per second and also feature multi-language voice control, electronic image stabilization, simplified controls, and the ability to auto-upload photos and videos to the cloud via Wi-Fi for easy access and editing with our Quik application. HERO5 Black features GPS and additional sensors that capture location, elevation, speed and G-force loads.
Drone and image stabilization. The Karma drone features a compact design that fits in a small backpack, and the drone is flown using a game-style controller with an integrated touch display. Karma also includes a 3-axis camera stabilizer that can be removed from the drone and attached to the Karma Grip. Karma Grip, which we also offer as a standalone accessory, is a handheld, body-mountable camera stabilizer product that makes it easy to capture zero-shake, smooth video.
Virtual reality. Omni is a professional spherical camera rig plus related stitching software. It's an end-to-end solution that connects and synchronizes six HERO4 Black cameras for capturing, stitching and publishing high-resolution virtual reality (360°) and immersive content.
Mounts and accessories. We offer a wide range of mounts and accessories, either bundled with a camera or sold separately, that enhance the functionality and versatility of our cameras and drone, and enable our consumers to self-capture their experiences during a variety of activities or moments, and from different viewpoints. These include equipment-based mounts, such as the helmet, handlebar, roll bar, as well as tripod mounts, such as the 3-way, a 3-in-1 mount that can be used as a camera grip, extension arm or tripod. We also enable consumers to wear mounts on their bodies, such as our wrist housing, chest harness and head strap. Our accessories include the Remo voice-activated waterproof remote, a micro-USB card reader, Quik Key, that plugs into a smartphone for quick transfer of content from the camera, Karma Grip, Smart Remote, Floaty Backdoor and Battery BacPac, all of which expand the features, versatility and convenience of our cameras. Additionally, we offer spare batteries, charging accessories and cables to connect our GoPro cameras to television monitors, flotation devices, dive filters and anti-fogging solutions.
Applications. We offer mobile and desktop applications to all consumers at no charge that help our users manage, edit, view and share their content. The Quik mobile app is a fast, easy way to automatically create awesome videos from users' smartphone content or from their GoPro Plus account. Quik for desktop automatically imports content from a GoPro camera and makes it simple for users to create awe-inspiring videos synced to music with just a few clicks of the mouse. Our Capture app allows users to preview and play back shots, control their GoPro and share content on the fly using their smartphones. The GoPro VR app allows users to explore exciting virtual reality experiences on their smartphone. Our GoPro Passenger app for Karma allows one person to view the flight and control the GoPro mounted camera while another person flies the drone using the Karma controller.
Services. GoPro Plus is a cloud-based subscription service that offers a range of premium benefits to our consumers, including easy auto-upload from a GoPro camera to the cloud for on-the-go access, editing and sharing using a smartphone and the Quik app, an expanded library of soundtracks, premium support, and exclusive discounts on mounts and accessories. GoPro Care is a fee-based service that offers a range of support options to our consumers, including extended warranty and accidental damage coverage. Revenue earned to date from GoPro Plus and GoPro Care was not material to our results in 2016.

Seasonality
Our sales are subject to seasonal fluctuation. Historically, we have experienced the highest levels of revenue in the fourth quarter of the year, coinciding with the holiday shopping season. Our fourth quarter revenue comprised 46%, 27% and 45% of our 2016, 2015 and 2014 revenue, respectively. Sales of consumer products are also heavily influenced by the timing of the release of new products. Fourth quarter 2016 revenue benefited from the launch of our HERO5 cameras just prior to the holiday season. In 2015, we launched our products earlier in the year. Neither historical seasonal patterns nor historical patterns of product introductions should be considered reliable indicators of our future pattern of product introductions, future revenue or financial performance.
Segment information and geographic data
We operate as one reportable segment. Financial information about geographic areas is presented in Note 12 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Backlog
We do not believe that backlog information is material or meaningful as of any particular date or indicative of future sales, as our customers can change or cancel orders with limited or no penalty and limited advance notice prior to shipment.
Research and development
We are passionate about developing new and innovative products that inspire our consumers and enhance our brand. We are constantly innovating to deliver better performance, expanded functionality and increased convenience to enhance the appeal of our products. In particular, we have increased our investment in software application development to facilitate convenient and seamless content management, editing and sharing. We strive to remain a market leader by consistently introducing innovative products that offer optimal performance at affordable price points and better software functionality.
We have a user experience-driven approach to product development and our CEO leads product design. By engaging with customers, consumers and opinion leaders in our core markets around the world, our development team strives to introduce meaningful and empowering new features that expand the versatility and performance of our products. We also benefit from input received from our in-house production team, our sponsored athletes and our brand advocates that regularly travel the world capturing content using our products. We believe leveraging this input will help refine our existing products and influence future products that give us a competitive advantage.
The engineering team supports the development of cameras, drones, related mounts and accessories, firmware and software. The hardware engineering team is responsible for developing technologies to support the concepts developed by our product team. These core technologies include new image silicon processors, image sensors and lenses, as well as the core algorithms that enable the systems to operate and provide optimal performance and features. The hardware engineering team also integrates these innovations and firmware into our product designs and develops our cameras, drones, mounts and accessories.
The software engineering team develops applications that enhance the functionality of our products and facilitate the management, editing, sharing and viewing of content. These applications are being developed for mobile, desktop and web-based platforms and powered by server-side services. The core technologies include rendering engines to enable video editing, video encoding and decoding for smooth playback and algorithms for moment identification.
Our research and development expense was $358.9 million, $241.7 million and $151.9 million for 2016, 2015 and 2014, respectively.
Manufacturing, logistics and fulfillment
Our products are designed and developed in California, Switzerland, France and China, and a significant majority of our manufacturing is outsourced to contract manufacturers located in China. We believe that using outsourced manufacturing enables greater scale and flexibility than establishing our own manufacturing facilities. Our strategic commodity team manages the pricing and supply of the key components of our cameras and drones, including digital signal processors, sensors, lenses and motors. Several key strategic parts are purchased from suppliers by us and then consigned to our manufacturers, while the vast majority of parts are procured directly by our contract manufacturers. We seek to use our commodity team to achieve competitive pricing on the largest value-add components, and leverage our contract manufacturers’ volume purchases for best pricing on common parts.
We have third-party fulfillment centers in California, China, Hong Kong, Singapore, Brazil and the Netherlands that deliver our products from multiple locations worldwide. These facilities are either warehouse/fulfillment centers or full service postponement centers (that perform light assembly in addition to warehouse/fulfillment). In addition, we have third-party centers in California, Czech Republic and China that perform in-region final packaging services. Cameras are typically air freighted while accessories and packaging are generally regionally procured or shipped via ocean freighter from our manufacturers in China to these fulfillment centers, where the products are packaged for retail sale. Our fulfillment strategy allows us to reduce shipping costs, reduce custom levies, customize products for local languages and improve inventory flexibility.
Sales channels and customers
We offer our products in over 45,000 retail outlets and in over 100 countries through our direct sales channel and indirectly through our distribution channel. In 2016 and 2015, our direct sales accounted for 55% and 52% of our revenue, respectively, and our distributors accounted for 45% and 48% of our revenue, respectively.
Direct sales
We sell directly to most of our retailers in the United States, some of our retailers in Europe and directly to consumers around the world through our e-commerce channels, as described below. We believe that our diverse direct sales channels are a key differentiator for GoPro.
Independent specialty retailers. We use a network of location-based independent manufacturer representatives to sell our products to independent specialty retailers in the United States focused on sports and consumer activity capture markets. Our representatives provide highly personalized service to these retailers, including in-store merchandising, taking orders and providing clinics to educate retail sales personnel about GoPro products and services. We also have an internal, regionally focused sales team that provides a secondary level of service to both the independent specialty retailers and manufacturer representatives. Independent specialty retailers generally carry our higher end products, targeting their core customers who we believe tend to be early adopters of new technologies. Independent specialty retailers outside of the United States represent a similarly important sales channel for us, and we reach these customers indirectly through our network of international distributors.
Big box retailers. We sell to large retailers with a national presence, including Amazon.com, Inc., Best Buy, Inc., Target Corporation and Wal-Mart, Inc. We support these retailers with a dedicated and experienced sales management team that we believe enables us to reduce channel conflict. Best Buy, Inc. accounted for 17%, 14% and 20%, of our total revenue in 2016, 2015 and 2014, respectively, and Amazon.com, Inc. accounted for 11% and 12% of our total revenue in 2016 and 2015, respectively.
Mid-market retailers. We also sell to retailers with a large regional or national presence, often focused on specific verticals such as consumer electronics, sporting goods, military, hunting and fishing and motor sports. In the U.S., we sell directly to these mid-market retailers through our experienced sales teams assigned to particular accounts and regions.
e-commerce channel. We sell our full line of products directly to consumers around the world through our online store at gopro.com, which we market through online and offline advertising. Sales through gopro.com were less than 10% of our total revenue for 2016, 2015 and 2014.
Distribution
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

In-store merchandising
Our in-store merchandising strategy focuses on our iconic GoPro-branded, video-enabled point of purchase ("POP") merchandising displays that are located in nearly all retail outlets where our products are sold. These displays showcase GoPro videos and attractively present our product ecosystem in a customer-friendly manner. Our larger retailers help us represent a broader range of products due to their deployment in their stores of our larger and custom POP displays. Having recognized our success in these stores, coupled with our expanding product portfolio, we have been successful working with our retailers to further expand the footprint of our POP displays within existing stores. As of December 31, 2016, we had approximately 29,000 POP displays in retail outlets worldwide, up year-over-year from approximately 25,000 at December 31, 2015.
Marketing and advertising
Our marketing and advertising programs are focused on engaging consumers by exposing them to compelling GoPro content and educating them about the new hardware features as well as the power of our solutions for software editing (Quik mobile and desktop) and content management (GoPro Plus). We believe this approach enhances our brand while demonstrating the performance, durability and versatility of our products. Our marketing and advertising efforts span a wide range of consumer interests and leverage both traditional consumer marketing and lifestyle marketing strategies.
Consumer marketing. Social media plays an important role in our consumer marketing strategy. Our consumers capture and share personal GoPro content on social media and content sharing platforms like Facebook, Instagram, Pinterest, Twitter, Vimeo and YouTube. We estimate social media views of GoPro content reached approximately 238 million, up over 40% year-over-year, driven by an estimated 160% year-over-year increase in views on Facebook. In 2016, we gained almost 6 million new followers to our social accounts, which represented an estimated 30% increase over 2015 to a total of approximately 25.5 million followers. We also integrate user-generated content and GoPro originally produced content into advertising campaigns across various platforms including television, print, online, billboards and other out of home advertising, and at consumer and trade facing events. This content also supports our in-store channel marketing efforts, appearing on our POP displays and other in-store marketing materials. Although we ceased our pursuit of monetizing GoPro content with the recent closure of our entertainment group, we continue to believe GoPro content remains a significant asset that builds awareness for our brand and products.
Lifestyle marketing. Our lifestyle marketing programs focus on expanding GoPro brand awareness by engaging consumers through relationships with key influencers, event promotions and other outreach efforts. We cultivate strong relationships with influential athletes, celebrities, entertainers and brands, all of whom use our products to create and share engaging content with their own fans and consumers. We also work directly with these partners to create compelling content that we leverage to our mutual benefit across the GoPro Network, a collection of GoPro Channels hosted on a variety of online destinations and partner platforms.
Competition
The market for cameras is highly competitive and characterized by frequent product introductions and rapid technological advances. We believe the principal competitive factors impacting the market for our products include quality, reliability and user experience, price and performance, design innovation, brand recognition, marketing and distribution capability, service and support, and brand reputation.
We compete against established, well-known camera manufacturers such as Canon Inc., Fujifilm Corporation, Nikon Corporation, Olympus Corporation and Vivitar Corporation, as well as large, diversified electronics companies such as, Panasonic Corporation, Samsung Electronics Co. and Sony Corporation and specialty companies such as Garmin Ltd. We believe we compete favorably with these companies’ products. Our durable and versatile product design facilitates increased functionality and wearability and we offer a variety of mounts and other accessories that enable a wide range of consumer use cases that are difficult for other competing products to address. Further, we offer many professional-grade features within our good, better, best product offering at attractive consumer price points, including our superview mode, which allows a user to capture an immersive wide-angle perspective, super high resolution video capability, voice control features, and image stabilization. We also provide users with a suite of free mobile and desktop applications that enhance the overall GoPro experience. Moreover, we believe we have achieved significant brand recognition in our target vertical markets. We believe our years of experience working with active and influential consumers contributes to our ability to develop attractive products and establishes the authenticity of our brand, thereby differentiating us from current and potential competitors.
Smartphones and tablets with photo and video functionality have significantly displaced the market for traditional camera sales, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our Quik mobile and desktop editing applications, our Capture application and our GoPro Plus service may not be as compelling a solution as those offered by other companies, such as Apple, Inc. and Google, although the Quik mobile application supports content from other platforms including content from Apple. Also, it is possible that, in the future, the manufacturers of such devices, such as Apple, Google and Samsung, may design them for use in a range of conditions, including challenging physical environments, or develop products with features similar to ours. In addition, new companies may emerge and offer competitive products directly in our category.
We recently entered the consumer drone market and face significant competition from other companies promoting their own drone and related products. These include established and start up drone manufacturers, such as DJI Technology Co., Parrot SA and Yuneec International Co., who currently have or are attempting to gain a substantial share of the emerging international drone market. We believe we compete favorably with these companies’ products because our Karma system delivers strong versatility to consumers. The combination of a GoPro camera, removable camera stabilizer, portable drone and backpack allows consumers to create high quality, stabilized content, in the air, on the ground and mounted to their gear. We believe that our focus on versatility, GoPro compatibility, ease of use and portability contributes to the attractiveness of our aerial and stabilization products and differentiates us from current and potential competitors.
Intellectual property
Intellectual property is an important aspect of our business, and our practice is to seek protection for our intellectual property as appropriate. Our trademarks, including “GOPRO,” “HERO,” “SESSION,” and “KARMA,” and the GoPro logos, among others, are a critical component of the value of our business. In addition, we hold many issued and pending utility and design patents for innovations that help our consumers capture, create, and share their content using our cameras, drones, mounts, accessories, and software. Our patents cover areas that include physical structures, image processing, operational firmware and software, post-processing software, distribution software, mount and accessory structures, as well as the ornamental aspects of our hardware and software products. As of December 31, 2016, we had 208 issued patents and 497 patent applications pending in the United States, and 112 corresponding issued patents and 165 patent applications pending in foreign countries. Our issued U.S. patents will expire between 2022 and 2036 and our issued foreign patents will expire between 2022 and 2041. We cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantage or will not be challenged by third parties. We continually review our development efforts to assess our innovations, including their patentability. We take active measures to protect our intellectual property against unauthorized third party use, including misuse of our patents, copyrights, and trademarks, and other proprietary rights.
In addition to the foregoing protections, we generally control access to and use of our proprietary and other confidential information through the use of internal and external controls, including contractual protections in agreements with employees, contract manufacturers, distributors and others. Despite these protections, we may be unable to prevent third parties from using our intellectual property without our authorization, breaching any nondisclosure agreements with us, or independently developing products that are similar to ours, particularly in those countries where the laws do not protect our proprietary and intellectual property rights as fully as in the United States.
Employees
As of December 31, 2016 we had 1,552 employees. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good.

Corporate and available information
We were incorporated as Woodman Labs, Inc. in California and began doing business as GoPro in February 2004. We reincorporated in Delaware in December 2011 and in February 2014 we changed our name to GoPro, Inc. Our principal executive offices are located at 3000 Clearview Way, San Mateo, California 94402, and our telephone number is (855) 636-3578. We completed our initial public offering in July 2014 and our Class A common stock is listed on the NASDAQ Global Select Market under the symbol “GPRO”. Our Class B common stock is not listed nor traded on any stock exchange.
We have registered and applied to register a number of trademarks with the U.S. Patent and Trademark Office and the trademark offices of other countries including “GOPRO,” “HERO,” "KARMA," "SESSION" and the GoPro logos. This Annual Report on Form 10-K also includes references to trademarks and service marks of other entities, and those trademarks and service marks are the property of their respective owners.
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

Item 1A. Risk Factors
You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K before making an investment decision. Our business, financial condition, cash flows and operating results could be materially and adversely affected if any of the following risks, or other risks and uncertainties that are not yet identified or that we currently think are immaterial, actually occur. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
Risks related to our business and industry
Our future growth depends in part on further penetrating our total addressable market, and we may not be successful in doing so.
Our growth historically has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. We believe that our future growth depends on continuing to reach and expand our core community of users, followers and fans and then utilizing that energized community as brand ambassadors to an extended community. We believe that in order to expand our market, we must provide both innovative and easy-to-use products as well as intuitive and simple software tools that enable effortless sharing of content, with the smartphone as central to the GoPro experience. We may not be able to expand our market through this strategy on a timely basis, or at all, and we may not be successful in providing tools that our users adopt or believe are easy to use.
In Fall 2016, we launched our integrated storytelling solution comprising our new cloud-connected HERO5 cameras, a new ecosystem of mounts and accessories, our new GoPro Plus cloud-based storage service, our updated Capture application and updated versions of our Quik mobile and desktop editing applications. We plan to further build upon our integrated storytelling solution in future periods, and our investments in this solution, including marketing and advertising expenses, may not successfully drive increased sales of our products and our users may not adopt our new offerings. If we are not successful in broadening our user base with our integrated solution, our future revenue growth will be negatively impacted and we may not recognize benefits from our investments in the various components of our storytelling solution and the marketing, sales and advertising costs to promote our solution.
Our growth also depends on expanding our market with new capture perspectives, including spherical and aerial, which are resource-intensive initiatives in highly competitive markets. While we are investing resources, including in sales and marketing, to reach these expanded and new consumer markets, we cannot be assured that we will be successful in doing so. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas.
To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions and marketing.
We believe that we must continually develop and introduce new products, enhance our existing products and effectively stimulate customer demand for new and upgraded products to maintain or increase our revenue.
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, the effective forecasting and management of product demand, purchase commitments and inventory levels, the availability of products in appropriate quantities to meet anticipated demand, the management of manufacturing and supply costs, the management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. In addition, the introduction or announcement of new products or product enhancements may shorten the life cycle of our existing products or reduce demand for our current products, thereby offsetting any benefits of successful product introductions and potentially lead to challenges in managing inventory of existing products. Failure to complete product transitions effectively or in a timely manner could harm our brand and lead to, among other things, lower revenue, excess prior generation product inventory, or a deficit of new product inventory and reduced profitability.
For example, in Fall 2016, we experienced production issues that resulted in delayed unit shipments of our new HERO5 Black cameras in the third and fourth quarters of 2016. In addition, in November 2016, we announced the withdrawal of all Karma drones after we discovered that some Karma units lost power during operation. As a result of these issues, our revenues and operating results for the second half of 2016 were negatively impacted. In addition, in January 2016, we announced the end-of-life for our entry-level HERO line of cameras in order to simplify our product offering. As a result, we recorded product charges of approximately $57 million and $8 million to cost of revenue in the fourth quarter of 2015 and first quarter of 2016, respectively.
Additionally, our brand and product marketing efforts are critical to stimulating consumer demand. We market our products globally through a range of advertising and promotional programs and campaigns, including social media. If we do not successfully market our products, the lack of success or increased costs of promotional programs could have an adverse effect on our business, financial condition and results of operations.
We depend on sales of our cameras, mounts and accessories for substantially all of our revenue, and any decrease in the sales or change in sales mix of these products would harm our business.
We expect to derive the substantial majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future. A decline in the price or unit demand for these products, whether due to macroeconomic conditions, competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services.
While we have developed and released products and services to add to our offerings, we may not be successful in achieving future revenue growth driven by newly released products and services. For example, concurrently with our HERO5 camera launch we announced our integrated storytelling solution to make editing and sharing content from a GoPro easier for our users. If all the components of the storytelling solution do not work together seamlessly or our users do not adopt them, they may not drive camera sales and our operating results could be adversely affected. In addition, although we re-launched Karma in the first quarter of 2017, drone sales may not result in long term success or significant revenue for us. We cannot be assured that our investments in the development of software-related products and services, or drones, will result in either increased revenue or profit. Changes in product mix may harm our financial results. If there is a shift in consumer demand from our higher-priced to lower-priced cameras without a corresponding increase in units sold, our revenues and gross profit could decrease.
As a result, our future growth and financial performance may continue to depend heavily on our ability to develop and sell enhanced versions of our cameras, mounts and accessories. If we fail to deliver product enhancements, new releases or new products and services that appeal to consumers, our future financial condition, operating results and cash flows will be materially affected. Further, our products are discretionary items for consumers subject to changing preferences. The overall market for consumer electronics is highly competitive and consumers may choose to spend their dollars on products or devices offered by our competitors or other consumer electronics companies instead of on GoPro products, which may adversely affect our sales.
An economic downturn or economic uncertainty in our key U.S. and international markets, as well as fluctuations in currency exchange rates, may adversely affect consumer discretionary spending and demand for our products.
Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and tax rates. The substantial majority of our sales occur in U.S. dollars and an increase in the value of the dollar against the Euro and other currencies could increase the real cost to consumers of our products in those markets outside the United States. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our products resulting in consumer demand for our products that may not reach our sales targets. For example, the recent referendum vote in the U.K. to exit the European Union, commonly known as “Brexit”, caused significant short term volatility in global stock markets as well as currency exchange rate fluctuations, resulting in further strengthening of the U.S. dollar. Further, as a result of the increase in the value of the U.S. dollar against the Euro and British Pound in recent periods, we have increased the prices of certain products to customers in euro zone countries to maintain our profit margins in these markets. These changes have increased the real cost to customers and consumers of our products in these markets, which may reduce purchases of our products and have a negative impact on our future international revenue. Further strengthening of the U.S. dollar and/or weakness in the economies of euro zone countries could adversely impact sales of our products in the European region, which would have a material negative impact on our future operating results. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and operating results.

If we are unable to anticipate consumer preferences and successfully develop desirable products and solutions, we might not be able to maintain or increase our revenue and profitability.
Our success depends on our ability to identify and originate product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty and lead times for our products may make it more difficult for us to respond rapidly to new or changing product or consumer preferences. If we are unable to introduce appealing new products or novel technologies in a timely manner, or our new products or technologies are not accepted or adopted by consumers, our competitors may increase their market share, which could hurt our competitive position.
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, drones, mobile and desktop editing applications, and other new products and services. Our research and development expense was $358.9 million, $241.7 million and $151.9 million for 2016, 2015 and 2014, respectively. We expect that our research and development expenses will continue to be substantial in 2017 but less than expense levels incurred in 2016. Our more limited research and development investment in 2017 may require us to forego investment in certain products or features which might have been successful and we may not choose the right features, products, or services to update or enhance. Unanticipated problems in developing products could also divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. For example, in the fourth quarter of 2016, we diverted resources to investigate and resolve an issue related to our Karma drone after discovering that some Karma units lost power during operation.
We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely effected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
Our entrance into the consumer drone market is subject to numerous risks and uncertainties.
We began resuming shipments of Karma in the United States in the first quarter of 2017 and expect to begin shipping internationally in Spring 2017. We have no prior experience in the consumer drone market and expect to face significant competition from incumbent companies promoting their own drone and related products. These include established and start up drone manufacturers, such as DJI Technology Co., Parrot SA and Yuneec International Co., who currently have or are attempting to gain a substantial share of the emerging global drone market. A nascent industry of software developers developing for the drone market is growing and if we do not support this third party developer movement, we may forego the benefits of this developer ecosystem. Failure to effectively compete in this new market could damage our reputation, limit our growth and negatively affect our operating results. Furthermore, we are committed long-term to the drone market and we expect to continue to invest significant resources for the foreseeable future.
Regulations and legislation relating to the distribution, sale and use of consumer drones in the United States and other countries where we plan to sell our drones are evolving and may be subject to future changes that could negatively impact our sales of such products. It is possible that further U.S. federal or state regulations or regulations in other countries could restrict the use of recreational drones and/or require specific registration, certification, qualifications or design modifications, which could have an unfavorable impact on our future business, financial position and operating results.
In addition, our drones and related product offerings present new and difficult technical challenges, and we may be subject to claims if users experience failures or other quality issues. For example, in November 2016, we withdrew Karma drones from the market after we discovered that some Karma units lost power during operation. No related injuries or property damage have been reported and we have offered a full refund to Karma purchasers. If our drones malfunction or contain errors or defects in the future, collisions or crashes could occur resulting in property damage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can, which could result in a loss of our market share and a decrease in our revenue and profitability.
The market for cameras is highly competitive. Further, competition has intensified as existing competitors have introduced new and more competitive offerings alongside their existing products, and as market entrants have introduced new products into our markets. Increased competition and changing consumer preferences may result in pricing pressures, reduced profit margins and may impede our ability to continue to increase the sales of our products or cause us to lose market share, any of which could substantially harm our business and results of operations.
We compete against established, well-known camera manufacturers such as Canon Inc., Fujifilm Corporation, Nikon Corporation, Olympus Corporation and Vivitar Corporation, as well as large, diversified electronics companies such as, Panasonic Corporation, Samsung Electronics Co. and Sony Corporation and specialty companies such as Garmin Ltd. Many of our current competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. Many of our existing and potential competitors enjoy substantial competitive advantages, such as longer operating histories; the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products; broader distribution and established relationships with channel partners; access to larger established customer bases; greater resources to make acquisitions; larger intellectual property portfolios; and the ability to bundle competitive offerings with other products and services. Further, new companies may emerge and offer competitive products. We are aware that certain companies have developed cameras designed and packaged to appear similar to our products, which may confuse consumers or distract consumers from purchasing GoPro products.
Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our Quik mobile and desktop editing applications, Capture application and our GoPro Plus service may not be as compelling a solution as those offered by other companies, such as Apple, Inc. and Google, although the Quik mobile application supports content from other platforms including content from Apple and Google. Also, it is possible that, in the future, the manufacturers of smartphones and tablets, such as Apple, Google, and Samsung, may design them for use in a range of conditions, including challenging physical environments, or develop products with features similar to ours.
We recently entered the consumer drone market and face significant competition from other companies promoting their own drone and related products. These include established and start up drone manufacturers, such as DJI Technology Co., Parrot SA and Yuneec International Co., who currently have or are attempting to gain a substantial share of the emerging global drone market. Failure to effectively re-launch our drone and compete in this new market could negatively affect our operating results and financial position.
We may not be able to achieve revenue growth or profitability in the future.
We have historically experienced significant revenue growth. As our revenue has increased, our annual growth rate has slowed or declined, and our historical results should not be considered as indicative of our future performance. For example, our annual revenue grew rapidly from $986 million in 2013 to $1.62 billion in 2015 and then declined to $1.19 billion in 2016. In future periods, we could again experience a decline in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results.
In addition, we incurred a substantial operating loss of $373 million in 2016 as compared to operating income of $54.7 million in 2015. Lower levels of revenue or higher levels of operating expense investment in future periods may result in additional losses or limited profitability. Although we have implemented restructuring actions to reduce our future operating expenses, we may not realize the cost savings expected from these actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenues in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2016, the launch of new products heading into the holiday season. Fourth quarter revenue comprised 46%, 27% and 45% of our 2016, 2015 and 2014 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly. For example, as a result of production issues impacting launch volumes of our HERO5 Black cameras and the recall of our Karma drones, we were limited in our ability to meet initial estimated customer demand for the 2016 holiday season. In addition, we typically experience lower revenue in the first quarter. First quarter revenue comprised 15%, 22% and 17% of our 2016, 2015 and 2014 revenue, respectively.
In contrast, a substantial portion of our expenses are personnel related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses, which are not seasonal in nature. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate a negative impact on operating margins in the short term. For example, we recorded a substantial net loss for 2016 due to lower levels of revenue and higher levels of operating expense investment. To the extent such revenue shortfalls recur in future periods, our operating results would be harmed.
We face substantial risks related to inventory, purchase commitments and long-lived assets, and we could incur material charges related to these items that adversely affect our operating results.
To ensure adequate inventory supply and meet the demands of our retailers and distributors, we must forecast inventory needs and place orders with our contract manufacturers and component suppliers based on our estimates of future demand for particular products as well as accurately track the level of product inventory in the channel to ensure we are not in an over or under supply situation. To the extent we discontinue the manufacturing and sales of any products or services, we must manage the inventory liquidation, supplier commitments and customer expectations. For example, in the fourth quarter of 2015 and first quarter of 2016, we recorded product charges of $57 million and $8 million, respectively, for excess purchase order commitments, excess inventory, and obsolete tooling, relating to the end-of-life of our entry-level HERO products and slower than anticipated overall demand.
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
If we fail to manage our operating expenses effectively, our financial performance may continue to suffer.
Our success will depend in part upon our ability to manage our operating expenses effectively. We incurred significant operating losses in 2016 and, as of December 31, 2016, we had an accumulated deficit of $275 million. In the first and fourth quarters of 2016, we implemented global reductions-in-force and other restructuring actions to reduce our future operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions. We will need to continue to improve our operational, financial and management controls, reporting processes and procedures and financial and business information systems. We are also investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. If we are unable to operate efficiently and manage our costs, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.
In the future, in response to unfavorable market conditions or consumer demand, we may again need to strategically realign our resources, adjust our product line and/or enact price reductions in order to stimulate demand, and implement additional restructurings and workforce reductions. Any such actions may result in the recording of special charges including inventory-related write-offs, workforce reductions, or other restructuring costs. Additionally, our estimates with respect to the useful life or ultimate recoverability of our assets, including purchased intangible assets and tooling, could also change and result in impairment charges.
Our international business operations account for a significant portion of our revenue and operating expenses and are subject to challenges and risks.
Revenue from outside the United States comprised 53%, 52% and 43% of our revenue in 2016, 2015 and 2014, respectively, and we expect this portion to continue to be significant in the future. Further, our supply chain partners have operations in countries including China, Brazil, Hong Kong, Singapore, Czech Republic, Japan and the Netherlands. We intend to expand our relationships in these countries and may establish additional relationships in other countries as we continue to expand our international operations. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:

•	difficulties in staffing and managing foreign operations;

•	burdens of complying with a wide variety of laws and regulations, including environmental, packaging and labeling, and drone regulations;

•	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;

•	the impact of foreign currency exchange rates and interest rates;

•	political and economic instability;

•	terrorist activities and natural disasters;

•	trade restrictions;

•	differing employment practices and laws and labor disruptions;

•	the imposition of government controls;

•	lesser degrees of intellectual property protection;

•	tariffs and customs duties and the classifications of our goods by applicable governmental bodies;

•	a legal system subject to undue influence or corruption; and

•	a business culture in which illegal sales practices may be prevalent.
The occurrence of any of these risks could negatively affect our international business and consequently our business, operating results and financial condition.
We depend on key personnel to operate and grow our business. If we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.
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
In the fourth quarter of 2016, we began implementing a restructuring of our business and announced the resignation of our President, and in January 2017, we appointed our Senior Vice President of Software and Services to be our Chief Operating Officer. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions could have an adverse impact on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. If more of our key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer. Furthermore, if our founder and CEO, Nick Woodman, left the Company, his departure could affect our ability to continue to attract other top executives and potentially negatively impact the view of our brand.
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources than we do. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during 2016, our stock price ranged from a high of $18.69 in the first quarter to a low of $8.69 in the fourth quarter. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
We have completed several acquisitions and expect to evaluate additional acquisitions of, or strategic investments in, other companies, products or technologies that we believe are complementary to our business. For example, in the first half of 2016, we acquired two mobile editing application companies for aggregate cash consideration of approximately $104 million.
We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, the revenue and operating results of the combined company could be adversely affected. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely impact our business, financial condition, operating results and cash flows. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We have recorded significant goodwill and intangible assets in connection with our acquisitions, and in the future, if our acquisitions do not yield expected revenue, we may be required to take material impairment charges that could adversely affect our results of operations.
We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. In addition, our future operating results may be impacted by performance earnouts or contingent payments. For example, for our 2016 acquisitions, aggregate deferred cash and stock compensation of up to approximately $35 million is payable to certain continuing employees subject to meeting specified future employment conditions. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets, any of which could negatively impact our future results of operations.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional financing on favorable terms, or at all. For example, our current credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing obtained by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing under our credit facility, or alternative sources, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Our success depends on our ability to maintain the value and reputation of our brand.
Our success depends on the value and reputation of our brand, including our primary trademarks “GOPRO,” “HERO,” "KARMA," "SESSION" and the GoPro logos. The GoPro brand is integral to the growth of our business and expansion into new markets. Maintaining, promoting and positioning our brand will largely depend on the success of our marketing and merchandising efforts, our ability to provide consistent, high quality products, and our consumers' satisfaction with the technical support and software updates we provide. Failure to grow and maintain our brand or negative publicity related to our products, our consumers’ user-generated content, the athletes we sponsor, the celebrities we are associated with, or the labor policies of any of our suppliers or manufacturers could adversely impact our brand, business and operating results. Maintaining and enhancing our brand also requires substantial financial investments, although there is no guarantee that these investments will increase sales of our products or positively impact our operating results.
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
If we lose access to components from a particular supplier, or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability and labor and other ethical practices, and if we seek to source materials from new suppliers there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products. Our reliance on single source, or a small number of, suppliers involves a number of additional risks, including risks related to: supplier capacity constraints; price increases; timely delivery; component quality; failure of a key supplier to remain in business and adjust to market conditions; delays in, or the inability to execute on, a supplier roadmap for components and technologies; and natural disasters, fire, acts of terrorism or other catastrophic events.
In particular, for our camera designs we incorporate image processors, sensors and lens solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our camera and drone products. As an example, we incorporate video compression and image processing semiconductors from Ambarella, Inc. and we do not currently have alternative suppliers for these key components. In the event that Ambarella and other suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.
Any significant cybersecurity incidents or disruption of our information systems, and our reliance on Software-as-a-Service (SaaS) technologies from third parties, could adversely affect our business operations and financial results.
We are increasingly dependent on information systems to process transactions, manage our supply chain and inventory, ship goods on a timely basis, maintain cost-efficient operations, complete timely and accurate financial reporting, operate our e-commerce website and respond to customer inquiries.
Our information systems and those of third parties we use in our operations are vulnerable to cybersecurity risk, including cyber-attacks such as distributed denial of service (DDoS) attacks, computer viruses, physical or electronic break-ins that damage operating systems, and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our operations as well as loss, misuse or theft of data. We have implemented physical, technical, and administrative safeguards to protect our systems. To date, unauthorized users have not had a material impact on our systems; however, there can be no assurance that attacks will not be successful in the future. In addition, our information systems must be constantly updated, patched, and upgraded to protect against known vulnerabilities and optimize performance. Material disruptions or slowdown of our systems, including a disruption or slowdown could occur if we are unable to successfully update, patch and upgrade our systems.
System disruptions, failures and slowdowns, whether caused by cyber-attacks, update failures, or other causes, could affect our financial systems and operations. This could cause delays in our supply chain or cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of merchandise to our stores and customers or lost sales, especially if the disruption or slowdown occurred during our seasonally strong fourth quarter. Any of these events could reduce demand for our products, impair our ability to complete sales through our e-commerce channels and cause our revenue to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers or our business and operating results could be adversely affected.
The information systems used by our third-party service providers are vulnerable to these risks as well. In particular, we are heavily reliant on SaaS enterprise resource planning systems to conduct our order and inventory management, e-commerce and financial transactions and reporting. In addition, we utilize third-party cloud computing services in connection with our business operations. Problems faced by us or our third-party hosting/cloud computing providers, or content delivery network providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact our business and operating results, our ability to accurately report our financial results, as well as the experience of our consumers, which in turn could adversely affect our business and operating results.
As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add systems and services. While we conduct reasonable diligence on our service providers, we may not always be able to control the quality of the systems and services we receive from these providers, which could impair our ability to maintain appropriate internal controls over financial reporting and complete timely and accurate financial reporting, and may impact our business, operating results and financial condition.
Security breaches and other disruptions including cyber-attacks, and our actual or perceived failure to adequately protect business and consumer data and content could harm our brand and our reputation in the marketplace.
In the ordinary course of our business, we electronically maintain sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and some personally identifiable information of our customers and employees, in our facilities and on our networks. Through GoPro Plus, users may store video and image files, including any telemetry or metadata that the user has chosen to associate with those files in the cloud. In our e-commerce services, we process, store and transmit consumer data. We also collect user data through certain marketing activities. For all of the foregoing internal and customer or consumer facing data and content collection, we collect and store that information in our or our third-party providers’ electronic systems. These systems may be targets of attacks, such as viruses, malware or phishing attempts by cyber criminals or other wrongdoers seeking to steal our users’ content or data, or our customer’s information for financial gain or to harm our business operations or reputation. The loss, misuse or compromise of such information or content may result in costly investigations, remediation efforts and costly notification to affected consumers. If such content were accessed by unauthorized third parties or deleted inadvertently by us or third parties, our brand and reputation could be adversely affected. Cyber-attacks could also adversely affect our operating results, consume internal resources, and result in litigation or potential liability for us and otherwise harm our business. Further, we are subject to general consumer regulations and laws, as well as regulations and laws specifically related to security and privacy of consumer data or content. In the event of an incident affecting the security of consumer data or content, regulators may open an investigation or pursue fines or penalties for non-compliance with these laws, or private plaintiffs may sue us, resulting in additional costs and reputational harm to our business.
Changing laws governing e-commerce and data collection could impede growth and increase the cost of doing business.
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
We depend upon effective sales channels to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly through a mix of retail channels, including big box, mid-market and specialty retailers, and we reach certain U.S. markets through distributors. In international markets, we primarily sell through distributors who in turn sell to local retailers; however, we also have direct sales relationships with certain customers.
We depend on retailers to provide adequate and attractive space for our products and POP displays in their stores. We further depend on our retailers to employ, educate and motivate their sales personnel to effectively sell our products. If our retailers do not adequately display our products, choose to reduce the space for our products and POP displays in their stores or locate them in less than premium positioning, or choose not to carry some or all of our products or promote competitors’ products over ours or do not effectively explain to customers the advantages of our products, our sales could decrease and our business could be harmed. Similarly, our business could be adversely affected if any of our large retail customers were to experience financial difficulties, or change the focus of their businesses in a way that deemphasized the sale of our products. We also continue to invest in providing new retailers with POP displays and expanding the footprint of our POP displays in existing stores, and there can be no assurance that this investment will lead to increased revenue.
Our distributors generally offer products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling other companies’ products. We have consolidated our distributor channels in certain regions, and if we were to lose the services of a distributor, we might need to find another distributor in that area and there can be no assurance of our ability to do so in a timely manner or on favorable terms. Further, our distributors build inventory in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their future product orders. We are also subject to the risks of our distributors encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk if they are unable to pay for the products they purchase from us. Additionally, our international distributors buy from us in U.S. dollars and generally sell to retailers in local currency so significant currency fluctuations could impact their profitability, and in turn, affect their ability to buy future products from us. For example, the Brexit referendum vote in the U.K., caused significant short term volatility in global stock markets as well as currency exchange rate fluctuations, resulting in further strengthening of the U.S. dollar.
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
Our ten largest customers, measured by the revenue we derive from them, accounted for 50%, 52% and 50% of our revenue for 2016, 2015 and 2014, respectively. One retailer accounted for 17%, 14% and 20% of our revenue for 2016, 2015 and 2014, respectively. A second retailer accounted for 11% and 12% of our revenue in 2016 and 2015, respectively. The loss of a small number of our large customers, or the reduction in business with one or more of these customers, could have a significant adverse impact on our operating results. In addition, we may choose to temporarily or permanently stop shipping product to customers who do not follow the policies and guidelines in our sales agreements, which could have a material negative impact on our revenues and operating results. Our sales agreements with these large customers do not require them to purchase any meaningful amount of our products annually and we grant limited rights to return product to some of these large customers.

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
We generally provide a 12-month warranty on all of our products, except in the European Union, or EU, where we provide a two-year warranty on all of our products. Additionally, we plan to resume shipments of our Karma drone by the end of the first quarter of 2017 and we have no historical experience related to warranty claims for this product. The occurrence of any material defects in our products could make us liable for damages and warranty claims in excess of our current reserves. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease retailer, distributor and consumer confidence and demand, and adversely affect our operating results and financial condition. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could adversely affect our business and operating results.
In 2016, we launched GoPro Care, a fee-based service that offers a range of support options to our consumers, including extended warranty and accidental damage coverage in the United States, and we plan to expand GoPro Care internationally. Accidental damage coverage and extended warranties are regulated in the United States on a state level and are treated differently within each state. Additionally, outside the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer GoPro Care in compliance with any similar laws adopted in other jurisdictions. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.
Consumers may be injured while engaging in activities with our products, and we may be exposed to claims, or regulations could be imposed, which could adversely affect our brand, operating results and financial condition.
Consumers use our cameras, drones and their associated mounts and accessories to self-capture their participation in a wide variety of physical activities, including extreme sports, which in many cases carry the risk of significant injury or death. Consumers may also use our drones for a wide range of flight activity, including aerial data collection, videography and photography. We may be subject to claims that users have been injured or harmed by or while using our products, including false claims or erroneous reports relating to safety, security or privacy issues, or that personal property has been damaged as a result of use of our drone. Although we maintain insurance to help protect us from the risk of such claims, such insurance may not be sufficient or may not apply to all situations. Similarly, proprietors of establishments at which consumers engage in challenging physical activities could seek to ban the use of our products in their facilities to limit their own liability. In addition, if lawmakers or governmental agencies were to determine that the use of our products increased the risk of injury or harm to all or a subset of our users or should otherwise be restricted to protect consumers, they may pass laws or adopt regulations that limit the use of our products or increase our liability associated with the use of our products. Any of these events could adversely affect our brand, operating results and financial condition.

Our intellectual property and proprietary rights may not adequately protect our products, and our business may suffer if it is alleged or determined that our technology, products, or another aspect of our business infringes third party intellectual property or if third parties infringe our rights.
We own patents, trademarks, copyrights, trade secrets, and other intellectual property (collectively “intellectual property”) related to aspects of our products, software, services and designs. Our commercial success may depend in part on our ability to obtain, maintain and protect these rights in the United States and abroad.
We regularly file patent applications to protect innovations arising from our research, development and design as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We may not have sufficient intellectual property rights in all countries where unauthorized third party copying or use of our proprietary technology occurs and the scope of our intellectual property might be more limited in certain countries. Our existing and future patents may not be sufficient to protect our products, services, technologies or designs and/or may not prevent others from developing competing products, services, technologies or designs. We cannot predict the validity and enforceability of our patents and other intellectual property with certainty.
We have registered, and applied to register, certain of our trademarks in several jurisdictions worldwide. In some of those jurisdictions, third party filings exist for the same, similar or otherwise related products or services, which could block the registration of our marks. Even if we are able to register our marks, competitors may adopt or file similar marks to ours, register domain names that mimic or incorporate our marks, or otherwise infringe upon our trademark rights. Although we police our trademark rights carefully, there can be no assurance that we are aware of all third party uses or that we will prevail in enforcing our rights in all such instances. Any of these negative outcomes could impact the strength, value and effectiveness of our brand, as well as our ability to market our products. We have also registered domain names for websites, or URLs, that we use in our business, such as gopro.com. If we are unable to protect our domain names, our brand, business, and operating results could be adversely affected. Domain names similar to ours have already been registered in the United States and elsewhere, and we may be unable to prevent third parties from acquiring and using domain names that infringe, are similar to, or otherwise decrease the value of, our brand or our trademarks. In addition, although we own gopro.com and various other global top level domains, we might not be able to, or may choose not to, acquire or maintain other country-specific versions of the domain name or other potentially similar URLs in all countries in which we currently conduct or intend to conduct business.
Litigation may be necessary to enforce our intellectual property rights. Initiating infringement proceedings against third parties can be expensive, take significant time, and divert management’s attention from other business concerns. We may not prevail in litigation to enforce our intellectual property against unauthorized use.
Third parties, including competitors and non-practicing entities, have brought intellectual property infringement claims against us. We expect to continue to receive such intellectual property claims in the future. While we will defend the Company vigorously against any such existing and future legal proceedings, we may not prevail against all such allegations. For example, patent holding companies and practicing entities, including our competitors, have alleged infringement of patent or other intellectual property infringement. We may not prevail against such allegations. We may seek licenses from third parties where appropriate, but they could refuse to grant us a license or demand commercially unreasonable terms. The occurrence of any of these events may adversely affect our business, financial condition and operating results. Among other things, an adverse ruling in an intellectual property infringement proceeding could force us to suspend or permanently cease the production or sale of products/services, face a temporary or permanent injunction, redesign our products/services, rebrand our products/services, pay significant settlement costs, pay third party license fees or damage awards or give up some of our intellectual property.
If we are unable to maintain or acquire rights to include intellectual property owned by others in the content distributed by us, our marketing, sales or future business strategy could be affected or we could be subject to lawsuits relating to our use of this content.
The distribution of GoPro content helps to market our brand and our products. If we cannot continue to acquire rights to distribute user-generated content or acquire rights to use and distribute music, athlete and celebrity names and likenesses or other content for our original productions or third party entertainment distribution channels or for our software products, our marketing efforts could be diminished, our sales could be harmed and our future content strategy could be adversely affected. In addition, third-party content providers may allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use of or otherwise alter our business practices on a timely basis in response to claims of infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business may be adversely affected. As a user and distributor of content, we face potential liability for rights of publicity and privacy, as well as copyright, or trademark infringement or other claims based on the nature and content of materials that we distribute. If we are found to violate such third party rights, then our business may suffer.
If we encounter issues with our manufacturers or suppliers, our business, brand, and results of operations could be harmed and we could lose sales.
We do not have internal manufacturing capabilities and rely on several contract manufacturers, located primarily in China, to manufacture our products. We cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. Additionally, our manufacturers may experience disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases or other similar problems. Further, in order to minimize their inventory risk, our manufacturers might not order components from third-party suppliers with adequate lead time, thereby impacting our ability to meet our demand forecast. Therefore, if we fail to manage our relationship with our manufacturers effectively, or if they experience operational difficulties, our ability to ship products to our retailers and distributors could be impaired and our competitive position and reputation could be harmed.
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
We do not control our contract manufacturers or suppliers, including their labor, environmental or other practices. Environmental regulations or changes in the supply, demand or available sources of natural resources may affect the availability and cost of goods and services necessary to run our business. We require our contract manufacturers and suppliers to comply with our formal supplier code of conduct and relevant standards and have ongoing audit programs in place to assess our suppliers' compliance with our requirements. We periodically conduct audits of our contract manufacturers’ and suppliers’ compliance with our code of conduct, applicable laws and good industry practices. However, these audits may not be frequent or thorough enough to detect non-compliance. Deliberate violations of labor, environmental or other laws by our contract manufacturers or suppliers, or a failure of these parties to follow ethical business practices, could lead to negative publicity and harm our reputation or brand.
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
The global nature of our business and the significance of our international revenue create various domestic and local regulatory challenges and subject us to risks associated with our international operations. The U.S. Foreign Corrupt Practices Act ("FCPA"), the U.K. Bribery Act 2010, or the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business, directing business to another, or securing an advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.
We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery and anti-corruption laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically expands our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot be assured that our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act. While we have compliance programs, they may not be effective to prevent violations from occurring and employees may engage in prohibited conduct nonetheless. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery or anti-corruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
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
We are subject to income taxes in the United States and various jurisdictions outside the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates. Our tax expense could also be impacted by changes in non-deductible expenses, changes in excess tax benefits related to exercises and vesting of stock-based expense, and the applicability of withholding taxes.
Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in, or our interpretation, of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. The United States, the European Commission, countries in the European Union and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. These potential changes could adversely affect our effective tax rates or result in other costs to us.
In addition, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for adjustments that may result from the current examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
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
While we have determined that our internal control over financial reporting was effective as of December 31, 2016, we must continue to monitor and assess our internal control over financial reporting. Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected.
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
Online sales through gopro.com represent less than 10% of our total revenue. Nonetheless, system interruptions or delays could cause potential consumers to fail to purchase our products and could harm our reputation and brand. The operation of our direct to consumer e-commerce business through gopro.com depends on the ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Our e-commerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, cyberattacks, computer hackers and similar disruptions. If we or our designated third party contractors are unable to maintain and upgrade our e-commerce website or if we encounter system interruptions or delays, our operating results could be adversely impacted.
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
If we fail to comply with environmental regulations and conflict minerals disclosures, our business, financial condition, operating results and reputation could be adversely affected.
We are subject to various federal, state, local and international environmental laws and regulations including laws regulating the manufacture, import, use, discharge and disposal of hazardous materials, labeling and notice requirements relating to potential consumer exposure to certain chemicals, and laws relating to the collection of and recycling of electrical and electronic equipment and their packaging.
We are also subject to the SEC’s conflict minerals rule which requires disclosure by public companies of the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires companies to obtain sourcing data from suppliers, engage in supply chain due diligence, and file annually with the SEC a specialized disclosure report on Form SD covering the prior calendar year. The rule could limit our ability to source at competitive prices and to secure sufficient quantities of certain minerals (or derivatives thereof) used in the manufacture of our products, specifically tantalum, tin, gold and tungsten, as the number of suppliers that provide conflict-free minerals may be limited. We have and will continue to incur costs associated with complying with the rule, such as costs related to the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation. We continue to investigate the presence of conflict materials within our supply chain.
Although we have policies and procedures in place requiring our contract manufacturers and major component suppliers to comply with applicable federal, state, local and international requirements, we cannot confirm that our manufacturers and suppliers consistently comply with these requirements. In addition, if there are changes to these or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

Changes in interpretation of any federal, state, local or international regulation may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply, or with any similar laws adopted in other jurisdictions. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties and other sanctions, which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows and, although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business and financial condition.
Catastrophic events or political instability could disrupt and cause harm to our business.
Our headquarters is located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, act of terrorism or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations including in China, Hong Kong, Japan, Netherlands, Singapore and Taiwan as well as the United States. Political instability or catastrophic events in any of those countries could adversely affect our business in the future, our financial condition and operating results.
Risks related to Ownership of our Class A Common Stock
Our stock price has been and will likely continue to be volatile.
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our stock price has ranged from $8.69 to $98.47 through December 31, 2016. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions.
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
The dual class structure of our common stock has the effect of concentrating voting control with our CEO.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 78% of the voting power of our outstanding capital stock as of December 31, 2016 with Mr. Woodman, our Chairman and CEO, holding approximately 77% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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

•
so long as any shares of our Class B common stock are outstanding, special meetings of our stockholders may be called by the holders of 10% of the outstanding voting power of all then outstanding shares of stock, a majority of our board of directors, the chairman of our board of directors, our chief executive officer or our president,

•
when no shares of our Class B common stock are outstanding, only the chairman of our board of directors, our chief executive officer, our president or a majority of our board of directors will be authorized to call a special meeting of stockholders;

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2016, we leased office facilities around the world totaling approximately 602,000 square feet, including approximately 311,000 square feet for our corporate headquarters in San Mateo, California. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable, commercially reasonable terms. See Note 11 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3. Legal Proceedings
Shareholder class action lawsuits
Beginning on January 13, 2016, the first of four purported shareholder class action lawsuits was filed in the U.S District Court for the Northern District of California against the Company and certain of its officers (the “GoPro Defendants”). Similar complaints were filed on January 21, 2016, February 4, 2016, and February 19, 2016.  Each of the complaints purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between July 21, 2015 and January 13, 2016 for the first three complaints and between November 26, 2014 and January 13, 2016 for the last filed complaint.  Each complaint purports to allege that defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and each seeks unspecified compensatory damages, fees and costs.  On April 21, 2016, the court consolidated the complaints and appointed lead plaintiff and lead counsel for the first three actions (the “Camia Investments Class Action”); the court allowed the fourth action to proceed separately as to the period November 26, 2014 through July 20, 2015 (the “Majesty Palms Class Action”) and appointed lead plaintiff and lead counsel for that action.  The lead plaintiff in the Majesty Palms Class Action did not file an amended complaint and voluntarily dismissed the Majesty Palms Class Action on July 28, 2016. On September 26, 2016, the GoPro Defendants filed a motion to dismiss the Camia Investment Class Action.  That motion was heard on January 19, 2017 and is pending decision by the court.
On January 25, 2016, a purported shareholder class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current and former directors and executive officers and underwriters of the Company’s IPO (“Defendants”).  The complaint purports to bring suit on behalf of shareholders who purchased the Company’s stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with the Company’s IPO and alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933.  The suit seeks unspecified damages and other relief.  A similar complaint was filed on May 13, 2016, and consolidated on June 7, 2016.  Defendants filed a demurrer (motion to dismiss) to the consolidated action.  On July 13, 2016, the court sustained the demurrer dismissing the complaint with leave to amend the complaint. The plaintiff filed an amended complaint on October 7, 2016.  Defendants filed a demurrer to the amended complaint on October 28, 2016. On December 16, 2016, the court overruled the demurrer with respect to the Section 11 and 15 claims and sustained the demurrer in part and overruled the demurrer in part with respect to the Section 12(a)(2) claim.
On November 16, 2016, a purported shareholder class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and Mr. Woodman (“Defendants”).  The complaint purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 4, 2016.  The complaint purports to allege that Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages, fees and costs.  On February 6, 2017, the court appointed lead plaintiff and lead counsel.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Company's Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities
The following table sets forth the high and low closing sale price per share of our Class A common stock, as reported on the NASDAQ for the periods indicated:

	2016		2015
	High	Low	High	Low
First Quarter	$18.69	$9.78	$66.87	$37.95
Second Quarter	$13.98	$8.80	$59.41	$40.89
Third Quarter	$17.15	$10.59	$64.74	$29.67
Fourth Quarter	$17.13	$8.69	$30.65	$16.89
Holders. As of January 31, 2017, there were 97 holders of record of our Class A common stock and 51 holders of record of our Class B common stock.
Dividends. We have not declared or paid any cash dividends on our capital stock and do not currently intend to pay any cash dividends on our Class A or Class B common stock in the foreseeable future.
Securities authorized for issuance under equity compensation plans. The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2017 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2016.

Performance graph. The graph below compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the S&P 500 Consumer Durables Index. The graph assumes $100 was invested (with reinvestment of all dividends, as applicable) at the close of market on June 26, 2014 in the Class A common stock of GoPro, Inc., the S&P 500 Index and the S&P 500 Consumer Durables Index, and its relative performance is tracked through December 31, 2016. Note that historic stock price performance is not intended to be indicative of future stock price performance.
Sales of unregistered securities. Not applicable.
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
Issuer purchases of equity securities. No shares of our Class A or Class B common stock were purchased during 2016. Our share repurchase program expired on September 30, 2016.

Item 6. Selected Consolidated Financial Data
The information set forth below for the five years ended December 31, 2016 is not necessarily indicative of results of future operations, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share amounts)	Year ended December 31,
Consolidated statements of operations data:	2016	2015	2014	2013	2012
Revenue	$1,185,481	$1,619,971	$1,394,205	$985,737	$526,016
Gross profit	$461,920	$673,214	$627,235	$361,784	$227,486
Gross margin	39.0%	41.6%	45.0%	36.7%	43.2%
Operating income (loss)	$(372,969)	$54,748	$187,035	$98,703	$53,617
Net income (loss)	$(419,003)	$36,131	$128,088	$60,578	$32,262

Net income (loss) per share:
Basic	$(3.01)	$0.27	$1.07	$0.54	$0.07
Diluted	$(3.01)	$0.25	$0.92	$0.47	$0.07

Other financial information:
Adjusted EBITDA (1)	$(192,807)	$179,309	$293,380	$133,726	$75,288
Non-GAAP net income (loss) (2)	$(201,247)	$111,564	$188,913	$68,826	-
Non-GAAP diluted earnings (loss) per share (2)	$(1.44)	$0.76	$1.32	$0.50	-

(1)
We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, POP display amortization, stock-based compensation, impairment charges and restructuring costs.

(2)
We define non-GAAP net income as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring costs and taxes related to the tax effect of these adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment write-downs (if applicable), as well as third-party transaction costs for legal and other professional services. Non-GAAP earnings per share considers the conversion of the redeemable convertible preferred stock into shares of common stock as though the conversion had occurred at the beginning of the period and the initial public offering shares issued July 2014 as if they had been outstanding since the beginning of the period.

See "Non-GAAP Financial Measures" in Item 7. MD&A below for additional information and a reconciliation of net income (loss) to Adjusted EBITDA and net income (loss) to non-GAAP net income (loss), and a reconciliation of the shares used in the calculation of non-GAAP diluted earnings per share.

	As of December 31,
(in thousands)	2016	2015	2014	2013	2012
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities	$217,953	$474,058	$422,256	$101,410	$36,485
Inventory	167,192	188,232	153,026	111,994	60,412
Working capital	157,074	538,066	564,274	57,446	69,618
Total assets	922,640	1,102,976	917,691	439,671	246,665
Total indebtedness	—	—	—	113,612	129,395
Redeemable convertible preferred stock	—	—	—	77,198	77,138
Total stockholders’ equity (deficit)	446,945	772,033	641,204	(5,366)	(79,741)

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a variety of factors, including but not limited to, those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Our MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Components of Our Results of Operations. Description of the items contained in each operating revenue and expense caption in the consolidated statements of operations.

•	Results of Operations. Analysis of our financial results comparing 2016 to 2015 and 2015 to 2014.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Overview of contractual obligations, including expected payment schedule, off-balance sheet arrangements and indemnifications as of December 31, 2016.

•
Critical Accounting Policies and Estimates. Accounting estimates that we believe are most important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Non-GAAP Financial Measures. A presentation of results reconciling GAAP to non-GAAP adjusted measures.

Overview
GoPro, Inc. is enabling the way people capture and share their lives from a perspective only achieved with a GoPro. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and enjoy engaging personal content. To date, our cameras and mountable and wearable accessories have generated substantially all of our revenue. We sell our products globally through retailers, wholesale distributors, and on our website.
In Fall 2016, we launched our all-new cloud connected HERO5 cameras, which began shipping in September 2016, and a new ecosystem of mountable, wearable and voice activated accessories. We offer many professional-grade features within our good-better-best product camera offering of HERO Session, HERO5 Session and HERO5 Black. Our HERO5 cameras feature voice control and can automatically upload photos and videos to GoPro Plus, a new cloud-based storage solution that enables subscribers to easily access, edit and share content. Complementing our new HERO5 cameras and GoPro Plus, we also released updated versions of our Quik mobile and desktop applications and rebranded the GoPro mobile app as Capture. We re-launched our first drone, Karma, in the first quarter of 2017. See "Item 1. Business" above for additional information regarding our products.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of measures presented in our consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

(units and dollars in thousands, except per share amounts)	Q4 2016	Q4 2015	FY 2016	FY 2015
Revenue	$540,621	$436,603	$1,185,481	$1,619,971
Units shipped(1)	2,284	2,002	4,762	6,584
Gross margin (2)	39.2%	29.4%	39.0%	41.6%
Operating expenses	$238,703	$169,805	$834,889	$618,466
Operating income (loss)	$(26,568)	$(41,294)	$(372,969)	$54,748
Net income (loss)	$(115,709)	$(34,451)	$(419,003)	$36,131
Diluted net income (loss) per share	$(0.82)	$(0.25)	$(3.01)	$0.25
Cash provided by (used in) operations	$12,696	$20,848	$(107,753)	$157,611

Other financial information:
Adjusted EBITDA(3)	$44,343	$(9,268)	$(192,807)	$179,309
Non-GAAP net income (loss) (4)	$42,367	$(11,396)	$(201,247)	$111,564
Non-GAAP earnings (loss) per share	$0.29	$(0.08)	$(1.44)	$0.76
(1) Represents the number of individually packaged camera units that are shipped during a reporting period, net of any returns. Units shipped does not include sales of mounts or accessories.
(2) One basis point (bps) is equal to 1/100th of 1%
(3) We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, POP display amortization, stock-based compensation, impairment charges and restructuring costs.
(4) We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring costs and taxes related to the income tax effect of these adjustments. Acquisition-related costs include amortization and impairment write-downs (if applicable) of acquired intangible assets, as well as third-party transaction costs for legal and other professional services.
Reconciliations of non-GAAP adjusted measures to the most directly comparable measures are presented under "Non-GAAP Financial Measures" below.
Full year and fourth quarter 2016 highlights
For the fourth quarter of 2016, we achieved revenue of $540.6 million, up 24% year-over-year, the second highest revenue quarter in our history. Year-over-year growth was attributable to a 14% increase in units shipped to 2.3 million, driven by the launch of our new HERO5 cameras prior to the 2016 holiday shopping season, and a 9% increase in average selling price (defined as total revenue divided by units shipped). We estimate that overall global channel unit sell-in exceeded sell-through for the fourth quarter. Units shipped included 0.2 million of previously discontinued cameras, which mostly sold through during the fourth quarter. Excluding the impact of these discontinued cameras, average selling price would have been up about 17% year-over-year. Comparing launch periods, units shipped of HERO5 cameras in the fourth quarter of 2016 were approximately 10% higher than units shipped of HERO4 cameras in the fourth quarter of 2014. However, total revenue for the fourth quarter of 2016 was lower than we expected due to the unexpected withdrawal of our Karma drone in November 2016 as well as early production issues related to our HERO5 Black cameras that compromised initial launch volumes. Based on retail price points, our $399 and above cameras accounted for more than 50% of the units shipped and revenue in the fourth quarter with consumers having a strong preference for our flagship HERO5 Black camera.
Full year 2016 revenue of $1.19 billion was down 27% year-over-year, reflecting estimated global channel unit sell-through that exceeded sell-in for each of the first three quarters of 2016 as we worked to reduce channel inventory before the launch of HERO5. We estimate that global channel unit sell-through exceeded sell-in by over 10% in 2016. At December 31, 2016, we believe the vast majority of channel inventory consisted of new products and estimated weeks of inventory were down year-over-year. The average selling price for full year 2016 was approximately flat as compared to the prior year. We have not experienced any notable pricing pressures in the average selling price of individual camera models shipped during 2016. See "Revenue" below.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross margin of approximately 39% for both the fourth quarter and full year 2016 reflected a shift to a good-better-best offering of HERO Session, HERO5 Session and HERO5 Black cameras. Gross margin in 2016 was lower than historical levels due primarily to an increase in our average cost per unit shipped, reflecting the enhanced functionality and better capability of our new HERO5 cameras when compared with prior generation offerings. Gross margin in 2015 was negatively impacted by product alignment charges of $57 million related to our decision to discontinue the production of entry-level HERO cameras. See "Gross Margin" below.
The year-over-year growth in operating expenses of $68.9 million and $216.4 million in the fourth quarter and full year 2016, respectively, compared to the corresponding periods in 2015 was primarily attributable to: (1) restructuring charges of $36.4 million and $42.6 million, respectively, (2) higher cash-based personnel-related expenses of approximately $13.2 million and $63.0 million, respectively, driven by a 25% growth in average global headcount during 2016, and (3) higher advertising and promotional activity costs of $16.9 million and $58.5 million, respectively. In the first and fourth quarters of 2016, we implemented global reductions-in-force and other restructuring actions to reduce our future operating expenses. See "Operating Expenses" and "Restructuring Costs" below.
GAAP net loss of $115.7 million, or $0.82 loss per share, and $419.0 million, or $3.01 loss per share, for the fourth quarter and full year 2016, respectively, included charges of approximately $102 million for an income tax related valuation allowance on U.S. deferred tax assets. For the fourth quarter of 2016, we achieved non-GAAP net income of $42.4 million, or $0.29 per share, and adjusted EBITDA of $44.3 million, our first profitable quarter on a non-GAAP basis since the third quarter of 2015.
We generated cash flows from operations of $12.7 million in the fourth quarter of 2016 due to increased revenues associated with the 2016 holiday season that were mostly offset by increased operating expenses. We ended the year with total cash and investments of $218.0 million, down 54.0% from a year ago. For full year 2016, we used cash flows in operations of $107.8 million, purchased $43.6 million of property and equipment and completed acquisitions of two mobile editing application companies in the first half of 2016 for total purchase consideration of $104.4 million. In March 2016, we entered into a credit agreement with a syndicate of banks that provides for a secured revolving credit facility under which we may borrow up to approximately $150 million as of December 31, 2016. No borrowings have been made from the credit facility to date.
See "Results of Operations" and "Liquidity and Financial Resources" below for additional information.
Looking ahead to 2017
We expect our revenue in the first quarter of 2017 to be approximately $190 million to $210 million, a year-over-year increase compared to the first quarter of 2016. Average selling price in 2017 is expected to increase slightly as compared to 2016. Gross margin will fluctuate in future periods based on product, distributor and geographical mix and volume. We have adjusted our long-term gross margin model from a range of 42% to 44% to a range of 39% to 41%. As a result of our restructuring and other cost saving initiatives, we expect total operating expenses for the first quarter of 2017 will be significantly lower than the first quarter of 2016 and we expect total operating expenses for full year 2017 to be reduced by more than $100 million compared to full year 2016, on both a GAAP and non-GAAP basis. As we work toward achieving non-GAAP profitability in 2017, we expect to implement further cost saving initiatives, including additional restructuring actions, as part of our continued efforts to streamline our operations and focus our resources. We may incur material charges as a result of these initiatives.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below.  While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred material operating losses in 2016 and our future success will depend in part upon our ability to manage our operating expenses effectively. In the fourth quarter of 2016, we implemented a company-wide restructuring of our business resulting in a global reduction-in-force, the elimination of several high-cost initiatives, including the closure of our entertainment group in order to focus our resources on our hardware and software integrated storytelling solution, and the consolidation of certain leased office facilities (see "Restructuring Costs" below). As noted above in "Looking ahead to 2017," we believe the actions we have taken will significantly reduce our operating expenses in 2017, while also providing a

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

flatter, more efficient global organization that will allow for improved communication and alignment among our functional teams. For 2017 and beyond, we plan to operate efficiently and manage our costs effectively, which we expect will include implementing additional cost saving initiatives and restructuring actions, while continuing to invest in those areas that we believe will grow revenue. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.
Investing in research and development and making the smartphone central to the GoPro experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and must continually develop and introduce innovative new cameras, mobile and desktop applications, and other new products and services. We plan to build upon our integrated storytelling solution in future periods, with the smartphone playing an even more central role in the GoPro experience. Our investments in this solution, including marketing and advertising expenses, may not successfully drive increased sales of our products and our users may not adopt our new offerings. If we fail to innovate and enhance our product offerings, our brand, market position and revenue will be adversely affected. Further, we have incurred substantial research and development expenses and if our efforts are not successful, we will not recover the value of these investments.
Marketing the improved GoPro experience to our extended community. We intend to continue investing resources in our marketing, advertising and brand management efforts. Historically, our growth has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. Our future growth depends on continuing to reach, expand and re-engage with this core demographic as well as grow it, and also to continue expanding our user base to include a broader group of consumers. We still believe that consumers in many markets are not familiar with our brand and products and believe there is a significant opportunity for GoPro to expand awareness through a range of advertising and promotional programs and campaigns, including social media. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
Growing our total addressable international market. We believe that international markets represent a significant growth opportunity for GoPro. Revenue from outside the United States comprised 53%, 52% and 43% of our revenue in 2016, 2015 and 2014, respectively. While the total market for digital cameras has declined in recent periods as smartphone and tablet camera quality has increased, we continue to believe our consumers’ differentiated use of GoPro cameras, our hardware and software ecosystem and our powerful brand helps insulate our business from many of the negative trends facing this category. However, we expect the markets in which we conduct our business will remain highly competitive. We plan to increase our presence globally through the active promotion of our brand, the creation and cultivation of regional strategic and marketing partnerships, the introduction of localized products in international markets with region specific marketing, and an investment focus on the biggest opportunities in Europe and the Asia-Pacific region.
Expanding the GoPro experience to advanced users. Our growth also depends on expanding our total addressable market with new capture perspectives, including aerial and spherical, which are resource-intensive initiatives in highly competitive markets. We have no prior experience in the consumer drone market and expect to face significant competition from incumbent companies promoting their own drone and related products. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas.
Seasonality.  Historically, we have experienced the highest levels of revenue in the fourth quarter of the year, coinciding with the holiday shopping season, particularly in the United States and Europe. Timely and effective product introductions and forecasting, whether just prior to the holiday season or otherwise, are critical to our operations and financial performance.
Refer to "Item 1. Business" above for additional information regarding our business strategy.

Components of our Results of Operations

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue. Our revenue is primarily comprised of product revenue, net of returns and sales incentives. Revenue is derived from the sale of our cameras and accessories directly to retailers, as well as through our network of domestic and international distributors, and through gopro.com. See "Critical Accounting Policies and Estimates" below and Note 1 to the consolidated financial statements for information regarding revenue recognition.
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
Operating expenses. We classify our operating expenses into three categories: research and development, sales and marketing, and general and administrative.
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
Sales and marketing. Our sales and marketing expense consists primarily of advertising and marketing promotions of our products and services and personnel-related costs, including salaries, stock-based compensation and employee benefits. Sales and marketing expense also includes POP display expenses and related amortization, sales commissions, trade show and event costs, sponsorship costs, consulting and contractor expenses, and allocated overhead costs.
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

Results of Operations
The following table sets forth the components of our consolidated statements of operations for each of the periods presented and each of the periods presented as a percentage of revenue:

	Year ended December 31,
(dollars in thousands)	2016		2015		2014
Revenue	$1,185,481	100%	$1,619,971	100%	$1,394,205	100%
Cost of revenue	723,561	61	946,757	58	766,970	55
Gross profit	461,920	39	673,214	42	627,235	45
Operating expenses:
Research and development	358,902	30	241,694	15	151,852	11
Sales and marketing	368,620	31	268,939	17	194,377	14
General and administrative	107,367	9	107,833	7	93,971	7
Total operating expenses	834,889	70	618,466	38	440,200	32
Operating income (loss)	(372,969)	(31)	54,748	3	187,035	13
Other expense, net	(2,205)	—	(2,163)	—	(6,060)	—
Income (loss) before income taxes	(375,174)	(31)	52,585	3	180,975	13
Income tax expense	43,829	4	16,454	1	52,887	4
Net income (loss)	$(419,003)	(35)%	$36,131	2%	$128,088	9%

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue

	Year ended December 31,			2016 vs 2015	2015 vs 2014
(in thousands)	2016	2015	2014	% Change	% Change
Units shipped	4,762	6,584	5,180	(28)%	27%

Direct channel	$650,111	$841,882	$818,381	(23)%	3%
Percentage of revenue	54.8%	52.0%	58.7%
Distribution channel	$535,370	$778,089	$575,824	(31)%	35%
Percentage of revenue	45.2%	48.0%	41.3%
Total revenue	$1,185,481	$1,619,971	$1,394,205	(27)%	16%

Americas	$619,784	$868,772	$890,352	(29)%	(2)%
Percentage of revenue	52.3%	53.6%	63.9%
Europe, Middle East and Africa ("EMEA")	$366,352	$535,260	$371,197	(32)%	44%
Percentage of revenue	30.9%	33.0%	26.6%
Asia and Pacific ("APAC")	$199,345	$215,939	$132,656	(8)%	63%
Percentage of revenue	16.8%	13.4%	9.5%
Total revenue	$1,185,481	$1,619,971	$1,394,205	(27)%	16%
2016 Compared to 2015. The year-over-year decline in total revenues during 2016 compared to 2015 was due to a 28% decrease in units shipped, reflecting global channel unit sell-through that exceeded sell-in for the first three quarters of 2016 as we worked to reduce channel inventory in preparation for the launch of HERO5 in September 2016. In addition, our revenue in the first half of 2015 benefited from the launch of our HERO4 cameras preceding the 2014 holiday season, whereas there was no major product introduction near the end of 2015. Revenue increased sequentially each quarter of 2016, with the fourth quarter comprising 46% of total 2016 revenue, reflecting the launch of HERO5 cameras and new mounts and accessories preceding the holiday shopping season. The average selling price of units shipped, defined as total revenue divided by unit shipments, increased 1% year-over-year. We recognized no revenue in 2016 for our Karma drone.
2015 Compared to 2014. The year-over-year growth in revenues and units shipped during 2015 compared to 2014 was primarily driven by the transition from our prior generation products to the HERO4 line of cameras, including HERO4 Session, and the entry-level HERO cameras. The year-over-year increase in the EMEA and APAC regions resulted from the continued expansion of our business and distribution networks in international markets. The year-over-year decrease in the Americas region resulted primarily from the launch of new products in 2014 just prior to the holiday shopping season, which were initially shipped to this region. The average selling price of units shipped, defined as total revenue divided by unit shipments, decreased approximately 9% in 2015 due primarily to a slight change in product mix toward the entry-level HERO cameras, as well as increased charges of approximately $73 million for price protection and marketing development funds, of which approximately $40 million related to reductions of the HERO4 Session selling price.
Gross margin

	Year ended December 31,			2016 vs 2015	2015 vs 2014
(dollars in thousands)	2016	2015	2014	% Change	% Change
Cost of revenue	$719,689	$944,304	$765,247	(24)%	23%
Stock-based compensation	1,616	1,492	835	8%	79%
Acquisition-related costs	1,759	961	888	83%	8%
Restructuring costs	497	—	—	N/A	N/A
Total cost of revenue	$723,561	$946,757	766,970	(24)%	23%
Gross margin	39.0%	41.6%	45.0%	(260) bps	(340) bps

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

2016 Compared to 2015. Gross margin of 39.0% in 2016 decreased from 41.6% in 2015, or 260 bps. Gross margin in 2016 reflected an increase in our average cost per unit shipped, which was primarily attributable to the enhanced functionality and improved capability of our new HERO5 cameras (including image stabilization, telemetry, cloud connectivity and voice control) when compared with prior generation offerings, as well as the allocation of fixed overhead costs across significantly fewer units shipped in 2016. This resulted in a 610 bps decrease in gross margin when compared to 2015.
In addition, gross margin for 2015 and 2016 was negatively impacted by product charges of approximately $57 million and $8 million, respectively, for excess purchase order commitments, excess inventory and other charges related to end-of-life HERO legacy products. Partially offsetting these charges, gross margin for 2016 benefited from sales of approximately $18 million associated with previously written off legacy camera inventory. The net year-over-year effect of these legacy items was a benefit to gross margin of approximately 350 bps. The year-over-year effect of stock-based compensation, acquisition-related costs and restructuring costs on gross margin was not material.
As noted above in "Looking Ahead", we have adjusted our long-term gross margin model from a range of 42% to 44% to a range of 39% to 41%.
2015 Compared to 2014. Gross margin decreased by 340 bps compared with 2014. The year-over-year decrease in gross margin was primarily attributable to a 350 bps charge for product realignment costs of approximately $57 million in the fourth quarter of 2015 for excess purchase commitments, inventory and obsolete tooling assets. In addition, gross margin decreased due to a shift in product mix toward lower margin entry-level HERO capture devices partially offset by continued improvements in production and supply chain costs. The year-over-year effect of stock-based compensation and acquisition-related costs on gross margin was insignificant.
Operating expenses
Research and development

	Year ended December 31,			2016 vs 2015	2015 vs 2014
(dollars in thousands)	2016	2015	2014	% Change	% Change
Research and development	$295,901	$220,516	$140,109	34%	57%
Stock-based compensation	31,365	18,024	11,640	74%	55%
Acquisition-related costs	14,439	3,154	103	358%	2,962%
Restructuring costs	17,197	—	—	N/A	N/A
Total research and development expenses	$358,902	$241,694	$151,852	48%	59%
Percentage of revenue	30.3%	14.9%	10.9%
2016 Compared to 2015. The year-over-year growth of $117.2 million, or 48%, in total research and development expenses in 2016 compared to 2015 was primarily attributable to increases in cash-based personnel-related costs of $45.8 million (excluding restructuring charges) driven by 35% growth in average global headcount during 2016, increases in allocated facilities, depreciation and other supporting overhead expenses of $19.3 million and increases in material and equipment costs of $11.5 million. In addition, stock-based compensation increased $13.3 million in 2016 due to higher employee headcount. Acquisition-related costs increased $11.3 million in 2016 due to intangible asset impairment charges of approximately $7 million related to projects that were discontinued in the second half of 2016, as well as increased amortization associated with two acquisitions completed during the first half of 2016. See "Restructuring Costs" below for information regarding restructuring charges of $17.2 million recorded in 2016.
The growth in research and development expense in absolute dollars, and as a percentage of revenue, was primarily driven by investments (including increased headcount) to support the development of our recently launched cameras, drone, related mounts and accessories and software offerings.
2015 Compared to 2014. The year-over-year growth of $89.8 million in research and development expense in 2015 compared to 2014 was primarily attributable to increases in cash-based personnel-related costs of $35.8 million, resulting from a 63% growth in global headcount from December 31, 2014 to December 31, 2015, as well as increases in consulting and outside professional service costs of $27.1 million and increases in materials, depreciation, and other supporting overhead expenses of $16.4 million. Stock-based compensation increased $6.4 million in 2015 due

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

to higher employee headcount. Acquisition-related costs increased $3.1 million from intangible asset amortization associated with acquisitions completed during 2015. The growth in research and development expense in absolute terms, and as a percentage of revenue, was primarily driven by investments to support the development of our next generation capture devices, drone-related products, content-management software solutions, and entertainment related initiatives.
Sales and marketing

	Year ended December 31,			2016 vs 2015	2015 vs 2014
(dollars in thousands)	2016	2015	2014	% Change	% Change
Sales and marketing	$342,651	$255,045	$183,807	34%	39%
Stock-based compensation	13,883	13,762	10,428	1%	32%
Acquisition-related costs	22	132	142	(83)%	(7)%
Restructuring costs	12,064	—	—	N/A	N/A
Total sales and marketing expenses	$368,620	$268,939	$194,377	37%	38%
Percentage of revenue	31.1%	16.6%	13.9%
2016 Compared to 2015. The year-over-year growth of $99.7 million, or 37%, in total sales and marketing expenses in 2016 compared to 2015 was primarily attributable to increases in advertising and promotional activity costs of $58.5 million associated with expanded corporate branding campaigns to improve worldwide brand awareness and to support the launch of our HERO5 cameras, Karma drone and related products. Additionally, the year-over-year growth in 2016 was attributable to increases in allocated facilities, depreciation and other supporting overhead expenses of $10.2 million and increases in cash-based personnel-related costs (excluding restructuring costs) of $11.4 million, driven by 16% growth in average global headcount during 2016. See "Restructuring Costs" below for information regarding restructuring charges of $12.1 million recorded in 2016.
2015 Compared to 2014. The year-over-year growth of $74.6 million in sales and marketing expense in 2015 compared to 2014 was primarily attributable to increases in advertising and promotional activity costs of $30.8 million associated with expanded corporate branding campaigns initiated in the second half of 2015, as well as increases in cash-based personnel-related costs of $24.4 million, resulting from a 67% growth in global headcount from December 31, 2014 to December 31, 2015, increases in allocated facilities, depreciation and other supporting overhead expenses of $7.5 million and increases in consulting and outside professional service costs of $6.2 million. Stock-based compensation increased $3.3 million in 2015 due to higher employee headcount.
General and administrative

	Year ended December 31,			2016 vs 2015	2015 vs 2014
(dollars in thousands)	2016	2015	2014	% Change	% Change
General and administrative	$70,247	$59,308	$45,475	18%	30%
Stock-based compensation	22,663	47,402	48,496	(52)%	(2)%
Acquisition-related costs	1,126	1,123	—	—%	N/A
Restructuring costs	13,331	—	—	N/A	N/A
Total general and administrative expenses	$107,367	$107,833	$93,971	—%	15%
Percentage of revenue	9.1%	6.7%	6.7%
2016 Compared to 2015. General and administrative expenses were approximately flat year-over-year. Stock-based compensation decreased $17.3 million in 2016 compared to 2015 due to the timing of expense recognition attributable to the CEO RSUs (see Note 7 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K), which was partially offset by restructuring charges in 2016 of $13.3 million, as well as increases in consulting and outside professional service costs of $3.7 million, and increases in allocated facilities, depreciation and other supporting overhead expenses of $3.2 million. Cash-based personnel-related costs, excluding restructuring costs, were approximately flat year-over-year. See "Restructuring Costs" below for information regarding restructuring charges recorded in 2016.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

2015 Compared to 2014. The year-over-year growth of $13.9 million in general and administrative expense in 2015 compared to 2014 was primarily attributable to increases in consulting and outside professional service costs of $5.9 million, as well as an increase in cash-based personnel-related costs of $5.5 million resulting from a 41% growth in global headcount from December 31, 2014 to December 31, 2015 and increases in allocated facilities, depreciation and other supporting overhead expenses of $2.3 million. Stock-based compensation expenses decreased $1.1 million in 2015 due to a decrease in expense attributable to CEO RSUs of $9.0 million, partially offset by increases of $7.9 million for long-term incentive awards. (See Note 7 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.) Acquisition-related costs increased $1.1 million due to increased acquisition activity in 2015.
Restructuring costs
First quarter 2016 restructuring. On January 12, 2016, we approved a restructuring that provided for a reduction in our global workforce of approximately 7%. We incurred aggregate restructuring expenses of $6.5 million in the first quarter of 2016, which primarily included cash-based severance costs. We substantially completed this plan at the end of the first quarter of 2016 and all costs have been paid.
Fourth quarter 2016 restructuring. On November 29, 2016, we announced a restructuring of our business to reduce operating expenses and work toward achieving our goal of returning to non-GAAP profitability for 2017. The restructuring included a reduction in our global workforce of approximately 15%, the closure of our entertainment group and the consolidation of certain leased office facilities. In the fourth quarter of 2016, we incurred total restructuring charges of $36.6 million, which consisted of $18.9 million for severance and related costs, $15.6 million for stock-based compensation and $2.1 million for facilities consolidation and other costs. At December 31, 2016, accrued severance costs on our consolidated balance sheet was approximately $10.5 million, a substantial majority of which is expected to be paid in the first quarter of 2017. We estimate additional restructuring charges of approximately $4 million will be recognized in the first quarter of 2017, primarily cash-based severance costs. We anticipate the restructuring actions and other cost saving initiatives we have taken will enable us to reduce our operating expenses by more than $100 million in 2017 compared to 2016, primarily reflecting lower cash-based personnel-related costs. (See Note 13 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.)
During 2017, we expect to implement further cost saving initiatives, including additional restructuring actions, as part of our continued efforts to streamline our operations and focus our resources, and we may incur material charges as a result of these initiatives.
Other expense, net
There were no material changes to other expense, net in 2016 as compared to 2015. Other expense, net for 2015 of $2.2 million decreased $3.9 million from 2014, primarily due to lower interest expense and debt related costs of $4.5 million as a result of our repayment of outstanding debt in 2014, coupled with a $1.3 million increase in interest income associated with higher cash equivalents and marketable securities throughout 2015, partially offset by losses of $1.9 million associated with foreign exchange rate movements and other expenses.
Income taxes

	Year ended December 31,			2016 vs 2015	2015 vs 2014
(dollars in thousands)	2016	2015	2014	% Change	% Change
Income tax expense	$43,829	$16,454	$52,887	166%	(69)%
Effective tax rate	11.7%	31.3%	29.2%
2016 compared to 2015. The lower effective tax rate in 2016 compared to 2015 resulted from a federal statutory tax benefit of $131.3 million on pre-tax book losses of $375.2 million, offset by the establishment of a valuation allowance of $101.9 million on all U.S. federal and state net deferred tax assets, as well as income taxes paid at lower rates in profitable foreign jurisdictions (primarily related to our wholly owned subsidiaries in Europe). We recorded a full valuation allowance on our U.S. deferred tax assets because, based upon the weight of available evidence, we believe that it is not more likely than not that our U.S. deferred tax assets will be realized in the foreseeable future.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Our provision for income taxes in each period has differed from the tax computed at U.S. federal statutory tax rates due to changes in our valuation allowance, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, state taxes, federal research and development tax credits and other adjustments. See Note 9 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a reconciliation between the U.S. statutory tax rate and our effective tax rates.
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
Quarterly results of operations
The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarterly periods ended December 31, 2016.

	Three months ended
(in thousands, except per share amounts)	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Revenue(1)	$540,621	$240,569	$220,755	$183,536	$436,603	$400,340	$419,919	$363,109
Gross profit(2)	212,135	97,069	93,002	59,714	128,511	186,630	194,340	163,733
Operating expenses(3)	238,703	212,658	202,379	181,149	169,805	158,994	148,202	141,465
Net income (loss)	$(115,709)	$(104,068)	$(91,767)	$(107,459)	$(34,451)	$18,799	$35,031	$16,752

Net income (loss) per share:
Basic	$(0.82)	$(0.74)	$(0.66)	$(0.78)	$(0.25)	$0.14	$0.26	$0.13
Diluted	$(0.82)	$(0.74)	$(0.66)	$(0.78)	$(0.25)	$0.13	$0.24	$0.11

(1)
Included in revenue for the quarters ended September 30, 2015 and December 31, 2015 was a reduction of approximately $19 million and $21 million, respectively, for price protection and marketing development funds incurred in connection with the reduction of the HERO4 Session selling price.

(2)
Included in cost of revenue for the quarters ended December 31, 2015 and March 31, 2016 were charges of $57 million and $8 million, respectively, for excess purchase order commitments, excess inventory and obsolete tooling, relating to the end-of-life of our entry-level HERO products.

(3)	Included in operating expenses for the quarter ended March 31, 2016 and December 31, 2016 were restructuring charges of approximately $6.2 million and $36.4 million, respectively.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The following table presents selected financial information as of December 31, 2016 and 2015:

(dollars in thousands)	December 31, 2016	December 31, 2015
Cash and cash equivalents	$192,114	$279,672
Marketable securities	25,839	194,386
Total cash and investments	$217,953	$474,058
Percentage of total assets	24%	43%
Our primary source of cash is receipts from revenue. The primary uses of cash are payroll-related expenses, general operating expenses, including marketing and office rent, and cost of revenue. Other sources of cash are proceeds from participation in the employee stock purchase plan and the exercise of employee options. Other uses of cash include purchases of property and equipment and business acquisitions.
As of December 31, 2016, our cash and investments of $218.0 million was down $256.1 million, or 54%, compared to $474.1 million at December 31, 2015. The decrease was primarily driven by lower revenue in the first three quarters of 2016, lower margins and higher operating expenses, resulting in net cash flows used in operations of $107.8 million. In addition, we used $43.6 million for purchases of property and equipment and acquired two mobile editing application companies in the first half of 2016 for $104.4 million. As of December 31, 2016, $71.9 million of cash was held by our foreign subsidiaries.
We believe, based on our most current projections, that our cash and investments balance, along with the anticipated savings from our recent restructuring actions, any future actions and available borrowings under our credit facility will be sufficient to meet our working capital needs, capital expenditures, outstanding commitments and other liquidity requirements for at least the next 12 months:

•	We forecast that revenue will increase in 2017 as compared to 2016, which we anticipate will have favorable impacts on our cash receipts and working capital.

•
We believe the restructuring actions and other cost saving initiatives we have taken will enable us to reduce our operating expenses by more than $100 million in 2017 compared to 2016, on both a GAAP and non-GAAP basis, primarily reflecting lower cash-based personnel-related expenses.

•
We expect to spend significantly less on capital expenditures in 2017 than in 2016 and prior years. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the timing of new product introductions, market acceptance of our products, and overall economic conditions.

•
In March 2016, we entered into a credit agreement with a syndicate of banks that provides for a secured revolving credit facility under which we may borrow up to an aggregate of $250 million. As of December 31, 2016, we may borrow up to approximately $150 million under the credit facility, based upon a borrowing base formula with respect to our inventory and accounts receivable balances. (See Note 5 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information.)

•
We have completed acquisitions in the past and we expect to evaluate additional possible acquisitions of, or strategic investments in, businesses, products and technologies that are complementary to our business, which may require the use of cash.

Over the long-term, we forecast to generate positive cash flow from operations as we did during 2015 and 2014. In the future, we may require additional funding to respond to business opportunities, challenges, acquisitions or unforeseen circumstances. If we are unable to obtain adequate financing under our credit facility, or other sources, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,			2016 vs 2015	2015 vs 2014
(in thousands)	2016	2015	2014	% Change	% Change
Net cash provided by (used in):
Operating activities	$(107,753)	$157,611	$96,922	(168)%	63%
Investing activities	$19,286	$(211,977)	$(133,904)	(109)%	58%
Financing activities	$1,955	$15,665	$255,501	(88)%	(94)%
Cash flows from operating activities
Cash used by operating activities of $107.8 million in 2016 was attributable to an adjusted net loss of $240.5 million (net loss adjusted for non-cash expenses of $178.5 million) partially offset by net cash inflow of $132.7 million from changes in operating assets and liabilities. Cash inflow related to changes in operating assets and liabilities consisted of increased accounts payable and accrued liabilities of $142.9 million, primarily associated with inventory procurement in the fourth quarter of 2016 to support customer demand during the holiday season, partially offset by other changes in assets and liabilities. The decrease in operating cash flows of $265.4 million in 2016 compared to 2015 was primarily due to a year-over-year decline in total cash inflows associated with lower revenues coupled with a year-over-year increase in cash outflows associated with growth in total operating expenses.
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
Cash flows from investing activities
Cash provided by investing activities was $19.3 million in 2016 resulting from net maturities and sales of marketable securities of $167.3 million to be used in operations, offset by $104.4 million in net cash used for acquisitions and $43.6 million for purchases of property and equipment, net. We had no purchases of marketable securities during 2016.
Cash used in investing activities was $212.0 million in 2015 resulting from $220.1 million for purchases of marketable securities, $65.4 million for business acquisitions, and $51.2 million for purchases of property and equipment, partially offset by $124.7 million for net sales and maturities of marketable securities. The increase in cash outflow from 2014 to 2015 was mostly attributable to increased business acquisition activity in 2015.
Cash flows from financing activities
Cash provided by financing activities was $2.0 million in 2016 resulting from $2.8 million in net proceeds received from stock purchases made through our ESPP and employee stock option exercises, as well as $3.5 million of excess tax benefit related to stock-based compensation, partially offset by payments of $3.3 million for costs incurred in the first quarter to secure our credit facility and payments of $1.0 million for deferred acquisition-related consideration.
Cash provided by financing activities was $15.7 million in 2015 resulting from $22.8 million in net proceeds received from stock purchases made through our ESPP and employee stock option exercises, as well as $29.3 million of excess tax benefit related to stock-based compensation, partially offset by payments of $35.6 million from the repurchase of our Class A common stock. Cash provided by financing activities of $255.5 million in 2014 included $294 million of proceeds received from our public offerings of common stock, as well as $77.1 million of excess tax benefit related to stock-based compensation, partially offset by $114 million for repayments of our debt.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Contractual Commitments
Contractual obligations. As of December 31, 2016, our total undiscounted future expected payment obligations under our agreements with terms longer than one year were approximately $193 million, including $140 million for operating leases, $15 million for sponsorship agreements and $39 million for other multi-year agreements. See Note 11 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a table of contractual obligations, including payments due by period.
We also issue inventory purchase orders in the normal course of business, which represent authorizations to purchase that are cancelable by their terms. We do not consider purchase orders to be firm inventory commitments; therefore, they are excluded from our payment obligations above. If we choose to cancel a purchase order, we may be obligated to reimburse the vendor for unrecoverable outlays incurred prior to cancellation.
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

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. Note 1 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates under different assumptions and conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our board of directors.
Revenue recognition
Revenue is primarily derived from the sale of our cameras, mounts and accessories and the related implied post contract support, or PCS. We recognize revenue when all of the following criteria have been met:

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
In addition, we provide our customers with sales incentives including cooperative advertising, marketing development funds and other incentives. Additionally, we have historically provided certain distributors and retailers price protection benefits for inventory on hand when we have reduced the recommended retail price of our products to the end customer. We record reductions to revenue for estimated commitments related to sales incentives when the related revenue is recognized or when a relevant event subsequently occurs. See Note 1 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Inventory valuation and liability for purchase commitments
Inventory consists of finished goods and component parts and is stated at the lower of cost or market on a first-in, first-out basis. Our inventory balances were $167.2 million and $188.2 million as of December 31, 2016 and 2015, respectively. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess and obsolete inventory based on multiple factors, including an estimate of the future demand for our products within a specified time horizon, generally 12 months, product life cycle status, product development plans and current sales levels. We also record a liability for noncancelable purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. The estimates used for future demand are also used for near-term capacity planning and inventory purchases and are consistent with our revenue forecast assumptions. If our demand forecast is greater than the actual demand, the amount of our loss will be impacted by our contractual ability to reduce inventory purchases from our contract manufacturers. Our assumptions of future demand for our products are inherently uncertain, and if there were to be an abrupt and substantial decline in demand for one or more of our products or a change in our product development plans, we may be required to increase our inventory write-downs and our liability for purchase commitments that would adversely affect our results of operations in the period when such write-downs and/or excess commitments are recorded.
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

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Income taxes
We are subject to income taxes in the United States and multiple foreign jurisdictions. Our effective tax rates differ from the U.S. federal statutory rate, primarily due to changes in our valuation allowance, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, state taxes, federal research and development tax credits and other adjustments. Our effective tax rate was 11.7%, 31.3% and 29.2% in 2016, 2015 and 2014, respectively. The calculation of our provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is materially affected by the tax rates that apply to our foreign earnings. As of December 31, 2016, $3.3 million of earnings had been indefinitely reinvested outside the U.S., primarily in active non-U.S. business operations. We do not intend to repatriate these earnings to fund U.S. operations and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.
Deferred tax assets. Deferred tax assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecast operating earnings and available tax planning strategies. As of December 31, 2016, we had a full valuation allowance on all of U.S. net deferred tax assets based on our assessment that it is not more likely than not that the deferred tax asset will be realized.
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
We perform an annual assessment of our goodwill during the fourth quarter to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it is more likely than not that the fair value of our single reporting unit would be reduced below its carrying amount. If further testing is deemed necessary, we perform a two-step process. The first step involves comparing the fair value of our reporting unit to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the carrying value of the goodwill to its implied fair value. As of December 31, 2016, we determined that no impairment of the carrying value of goodwill was required.
Stock-based compensation
We measure and recognize stock-based compensation based on the fair value measurement for all stock-based awards granted to employees and directors over the service period for awards expected to vest. See Note 7 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. We use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan options. The determination of the grant date fair value of options using an option-pricing model is affected by our common stock

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

fair value as well as assumptions regarding a number of variables, of which the most subjective were estimated as follows:

•
Expected Term. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time stock-based awards have been exercisable since the completion of our IPO in July 2014. As a result, we used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the option. Under the simplified method, the expected term is equal to the average of the stock-based award’s weighted average vesting period and its contractual term.

•
Volatility. As we do not have a significant trading history for our common stock, the expected stock price volatility for our common stock was estimated by taking the average historic volatility of the common stock of a group of comparable publicly traded companies over a period equivalent to the expected term.

The estimation of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. These adjustments have not been material to date.
Recent accounting pronouncements
Refer to “Recent Accounting Pronouncements” in Note 1 to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements, we use the non-GAAP financial measures of adjusted EBITDA, non-GAAP net income (loss) and non-GAAP earnings (loss) per share to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.
The following tables present a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended
(in thousands)	December 31, 2016	December 31, 2015
Net loss	$(115,709)	$(34,451)
Income tax expense (benefit)	87,391	(6,521)
Interest (income) expense, net	1,022	(126)
Depreciation and amortization	11,100	9,596
POP display amortization	4,944	4,114
Stock-based compensation	17,926	18,120
Impairment of intangible assets	1,088	—
Restructuring costs	36,581	—
Adjusted EBITDA	$44,343	$(9,268)

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

	Year ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Net income (loss)	$(419,003)	$36,131	$128,088	$60,578	$32,262
Income tax expense	43,829	16,454	52,887	30,751	20,948
Interest expense	1,401	234	5,038	6,018	346
Depreciation and amortization	41,639	28,981	17,945	12,034	3,975
POP display amortization	19,623	16,829	18,023	13,458	8,601
Stock-based compensation	69,527	80,680	71,399	10,887	9,156
Impairment of intangible assets	7,088	—	—	—	—
Restructuring costs	43,089	—	—	—	—
Adjusted EBITDA	$(192,807)	$179,309	$293,380	$133,726	$75,288
The following tables present a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended
(in thousands)	December 31, 2016	December 31, 2015
Net loss	$(115,709)	$(34,451)
Stock-based compensation	17,926	18,120
Acquisition-related costs	3,700	1,545
Restructuring costs	36,581	—
Income tax adjustments	99,869	3,390
Non-GAAP net income (loss)	$42,367	$(11,396)
Non-GAAP diluted earnings (loss) per share	$0.29	$(0.08)

GAAP shares for diluted net income (loss) per share	141,063	137,086
Add: effect of potentially dilutive shares	5,198	—
Non-GAAP shares for diluted net income per share	146,261	137,086

	Year ended December 31,
(in thousands)	2016	2015	2014	2013
Net income (loss)	$(419,003)	$36,131	$128,088	$60,578
Stock-based compensation	69,527	80,680	71,399	10,887
Acquisition-related costs	17,346	5,370	1,133	1,106
Restructuring costs	43,089	—	—	—
Income tax adjustments	87,794	(10,617)	(11,707)	(3,745)
Non-GAAP net income (loss)	$(201,247)	$111,564	$188,913	$68,826
Non-GAAP diluted earnings (loss) per share	$(1.44)	$0.76	$1.32	$0.50

GAAP shares for diluted net income (loss) per share	139,425	146,486	123,630	98,941
Add: preferred shares conversion	—	—	15,136	30,523
Add: initial public offering shares	—	—	4,414	8,900
Non-GAAP shares for diluted net income (loss) per share	139,425	146,486	143,180	138,364
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

•	These non-GAAP financial measures may exclude certain recurring, non-cash charges such as stock-based compensation and amortization of acquired intangible assets;

•	adjusted EBITDA does not reflect tax payments that reduce cash available to us;

•
adjusted EBITDA excludes depreciation and amortization and, although these are non-cash charges, the property and equipment being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash capital expenditure requirements for such replacements;

•	adjusted EBITDA excludes the amortization of POP display assets because it is a non-cash charge, and similar to depreciation of property and equipment and amortization of acquired intangible assets;

•
adjusted EBITDA and non-GAAP net income (loss) excludes the impairment of intangible assets because it is a non-cash charge that is inconsistent in amount and frequency, and similar to amortization of acquired intangible assets;

•
adjusted EBITDA and non-GAAP net income (loss) also excludes restructuring costs because these expenses do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of current operating performance or comparisons to the operating performance in other periods; and

•	other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
Because of these limitations, you should consider adjusted EBITDA, non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per share alongside other financial performance measures, including our financial results presented in accordance with GAAP.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had insignificant foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies, principally the Euro and the British Pound. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow our operations, or if foreign currency held in our U.S. dollar functional currency entities increases, our exposure to foreign currency risk could become more significant. To date, we have not entered into any material foreign currency exchange contracts. For assets and liabilities denominated in other currencies, we do not believe that the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar would have a material effect on our results of operations from such a shift.
Interest rate risk. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are comprised primarily of money market funds, U.S. treasury securities, U.S. agency securities, commercial paper and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our investment portfolio.

Item 8. Financial Statements and Supplementary Data

GoPro, Inc.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption "Quarterly Results of Operations," which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of GoPro, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of GoPro, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 16, 2017

GoPro, Inc.
Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$192,114	$279,672
Marketable securities	25,839	194,386
Accounts receivable, net	164,553	145,692
Inventory	167,192	188,232
Prepaid expenses and other current assets	38,115	25,261
Total current assets	587,813	833,243
Property and equipment, net	76,509	70,050
Intangible assets, net	33,530	31,027
Goodwill	146,459	57,095
Other long-term assets	78,329	111,561
Total assets	$922,640	$1,102,976

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$205,028	$89,989
Accrued liabilities	211,323	192,446
Deferred revenue	14,388	12,742
Total current liabilities	430,739	295,177
Long-term taxes payable	26,386	21,770
Other long-term liabilities	18,570	13,996
Total liabilities	475,695	330,943

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized,104,647 and 100,596 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 36,712 and 36,005 shares issued and outstanding, respectively	757,226	663,311
Treasury stock, at cost, 1,545 and 1,545 shares, respectively	(35,613)	(35,613)
Retained earnings (accumulated deficit)	(274,668)	144,335
Total stockholders’ equity	446,945	772,033
Total liabilities and stockholders’ equity	$922,640	$1,102,976
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2016	2015	2014
Revenue	$1,185,481	$1,619,971	$1,394,205
Cost of revenue	723,561	946,757	766,970
Gross profit	461,920	673,214	627,235
Operating expenses:
Research and development	358,902	241,694	151,852
Sales and marketing	368,620	268,939	194,377
General and administrative	107,367	107,833	93,971
Total operating expenses	834,889	618,466	440,200
Operating income (loss)	(372,969)	54,748	187,035
Other expense, net	(2,205)	(2,163)	(6,060)
Income (loss) before income taxes	(375,174)	52,585	180,975
Income tax expense	43,829	16,454	52,887
Net income (loss)	$(419,003)	$36,131	$128,088

Less: net income allocable to participating securities	—	—	(16,512)
Net income (loss) attributable to common stockholders—basic	$(419,003)	$36,131	$111,576
Add: net income allocable to dilutive participating securities	—	—	2,277
Net income (loss) attributable to common stockholders—diluted	$(419,003)	$36,131	$113,853

Net income (loss) per share:
Basic	$(3.01)	$0.27	$1.07
Diluted	$(3.01)	$0.25	$0.92

Shares used to compute net income (loss) per share:
Basic	139,425	134,595	104,453
Diluted	139,425	146,486	123,630
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and
Stockholders’ Equity (Deficit)

	Redeemable convertible preferred stock		Common stock and additional paid-in capital		Treasury stock	Retained earnings (accumulated deficit)	Stockholders’ equity (deficit)
(in thousands)	Shares	Amount	Shares	Amount	Amount
Balances at December 31, 2013	30,523	$77,198	81,420	$14,518	$—	$(19,884)	$(5,366)
Issuance of common stock upon public offerings, net of offering costs	—	—	10,188	286,247	—	—	286,247
Conversion of preferred stock to common stock upon initial public offering, net of issuance cost accretion	(30,523)	(77,198)	30,523	77,198	—	—	77,198
Common stock issued under employee benefit plans, net of shares withheld for tax	—	—	8,414	7,681	—	—	7,681
Retirement of common stock	—	—	(1,430)	(1,177)	—	—	(1,177)
Stock-based compensation expense	—	—	—	71,399	—	—	71,399
Excess tax benefit from stock-based compensation	—	—	—	77,134	—	—	77,134
Net income	—	—	—	—	—	128,088	128,088
Balances at December 31, 2014	—	—	129,115	533,000	—	108,204	641,204
Common stock issued under employee benefit plans, net of shares withheld for tax	—	—	14,249	36,413	—	—	36,413
Taxes paid related to net share settlements	—	—	—	(13,943)	—	—	(13,943)
Retirement of common stock	—	—	(5,218)	—	—	—	—
Repurchase of outstanding common stock	—	—	(1,545)	—	(35,613)	—	(35,613)
Stock-based compensation expense	—	—	—	80,583	—	—	80,583
Excess tax benefit from stock-based compensation	—	—	—	27,258	—	—	27,258
Net income	—	—	—	—	—	36,131	36,131
Balances at December 31, 2015	—	—	136,601	663,311	(35,613)	144,335	772,033
Common stock issued under employee benefit plans, net of shares withheld for tax	—	—	3,936	10,103	—	—	10,103
Taxes paid related to net share settlements	—	—	—	(6,889)	—	—	(6,889)
Shares issued to third-party vendor for services (Note 11)	—	—	822	7,297	—	—	7,297
Stock-based compensation expense (Note 7)	—	—	—	69,499	—	—	69,499
Stock-based compensation expense related to restructuring (Note 13)	—	—	—	15,566	—	—	15,566
Excess tax benefit from stock-based compensation	—	—	—	(1,661)	—	—	(1,661)
Net loss	—	—	—	—	—	(419,003)	(419,003)
Balances at December 31, 2016	—	$—	141,359	$757,226	$(35,613)	$(274,668)	$446,945
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2016	2015	2014
Operating activities:
Net income (loss)	$(419,003)	$36,131	$128,088
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,640	28,981	17,945
Stock-based compensation	69,527	80,680	71,399
Excess tax benefit from stock-based compensation	(3,463)	(29,348)	(77,134)
Deferred income taxes	38,568	(11,468)	(16,920)
Non-cash restructuring charges	17,601	—	—
Impairment of intangible assets	7,088	—	—
Other	7,574	5,427	1,865
Changes in operating assets and liabilities:
Accounts receivable, net	(18,816)	38,313	(61,323)
Inventory	21,040	(35,005)	(41,033)
Prepaid expenses and other assets	(14,618)	(23,281)	(30,317)
Accounts payable and other liabilities	142,941	68,461	98,354
Deferred revenue	2,168	(1,280)	5,998
Net cash provided by (used in) operating activities	(107,753)	157,611	96,922

Investing activities:
Purchases of property and equipment, net	(43,627)	(51,245)	(27,210)
Purchases of marketable securities	—	(220,055)	(103,827)
Maturities of marketable securities	119,918	94,680	1,083
Sale of marketable securities	47,348	30,048	—
Acquisitions, net of cash acquired	(104,353)	(65,405)	(3,950)
Net cash provided by (used in) investing activities	19,286	(211,977)	(133,904)

Financing activities:
Proceeds from issuance of common stock, net	2,775	22,833	300,097
Excess tax benefit from stock-based compensation	3,463	29,348	77,134
Payment of deferred acquisition-related consideration	(950)	—	(2,000)
Payment of credit facility issuance costs	(3,333)	—	—
Payment of deferred public offering costs	—	(903)	(5,730)
Repurchases of outstanding common stock	—	(35,613)	—
Repayment of debt	—	—	(114,000)
Net cash provided by financing activities	1,955	15,665	255,501
Effect of exchange rate changes on cash and cash equivalents	(1,046)	(1,556)	—
Net increase (decrease) in cash and cash equivalents	(87,558)	(40,257)	218,519
Cash and cash equivalents at beginning of period	279,672	319,929	101,410
Cash and cash equivalents at end of period	$192,114	$279,672	$319,929

Supplementary cash flow disclosure:
Cash paid for interest	$—	$—	$1,853
Cash paid (refunded) for income taxes, net	$9,690	$(1,093)	$37,283
Non-cash investing and financing activities:
Conversion of preferred stock to common stock, net	$—	$—	$77,198
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,258	$5,153	$2,474
Reclass of deferred public offering costs to additional paid-in capital	$—	$—	$7,722
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Notes to Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. (GoPro or the Company) makes mountable and wearable cameras, drones and accessories. The Company's products are sold globally through retailers, wholesale distributors and on the Company’s website. The Company's global corporate headquarters are located in San Mateo, California.
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
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the consolidated statements of comprehensive income (loss) have been omitted.
Prior period reclassifications. Reclassifications of certain prior period amounts in the consolidated financial statements have been made to conform to the current period presentation.
Cash equivalents and marketable securities. Cash equivalents primarily consist of investments in money market funds with maturities of three months or less from the date of purchase. Marketable securities consist of commercial paper, U.S. agency securities, and corporate debt securities, and are classified as available-for-sale securities. The Company views these securities as available to support current operations and it has classified all available-for-sale securities as current assets. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included in stockholders' equity. Unrealized losses are charged against other income (expense), net, for declines in fair value below the cost of an individual investment that is deemed to be other than temporary. The Company has not identified any marketable securities as other-than-temporarily impaired for the periods presented. The cost of securities sold is based upon a specific identification method.
Accounts receivable and allowance for doubtful accounts. Accounts receivable are stated at invoice value less estimated allowances for returns and doubtful accounts. Allowances are recorded based on the Company's assessment of various factors, such as: historical experience, credit quality of its customers, age of the accounts receivable balances, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. The allowance for doubtful accounts as of December 31, 2016 and 2015 was $1.3 million and $1.4 million, respectively.
Inventory. Inventory consists of finished goods and component parts, which are purchased directly or from contract manufacturers. Inventory is stated at the lower of cost or market on a first-in, first-out basis. The Company writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and estimated market value. The Company’s assessment of market value is based upon assumptions around market conditions and estimated future demand for its products within a specified time horizon, generally 12 months. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue.
Point of purchase (POP) displays. The Company provides retailers with POP displays, generally free of charge, in order to facilitate the marketing of the Company’s products within retail stores. The POP displays contain a display that broadcasts video images taken by GoPro cameras with product placement available for cameras and accessories. POP display costs, less any fees charged, are capitalized as long-term assets and charged to sales and marketing expense over the expected period of benefit, which generally ranges from 24 to 36 months. Cash outflows and

GoPro, Inc.
Notes to Consolidated Financial Statements

amortization related to POP displays are classified as operating activities in the consolidated statement of cash flows. Amortization was $19.6 million, $16.8 million and $18.0 million in 2016, 2015 and 2014, respectively.
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
Fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. The Company estimates and categorizes the fair value of its financial assets by applying the following hierarchy:

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
Impairment of goodwill and long-lived assets. The Company performs an annual assessment of its goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of its single reporting unit is less than its carrying value. There was no impairment of goodwill for any periods presented. For the annual impairment testing in 2016, the Company performed a quantitative analysis and determined the fair value of its single reporting unit exceeded the carrying value. Other indefinite-lived intangible assets are assessed for impairment at least annually. If their value carrying value exceeds the estimated fair value, the difference is recorded as an impairment. See Note 4 for information regarding impairment charges recorded for indefinite-lived intangible assets.
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. There was no material impairment of long-lived assets for any periods presented.

GoPro, Inc.
Notes to Consolidated Financial Statements

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
Revenue recognition. Revenue is primarily comprised of product revenue, net of returns and sales incentives. The Company derives substantially all of its revenue from the sale of cameras, mounts and accessories and the related implied post contract support (PCS). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For most of the Company's revenue, these criteria are met at the time the product is shipped. For customers who purchase products directly from the Company’s website, revenue is deferred until delivery to the customer's address because the Company retains a portion of the risk of loss on these sales during transit.
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
The Company's camera sales are multiple element arrangements that generally include the following two units of accounting: a) the hardware component (camera and/or accessories) and the embedded firmware essential to the functionality of the camera delivered at the time of sale, and b) the implied right for the customer to receive PCS. PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, email and telephone support. The Company accounts for each element separately and allocates revenue based on its best estimate of the selling price (BESP). The Company's process for determining BESP considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable, including: the level of support provided to customers, estimated costs to provide the Company's support, the amount of time and cost that is allocated to the Company's efforts to develop the undelivered elements, and market trends in the pricing for similar offerings. The Company also offers several mobile and desktop applications at no charge to help users manage, edit, view and share their content. These applications are not essential to the functionality of the camera, therefore, are not accounted as a separate element of the arrangement.
Revenue allocated to the delivered hardware and the related essential software is recognized at the time of sale provided the conditions for recognition of revenue have been met. Revenue allocated to PCS is deferred and recognized on a straight-line basis over the estimated term of the support period, which is estimated to be 15 months based on historical experience. Deferred revenue also includes amounts related to the Company’s GoPro Care and GoPro Plus fee-based service offerings.
Sales incentives. The Company offers sales incentives through various programs, consisting primarily of cooperative advertising and marketing development fund programs. Sales incentives are recorded as a reduction to revenue in the period the incentives are offered to the Company’s customers or the related revenue is recognized, whichever is later. In addition, the Company offers price protection discounts to certain customers when camera device models are released or repriced and the customer has remaining inventory on hand. The Company calculates price protection discounts in the period that the price reduction goes into effect, and they are recorded as a reduction of revenue, based on the evaluation of inventory currently held by the customer subject to price protection.
Shipping costs. Amounts billed to customers for shipping and handling are classified as revenue and the Company's related shipping and handling costs incurred are classified as cost of revenue.
Sales taxes. Sales taxes collected from customers and remitted to respective governmental authorities are recorded as liabilities and not included in revenue.

GoPro, Inc.
Notes to Consolidated Financial Statements

Advertising costs. Advertising costs consist of costs associated with print, television and ecommerce media advertisements and are expensed as incurred. The Company incurs promotional expenses resulting from payments under event, resort and athlete sponsorship contracts. These sponsorship arrangements are considered to be executory contracts and, as such, the costs are expensed as performance under the contract is received. The costs associated with preparation of sponsorship activities, including the supply of GoPro products, media team support, and activation fees are expensed as incurred. Prepayments made under sponsorship agreements are included in prepaid expenses or other long-term assets depending on the period to which the prepayment applies. Advertising costs were $106.0 million, $64.7 million and $47.2 million in 2016, 2015 and 2014, respectively.
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
Foreign currency. The U.S. dollar is the functional currency of the Company's foreign subsidiaries. The Company remeasures monetary assets or liabilities denominated in currencies other than the U.S. dollar using exchange rates prevailing on the balance sheet date, and non-monetary assets and liabilities at historical rates. Foreign currency remeasurement and transaction gains and losses are included in other expense, net and have not been material for any periods presented.
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

GoPro, Inc.
Notes to Consolidated Financial Statements

Recent accounting pronouncements

Standard	Description	Expected date of adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
Revenue from Contracts with Customers Accounting Standards Update (ASU) No. 2014-09, 2016-08, 2016-10 and 2016-12 (Topic 606)
The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires that entities disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Early adoption is permitted, but not earlier than the first quarter of 2017. The retrospective or cumulative effect transition method is permitted.
January 1, 2018
The Company completed an initial analysis of the impact of the standard on its sales contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its sales contracts. The Company does not anticipate a material impact on its consolidated financial statements because the analysis of its contracts under the new standard supports the recognition of most of its revenue at the time product is shipped, consistent with its current revenue policy. Although the Company is continuing to review certain aspects of its policies and practices, it expects that, as a result of the adoption of the new guidance, the timing of recognizing certain sales incentives as a reduction of revenue will generally be earlier than under the existing guidance. The Company expects to utilize the modified retrospective transition method.

Leases ASU No. 2016-02(Topic 842)
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
January 1, 2019
Although the Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures, the Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

Stock Compensation ASU No. 2016-09 (Topic 718)
This standard simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. The new guidance also allows an entity to make a policy election to account for forfeitures as they occur. Early adoption is permitted for an entity in any interim or annual period.
January 1, 2017
The adoption of the standard resulted in a net cumulative-effect adjustment of $16.2 million to decrease accumulated deficit as of January 1, 2017, mostly related to the recognition of previously unrecognized excess tax benefits using the modified retrospective method. The previously unrecognized excess tax effects were recorded as a reduction to tax liabilities or an increase to deferred tax assets, which was fully offset by a valuation allowance. Without the valuation allowance, the Company’s deferred tax assets would have increased by $162.8 million. The Company elected to apply the change in presentation to the statements of cash flows prospectively and elected to account for forfeitures as they occur.

Income Taxes ASU No. 2016-16 (Topic 740)
This standard requires entities to recognize at the transaction date the income tax consequences of intra-entity asset transfers. Previous guidance requires the tax effects from intra-entity asset transfers to be deferred until that asset is sold to a third party or recovered through use. The updated standard is effective in annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted during the first interim period of a fiscal year, and requires a modified retrospective transition method.
		January 1, 2018	The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

GoPro, Inc.
Notes to Consolidated Financial Statements

Intangible - Goodwill and Other ASU No. 2017-04 (Topic 350)
This standard simplifies the accounting for goodwill and removes Step 2 of the annual goodwill impairment test. Upon adoption, goodwill impairment will be determined based on the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017, and requires a prospective transition method.
	January 1, 2020	The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

2. Business Acquisitions
In 2016, the Company completed acquisitions of two privately-held mobile editing application companies for total cash consideration of approximately $104 million. The aggregate allocation of the purchase prices primarily included $17.4 million of identifiable intangible assets, $3.4 million of net deferred tax liabilities and approximately $89 million of residual goodwill. Net tangible assets acquired were not material. In addition to the amounts above, aggregate deferred cash and stock compensation of up to approximately $35 million is payable to certain continuing employees subject to meeting specified future employment conditions. This amount is being recognized as compensation expense over the requisite service periods of up to four years from the respective acquisition dates, including approximately $22 million recognized in 2016.
In 2015, the Company completed several acquisitions qualifying as business combinations for aggregate consideration of $70.2 million, the substantial majority of which was cash consideration. The aggregated allocation of the purchased prices primarily included $32.3 million of identifiable intangible assets, $4.7 million of net deferred tax liabilities and approximately $43.0 million of residual goodwill. Net liabilities assumed were not material.
Goodwill is primarily attributable to expected synergies in the technologies that can be leveraged by the Company in future product offerings related to device and software related offerings. Goodwill is not expected to be deductible for U.S. income tax purposes. The operating results of the acquired companies have been included in the Company's consolidated financial statements for 2016 and 2015 from the date of acquisition.
Actual and pro forma results of operations for these acquisitions have not been presented because they do not have a material impact to the Company's consolidated results of operations, either individually or in aggregate.

GoPro, Inc.
Notes to Consolidated Financial Statements

3. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	December 31, 2016			December 31, 2015
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$18,024	$—	$18,024	$51,059	$—	$51,059
Total cash equivalents	$18,024	$—	$18,024	$51,059	$—	$51,059
Marketable securities:
U.S. agency securities	$—	$8,283	$8,283	$—	$14,451	$14,451
Commercial paper	—	—	—	—	2,197	2,197
Corporate debt securities	—	15,226	15,226	—	165,825	165,825
Municipal securities	—	2,330	2,330	—	11,913	11,913
Total marketable securities	$—	$25,839	$25,839	$—	$194,386	$194,386
(1) Included in “cash and cash equivalents” in the accompanying consolidated balance sheets. Cash balances were $174.1 million and $228.6 million as of December 31, 2016 and December 31, 2015, respectively.
There were no transfers of financial assets between levels for the periods presented.
The remaining contractual maturities of available-for-sale marketable securities are as follows:

	December 31,
(in thousands)	2016	2015
Less than one year	$25,839	$122,199
Greater than one year but less than two years	—	72,187
Total	$25,839	$194,386
At December 31, 2016 and 2015, the amortized cost of the Company's cash equivalents and marketable securities approximated their fair value and there were no material unrealized gains or losses, either individually or in the aggregate.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

4. Consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

	December 31,
(in thousands)	2016	2015
Components	$25,236	$9,476
Finished goods	141,956	178,756
Total inventory	$167,192	$188,232

GoPro, Inc.
Notes to Consolidated Financial Statements

Property and equipment, net

		December 31,
(in thousands)	Useful life (in years)	2016	2015
Leasehold improvements	3–12	$48,103	$40,841
Production, engineering and other equipment	4	46,328	25,174
Tooling	1–2	23,742	19,537
Computers and software	2	18,750	14,581
Furniture and office equipment	3	12,530	11,389
Tradeshow equipment and other	2-5	7,578	4,136
Construction in progress		1,870	4,632
Gross property and equipment		158,901	120,290
Less: Accumulated depreciation and amortization		(82,392)	(50,240)
Property and equipment, net		$76,509	$70,050
Depreciation expense was $32.4 million, $24.8 million and $16.8 million in 2016, 2015 and 2014, respectively. The Company recorded accelerated depreciation charges in connection with plans to vacate certain leased office facilities as disclosed in Note 13.
Intangible assets and goodwill

	December 31, 2016
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$47,001	$(17,086)	$29,915
In-process research and development (IPR&D)	3,615	—	3,615
Total intangible assets	$50,616	$(17,086)	$33,530

	December 31, 2015
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$32,952	$(8,540)	$24,412
IPR&D	6,615	—	6,615
Total intangible assets	$39,567	$(8,540)	$31,027
A summary of the Company’s IPR&D activity during 2016 is as follows:

(in thousands)	Total
Balance at December 31, 2015	$6,615
IPR&D assets acquired	4,460
Technological feasibility achieved	(1,150)
Asset impairment	(6,310)
Balance at December 31, 2016	$3,615
Purchased technology acquired in 2016 had an estimated useful life of four years. The Company recorded impairment charges of $6.3 million to research and development expense for IPR&D assets abandoned in the third and fourth quarters of 2016. As of December 31, 2016, technological feasibility has not been established for the remaining IPR&D assets, which have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.

GoPro, Inc.
Notes to Consolidated Financial Statements

Amortization expense was $9.1 million, $4.2 million and $1.1 million in 2016, 2015 and 2014, respectively. At December 31, 2016, the expected amortization expense of intangible assets for future periods is as follows:

(in thousands)	Total
Year ending December 31,
2017	$8,689
2018	8,297
2019	7,786
2020	4,273
2021	870
$29,915
The carrying amount of goodwill was $146.5 million and $57.1 million as of December 31, 2016 and 2015, respectively. The increase in 2016 was entirely attributable to the acquisitions described above in Note 2. There was no impairment of goodwill for any periods presented.
Other long-term assets

	December 31,
(in thousands)	2016	2015
POP displays	$27,592	$27,989
Long-term deferred tax assets	106	41,936
Income tax receivable	33,425	33,206
Deposits and other	17,206	8,430
Other long-term assets	$78,329	$111,561
Accrued liabilities

	December 31,
(in thousands)	2016	2015
Accrued payables	$91,655	$60,738
Employee related liabilities(1)	42,577	27,535
Accrued sales incentives	40,070	29,298
Warranty liability	11,456	10,400
Customer deposits	4,381	8,877
Income taxes payable	2,756	7,536
Purchase order commitments	4,730	38,477
Other	13,698	9,585
Accrued liabilities	$211,323	$192,446

(1)	See Note 13 for amounts associated with restructuring liabilities.

5. Financing Arrangements
In March 2016, the Company entered into a Credit Agreement ("Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as co-agent, and the lender parties thereto. The Credit Agreement provides for a secured revolving credit facility ("Credit Facility") under which the Company may borrow up to an aggregate of $250 million and the Company and lenders may increase the total commitments

GoPro, Inc.
Notes to Consolidated Financial Statements

under the Credit Facility to up to $300 million, subject to certain conditions. The Credit Facility will terminate, and all outstanding borrowings become due and payable, in March 2021.
The amount that may be borrowed under the Credit Facility is based upon a borrowing base formula with respect to the Company’s inventory and accounts receivable balances. Borrowed funds accrue interest, at the Company’s election, based on an annual rate of (a) London Interbank Offered Rate ("LIBOR") or (b) the administrative agent’s base rate, plus an applicable margin of between 1.50% and 2.00% for LIBOR rate loans, and between 0.50% and 1.00% for base rate loans, depending on the level of utilization of the Credit Facility. The Company is required to pay a commitment fee on the unused portion of the Credit Facility of 0.25% or 0.375% per annum, based on the level of utilization of the Credit Facility. Amounts owing under the Credit Agreement and related credit documents are guaranteed by the Company and its material subsidiaries. The Company and its Cayman and Netherlands subsidiaries have also granted security interests in substantially all of their assets to collateralize these obligations.
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
As of December 31, 2016, the Company may borrow up to approximately $150 million under the Credit Facility and was in compliance with all financial covenants contained in the Credit Agreement. No borrowings have been made from the Credit Facility to date.

6. Stockholders' equity
Initial public offering. In July 2014, the Company completed its IPO in which the Company issued and sold 8.9 million shares of Class A common stock at a public offering price of $24.00 per share and the selling stockholders sold 11.6 million shares of Class A common stock, including 2.7 million shares upon the underwriters' option to purchase additional shares. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The total net proceeds received by the Company from the IPO were $200.8 million after deducting underwriting discounts and commissions.
Follow-on offering. In November 2014, the Company completed a follow-on offering in which the Company issued and sold 1.3 million shares of Class A common stock at a public offering price of $75.00 per share and the selling stockholders sold 10.6 million shares of Class A common stock, including 1.6 million shares upon the underwriters' option to purchase additional shares. The Company did not receive any proceeds from the sale of shares by the selling stockholders. The total net proceeds received by the Company from the follow-on offering were $93.2 million after deducting underwriting discounts and commissions.
Redeemable convertible preferred stock. Prior to the Company's IPO, the Company had 30.5 million of Series A redeemable convertible preferred stock outstanding, which were convertible into shares of Class B common stock at a rate of 1-for-1. Concurrent with the close of the IPO, those outstanding shares were converted into Class B common stock.
Common stock. Following the Company's IPO, the Company had two classes of authorized common stock: Class A common stock with 500 million shares authorized and Class B common stock with 150 million shares authorized. As of December 31, 2016, 104.6 million shares of Class A stock were issued and outstanding and 36.7 million shares of Class B stock were issued and outstanding. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting power and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock is also convertible into Class A common stock on the

GoPro, Inc.
Notes to Consolidated Financial Statements

same basis upon any transfer, whether or not for value, except for “permitted transfers” as defined in the Company’s restated certificate of incorporation. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding. As of December 31, 2016, the Class B stock continued to represent greater than 10% of the overall outstanding shares.
The Company had the following shares of common stock reserved for issuance upon the exercise of equity instruments as of December 31, 2016:

(in thousands)	December 31, 2016
Stock options outstanding	12,379
Restricted stock units outstanding	7,970
Common stock available for future grants	20,685
Total common stock shares reserved for issuance	41,034
Stock repurchase program. The stock repurchase program authorized by the Company’s board of directors in September 2015 to repurchase up to $300 million of the Company's Class A common stock expired on September 30, 2016 and has not been renewed. The repurchase program did not obligate the Company to acquire any specific number of shares. Under the program, the Company repurchased approximately 1.5 million shares of its common stock at an average price of $23.05 per share, for an aggregate purchase price of approximately $35.6 million. The Company holds the repurchased shares as treasury stock.
CEO stock contributions. In the first half of 2015, the CEO contributed an aggregate 5.2 million common stock to the Company without consideration per the terms of a Contribution Agreement dated December 28, 2011, and amended on May 11, 2015.  Under the original Contribution Agreement, the CEO agreed to contribute back to the Company from time-to-time the same number of shares of common stock as are issued to a certain Company employee upon the exercise of certain stock options held by such employee.  Pursuant to this agreement, the CEO contributed back to the Company 0.5 million shares of Class B common stock from January 2015 through April 2015.  In May 2015, the CEO contributed back to the Company 4.7 million shares of Class B common stock pursuant to the amended agreement, representing all of the then remaining shares subject to the contribution obligations. All of the shares contributed by the CEO were retired during the year.

7. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). In 2014, the Company terminated the authority to grant new awards under the 2010 Plan and no new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan.
The 2014 Plan serves as the successor to the 2010 Plan and provides for the granting of incentive and nonqualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs), stock appreciation rights, stock bonus awards and performance awards to qualified employees, non-employee directors and consultants. Options granted under the 2014 Plan generally expire within 10 years from the date of grant and generally vest over four years and are exercisable for shares of the Company's Class A stock. Options with performance or market-based conditions are generally subject to a required service period along with the performance or market condition. RSUs granted under the 2014 Plan generally vest annually over a four year period based upon continued service and are settled at vesting in shares of the Company's Class A common stock.
The ESPP allows eligible employees to purchase shares of the Company's Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market values of the stock as of the first date or the ending

GoPro, Inc.
Notes to Consolidated Financial Statements

date of each six-month offering period. The 2014 Plan and the ESPP also provides for automatic annual increases in the number of shares reserved for future issuance.
Employee retirement plan. The Company has a defined contribution retirement plan covering U.S. and other international full-time employees that provides for voluntary employee contributions from 1% to 86% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company matches 100% of each employee’s contributions up to a maximum of 4% of the employee's eligible compensation. The Company's matching contributions to the plan were $7.2 million, $5.5 million and $2.7 million in 2016, 2015 and 2014, respectively.
Stock options
A summary of the Company’s stock option activity in 2016 is as follows:

	Options outstanding
	Shares (in thousands)	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2015:	13,081	$11.82	6.70	$108,846
Granted	2,573	11.27
Exercised	(1,733)	2.05
Forfeited/Cancelled	(1,542)	19.07
Outstanding at December 31, 2016:	12,379	$12.17	5.97	$32,772

Vested and expected to vest at December 31, 2016	12,245	$12.12	5.95	$32,772
Exercisable at December 31, 2016	8,952	$10.37	5.36	$32,771
The weighted average grant date fair value of all options granted and assumed were $4.84, $18.40 and $11.51 per share in 2016, 2015 and 2014, respectively. The total fair value of all options vested was $27.2 million, $26.9 million and $16.0 million in 2016, 2015 and 2014, respectively. The aggregate intrinsic value of the stock options outstanding as of December 31, 2016 represented the value of the Company's closing stock price on the last trading day of the year in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity in 2016 and 2015 is as follows:

	Shares (in thousands)	Weighted- average grant date fair value
Non-vested shares at December 31, 2014	4,307	$21.98
Granted	2,170	44.00
Vested	(1,735)	19.84
Forfeited	(104)	63.47
Non-vested shares at December 31, 2015	4,638	32.15
Granted	7,354	12.10
Vested	(2,075)	23.87
Forfeited	(1,947)	22.85
Non-vested shares at December 31, 2016	7,970	$18.08

GoPro, Inc.
Notes to Consolidated Financial Statements

In June 2014, the Company granted an award of 4.5 million RSUs covering shares of the Company's Class B common stock to the Company's CEO (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to both a market-based vesting condition and a three-year service-based vesting condition. The market-based condition was achieved in January 2015. Stock-based compensation expense related to the CEO RSUs was $6.4 million, $29.4 million and $38.3 million for 2016, 2015 and 2014, respectively.
Employee stock purchase plan In 2016 and 2015, the Company issued 668,107 and 436,924 shares under its ESPP at weighted average prices of $9.15 and $26.88, respectively. The weighted-average fair value of each right to purchase shares of the Company's Class A common stock granted under the ESPP was $3.99, $15.76 and $7.16 in 2016, 2015 and 2014, respectively.
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
The fair value of stock options granted was estimated as of the grant date using the following assumptions:

Year ended December 31,
	2016	2015	2014
Volatility	44%–45%	43%–54%	54%–56%
Expected term (years)	5.2–6.1	5.5–7.0	5.3–6.3
Risk-free interest rate	1.2%–2.0%	1.6%–2.0%	1.7%–2.0%
Dividend yield	—%	—%	—%
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year ended December 31,
	2016	2015	2014
Volatility	43%–54%	39%–45%	45.5%
Expected term (years)	0.5	0.5	0.6
Risk-free interest rate	0.4%–0.5%	0.1%–0.2%	0.1%
Dividend yield	—%	—%	—%
During 2014, the Company used a Monte Carlo valuation model to calculate the fair value of the CEO RSUs subject to a market condition based on the following assumptions: expected term of 10 years, expected volatility of 50.9%, risk-free interest rate of 2.69%, and a grant date fair value of $18.40 for the underlying shares.
Stock-based compensation expense. The following table summarizes stock-based compensation included in the consolidated statements of operations:

	Year ended December 31,
(in thousands)	2016	2015	2014
Cost of revenue	$1,616	$1,492	$835
Research and development	31,365	18,024	11,640
Sales and marketing	13,883	13,762	10,428
General and administrative	22,663	47,402	48,496
Total stock-based compensation expense	$69,527	$80,680	$71,399

GoPro, Inc.
Notes to Consolidated Financial Statements

The income tax benefit related to stock-based compensation expense was zero, $28.0 million and $19.5 million for 2016, 2015 and 2014, respectively. There is no current year tax benefit due to a full valuation allowance on U.S. net deferred tax assets (see Note 9 below).
At December 31, 2016, total unearned stock-based compensation of $116.3 million related to stock options, RSUs and ESPP shares is expected to be recognized over a weighted average period of 2.6 years.

8. Net income (loss) per share
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
The following table presents the calculations of basic and diluted net income (loss) per share:

	Year ended December 31,
(in thousands, except per share data)	2016	2015	2014

Numerator:
Allocation of net income (loss)	$(419,003)	$36,131	$128,088
Less: net income allocable to participating securities	—	—	16,512
Net income (loss) attributable to common stockholders—basic	(419,003)	36,131	111,576
Add: net income allocable to dilutive participating securities	—	—	2,277
Net income (loss) attributable to common stockholders—diluted	$(419,003)	$36,131	$113,853

Denominator:
Weighted-average common shares—basic for Class A and Class B common stock	139,425	134,595	104,453
Stock options, RSU's and ESPP shares	—	11,891	19,177
Weighted-average common shares—diluted for Class A and Class B common stock	139,425	146,486	123,630

Net income (loss) per share attributable to common stockholders:
Basic	$(3.01)	$0.27	$1.07
Diluted	$(3.01)	$0.25	$0.92

GoPro, Inc.
Notes to Consolidated Financial Statements

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
(in thousands)	2016	2015	2014
Stock options, RSUs and ESPP shares	21,000	2,681	15,921

9. Income taxes
Income before income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2016	2015	2014
Domestic	$(200,595)	$13,562	$114,937
Foreign	(174,579)	39,023	66,038
	$(375,174)	$52,585	$180,975
Income tax expense consisted of the following:

	Year ended December 31,
(in thousands)	2016	2015	2014
Current:
Federal	$(2,925)	$18,548	$55,846
State	(356)	3,007	6,075
Foreign	8,542	6,539	8,219
Total current	5,261	28,094	70,140
Deferred:
Federal	37,573	(11,211)	(13,551)
State	4,436	(204)	(3,369)
Foreign	(3,441)	(225)	(333)
Total deferred	38,568	(11,640)	(17,253)
Income tax expense	$43,829	$16,454	$52,887
As of December 31, 2016, $3.3 million of earnings had been indefinitely reinvested outside the U.S., primarily in active non-U.S. business operations. We do not intend to repatriate these earnings to fund U.S. operations and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings.

GoPro, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2016		2015		2014
(in thousands, except percentage)	$	%	$	%	$	%
Reconciliation to statutory rate:
Tax at federal statutory rate	$(131,311)	(35.0)%	$18,405	35.0%	$63,341	35.0%
Change in valuation allowance	101,878	27.2	8,555	16.3	—	—
Impact of foreign operations	84,491	22.5	6,434	12.2	(13,305)	(7.4)
Stock-based compensation	15,718	4.2	2,390	4.5	8,050	4.4
State taxes, net of federal benefit	(14,195)	(3.8)	1,454	2.8	4,911	2.7
Tax credits	(12,992)	(3.5)	(21,891)	(41.6)	(10,616)	(5.9)
Other	240	0.1	1,107	2.1	506	0.4
Income tax provision at effective tax rate	$43,829	11.7%	$16,454	31.3%	$52,887	29.2%
The lower effective tax rates of 2016 compared to 2015 resulted from a significant benefit on pre-tax book losses, offset by the establishment of a valuation allowance on all U.S. federal and state net deferred tax assets and by income taxes paid at lower rates in profitable foreign jurisdictions (primarily wholly owned subsidiaries in Europe). The provision for income taxes in each period has differed from the tax computed at U.S. federal statutory tax rates due to change in valuation allowance, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, states taxes, federal research and development tax credits, and other adjustments.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$30,193	$339
Tax credit carryforwards	22,341	9,372
Stock-based compensation	26,656	19,096
Allowance for returns	6,336	8,812
Accruals and reserves	26,587	20,398
Total deferred tax assets	112,113	58,017
Valuation allowance	(110,433)	(8,555)
Total deferred tax assets, net of valuation allowance	1,680	49,462
Deferred tax liabilities:
Depreciation and amortization	(1,714)	(6,937)
Intangible assets	(2,540)	(2,904)
Total deferred tax liabilities	(4,254)	(9,841)
Net deferred tax assets (liabilities)	$(2,574)	$39,621
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, the Company believes it is not more likely that not that the U.S. deferred tax assets will be realized. Accordingly, a full valuation allowance is established against U.S. deferred tax assets. The foreign deferred tax assets in each jurisdiction are minimal and are supported by taxable income or in the case of acquired

GoPro, Inc.
Notes to Consolidated Financial Statements

companies, by the future reversal of deferred tax liabilities. It is more likely than not that the Company's foreign deferred tax assets will be realized and thus, no valuation allowance is required on foreign deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward. The Company's valuation allowance increased by $101.9 million to $110.4 million as of December 31, 2016, primarily due to the establishment of a full valuation allowance on all U.S. federal and state deferred tax assets. As of December 31, 2015, the Company had established a valuation allowance of $8.6 million for state research tax credits.
As of December 31, 2016, the Company’s federal, California and other state net operating loss carryforwards for income tax purposes were $467.2 million, $201.5 million and $207.3 million, respectively and federal and California state tax credit carryforwards were $32.5 million and $27.9 million, respectively. If not utilized, federal loss, federal credit and California loss carryforwards will begin to expire from 2030 to 2036, while other state loss carryforwards will begin to expire from 2019 to 2036. California tax credits may be carried forward indefinitely.
Under the provisions of §382 of the Internal Revenue Code, a change of control may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards that can be used to reduce future tax liabilities. Of the Company’s total $467.2 million federal and state net operating loss carryforwards, approximately $8 million was from one of our 2016 acquisitions. These acquired tax attributes are subject to an annual limitation of $1.7 million per year for federal purposes and will begin to expire in the year 2034, if not utilized.
Uncertain income tax positions. The Company had gross unrecognized tax benefits of $56.9 million, $36.3 million and $16.6 million, as of December 31, 2016, 2015 and 2014, respectively. For fiscal 2016, 2015 and 2014, total unrecognized income tax benefits in an amount of $24.1 million, $31.0 million and $16.6 million, respectively, if recognized, would reduce income tax expense after considering the impact of the change in valuation allowance in the U.S. A material portion of our gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances.
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
A reconciliation of the beginning and ending amount of the unrecognized income tax benefits are as follows:

	December 31,
(in thousands)	2016	2015	2014
Gross balance at January 1	$36,273	$16,558	$9,898
Gross increase related to current year tax positions	20,594	19,948	6,401
Gross increase related to prior year tax positions	130	108	259
Gross decrease related to prior year tax positions	(88)	(341)	—
	$56,909	$36,273	$16,558
The Company’s policy is to account for interest and penalties related to income tax liabilities within the provision for income taxes. The balances of accrued interest and penalties recorded in the balance sheets and provision for income taxes were not material for any period presented.
The Company files income tax returns in the U.S. and non-U.S. jurisdictions. The Company is subject to federal, state and foreign income tax examinations for calendar tax years ending 2012 through 2015. The tax authorities could choose to audit the tax years beyond the statute of limitation period due to tax attribute carryforwards from prior years, making adjustments only to carryforward attributes. The Company is currently under examination by the

GoPro, Inc.
Notes to Consolidated Financial Statements

Internal Revenue Service for the 2012 through 2015 tax years. At this time, the Company is not able to estimate the potential impact that the examination may have on income tax expense. If the examination is resolved unfavorably, there is a possibility it may have a material negative impact on the Company's results of operations.
10. Related party transactions
The Company incurs costs for Company-related chartered aircraft fees for the use of the CEO’s private plane. The Company recorded expense of $0.5 million, $0.7 million and $0.6 million in 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, the Company had accounts payable associated with these aircraft fees of zero and $0.1 million, respectively.
In 2013, the Company entered into a three-year agreement, which was amended in July 2016 to continue through the end of 2016, with a company affiliated with the son of one of the members of the Company's board of directors to acquire certain naming rights to a kart racing facility. As consideration for these naming rights, the Company paid $0.6 million over the three year period. As of December 31, 2016, the Company has recorded cumulative expense of $0.6 million, and has also provided 100 GoPro cameras at no cost each year. As of December 31, 2016 and 2015, the Company had no accounts payable associated with this agreement.
In 2016, the Company obtained services from a vendor whose CEO is also one of the members of the Company's board of directors. The Company recorded expense of $0.4 million in 2016. As of December 31, 2016, the Company had accounts payable associated with this vendor of $0.3 million.
The Company has agreements for certain contract manufacturing and engineering services with a vendor affiliated with one of the Company's investors. The Company made payments of zero, $0.2 million and $12.2 million to this vendor in 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, the Company had no accounts payable associated with this vendor.
In June 2014, the CEO purchased seven automobiles from the Company for a total purchase price of $0.3 million, which was equal to the deemed fair value of the automobiles purchased. There have been no additional purchases in 2016 and 2015.
In the second quarter of 2013, the Company loaned one of its executive officers $0.2 million pursuant to a demand payment loan that did not bear interest, which was fully repaid in March, 2014.
See Notes 6 and 7 above for information regarding CEO RSUs and Class B common stock contributed by the CEO back to the Company.

11. Commitments, contingencies and guarantees
The Company enters into multi-year agreements to lease facilities, purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; and various other contractual commitments.
In May 2016, the Company entered into a 3.5 year agreement with Red Bull GmbH (Red Bull) that includes content production, distribution and cross-promotion. As part of the agreement, the Company issued unregistered restricted shares of its Class A common stock to Red Bull with a fair value of approximately $7 million, which is being expensed ratably over one-year as a component of sales and marketing expense. Over the term of the agreement, Red Bull will also receive cash consideration, which is included in the other contractual commitments section of the table below.

GoPro, Inc.
Notes to Consolidated Financial Statements

The following table summarizes the Company's total undiscounted future expected obligations under multi-year agreements with terms longer than one year:

(in thousands)	Total	2017	2018	2019	2020	2021	Thereafter
Operating leases(1)	$139,511	$16,972	$20,345	$13,896	$17,157	$16,770	$54,371
Sponsorship commitments(2)	14,500	7,449	4,134	2,917	—	—	—
Other contractual commitments(3)	39,189	11,744	14,723	12,722	—	—	—
Total contractual cash obligations	$193,200	$36,165	$39,202	$29,535	$17,157	$16,770	$54,371

(1)	The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.

(2)	The Company enters into multi-year sponsorship agreements with event organizers, resorts and athletes as part of its marketing efforts.

(3)
The Company enters into other contractual commitments, including the multi-year agreement with Red Bull, as well as software licenses related to the Company's financial and IT systems which require payments over several years.

In 2016, the Company entered into sub-lease agreements for its office facilities that decreased the Company’s total future minimum lease payments by sub-lease rentals of approximately $6 million, which approximates the corresponding remaining lease rentals.
Rent expense was $19.8 million, $12.2 million and $7.3 million for 2016, 2015 and 2014, respectively.
Product warranty
The following table summarizes the warranty liability activity:

	Year ended December 31,
(in thousands)	2016	2015	2014
Beginning balances	$10,856	$6,405	$3,870
Charged to cost of revenue	19,272	25,377	10,268
Settlements of warranty claims	(18,183)	(20,926)	(7,733)
Ending balances	$11,945	$10,856	$6,405
At December 31, 2016, $11.5 million of the warranty liability was recorded as an element of accrued liabilities and $0.5 million was recorded as an element of other long-term liabilities.
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
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of December 31, 2016, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

GoPro, Inc.
Notes to Consolidated Financial Statements

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
Customers who represented 10% or more of the Company's net accounts receivable balance were as follows:

	December 31,
(in thousands)	2016	2015
Customer A	15%	*
Customer B	27%	40%
Customer C	*	18%
* Less than 10% of total accounts receivable for the period indicated
The following table summarizes the Company's accounts receivables sold, without recourse, and factoring fees paid:

	Year ended December 31,
(in thousands)	2016	2015	2014
Accounts receivable sold	$167,769	$194,223	$250,437
Factoring fees	1,266	1,566	2,148
Customers who represented 10% or more of the Company's total revenue were as follows:

	Year ended December 31,
	2016	2015	2014
Customer A	17%	14%	20%
Customer B	11%	12%	*
* Less than 10% of total revenue for the period indicated
Supplier concentration. The Company relies on third parties for the supply and manufacture of its products, some of which are sole-source suppliers. The Company's management believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all. The Company also relies on third parties with whom it outsources supply chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics.
Geographic information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Year ended December 31,
(in thousands)	2016	2015	2014
Americas	$619,784	$868,772	$890,352
EMEA	366,352	535,260	371,197
APAC	199,345	215,939	132,656
Total revenue	$1,185,481	$1,619,971	$1,394,205

GoPro, Inc.
Notes to Consolidated Financial Statements

Revenue in the United States, which is included in the Americas geographic region, was $554.9 million, $769.2 million and $796.0 million for 2016, 2015 and 2014, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of December 31, 2016 and 2015 long-lived assets, which represent gross property and equipment, located outside the United States, primarily in Hong Kong and China, were $76.6 million and $47.6 million, respectively.

13. Restructuring charges and other exit costs
First quarter 2016 restructuring. On January 12, 2016, the Company approved a restructuring that provided for a reduction in the Company’s global workforce of approximately 7%. The Company incurred aggregate restructuring expenses of $6.5 million in the first quarter of 2016, which primarily included cash-based severance costs. The plan was substantially completed as of March 31, 2016 and all costs have been paid.
Fourth quarter 2016 restructuring
On November 29, 2016, the Company approved a restructuring to reduce future operating expenses and achieve its goal of returning to profitability. The restructuring provided for a reduction of the Company's global workforce of approximately 15%, the closure of the Company’s entertainment group to concentrate on its core business, and the consolidation of certain leased office facilities. The Company estimates that it will incur total aggregate charges of approximately $40 million for the restructuring. The Company expects actions associated with the restructuring will be substantially completed in the first half of 2017.
Restructuring charges of approximately $36.6 million were recorded in the fourth quarter of 2016, which was comprised of the following:

(in thousands)	Amount
Employee severance pay and related costs(1)	$18,893
Non-cash acceleration of stock-based compensation expense(1)	15,566
Non-cancelable leases, accelerated depreciation and other charges	2,122
Total restructuring charges	$36,581

(1)	Includes total charges of $11.4 million (including $8.8 million for accelerated equity awards) associated with the departure of the Company's former President.
The following table provides a summary of the Company's restructuring activities in the fourth quarter of 2016 and the related liabilities recorded in accrued liabilities on the consolidated balance sheet. The Company expects to pay out its restructuring liability for severance in the first half of 2017.

(in thousands)	Severance	Other	Total
Restructuring liability as of October 1, 2016	$—	$—	$—
Restructuring charges	18,893	879	19,772
Cash paid	(8,440)	—	(8,440)
Non-cash settlements	(793)	—	(793)
Restructuring liability as of December 31, 2016	$9,660	$879	$10,539

GoPro, Inc.
Notes to Consolidated Financial Statements

Restructuring charges
The following table summarizes total 2016 restructuring charges in the consolidated statements of operations:

(in thousands)	Amount
Cost of revenue	$497
Research and development	17,197
Sales and marketing	12,064
General and administrative	13,331
Total restructuring charges	$43,089
Other exit costs. In addition to the restructuring actions above, in the second and third quarters of 2016, the Company committed to plans to vacate and sublet certain leased office facilities. Changes in estimated useful life of associated leasehold improvements and office equipment are expected to result in accelerated depreciation expense of approximately $10 million, including $6.0 million recorded in 2016 and $4.0 million ratably over an estimated remaining period of 8 months.

Schedule II
GoPro, Inc.
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2016, 2015 and 2014

(in thousands)	Balance at Beginning of Year	Charges to Revenue	Charges to Expense	Deductions/Write-offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2016	$1,400	$—	$40	$(159)	$1,281
Year ended December 31, 2015	1,250	—	682	(532)	1,400
Year ended December 31, 2014	520	—	970	(240)	1,250
Allowance for sales returns:
Year ended December 31, 2016	$26,280	$35,136	$(41,378)	$—	$20,038
Year ended December 31, 2015	25,747	48,182	(47,649)	—	26,280
Year ended December 31, 2014	14,352	39,011	(27,616)	—	25,747
Valuation allowance for deferred tax assets:
Year ended December 31, 2016	$8,555	$—	$101,878	$—	$110,433
Year ended December 31, 2015	—	—	8,555	—	8,555

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 11. Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

Item 14. Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2017 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2016.

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

GoPro, Inc.
(Registrant)

Dated:	February 16, 2017	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Nicholas Woodman and Brian McGee, and each of them, as his true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

By:	/s/ Nicholas Woodman	Chief Executive Officer and Chairman	February 16, 2017
	Nicholas Woodman	(Principal Executive Officer)

By:	/s/ Brian McGee	Chief Financial Officer	February 16, 2017
	Brian McGee	(Principal Financial and Accounting Officer)

By:	/s/ Anthony Bates	Director	February 16, 2017
Anthony Bates

By:	/s/ Michael Marks	Director	February 16, 2017
Michael Marks

By:	/s/ Peter Gotcher	Director	February 16, 2017
Peter Gotcher

By:	/s/ Edward Gilhuly	Director	February 16, 2017
Edward Gilhuly

By:	/s/ Kenneth Goldman	Director	February 16, 2017
Kenneth Goldman

By:	/s/ Alexander Lurie	Director	February 16, 2017
Alexander Lurie

By:	/s/ Lauren Zalaznick	Director	February 16, 2017
Lauren Zalaznick

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Restated Certificate of Incorporation of the Registrant.	S-1	333-200038	3.01	November 10, 2014
3.02	Amended and Restated Bylaws of the Registrant.	S-1	333-200038	3.02	November 10, 2014
4.01	Form of Registrant’s Class A common stock certificate.	S-1	333-196083	4.01	May 19, 2014
4.02	Investors’ Rights Agreement, dated as of February 26, 2011, by and among the Registrant and certain investors, as amended.	S-1	333-196083	4.02	May 19, 2014
10.01*	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-196083	10.01	May 19, 2014
10.02*	Form of Change in Control Severance Agreement.	S-1	333-196083	10.09	May 19, 2014
10.03*	2010 Equity Incentive Plan, as amended, and form of stock option agreement and restricted stock unit agreement.	S-1	333-196083	10.02	May 19, 2014
10.04*	2014 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-36514	10.03	July 29, 2016
10.05*	2014 Employee Stock Purchase Plan and forms thereunder.	S-1/A	333-196083	10.04	June 11, 2014
10.06*	Employment Letter to Nicholas Woodman from the Registrant, dated June 2, 2014.	S-1/A	333-196083	10.16	June 11, 2014
10.07*	Offer Letter to Jack Lazar from the Registrant, dated January 17, 2014.	S-1	333-196083	10.07	May 19, 2014
10.08*	Amended and Restated Change in Control Severance Agreement dated June 8, 2014, by and between Jack Lazar and the Registrant.	S-1/A	333-196083	10.01	June 11, 2014
10.09*	Offer Letter to Sharon Zezima from the Registrant, dated August 23, 2013.	S-1	333-196083	10.08	May 19, 2014
10.10*	Amended and Restated Offer Letter to Anthony Bates from the Registrant, effective as of October 23, 2014.	S-1	333-200038	10.16	November 10, 2014
10.11*	Separation Agreement and Release of Claims dated December 15, 2016 by and between Anthony Bates and the Registrant.	8-K	001-36514	10.01	December 20, 2016
10.12*	Offer Letter to Brian McGee from the Registrant, dated September 3, 2015.					X
10.13*	Offer Letter to Charles Prober from Registrant, dated May 28, 2014.					X
10.14	Office Lease Agreement, dated as of November 1, 2011, by and between Locon San Mateo, LLC and the Registrant, as amended, and other leases for the Registrant’s headquarters.	S-1	333-196083	10.12	May 19, 2014
10.15	Eighth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated February 24, 2016.					X
10.16	Ninth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated August 3, 2016.					X
10.17	Credit Agreement by and among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A. dated March 25, 2016.	10-Q	001-36514	10.17	May 6, 2016
21.01	List of Subsidiaries.					X

23.01	Consent of Independent Registered Public Accounting Firm.	X
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).	X
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.	X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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