Form 10-Q
period 2017-03-31
GoPro, Inc.
filed 2017-04-28
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of March 31, 2017, 107,035,182 and 36,749,103 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$74,877	$192,114
Marketable securities	—	25,839
Accounts receivable, net	55,293	164,553
Inventory	207,735	167,192
Prepaid expenses and other current assets	46,241	38,115
Total current assets	384,146	587,813
Property and equipment, net	73,118	76,509
Intangible assets, net	31,142	33,530
Goodwill	146,459	146,459
Other long-term assets	79,831	78,329
Total assets	$714,696	$922,640

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$129,733	$205,028
Accrued liabilities	170,297	211,323
Deferred revenue	13,884	14,388
Total current liabilities	313,914	430,739
Long-term taxes payable	19,693	26,386
Other long-term liabilities	15,638	18,570
Total liabilities	349,245	475,695

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 107,035 and 104,647 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 36,749 and 36,712 shares issued and outstanding, respectively	771,475	757,226
Treasury stock, at cost, 1,545 and 1,545 shares, respectively	(35,613)	(35,613)
Accumulated deficit	(370,411)	(274,668)
Total stockholders’ equity	365,451	446,945
Total liabilities and stockholders’ equity	$714,696	$922,640
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended
(in thousands, except per share data)	March 31, 2017	March 31, 2016
Revenue	$218,614	$183,536
Cost of revenue	150,048	123,822
Gross profit	68,566	59,714
Operating expenses:
Research and development	66,166	76,979
Sales and marketing	67,856	79,449
General and administrative	22,759	24,721
Total operating expenses	156,781	181,149
Operating loss	(88,215)	(121,435)
Other expense, net	(653)	(307)
Loss before income taxes	(88,868)	(121,742)
Income tax expense (benefit)	22,282	(14,283)
Net loss	$(111,150)	$(107,459)

Net loss per share:
Basic	$(0.78)	$(0.78)
Diluted	$(0.78)	$(0.78)

Shares used to compute net loss per share:
Basic	142,899	137,543
Diluted	142,899	137,543
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Operating activities:
Net loss	$(111,150)	$(107,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,693	8,322
Stock-based compensation	13,125	15,731
Excess tax benefit from stock-based compensation (1)	—	(690)
Deferred income taxes	(2,050)	(10,328)
Non-cash restructuring charges	966	—
Other	1,630	765
Changes in operating assets and liabilities:
Accounts receivable, net	109,588	99,368
Inventory	(40,543)	48,496
Prepaid expenses and other assets	(14,936)	(4,574)
Accounts payable and other liabilities	(105,524)	(84,001)
Deferred revenue	(737)	1,105
Net cash used in operating activities	(137,938)	(33,265)

Investing activities:
Purchases of property and equipment, net	(5,166)	(8,219)
Maturities of marketable securities	14,160	52,023
Sale of marketable securities	11,623	2,206
Acquisitions, net of cash acquired	—	(45,040)
Net cash provided by investing activities	20,617	970

Financing activities:
Proceeds from issuance of common stock	6,038	4,645
Taxes paid related to net share settlement of equity awards	(6,283)	(542)
Excess tax benefit from stock-based compensation (1)	—	690
Payment of deferred acquisition-related consideration	(75)	(356)
Payment of credit facility issuance costs	—	(3,085)
Net cash provided by (used in) financing activities	(320)	1,352
Effect of exchange rate changes on cash and cash equivalents	404	(12)
Net decrease in cash and cash equivalents	(117,237)	(30,955)
Cash and cash equivalents at beginning of period	192,114	279,672
Cash and cash equivalents at end of period	$74,877	$248,717
(1) Effective January 1, 2017, the Company adopted an accounting standard, which addresses among other items, updates to the presentation and treatment of excess tax benefits related to stock based compensation. See "Recent Accounting Standards" in Note 1 below.

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
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The Company's fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30, and September 30. The condensed consolidated financial statements reflect all adjustments (which are normal and recurring in nature) that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected for the full fiscal year or any other future period. The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2016. There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report.
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

Recent accounting standards

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters
Standards that were adopted
Stock Compensation Accounting Standards Update (ASU) No. 2016-09 (Topic 718)
This standard simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. The new guidance also allows an entity to make a policy election to account for forfeitures as they occur.
January 1, 2017
Adoption of the standard resulted in the recognition of previously unrecognized excess tax benefits using the modified retrospective method. The Company recorded an increase to U.S. deferred tax assets of $179 million which was recorded directly against accumulated deficit. The increased deferred tax asset allowed for an offset against long-term income tax payable of $16 million. A full valuation allowance was provided on the remaining U.S. deferred tax asset of $163 million, which was also recorded against accumulated deficit. The net impact to equity was a decrease in the accumulated deficit of approximately $16 million. The Company elected to apply the change in presentation to the statements of cash flows prospectively and elected to account for forfeitures as they occur.

Standards not yet adopted
Revenue from Contracts with Customers ASU No. 2014-09, 2016-08, 2016-10 and 2016-12 (Topic 606)
The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires that entities disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Early adoption is permitted, but not earlier than the first quarter of 2017. The retrospective or cumulative effect transition method is permitted.
January 1, 2018
The Company completed an initial analysis of the impact of the standard on its sales contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its sales contracts. The Company's analysis of its contracts under the new standard supports the recognition of most of its revenue at the time product is shipped, consistent with its current revenue policy. Although the Company is continuing to review certain aspects of its policies and practices, it expects that, as a result of the adoption of the new guidance, the timing of recognizing certain sales incentives as a reduction of revenue will generally be earlier than under the existing guidance. (For full year 2016, the Company recognized approximately $42 million as a reduction to revenue for such sales incentives.) The Company expects to utilize the modified retrospective transition method.

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

Income Taxes ASU No. 2016-16 (Topic 740)
This standard requires entities to recognize the income tax consequences of intra-entity asset transfers when they occur. This removes the exception to postpone recognition until the asset has been sold to an outside party. The updated standard is effective in annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted during the first interim period of a fiscal year, and requires

		January 1, 2018	The Company is evaluating the impact that the adoption of this standard will have on its consolidated financial statements and related disclosures.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these additional accounting pronouncements has had or will have a material impact on its financial statements.

2. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	March 31, 2017	December 31, 2016
Components	$26,388	$25,236
Finished goods	181,347	141,956
Total inventory	$207,735	$167,192
Property and equipment, net

(in thousands)	March 31, 2017	December 31, 2016
Leasehold improvements	$48,534	$48,103
Production, engineering and other equipment	46,781	46,328
Tooling	25,119	23,742
Computers and software	19,699	18,750
Furniture and office equipment	12,587	12,530
Tradeshow equipment and other	7,578	7,578
Construction in progress	5,133	1,870
Gross property and equipment	165,431	158,901
Less: Accumulated depreciation and amortization	(92,313)	(82,392)
Property and equipment, net	$73,118	$76,509
Intangible assets

	March 31, 2017
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$47,001	$(19,374)	$27,627
In-process research and development (IPR&D)	3,515	—	3,515
Total intangible assets	$50,516	$(19,374)	$31,142

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

	December 31, 2016
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$47,001	$(17,086)	$29,915
IPR&D	3,615	—	3,615
Total intangible assets	$50,616	$(17,086)	$33,530
As of March 31, 2017, technological feasibility has not been established for the remaining IPR&D assets, which have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.
Amortization expense was $2.3 million and $1.5 million in the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, expected amortization expense of intangible assets for future periods is as follows:

(in thousands)	Total
Year ending December 31,
2017 (remaining 9 months)	$6,401
2018	8,297
2019	7,786
2020	4,273
2021	870
$27,627
Accrued liabilities

(in thousands)	March 31, 2017	December 31, 2016
Accrued payables	$64,729	$91,655
Employee related liabilities (1)	22,437	42,577
Accrued sales incentives	25,250	40,070
Warranty liability	11,132	11,456
Customer deposits	5,938	4,381
Income taxes payable	21,745	2,756
Purchase order commitments	5,218	4,730
Other	13,848	13,698
Accrued liabilities	$170,297	$211,323

(1)	See Note 10 for amounts associated with restructuring liabilities.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

3. Financing Arrangements
In March 2016, the Company entered into a Credit Agreement ("Credit Agreement") with JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo, as co-agent, and the lender parties thereto. The Credit Agreement provides for a secured revolving credit facility ("Credit Facility") under which the Company may borrow up to an aggregate of $250 million and the Company and lenders may increase the total commitments under the Credit Facility to up to $300 million, subject to certain conditions. The Credit Facility will terminate, and all outstanding borrowings become due and payable, in March 2021.
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
At March 31, 2017 and December 31, 2016, the Company may borrow up to approximately $82 million and $150 million, respectively, under the Credit Facility and was in compliance with all financial covenants contained in the Credit Agreement. No borrowings have been made from the Credit Facility to date.
Convertible Notes
On April 12, 2017, the Company issued $175 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 in a private offering to qualified institutional buyers. See Note 11 for further information.
4. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within 10 years from the date of grant and generally vest over one to four years depended on the vesting conditions. Restricted stock units (RSUs) granted under the 2014 Plan generally vest over a two to four-year period based upon continued service and are settled at vesting in shares of the Company's Class A common stock. The ESPP allows eligible employees to purchase shares of the Company's Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. For additional information regarding the Company's equity incentive plans, please refer to the audited financial statements contained in its 2016 Annual Report.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Stock options
A summary of the Company’s stock option activity in the three months ended March 31, 2017 is as follows:

	Options outstanding
	Shares (in thousands)	Weighted- average exercise price	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016:	12,379	$12.17	$32,772
Granted	1,506	9.42
Exercised	(704)	1.44
Forfeited/Cancelled	(992)	18.24
Outstanding at March 31, 2017:	12,189	$11.96	$27,591

Exercisable at March 31, 2017	8,772	$11.34	$27,585
The aggregate intrinsic value of the stock options outstanding as of March 31, 2017 represents the value of the Company's closing stock price on March 31, 2017 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of RSU activity in the three months ended March 31, 2017 is as follows:

	Shares (in thousands)	Weighted- average grant date fair value
Non-vested shares at December 31, 2016	7,970	$18.08
Granted	3,526	9.39
Vested	(1,796)	13.81
Forfeited	(1,370)	18.42
Non-vested shares at March 31, 2017	8,330	15.26
In June 2014, the Company granted an award of 4.5 million RSUs covering shares of the Company's Class B common stock to the Company's CEO (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to both a market-based vesting condition and a three-year service-based vesting condition. The market-based condition was achieved in January 2015. Stock-based compensation expense related to the CEO RSUs was $0.5 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively.
Employee stock purchase plan. In the three months ended March 31, 2017 and 2016, the Company issued 625,811 and 431,673 shares under its ESPP at weighted average prices of $8.02 and $8.76, respectively.
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options granted and ESPP issuances is estimated using the Black-Scholes option pricing model. The fair value of RSUs is determined using the Company's closing stock price on the date of grant. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its 2016 Annual Report.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table summarizes stock-based compensation included in the condensed consolidated statements of operations:

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Cost of revenue	$495	$357
Research and development	5,682	6,010
Sales and marketing	2,691	3,204
General and administrative	4,257	6,160
Total stock-based compensation expense	$13,125	$15,731
The income tax benefit related to stock-based compensation expense was zero and $2.0 million for the three months ended March 31, 2017 and 2016, respectively. There was no income tax benefit in the three months ended March 31, 2017 due to a full valuation allowance on the Company's U.S. net deferred tax assets (see Note 6 below).
At March 31, 2017, total unearned stock-based compensation of $122.9 million related to stock options, RSUs and ESPP shares is expected to be recognized over a weighted average period of 2.3 years.

5. Net loss per share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding, including all potentially dilutive common shares.
The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding. Class A common stock is not convertible into Class B common stock. The computation of the diluted net loss per share of Class A common stock assumes the conversion of Class B common stock.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table presents the calculations of basic and diluted net loss per share:

	Three months ended
(in thousands, except per share data)	March 31, 2017	March 31, 2016

Numerator:
Net loss	$(111,150)	$(107,459)

Denominator:
Weighted-average common shares—basic for Class A and Class B common stock	142,899	137,543
Effect of dilutive stock options, RSUs and ESPP shares	—	—
Weighted-average common shares—diluted for Class A and Class B common stock	142,899	137,543

Net loss per share:
Basic	$(0.78)	$(0.78)
Diluted	$(0.78)	$(0.78)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Stock options, RSUs, and ESPP shares	20,720	18,880

6. Income taxes
The Company’s income tax expense and the resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective period, including losses generated in countries where we are projecting annual losses for which a deferred tax asset is not anticipated to be recognized. In the fourth quarter of 2016, we recorded a full valuation allowance against our net U.S. deferred tax assets, and for the foreseeable future anticipate providing a valuation allowance against any additional deferred tax assets until such time it is more likely than not the benefit of these deferred tax assets may be recognized.
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate, adjusted for the effect of discrete items arising in that quarter. The Company also includes jurisdictions with a projected loss for the year (or year-to-date loss) where the Company cannot or does not expect to recognize a tax benefit from its estimated annual effective tax rate. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Income tax expense (benefit)	$22,282	$(14,283)
Effective tax rate	(25.1)%	11.7%

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The Company recorded an income tax provision of $22.3 million for the three months ended March 31, 2017 on a pre-tax net loss of $88.9 million, which resulted in a negative effective tax rate of 25.1%. The Company’s income tax provision in the three months ended March 31, 2017 was principally composed of tax expenses incurred on pre-tax income in profitable foreign jurisdictions. While the Company incurred pre-tax losses in the United States and certain lower-rate jurisdictions, the Company does not expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against its U.S. deferred tax assets. The effective tax rate of 11.7% for the three months ended March 31, 2016 resulted from the Company providing a net tax benefit on pre-tax losses in the United States, which was offset by income taxes at lower rates in profitable foreign jurisdictions (primarily related to the Company's wholly owned subsidiaries in Europe). Future changes in the forecast annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.
The Company is currently under examination by the Internal Revenue Service for the 2012 through 2015 tax years and is not able to estimate the potential impact that the examination may have on income tax expense. If the examination is resolved unfavorably, there is a possibility it may have a material negative impact on the Company's results of operations. At March 31, 2017 and December 31, 2016, the Company’s gross unrecognized tax benefits were $70.6 million and $56.9 million, respectively. If recognized, $16.6 million of these unrecognized tax benefits (net of U.S. federal benefit) at March 31, 2017 would be recorded as a reduction of future income tax provision. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions and tax positions based on the Company’s interpretation of certain U.S. trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the completion of examinations by the U.S. or foreign taxing authorities and the expiration of statute of limitations on the Company's tax returns. Although the completion, settlement and closure of any audits is uncertain, it is reasonably possible that the total amount of unrecognized tax benefits will materially increase within the next 12 months. However, given the number of years remaining that are subject to examination, the range of the reasonably possible change cannot be estimated reliably.
7. Related party transactions
The Company incurs costs for Company-related chartered aircraft fees for the use of the CEO’s private plane. The Company recorded expense of zero and $0.3 million in the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company had no accounts payable associated with these aircraft fees.
The Company obtained services from a vendor whose CEO is also one of the members of the Company's board of directors. The Company recorded expense of zero and $0.1 million in the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, the Company had accounts payable associated with this vendor of zero and $0.3 million, respectively.
See Note 4 above for information regarding CEO RSUs.

8. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027. As of December 31, 2016, the Company’s total future minimum lease payments under noncancelable operating leases were $139.5 million. There have been no material changes to the Company's lease commitments during the first quarter of 2017. Rent expense was $5.2 million and $5.4 million for the three months ended March 31, 2017 and 2016, respectively.
Other Commitments. In the ordinary course of business, the Company also enters into multi-year agreements to purchase sponsorships with event organizers, resorts, and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; and various other contractual commitments. As of December 31, 2016, the Company's total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $53.7 million. During the three months ended March 31, 2017, the Company terminated

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

a contract with a software license vendor that resulted in a reduction to the Company's future expected obligations of $4.5 million, including $3.0 million for the remainder of 2017 and $1.5 million for 2018. There were no other material changes during the first quarter of 2017.
Product warranty
The following table summarizes the warranty liability activity:

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Beginning balances	$11,945	$10,856
Charged to cost of revenue	1,428	2,670
Settlements of warranty claims	(1,931)	(5,515)
Ending balances	$11,442	$8,011
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
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of March 31, 2017, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
9. Concentrations of risk and geographic information
Customer concentration. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's management believes that credit risk for accounts receivable is mitigated by the Company's credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within management’s expectations.
Customers who represented 10% or more of the Company's net accounts receivable balance were as follows:

	March 31, 2017	December 31, 2016
Customer A	20%	15%
Customer C	15%	*
Customer B	14%	27%
The following table summarizes the Company's accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Accounts receivable sold	$37,388	$20,653
Factoring fees	313	142

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Customers who represented 10% or more of the Company's total revenue were as follows:

	Three months ended
	March 31, 2017	March 31, 2016
Customer A	16%	15%
Customer B	*	13%
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
Geographic information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Americas	$95,707	$85,305
Europe, Middle East and Africa ("EMEA")	67,863	60,278
Asia and Pacific ("APAC")	55,044	37,953
Total revenue	$218,614	$183,536
Revenue in the United States, which is included in the Americas geographic region, was $86.8 million and $73.6 million for the three months ended March 31, 2017 and 2016, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of March 31, 2017 and December 31, 2016 long-lived assets, which represent gross property and equipment, located outside the United States, primarily in Hong Kong and China, were $79.4 million and $76.6 million, respectively.

10. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended
(in thousands)	March 31, 2017	March 31, 2016
Cost of revenue	$393	$364
Research and development	5,679	2,655
Sales and marketing	5,242	2,678
General and administrative	1,141	811
Total restructuring charges	$12,455	$6,508

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

First quarter 2017 restructuring
On March 15, 2017, the Company approved a restructuring to further reduce future operating expenses and better align resources around its long-term business strategy. The restructuring provided for a reduction of employee headcount and open positions, eliminating a total of approximately 270 positions, as well as the consolidation of certain leased office facilities. In the first quarter of 2017, the Company recorded restructuring charges of $9.1 million, including $8.5 million related to severance and $0.7 million related to accelerated depreciation. The actions associated with the restructuring are expected to be substantially completed in the third quarter of 2017.
The following table provides a summary of the Company's restructuring activities for the first quarter of 2017 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2016	$—	$—	$—
Restructuring charges	8,477	—	8,477
Cash paid	(3,625)	—	(3,625)
Non-cash settlements	—	—	—
Restructuring liability as of March 31, 2017	$4,852	$—	$4,852
The Company expects to complete the pay out of its restructuring liability for severance during the second quarter of 2017.
Fourth quarter 2016 restructuring
On November 29, 2016, the Company approved a restructuring to reduce future operating expenses and achieve its goal of returning to profitability. The restructuring provided for a reduction of the Company's global workforce of approximately 15%, the closure of the Company’s entertainment group to concentrate on its core business and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring, the Company has recorded cumulative charges of $39.8 million, including $3.3 million in the three months ended March 31, 2017. The restructuring was largely completed by the end of the first quarter of 2017.
The following table provides a summary of the Company's restructuring activities for the first quarter of 2017 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2016	$9,660	$879	$10,539
Restructuring charges	2,184	827	3,011
Cash paid	(9,756)	(360)	(10,116)
Non-cash settlements	—	—	—
Restructuring liability as of March 31, 2017	$2,088	$1,346	$3,434
First quarter 2016 restructuring
On January 12, 2016, the Company approved a restructuring that provided for a reduction in the Company’s global workforce of approximately 7%. The Company incurred aggregate restructuring expenses of $6.5 million in the first quarter of 2016, which primarily included cash-based severance costs. The plan was completed as of March 31, 2016 and all costs have been paid. No charges were recorded in periods after March 31, 2016.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

11. Subsequent events
On April 12, 2017, the Company issued $175 million aggregate principal amount of 3.50% Convertible Senior Notes ("Notes") due 2022 in a private placement to initial purchasers for initial resale to qualified institutional buyers. The Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 94.0071 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. The Company will pay interest on the Notes semi-annually in arrears on April 15 and October 15 of each year with interest payments beginning on October 15, 2017. Proceeds received from the issuance of the Notes will be allocated between a liability component (current and long-term debt) and an equity component (additional paid-in capital), within the consolidated balance sheet for the second quarter of 2017. The fair value of the liability component will be measured using rates determined for similar debt instruments without a conversion feature.
In connection with the offering, the Company entered into a prepaid forward stock repurchase transaction ("Prepaid Forward") with a financial institution ("Forward Counterparty"). Pursuant to the Prepaid Forward, the Company used approximately $78 million of the net proceeds from the offering of the Notes to pay the prepayment amount of the Prepaid Forward and the initial aggregate number of the Company’s Class A common stock underlying the Prepaid Forward is approximately 9.2 million shares (based on the closing sale price of the Company’s Class A common stock on NASDAQ on April 6, 2017). The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward will be treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but will remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company.

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

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the first quarter of 2017 to 2016.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Material changes, outside our ordinary course of business, to our contractual obligations, off-balance sheet arrangements and indemnifications from December 31, 2016.

•	Non-GAAP Financial Measures. A presentation of results reconciling GAAP to non-GAAP adjusted measures.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q of GoPro, Inc. (“GoPro” or “we” or “the Company”). Our MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use such words as “expect," “anticipate," “believe," "may," "will," "estimate," "continue," "intend," "target," "goal," "plan," or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2016 and in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Forward-looking statements include new product offering plans, research and development plans, marketing plans, plans for international expansion, plans to reduce operating expense and drive profitability, and projections of results of operations, and any discussion of the trends and other factors that drive our business and future results in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the discussion appearing thereunder in "Looking Ahead to 2017," and other sections of this Quarterly Report on Form 10-Q including but not limited to Item 1A Risk Factors. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.
Overview
GoPro, Inc. is enabling the way people capture and share their lives from a perspective only achieved with a GoPro. Helping our consumers capture and share experiences is at the core of our business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and enjoy engaging personal content. We sell our products globally through retailers, wholesale distributors and on our website.
In Fall 2016, we launched our cloud connected HERO5 cameras, which began shipping in September 2016, and a new ecosystem of mountable, wearable and voice activated accessories. We offer many professional-grade features within our good-better-best product camera offering of HERO Session, HERO5 Session and HERO5 Black. Our HERO5 cameras feature voice control and can automatically upload photos and videos to GoPro Plus, a cloud-based storage solution that enables subscribers to easily access, edit and share content. Our Quik editing applications (offered to all consumers at no charge) enable users to quickly produce high-quality videos that are fun to create and easy to share across multiple platforms. Our Karma drone was re-launched and available for sale domestically in February 2017 and distribution in international markets began at the end of March 2017.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

(units and dollars in thousands, except per share amounts)	Q1 2017	Q1 2016	Change
Revenue	$218,614	$183,536	19%
Camera units shipped(1)	738	701	5%
Gross margin (2)	31.4%	32.5%
Operating expenses	$156,781	$181,149	(13%)
Net loss	$(111,150)	$(107,459)	3%
Diluted net loss per share	$(0.78)	$(0.78)	—%
Cash used in operations	$(137,938)	$(33,265)	315%

Other financial information:
Adjusted EBITDA(3)	$(45,669)	$(86,771)	(47)%
Non-GAAP net loss (4)	$(62,783)	$(86,740)	(28)%
Non-GAAP loss per share	$(0.44)	$(0.63)	(30)%
(1) Represents the number of camera units that are shipped during a reporting period, including camera units that are shipped with drones, net of any returns. Camera units shipped does not include drones, mounts or accessories.
(2) One basis point (bps) is equal to 1/100th of 1%
(3) We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, POP display amortization, stock-based compensation, impairment charges and restructuring costs.
(4) We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring costs and income tax adjustments. Acquisition-related costs include amortization and impairment write-downs (if applicable) of acquired intangible assets, as well as third-party transaction costs for legal and other professional services.
Reconciliations of non-GAAP adjusted measures to the most directly comparable measures are presented under "Non-GAAP Financial Measures" below.
First quarter 2017 and recent highlights
First quarter 2017 revenue of $218.6 million increased 19% year-over-year due to increased unit volumes for cameras, strong accessory revenue and the re-launch of our Karma drone in February 2017. We shipped 738,000 camera units in the first quarter, which included 129,000 units of previously discontinued cameras that were written down in prior periods. First quarter 2017 gross margin of 31.4% reflected fixed costs that were absorbed over lower units in our seasonally lighter first quarter, as well as lower margins on Karma. The margin benefit from shipping previously discontinued cameras was offset by charges related to a price reduction for the HERO Session camera in the second quarter of 2017 as well as other product-related costs. Total first quarter 2017 operating expenses of $156.8 million declined $24.4 million year-over-year, reflecting the restructuring actions and other cost-savings initiatives that we began implementing in 2016, including our decision in late November to close the entertainment group. First quarter 2017 GAAP net loss of $111.2 million, or $0.78 loss per share, included an income tax provision of $22.3 million, reflecting a full valuation allowance on U.S. deferred tax assets and taxable income in profitable foreign jurisdictions. See "Results of Operations" below.
We used cash in operations of $137.9 million in the first quarter of 2017 and ended the quarter with cash and investments of $74.9 million, down 66% from December 31, 2016. At March 31, 2017, we had approximately $82 million of borrowing availability through the credit facility that we entered into in March 2016. No borrowings against this credit facility have been made to date.
On April 12, 2017, we completed the sale of $175 million of five-year convertible notes in a private offering to qualified institutional buyers and simultaneously used proceeds of approximately $78.0 million to buyback 9.2 million shares of our common stock through a prepaid forward stock repurchase transaction. Through the offering, we strengthened our liquidity position by adding approximately $92 million of cash to our consolidated balance sheet. See "Liquidity and Financial Resources" below.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2017, we had 1,327 employees, down 14% from 1,552 at the end of 2016 and down 23% since the end of the third quarter of 2016.
Looking ahead
We expect our revenue to increase sequentially in the second quarter of 2017 and increase compared to the second quarter of 2016. Average selling price in 2017 is expected to increase as compared to 2016. Gross margin will fluctuate in future periods based on product, distributor and geographical mix and volume. As a result of our restructuring actions and other cost saving initiatives, we expect total operating expenses for the second quarter of 2017 and full year 2017 to be lower than the comparable periods in 2016, on both a GAAP and non-GAAP basis.
Our business outlook for the second quarter of 2017 and full year 2017 includes, where applicable, our current expectations for revenue, gross margin, operating expenses, income tax expense (benefit), adjusted EBITDA and weighted-average shares. We publish our business outlook in our quarterly earnings release. Our business outlook and any updates thereto are publicly available on our investor relations website, http://investor.gopro.com. Our business outlook is not incorporated by reference in this Quarterly Report on Form 10-Q.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below.  While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred material operating losses in 2016 and in the first quarter of 2017 and our future success will depend in part upon our ability to manage our operating expenses effectively. We believe the recent restructuring actions we have taken will significantly reduce our operating expenses in 2017, while also providing a flatter, more efficient global organization that will allow for improved communication and alignment among our functional teams. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.
Investing in research and development and making the smartphone central to the GoPro experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, drones, mobile applications, and other new products and services. We plan to build upon our integrated storytelling solution in future periods, with the smartphone playing an even more central role in the GoPro experience. Our investments, including marketing and advertising expenses, may not successfully drive increased sales of our products and our users may not adopt our new offerings. If we fail to innovate and enhance our integrated storytelling solution, our brand, market position and revenue will be adversely affected. Further, we have incurred substantial research and development expenses and if our efforts are not successful, we will not recover the value of these investments.
Marketing the improved GoPro experience to our extended community. We intend to continue investing resources in our marketing, advertising and brand management efforts. Historically, our growth has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. Our future growth depends on continuing to reach, expand and re-engage with this core demographic as well as grow it, and also to continue expanding our user base to include a broader group of consumers. We believe that consumers in many markets are not familiar with our brand and products and believe there is a significant opportunity for GoPro to expand awareness through a range of advertising and promotional programs and campaigns, including social media. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
Growing our total addressable international market. We believe that international markets represent a significant growth opportunity for GoPro. Revenue from outside the United States comprised 60% of total revenue in the first quarter of 2017 and 53% of total revenue in full year 2016. While the total market for digital cameras has declined in recent periods as smartphone and tablet camera quality has increased, we continue to believe our consumers’ differentiated use of GoPro cameras, our integrated storytelling solution and our powerful brand helps insulate our

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

business from many of the negative trends facing this category. However, we expect the markets in which we conduct our business will remain highly competitive. We plan to increase our presence globally through the active promotion of our brand, the creation and cultivation of regional strategic and marketing partnerships, the introduction of localized products in international markets with region specific marketing, and an investment focus on the biggest opportunities in Europe and the Asia-Pacific region.
Expanding the GoPro experience to advanced users. Our growth also depends on expanding our total addressable market with new capture perspectives, including aerial and spherical, which are resource-intensive initiatives in highly competitive markets. We have no prior experience in the consumer drone market and expect to face significant competition from incumbent companies promoting their own drones and related products. We plan a limited commercial release of our new spherical camera, Fusion, by the end of 2017. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas.
Seasonality.  Historically, we have experienced the highest levels of revenue in the fourth quarter of the year, coinciding with the holiday shopping season, particularly in the United States and Europe. Timely and effective product introductions and forecasting, whether just prior to the holiday season or otherwise, are critical to our operations and financial performance.

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented and each of the periods presented as a percentage of revenue:

	Three Months Ended March 31,
(dollars in thousands)	2017		2016
Revenue	$218,614	100%	$183,536	100%
Cost of revenue	150,048	69	123,822	67
Gross profit	68,566	31	59,714	33
Operating expenses:
Research and development	66,166	30	76,979	42
Sales and marketing	67,856	31	79,449	43
General and administrative	22,759	11	24,721	14
Total operating expenses	156,781	72	181,149	99
Operating loss	(88,215)	(41)	(121,435)	(66)
Other expense, net	(653)	—	(307)	—
Loss before income taxes	(88,868)	(41)	(121,742)	(66)
Income tax expense (benefit)	22,282	10	(14,283)	(8)
Net loss	$(111,150)	(51)%	$(107,459)	(58)%

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue

	Three Months Ended March 31,
(in thousands)	2017	2016	% Change
Camera units shipped	738	701	5%

Direct channel	$114,765	$83,889	37%
Percentage of revenue	52%	46%
Distribution channel	$103,849	$99,647	4%
Percentage of revenue	48%	54%
Total revenue	$218,614	$183,536	19%

Americas	$95,707	$85,305	12%
Percentage of revenue	44%	46%
EMEA	$67,863	$60,278	13%
Percentage of revenue	31%	33%
APAC	$55,044	$37,953	45%
Percentage of revenue	25%	21%
Total revenue	$218,614	$183,536	19%
The year-over-year increase in revenue during the first quarter of 2017 compared to 2016 was primarily driven by shipments of our new HERO5 cameras, which were released in September 2016, strong accessory revenue and the re-launch of our Karma drone in February 2017. Camera units shipped in the first quarter of 2017 included HERO5 Black cameras bundled with our Karma drones and approximately 129,000 units of previously discontinued cameras that were written down in prior periods. The year-over-year increase in direct channel revenue benefited from Karma, HERO5 Black and accessories. Revenue, in absolute dollars, increased year-over-year across all reported geographies.
Estimated global unit sell-thru exceeded global unit sell-in for the first quarter of 2017. We estimate that global channel inventory declined approximately 13% sequentially, with HERO5 Black channel units down nearly 30% from the end of the fourth quarter of 2016. Excluding shipments of previously discontinued cameras which were shipped late in the first quarter of 2017, we estimate channel inventory would have been down over 20% sequentially.
Based on retail price points, our $399 and above cameras accounted for more than 60% of both units shipped and revenue recognized in the first quarter of 2017 with the HERO5 Black being our top-selling camera. The average selling price of camera units shipped, defined as total revenue divided by camera unit shipments, increased approximately 13% year-over-year and 25% sequentially due to changes in sales mix that were driven by a reduction in lower price products, the introduction of Karma and our Karma Grip accessory, HERO5 Black and a higher proportion of accessory revenue during the first quarter of 2017.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Cost of revenue and gross margin

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	% Change
Cost of revenue	$147,925	$122,879	20%
Stock-based compensation	495	357	39%
Acquisition-related costs	1,235	222	456%
Restructuring costs	393	364	8%
Total cost of revenue	$150,048	$123,822	21%
Gross margin	31.4%	32.5%	(110) bps
Gross margin of 31.4% in the first quarter of 2017 decreased from 32.5% in the first quarter of 2016, or 110 bps. Gross margin in 2017 reflected an approximate 640 bps year-over-year increase in average cost per unit shipped, which was primarily attributable to the enhanced functionality and improved capability of our new HERO5 cameras when compared with prior generation offerings, as well as lower margins on Karma drone sales compared to camera sales. In addition, gross margin for the first quarter of 2017, as compared to the first quarter of 2016, benefited by approximately 380 bps from the sale of previously written off discontinued cameras described above and by approximately 140 bps for net changes in other product-related costs (which also included charges of 120 bps for HERO Session in the first quarter of 2017).
Research and development

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	% Change
Research and development	$53,669	$67,029	(20)%
Stock-based compensation	5,682	6,010	(5)%
Acquisition-related costs	1,136	1,285	(12)%
Restructuring costs	5,679	2,655	114%
Total research and development expenses	$66,166	$76,979	(14)%
Percentage of revenue	30.3%	41.9%
The year-over-year decrease of $10.8 million, or 14%, in research and development expense in the first quarter of 2017 compared to 2016 reflected decreases in consulting and outside professional service costs of $10.2 million. Cash-based personnel-related costs (excluding restructuring costs) were approximately flat year-over-year. See "Restructuring costs" below for information regarding restructuring charges recorded in 2017 and 2016. Overall, the year-over-year decline in research and development reflected the significant investments we made during 2016 to develop of our next generation cameras, build an aerial capture system, develop new accessories and build out our software capabilities.
Sales and marketing

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	% Change
Sales and marketing	$59,923	$73,545	(19)%
Stock-based compensation	2,691	3,204	(16)%
Acquisition-related costs	—	22	N/A
Restructuring costs	5,242	2,678	96%
Total sales and marketing expenses	$67,856	$79,449	(15)%
Percentage of revenue	31.0%	43.3%

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The year-over-year decrease of $11.6 million, or 15%, in total sales and marketing expenses in the first quarter of 2017 compared to 2016 was primarily attributable to decreases in advertising and promotional activity costs of $7.2 million associated with corporate branding campaigns and decreases in cash-based personnel-related costs of $3.8 million (excluding restructuring costs), driven by a 26% reduction in global sales and marketing headcount as a result of our restructuring actions, which included the closure of our entertainment group in the fourth quarter of 2016. See "Restructuring costs" below for information regarding restructuring charges recorded in 2017 and 2016.
General and administrative

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	% Change
General and administrative	$17,384	$16,881	3%
Stock-based compensation	4,257	6,160	(31)%
Acquisition-related costs	(23)	869	(103)%
Restructuring costs	1,141	811	41%
Total general and administrative expenses	$22,759	$24,721	(8)%
Percentage of revenue	10.4%	13.5%
The year-over-year decrease of $2.0 million in total general and administrative expenses in the first quarter of 2017 compared to 2016 was primarily attributable to decreases in stock-based compensation of $1.9 million due to the timing of expense recognition attributable to the CEO RSUs (see Note 4 to the Notes to Condensed Consolidated Financial Statements above). Cash-based personnel-related costs (excluding restructuring costs) were approximately flat year-over-year.
Restructuring costs
First quarter 2017 restructuring plan. On March 15, 2017, we approved a restructuring plan to further reduce future operating expenses and further align resources around our long-term business strategy. The restructuring provided for a reduction of our global workforce as well as the consolidation of certain leased office facilities. In the first quarter of 2017, we recorded restructuring charges of $9.1 million related to our first quarter 2017 restructuring plan, which consisted of $8.5 million for severance and related costs and $0.7 million for accelerated depreciation. We estimate additional restructuring charges under this plan of approximately $3 million will be recognized in the second and third quarters of 2017, primarily related to accelerated depreciation for facilities consolidation.
Fourth quarter 2016 restructuring plan. On November 29, 2016, we approved a plan to restructure our business to reduce operating expenses and work toward achieving our goal of returning to non-GAAP profitability for 2017. The fourth quarter 2016 restructuring plan included a reduction in our global workforce of approximately 15%, the closure of our entertainment group and the consolidation of certain leased office facilities. Associated with this plan, we recorded cumulative restructuring charges of $39.8 million, of which $3.3 million was recognized in the first quarter of 2017. We anticipate that any additional charges related to this restructuring will be immaterial.
First quarter 2016 restructuring plan. On January 12, 2016, we approved a restructuring plan that provided for a reduction in our global workforce of approximately 7%. We incurred aggregate restructuring charges of $6.5 million in the first quarter of 2016, which primarily included cash-based severance costs. We completed this plan at the end of the first quarter of 2016 and all costs have been paid.
See Note 10 to the Notes to Condensed Consolidated Financial Statements above.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Income taxes

	Three Months Ended March 31,
(dollars in thousands)	2017	2016	% Change
Income tax expense (benefit)	$22,282	$(14,283)	(256)%
Effective tax rate	(25.1)%	11.7%
We recorded an income tax provision of $22.3 million for the first quarter of 2017 on a pre-tax net loss of $88.9 million, which resulted in a negative effective tax rate of 25.1%. Our income tax provision in the first quarter of 2017 was principally composed of tax expenses incurred on pre-tax income in profitable foreign jurisdictions. While we incurred pre-tax losses in the United States and certain lower-rate jurisdictions, we do not expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against our U.S. deferred tax assets (see Note 6 to the Notes to Condensed Consolidated Financial Statements above). The effective tax rate of 11.7% for the three months ended March 31, 2016 resulted from providing a net tax benefit on pre-tax losses in the United States, which was offset by income taxes at lower rates in profitable foreign jurisdictions (primarily related to our wholly owned subsidiaries in Europe).
Future changes in our forecast annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The following table presents selected financial information as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$74,877	$192,114
Marketable securities	—	25,839
Total cash and investments	$74,877	$217,953
Percentage of total assets	10%	24%
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
As of March 31, 2017, our cash of $74.9 million was down $143.1 million or 65.6%, compared to $218.0 million at December 31, 2016. The decrease was primarily due to a net operating loss during the period, coupled with cash payments for accounts payable, other liabilities primarily for inventory, bonus and severance obligations, partially offset by collections of accounts receivable, resulting in net cash used in operations of $137.9 million. As of March 31, 2017, $51.1 million of cash was held by our foreign subsidiaries.
Convertible Notes
On April 12, 2017, we issued $175 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 in a private placement to initial purchasers for initial resale to qualified institutional buyers. The Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at our election, at an initial conversion rate of 94.0071 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. We will pay interest on the Notes semi-annually in arrears on April 15 and October 15 of each year with interest payments beginning on October 15, 2017. Proceeds received from the issuance of the Notes will be allocated between a liability component (current and long-term debt) and an equity component (additional paid-in capital), within the consolidated balance sheet for the second quarter of 2017. The fair value of the liability component will be measured using rates determined for similar debt instruments without a conversion feature.
In connection with the offering, we entered into a prepaid forward stock repurchase transaction with a financial institution. Pursuant to the Prepaid Forward, we used approximately $78 million of the net proceeds from the offering of the Notes to pay the prepayment amount of the Prepaid Forward and the initial aggregate number of our Class A common stock underlying the Prepaid Forward is approximately 9.2 million shares (based on the NASDAQ closing sale price of our Class A common stock on April 6, 2017). The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the us the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward will be treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but will remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. We intend to use the remaining net proceeds from the offering of approximately $92 million for general corporate purposes.
Liquidity
We believe, based on our most current projections, that our cash and cash equivalents balance, including the net proceeds from our Convertible Notes offering, along with the anticipated savings from our recent restructuring actions, any future actions and available borrowings under our credit facility will be sufficient to meet our working capital needs, capital expenditures, outstanding commitments and other liquidity requirements for at least the next 12 months:

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

•
We expect that operating expenses will constitute a material use of our cash balances. We intend to continue to manage our operating expenses in line with our existing cash and available financial resources. We believe the restructuring actions and other cost saving initiatives we have taken will enable us to significantly reduce our operating expenses in 2017 compared to 2016.

•
We expect to spend significantly less on capital expenditures in 2017 than in 2016. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the timing of new product introductions, market acceptance of our products, and overall economic conditions.

•
In March 2016, we entered into a credit agreement with a syndicate of banks that provides for a secured revolving credit facility under which we could borrow up to an aggregate of $250 million. As of March 31, 2017, we could borrow up to approximately $82 million under the credit facility, based upon a borrowing base formula with respect to our inventory and accounts receivable balances. Our credit facility terminates in March 2021. (See Note 3 to the Notes to Condensed Consolidated Financial Statements above for additional information.)

•
We have completed acquisitions in the past and we may evaluate additional possible acquisitions of, or strategic investments in, businesses, products and technologies that are complementary to our business, which may require the use of cash.

•	We used part of the net proceeds from the convertible debt offering to pay for the prepaid forward and intend to use the remaining proceeds from the offering for general corporate purposes.
In the future, we may require additional funding to respond to business opportunities, challenges or unforeseen circumstances. If we are unable to obtain adequate financing under our credit facility, or other sources, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2017	2016	% Change
Net cash provided by (used in):
Operating activities	$(137,938)	$(33,265)	315%
Investing activities	$20,617	$970	2,025%
Financing activities	$(320)	$1,352	(124)%
Cash flows from operating activities. Cash used by operating activities of $137.9 million in first quarter of 2017 was attributable to an adjusted net loss of $85.8 million (net loss adjusted for non-cash expenses of $25.4 million) as well as net cash outflow of $52.2 million from changes in operating assets and liabilities. Cash outflow related to operating assets and liabilities consisted of decreases in accounts payable and other liabilities of $105.5 million due to payment of 2016 year-end liabilities, higher inventory of $40.5 million (reflecting increased procurement activity in the first quarter of 2017), partially offset by net collections in accounts receivable of $109.6 million (reflecting seasonally lower sales). The increase in cash used by operating activities of $104.7 million in the first quarter of 2017 compared to 2016 was primarily due to an $89.0 million increase in inventory and a $21.5 million decrease in accounts payable and other liabilities.
Cash flows from investing activities. Our primary investing activities normally consist of maturities and sales of marketable securities, business acquisitions, and purchases of property and equipment. Cash provided by investing activities was $20.6 million in 2017 resulting from net maturities and sales of marketable securities of $25.8 million to be used in operations offset by $5.2 million for purchases of property and equipment, net. Cash provided by investing activities was $1.0 million in the first quarter of 2016 resulting from net maturities and sales of marketable securities of $54.2 million, offset by $45.0 million in net cash used for acquisitions and $8.2 million for net purchases of property and equipment.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from financing activities. Our primary financing activities consisted of issuances of equity securities under our common stock plans. Cash used by financing activities was $0.3 million in the first quarter of 2017 resulting from $6.3 million proceeds used in net settlements in RSUs offset by $6.0 million cash received from stock purchases made through our ESPP and employee stock option exercises. Cash used by financing activities was $1.4 million in the first quarter of 2016 resulting primarily from $4.6 million in net proceeds received from stock purchases made through our ESPP and employee stock option exercises, as well as $0.7 million of excess tax benefit related to stock-based compensation, partially offset by payments of $3.1 million for costs incurred to secure our credit facility.
Contractual Commitments
Contractual obligations. See Note 8 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for discussion of our facility leases and other contractual commitments.
In addition, as of March 31, 2017, we recorded accrued liabilities for certain purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts. (See Accrued Liabilities in Note 2 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.)
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

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the first quarter of 2017 from those disclosed in our 2016 Annual Report.

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
The following tables present a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net loss	$(111,150)	$(107,459)
Income tax expense (benefit)	22,282	(14,283)
Interest (income) expense, net	761	(334)
Depreciation and amortization	11,693	8,323
POP display amortization	5,165	4,743
Stock-based compensation	13,125	15,731
Restructuring costs	12,455	6,508
Adjusted EBITDA	$(45,669)	$(86,771)
The following tables present a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three Months Ended March 31,
(in thousands)	2017	2016
Net loss	$(111,150)	$(107,459)
Stock-based compensation	13,125	15,731
Acquisition-related costs	2,348	2,398
Restructuring costs	12,455	6,508
Income tax adjustments (1)	20,439	(3,918)
Non-GAAP net loss	$(62,783)	$(86,740)
Non-GAAP diluted loss per share	$(0.44)	$(0.63)
(1) Beginning in the first quarter of 2017, we implemented a cash-based non-GAAP expense approach (based upon expected annual cash payments for income taxes) for evaluating operating performance as well as for planning and forecasting purposes. This non-GAAP approach eliminates the effects of period specific items, which can vary in size and frequency and does not necessarily reflect the company's long-term operations. Historically, the company computed a non-GAAP tax rate based on non-GAAP pre-tax income on a quarterly basis, which considered the income tax effects of the adjustments above.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s market risk during the first quarter of 2017. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2016 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2017. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended March 31, 2017, which were identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On November 16, 2016, a purported shareholder class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and Mr. Woodman, our Chairman and CEO (“Defendants”).  The complaint purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 4, 2016.  The complaint purports to allege that Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages, fees and costs.  On February 6, 2017, the court appointed lead plaintiff and lead counsel. On March 14, 2017, the lead plaintiff filed an amended complaint against the Company and certain of its officers (“GoPro Defendants”) on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 8, 2016.  On April 13, 2017, the GoPro Defendants filed a motion to dismiss the amended complaint.  The motion is currently set for hearing in June 2017.
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

Item 1A. Risk Factors
The risks described in "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016,and as supplemented below, could materially and adversely affect our business, financial condition and results of operations. We do not believe any of the updates below constitute material changes from the risk factors previously disclosed in our 2016 Annual Report. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
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
In addition, we incurred substantial operating losses of $88.2 million and $121.4 million for the first quarters of 2017 and 2016, respectively. We also incurred a substantial operating loss of $373 million for full year 2016 as compared to operating income of $54.7 million for full year 2015. Lower levels of revenue or higher levels of operating expense investment in future periods may result in additional losses or limited profitability. In the fourth quarter of 2016, we implemented a company-wide restructuring of our business resulting in a reduction in our global workforce and the elimination of certain open positions, the elimination of several high-cost initiatives, including the closure of our entertainment group in order to focus our resources on our hardware and software integrated storytelling solution, and the consolidation of certain leased office facilities. In the first quarter of 2017, we announced a restructuring that provided for a further reduction in our global workforce and the elimination of certain open positions. We may not realize the cost savings expected from these actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
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
In Fall 2016, we launched our integrated storytelling solution comprising our new cloud-connected HERO5 cameras, a new ecosystem of mounts and accessories, our new GoPro Plus cloud-based storage service, our updated Capture application and updated versions of our Quik editing applications. We plan to further build upon our integrated storytelling solution in future periods, and our investments in this solution, including marketing and advertising expenses, may not successfully drive increased sales of our products and our users may not adopt our new offerings. If we are not successful in broadening our user base with our integrated solution, our future revenue growth will be negatively impacted and we may not recognize benefits from our investments in the various components of our storytelling solution and the marketing, sales and advertising costs to promote our solution.
Our growth also depends on expanding our market with new capture perspectives, including aerial and spherical, which are resource-intensive initiatives in highly competitive markets. For example, we plan a limited commercial release of our new spherical camera, Fusion, by the end of 2017. While we are investing resources, including in sales and marketing, to reach these expanded and new consumer markets, we cannot be assured that we will be successful in doing so. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas.
To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions and marketing.
We believe that we must continually develop and introduce new products, enhance our existing products and effectively stimulate customer demand for new and upgraded products to maintain or increase our revenue.
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, the effective forecasting and management of product demand, purchase commitments and inventory levels, the availability of products in appropriate quantities to meet anticipated demand, the ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, the management of any changes in major component suppliers, the management of manufacturing and supply costs, the management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. With respect to management and supply costs, we may be impacted by an overall worldwide increase in demand for memory products and potential allocations for such products, in addition to pricing pressure on commodity supplies such as batteries. Such supply shortages may impact our ability to manage appropriate supply levels of our products and pricing pressures may negatively impact our gross margins.
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
For example, in Fall 2016, we experienced production issues that resulted in delayed unit shipments of our new HERO5 Black cameras in the third and fourth quarters of 2016. In addition, in November 2016, we announced the withdrawal of all Karma drones after we discovered that some Karma units lost power during operation. As a result of these issues, our revenues and operating results for the second half of 2016 were negatively impacted. The Karma drone was re-launched and available for sale domestically in February 2017 and distribution in international markets began at the end of March 2017. In addition, in January 2016, we announced the end-of-life for our entry-level HERO line of cameras in order to simplify our product offering. As a result, we recorded product charges of approximately $57 million and $8 million to cost of revenue in the fourth quarter of 2015 and first quarter of 2016, respectively.
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
We expect to derive the substantial majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future. A decline in the price or unit demand for these products, whether due to macroeconomic conditions, competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our top-selling HERO5 Black camera, or our inability to increase sales of this product, could materially harm our business and operating results.
While we have developed and released products and services to add to our offerings, we may not be successful in achieving future revenue growth driven by newly released products and services. For example, concurrently with our HERO5 camera launch we announced our integrated storytelling solution to make editing and sharing content from a GoPro easier for our users. If all the components of the storytelling solution do not work together seamlessly or our users do not adopt them, they may not drive camera sales and our operating results could be adversely affected. In addition, although we re-launched Karma in the first quarter of 2017, drone sales may not result in long term success or significant revenue for us. We cannot be assured that our investments in the development of software-

related products and services, or drones, will result in either increased revenue or profit. Changes in product mix may harm our financial results. If there is a shift in consumer demand from our higher-priced to lower-priced cameras without a corresponding increase in units sold, our revenues and gross profit could decrease.
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
Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and tax rates. The substantial majority of our sales occur in U.S. dollars and an increase in the value of the dollar against the Euro and other currencies could increase the real cost to consumers of our products in those markets outside the United States. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our products resulting in consumer demand for our products that may not reach our sales targets. For example, the referendum vote in the U.K. to exit the European Union, commonly known as “Brexit”, caused significant short term volatility in global stock markets as well as currency exchange rate fluctuations, resulting in further strengthening of the U.S. dollar. Further, as a result of the increase in the value of the U.S. dollar against the Euro and British Pound in recent periods, we have increased the prices of certain products to customers in euro zone countries to maintain our profit margins in these markets. These changes have increased the real cost to customers and consumers of our products in these markets, which may reduce purchases of our products and have a negative impact on our future international revenue. Further strengthening of the U.S. dollar and/or weakness in the economies of euro zone countries could adversely impact sales of our products in the European region, which would have a material negative impact on our future operating results. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and operating results.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, drones, editing applications and other new products and services. Our research and development expense was $358.9 million, $241.7 million and $151.9 million for 2016, 2015 and 2014, respectively. We expect that our research and development expenses will continue to be substantial in 2017 but less than expense levels incurred in 2016. Our more limited research and development investment in 2017 may require us to forego investment in certain products or features which might have been successful and we may not choose the right features, products, or services to update or enhance. Unanticipated problems in developing products could also divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. For example, in the fourth quarter of 2016, we diverted resources to investigate and resolve an issue related to our Karma drone after discovering that some Karma units lost power during operation, an issue that was resolved and shipments of Karma resumed in February 2017.

We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely effected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
Our recent entrance into the consumer drone market is subject to numerous risks and uncertainties.
We began resuming shipments of Karma in the United States in February 2017 and distribution in international markets began at the end of March 2017. We have no prior experience in the consumer drone market and expect to face significant competition from incumbent companies promoting their own drone and related products. These include established and start up drone manufacturers, such as DJI Technology Co., Parrot SA and Yuneec International Co., who currently have or are attempting to gain a substantial share of the emerging global drone market. A nascent industry of software developers developing for the drone market is growing and if we do not support this third party developer movement, we may forego the benefits of this developer ecosystem. Failure to effectively compete in this new market could damage our reputation, limit our growth and negatively affect our operating results. Furthermore, we are committed long-term to the drone market and we expect to continue to invest significant resources for the foreseeable future.
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
In addition, our drones and related product offerings present new and difficult technical challenges, and we may be subject to claims if users experience failures or other quality issues or injuries. For example, in November 2016, we withdrew Karma drones from the market after we discovered that some Karma units lost power during operation. No related injuries or property damage have been reported and we have offered a full refund to Karma purchasers. If our drones malfunction or contain errors or defects in the future, collisions or crashes could occur resulting in property damage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage.
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
As described above, we recently entered the consumer drone market and face significant competition from other companies promoting their own drone and related products. These include established and start up drone manufacturers, such as DJI Technology Co., Parrot SA and Yuneec International Co., who currently have or are attempting to gain a substantial share of the emerging global drone market. Failure to effectively re-launch our drone and compete in this new market could negatively affect our operating results and financial position.
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
Since November 2016, we implemented two global reductions-in-force and other restructuring actions to reduce our future operating expenses. Furthermore, in December 2016, we announced the resignation of our President, and in January 2017, we appointed our Senior Vice President of Software and Services to be our Chief Operating Officer. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions could have an adverse impact on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. If more of our key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer. Furthermore, if our founder and CEO, Nick Woodman, left the Company, his departure could affect our ability to continue to attract other top executives and potentially negatively impact the view of our brand.
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources than we do. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during the twelve months ended March 31, 2017, our stock price ranged from a high of $17.15 in the third quarter of 2016 to a low of $7.14 in the first quarter of 2017. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenues in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2016, the launch of new products heading into the holiday season. Fourth quarter revenue comprised 46%, 27% and 45% of our 2016, 2015 and 2014 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly. For example, as a result of production issues impacting launch volumes of our HERO5 Black cameras and the recall of our Karma drones, we were limited in our ability to meet initial estimated customer demand for the 2016 holiday season. In addition, we typically experience lower revenue in the first quarter. For example, revenue of $218.6 million for the first quarter of 2017 decreased $322.0 million, or 59.6%, sequentially from $540.6 million in the fourth quarter of 2016. First quarter revenue comprised 15%, 22% and 17% of our annual 2016, 2015 and 2014 revenue, respectively.
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
Our success will depend in part upon our ability to manage our operating expenses effectively. We incurred significant operating losses in 2016 and the first quarter of 2017 and, as of March 31, 2017, we had an accumulated deficit of $370.4 million. In the first and fourth quarters of 2016 and in the first quarter of 2017, we implemented global reductions-in-force and other restructuring actions to reduce our future operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions. Aggregate charges for employee termination and the timing to recognize these charges and other costs associated with the restructuring, including the estimates of related cash expenditures made in connection with the restructuring, may exceed estimated and disclosed amounts and may not lead to improvements in results of operations at expected levels.
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
Revenue from outside the United States comprised 53%, 52% and 43% of our revenue in 2016, 2015 and 2014, respectively, and we expect this portion to continue to be significant in the future. Further, we currently have foreign operations in China, France, Germany, Hong Kong, the Netherlands, the Philippines and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:

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
We have completed several acquisitions and may evaluate additional acquisitions of, or strategic investments in, other companies, products or technologies that we believe are complementary to our business. For example, in the first half of 2016, we acquired two mobile editing application companies for aggregate cash consideration of approximately $104 million.
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
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional financing on favorable terms, or at all. For example, our current credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing obtained by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing under our credit facility, or alternative sources, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
Our success depends on our ability to maintain the value and reputation of our brand.
Our success depends on the value and reputation of our brand, including our primary trademarks “GOPRO,” “HERO,” "KARMA," "SESSION" and the GoPro logos. The GoPro brand is integral to the growth of our business and expansion into new markets. Maintaining, promoting and positioning our brand will largely depend on the success of our marketing and merchandising efforts, our ability to provide consistent, high quality products, and our consumers' satisfaction with the technical support and software updates we provide. Failure to grow and maintain our brand or negative publicity related to our products, our consumers’ user-generated content, the athletes we sponsor, the celebrities we are associated with, or the labor policies of any of our suppliers or manufacturers could adversely impact our brand, business and operating results. For example, if consumers do to not develop confidence in the performance of our re-launched drone, the KARMA brand may be impaired and our ability to grow our drone business will be harmed. Maintaining and enhancing our brand also requires substantial financial investments, although there is no guarantee that these investments will increase sales of our products or positively impact our operating results.
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

In particular, for our camera designs we incorporate image processors, sensors and lens solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our camera and drone products. For example, we incorporate video compression and image processing semiconductors from Ambarella, Inc. in our HERO5 cameras. We do not currently have alternative suppliers for these key components. In the event that any of our key suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.
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
As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add systems and services. While we conduct reasonable diligence on our service providers, we may not always be able to control the quality of the systems and services we receive from these providers, which could impair our ability to maintain appropriate internal control over financial reporting and complete timely and accurate financial reporting, and may impact our business, operating results and financial condition.

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
We rely on third-party distribution facilities for substantially all of our product distribution to distributors and directly to retailers. Our distribution facilities include computer controlled and automated equipment, which means their operations may be vulnerable to computer viruses or other security risks, the proper operation of software and hardware, electronic or power interruptions or other system failures. Further, because substantially all of our products are distributed from only a few locations and by a small number of companies, our operations could be interrupted by labor difficulties, extreme or severe weather conditions, or floods, fires or other natural disasters near our distribution centers, or port shutdowns or other transportation-related interruptions along our distribution routes. Additionally, we use one primary supplier for the third party distribution and if this supplier were to experience financial difficulties, it could adversely affect our business.
We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers than expected, which could harm our business and operating results.
We generally provide a 12-month warranty on all of our products, except in the European Union, or EU, where we provide a two-year warranty on all of our products. The occurrence of any material defects in our products could make us liable for damages and warranty claims in excess of our current reserves. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease retailer, distributor and consumer confidence and demand, and adversely affect our operating results and financial condition. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could adversely affect our business and operating results. Based on our historical experience with our camera products, we have an established methodology for estimating warranty liabilities with respect to cameras. However, we only recently resumed shipments of our Karma drone in the first quarter of 2017, and therefore have insufficient data and historical experience to be able to predict future warranty claims related to this product.

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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, located primarily in China, to manufacture our products. We cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. We also rely on a number of supply chain partners to whom we outsource activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. Our supply chain partners are located in China, the Czech Republic, Hong Kong, the Netherlands, Singapore and a number of other countries in Europe and the Asia Pacific region. Our manufacturers and supply chain partners may experience disruptions in their operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases or other similar problems. Further, in order to minimize their inventory risk, our manufacturers might not order components from third-party suppliers with adequate lead time, thereby impacting our ability to meet our demand forecast. Therefore, if we fail to manage our relationship with our manufacturers and supply chain partners effectively, or if they experience operational difficulties, our ability to ship products to our retailers and distributors could be impaired and our competitive position and reputation could be harmed.
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
Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in, or our interpretation, of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. The United States, the European Commission, countries in the European Union, Australia and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. These potential changes could adversely affect our effective tax rates or result in other costs to us.
In addition, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and other taxes and have reserved for adjustments that may result from the current examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
If we are unable to maintain effective internal control in the future, we may not be able to produce timely and accurate financial statements, which could adversely impact our investors’ confidence and our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal control over financial reporting. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, making some activities more time consuming and costly, placing significant demands on our financial and operational resources, as well as our IT systems.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016 in the section titled “Management’s discussion and analysis of financial condition and results of operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation, stock-based compensation expense, warranty reserves, goodwill and acquired intangible assets, and accounting for income taxes including deferred tax assets and liabilities.

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
We are also subject to the SEC’s conflict minerals rule which requires disclosure by public companies of the origin, source and chain of custody of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. We have and will continue to incur costs associated with complying with the rule, such as costs related to sourcing of certain minerals (or derivatives thereof), the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our stock price has ranged from $7.14 to $98.47 per share through March 31, 2017. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also impact the price of our convertible senior notes.
In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a defendant in three shareholder class action lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See “Legal Proceedings.”
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
Risks related to our convertible senior notes
We have indebtedness in the form of convertible senior notes.
In April 2017, we completed an offering of $175.0 million aggregate principal amount of 3.50% convertible senior notes due 2022 ("notes”). As a result of this notes offering, we incurred $175.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2022. Holders of the notes will have the right to require us to repurchase their notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	heighten our vulnerability to adverse general economic conditions and competitive pressures will be heightened;

•	require us to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.
In addition, our ability to purchase the notes or repay prior to maturity any accelerated amounts under the notes upon an event of default or pay cash upon conversions of the notes may be limited by law, by regulatory authority or by agreements governing our indebtedness outstanding at the time, including our credit facility. Our credit facility restricts our ability to repurchase the notes for cash or repay prior to maturity any accelerated amounts under the notes upon an event of default or pay cash upon conversion of the notes to the extent that on the date of such repurchase, repayment or conversion, as the case may be, after giving pro forma effect to such payment, our remaining borrowing capacity pursuant to such credit facility falls below (i) to the extent that our fixed charge coverage ratio is at least to 1.0, the greater of (A) $37.5 million and (B) 15% of the lesser of the aggregate commitments under such credit facility and the aggregate borrowing base then in effect or (ii) to the extent that our fixed charge coverage ratio is less than 1.0 to 1.0, the greater of (A) $50.0 million and (B) 20% of the lesser of the aggregate commitments under such credit facility and the aggregate borrowing base then in effect. Any of our future indebtedness may contain similar restrictions. Our failure to repurchase notes at a time when the repurchase is required by the indenture (whether upon a fundamental change or otherwise under the indenture) or pay cash payable on future conversions of the notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness, including our credit facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the notes or make cash payments upon conversions thereof.
Our credit facility imposes restrictions on us that may adversely affect our ability to operate our business.
Our credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, our credit facility contains, and the agreements governing the notes will contain, a cross-default provision whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $25 million would cause a cross default under the indenture governing the notes, as well as under our credit facility. The occurrence of a default under any of these borrowing arrangements would permit the holders of the notes or the lenders under our credit facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the note holders or the trustee under the indenture governing the notes or the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
Conversion of the notes will, to the extent we deliver shares upon conversion of such notes, dilute the ownership interest of existing stockholders, including holders who had previously converted their notes, or may otherwise depress our stock price.
The conversion of some or all of the notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress our stock price.
The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the notes is triggered, holders of the notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the notes do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the notes, may have a material effect on our reported financial results.
Under GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as the notes we are offering, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option would be treated as original issue discount for purposes of accounting for the debt component of the notes, and that original issue discount is amortized into interest expense over the term of the notes using an effective yield method. As a result, we will initially be required to record a greater amount of non-cash interest expense because of the amortization of the original issue discount to the notes’ face amount over the term of the notes and because of the amortization of the debt issuance costs.

Accordingly, we will report lower net income (or greater net loss) in our financial results because of the recognition of both the current period’s amortization of the debt discount and the notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the notes.
In addition, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the if-converted method, the effect of which is that conversion will not be assumed for purposes of computing diluted earnings per share if the effect would be antidilutive. Under the if-converted method, for diluted earnings per share purposes, convertible debt is antidilutive whenever its interest, net of tax and nondiscretionary adjustments, per common share obtainable on conversion exceeds basic earnings per share. Dilutive securities that are issued during a period and dilutive convertible securities for which conversion options lapse, or for which related debt is extinguished during a period, will be included in the denominator of diluted earnings per share for the period that they were outstanding. Likewise, dilutive convertible securities converted during a period will be included in the denominator for the period prior to actual conversion. Moreover, interest charges applicable to the convertible debt will be added back to the numerator. We cannot be sure that the accounting standards in the future will continue to permit the use of the if-converted method. If we are unable to use the if-converted method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.
In addition, if the conditional conversion feature of the notes is triggered, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The prepaid forward may affect the value of the notes and our common stock and may result in unexpected market activity in the notes and/or our common stock.
In connection with the issuance of the notes, we entered into a prepaid forward with a forward counterparty. The prepaid forward is intended to facilitate privately negotiated derivative transactions by which investors in the notes will be able to hedge their investment. In connection with establishing its initial hedge of the prepaid forward, the forward counterparty (or its affiliate) entered into or expects to enter into one or more derivative transactions with respect to our Class A common stock with purchasers of the notes concurrently with or after the offering of the notes. The prepaid forward is intended to reduce the dilution to our stockholders from the issuance of our Class A common stock (if any) upon conversion of the notes and to allow certain investors to establish short positions that generally correspond to commercially reasonable initial hedges of their investment in the notes. In addition, the forward counterparty (or its affiliate) may modify its hedge position by entering into or unwinding one or more derivative transactions with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions at any time, including following the offering of the notes and immediately prior to or shortly after April 15, 2022, the maturity date of the notes (and are likely to unwind their derivative transactions and/or purchase or sell our Class A common stock in connection with any conversion or repurchase of the notes, in connection with the purchase or sale of notes by certain investors and/or in the event that sufficient borrow of our Class A common stock becomes available). These activities could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the notes.
The prepaid forward initially facilitated privately negotiated derivative transactions relating to our Class A common stock, including derivative transactions by which investors in the notes established short positions relating to our Class A common stock to hedge their investments in the notes concurrently with, or shortly after, the placement of the notes. Neither we nor the forward counterparty control how such investors may use such derivative transactions. In addition, such investors may enter into other transactions in connection with such derivative transactions, including the purchase or sale of our Class A common stock, at any time. As a result, the existence of the prepaid forward, such derivative transactions, and any related market activity could cause more sales of our Class A common stock over the term of the prepaid forward than there would have otherwise been had we not entered into the prepaid forward. Such sales could potentially impact the market price of our Class A common stock and/or the notes.

The fundamental change repurchase feature of the notes may delay or prevent an otherwise beneficial attempt to take over our company.
The terms of the notes require us to repurchase the notes in the event of a fundamental change. A takeover of our company would trigger an option of the holders of the notes to require us to repurchase the notes. In addition, if a make-whole fundamental change occurs prior to the maturity date of the notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. Furthermore, the indenture for the notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the notes. These and other provisions of the indenture may have the effect of delaying or preventing a takeover of our company.
We are subject to counterparty risk with respect to the prepaid forward.
We will be subject to the risk that the forward counterparty might default under the prepaid forward. Our exposure to the credit risk of the forward counterparty will not be secured by any collateral. Global economic conditions have in the recent past resulted in, and may again result in, the actual or perceived failure or financial difficulties of many financial institutions. If the forward counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with the forward counterparty. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated to an increase in the market price of our common stock. In addition, upon a default by the forward counterparty, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the forward counterparty to the prepaid forward.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of unregistered securities. Not applicable.
Issuer purchases of equity securities. No shares of our Class A or Class B common stock were purchased during the first quarter of 2017.

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

GoPro, Inc.
(Registrant)

Dated:	April 27, 2017	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	April 27, 2017	By: /s/ Brian McGee
Brian McGee Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
4.01	Indenture, dated as of April 12, 2017, between the Company and Wells Fargo Bank, National Association (including the form of 3.50% Convertible Senior Notes due 2022)	8-K	001-36514	4.1	April 12, 2017
10.01	Forward Stock Purchase Transaction, dated April 6, 2017, between the Company and JPMorgan Chase Bank, National Association	8-K	001-36514	10.1	April 7, 2017
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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