Form 10-K/A
period 2016-12-31
GoPro, Inc.
filed 2017-05-25
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders (the “Proxy Statement”) that was filed on April 26, 2017 are incorporated by reference in Part II and Part III of the Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in the Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of the Annual Report on Form 10-K

EXPLANATORY NOTE
GoPro, Inc. (the "Company") is filing this Amendment No. 1 ("Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 16, 2017 (the "Original 10-K"). The Company is filing this Amendment No. 1 to:

(1)
Provide an amended report of its independent registered public accounting firm, in order to correct an administrative oversight related to the omission of references to the information contained in Schedule II - Valuation and Qualifying Accounts Financial Statement as required by Rule 5-04(c) of Regulation S-X;

(2)	Include a cross-reference in Item 15 to Schedule II - Valuation and Qualifying Accounts Financial Statement under Item 8;

(3)	Include a reference to Schedule II - Valuation and Qualifying Accounts Financial Statement in the Index to Consolidated Financial Statements under Item 8; and

(4)	Provide an updated consent of its independent registered public accounting firm.
In accordance with applicable Securities and Exchange Commission rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of Amendment No. 1.
This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II, Item 8, Financial Statements and Supplementary Data, in its entirety, the amended Report of Independent Registered Public Accounting Firm, Part IV, Item 15, Exhibits, Financial Statement Schedules, in its entirety, the signature page, Consent of Independent Registered Public Accounting Firm and the new certifications from our Principal Executive Officer and Principal Financial Officer.
Amendment No. 1 speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as described above. Amendment No. 1 should be read in conjunction with the Original 10-K and with the Company’s subsequent filings with the SEC.

GoPro, Inc.
Index

		Page
PART II
Item 8.	Financial Statements and Supplementary Data	5

PART IV
Item 15.	Exhibits, Financial Statement Schedules	34

PART II
Item 8. Financial Statements and Supplementary Data

GoPro, Inc.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 of the Annual Report on Form 10-K under the caption "Quarterly Results of Operations," which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of GoPro, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of GoPro, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Schedule II
GoPro, Inc.
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2016, 2015 and 2014

(in thousands)	Balance at Beginning of Year	Charges to Revenue	Charges to Expense	Deductions/ Write-offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2016	$1,400	$—	$40	$(159)	$1,281
Year ended December 31, 2015	1,250	—	682	(532)	1,400
Year ended December 31, 2014	520	—	970	(240)	1,250
Allowance for sales returns:
Year ended December 31, 2016	$26,280	$35,136	$(41,378)	$—	$20,038
Year ended December 31, 2015	25,747	48,182	(47,649)	—	26,280
Year ended December 31, 2014	14,352	39,011	(27,616)	—	25,747
Valuation allowance for deferred tax assets:
Year ended December 31, 2016	$8,555	$—	$101,878	$—	$110,433
Year ended December 31, 2015	—	—	8,555	—	8,555

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements
The financial statements filed as part of this report are listed in the "Index to Financial Statements" under Part II, Item 8 of this report.

2.	Financial Statement Schedules
The financial statement schedule filed in response to Part II, Item 8 and Part IV, Item 15(c) of this Form 10-K/A is listed under Part II, Item 8 on the Index to Consolidated Financial Statements on page 5.

3.	Exhibits
The information required by this item is set forth on the exhibit index which follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GoPro, Inc.
(Registrant)

Dated:	May 25, 2017	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Restated Certificate of Incorporation of the Registrant.	S-1	333-200038	3.01	November 10, 2014
3.02	Amended and Restated Bylaws of the Registrant.	S-1	333-200038	3.02	November 10, 2014
4.01	Form of Registrant’s Class A common stock certificate.	S-1	333-196083	4.01	May 19, 2014
4.02	Investors’ Rights Agreement, dated as of February 26, 2011, by and among the Registrant and certain investors, as amended.	S-1	333-196083	4.02	May 19, 2014
10.01*	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-196083	10.01	May 19, 2014
10.02*	Form of Change in Control Severance Agreement.	S-1	333-196083	10.09	May 19, 2014
10.03*	2010 Equity Incentive Plan, as amended, and form of stock option agreement and restricted stock unit agreement.	S-1	333-196083	10.02	May 19, 2014
10.04*	2014 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-36514	10.03	July 29, 2016
10.05*	2014 Employee Stock Purchase Plan and forms thereunder.	S-1/A	333-196083	10.04	June 11, 2014
10.06*	Employment Letter to Nicholas Woodman from the Registrant, dated June 2, 2014.	S-1/A	333-196083	10.16	June 11, 2014
10.07*	Offer Letter to Jack Lazar from the Registrant, dated January 17, 2014.	S-1	333-196083	10.07	May 19, 2014
10.08*	Amended and Restated Change in Control Severance Agreement dated June 8, 2014, by and between Jack Lazar and the Registrant.	S-1/A	333-196083	10.01	June 11, 2014
10.09*	Offer Letter to Sharon Zezima from the Registrant, dated August 23, 2013.	S-1	333-196083	10.08	May 19, 2014
10.10*	Amended and Restated Offer Letter to Anthony Bates from the Registrant, effective as of October 23, 2014.	S-1	333-200038	10.16	November 10, 2014
10.11*	Separation Agreement and Release of Claims dated December 15, 2016 by and between Anthony Bates and the Registrant.	8-K	001-36514	10.01	December 20, 2016
10.12*	Offer Letter to Brian McGee from the Registrant, dated September 3, 2015.	10-K	001-36514	10.12	February 16, 2017
10.13*	Offer Letter to Charles Prober from Registrant, dated May 28, 2014.	10-K	001-36514	10.13	February 16, 2017
10.14	Office Lease Agreement, dated as of November 1, 2011, by and between Locon San Mateo, LLC and the Registrant, as amended, and other leases for the Registrant’s headquarters.	S-1	333-196083	10.12	May 19, 2014
10.15	Eighth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated February 24, 2016.	10-K	001-36514	10.15	February 16, 2017
10.16	Ninth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated August 3, 2016.	10-K	001-36514	10.16	February 16, 2017
10.17	Credit Agreement by and among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A. dated March 25, 2016.	10-Q	001-36514	10.17	May 6, 2016

21.01	List of Subsidiaries.	10-K	001-36514	21.01	February 16, 2017
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).	10-K	001-36514	24.01	February 16, 2017
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS**	XBRL Instance Document	10-K	001-36514	101.INS	February 16, 2017
101.SCH**	XBRL Taxonomy Extension Schema	10-K	001-36514	101.SCH	February 16, 2017
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	10-K	001-36514	101.CAL	February 16, 2017
101.LAB**	XBRL Taxonomy Extension Label Linkbase	10-K	001-36514	101.LAB	February 16, 2017
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	10-K	001-36514	101.PRE	February 16, 2017
101.DEF**	XBRL Taxonomy Extension Definition Linkbase	10-K	001-36514	101.DEF	February 16, 2017

*    Indicates a management contract or compensatory plan.
**    There were no changes to these exhibits from Form 10-K filed on February 16, 2016 which are incorporated herein by reference.
‡    As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K/A and are not deemed filed with the SEC and are not incorporated by reference in any filing of GoPro, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.