Form 10-Q
period 2017-06-30
GoPro, Inc.
filed 2017-08-04
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of June 30, 2017, 107,841,904 and 36,867,151 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$149,755	$192,114
Marketable securities	—	25,839
Accounts receivable, net	95,872	164,553
Inventory	126,708	167,192
Prepaid expenses and other current assets	29,515	38,115
Total current assets	401,850	587,813
Property and equipment, net	71,833	76,509
Intangible assets, net	29,001	33,530
Goodwill	146,459	146,459
Other long-term assets	72,828	78,329
Total assets	$721,971	$922,640

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$76,208	$205,028
Accrued liabilities	151,317	211,323
Deferred revenue	15,036	14,388
Total current liabilities	242,561	430,739
Long-term taxes payable	20,865	26,386
Long-term debt	125,817	—
Other long-term liabilities	19,906	18,570
Total liabilities	409,149	475,695

Commitments, contingencies and guarantees (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 98,766 and 104,647 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 36,867 and 36,712 shares issued and outstanding, respectively	827,382	757,226
Treasury stock, at cost, 10,710 and 1,545 shares, respectively	(113,613)	(35,613)
Accumulated deficit	(400,947)	(274,668)
Total stockholders’ equity	312,822	446,945
Total liabilities and stockholders’ equity	$721,971	$922,640
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue	$296,526	$220,755	$515,140	$404,291
Cost of revenue	190,894	127,753	340,942	251,575
Gross profit	105,632	93,002	174,198	152,716
Operating expenses:
Research and development	55,497	93,049	121,663	170,028
Sales and marketing	56,678	84,888	124,534	164,337
General and administrative	18,440	24,442	41,199	49,163
Total operating expenses	130,615	202,379	287,396	383,528
Operating loss	(24,983)	(109,377)	(113,198)	(230,812)
Other income (expense):
Interest expense	(3,784)	(516)	(4,598)	(659)
Other income, net	222	1,176	383	1,012
Total other income (expense), net	(3,562)	660	(4,215)	353
Loss before income taxes	(28,545)	(108,717)	(117,413)	(230,459)
Income tax expense (benefit)	1,991	(16,950)	24,273	(31,233)
Net loss	$(30,536)	$(91,767)	$(141,686)	$(199,226)

Net loss per share:
Basic	$(0.22)	$(0.66)	$(1.02)	$(1.44)
Diluted	$(0.22)	$(0.66)	$(1.02)	$(1.44)

Shares used to compute net loss per share:
Basic	136,288	138,942	139,575	138,243
Diluted	136,288	138,942	139,575	138,243
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
(in thousands)	June 30, 2017	June 30, 2016
Operating activities:
Net loss	$(141,686)	$(199,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,160	17,804
Stock-based compensation	24,360	33,135
Excess tax benefit from stock-based compensation (1)	—	(917)
Deferred income taxes	(1,894)	(13,494)
Non-cash restructuring charges	2,800	—
Non-cash interest expense	1,530	—
Other	3,763	1,162
Changes in operating assets and liabilities:
Accounts receivable, net	69,321	80,699
Inventory	40,484	98,343
Prepaid expenses and other assets	6,633	(9,282)
Accounts payable and other liabilities	(178,536)	(85,492)
Deferred revenue	699	(1,457)
Net cash used in operating activities	(149,366)	(78,725)

Investing activities:
Purchases of property and equipment, net	(10,112)	(12,192)
Maturities of marketable securities	14,160	71,302
Sale of marketable securities	11,623	6,791
Acquisitions, net of cash acquired	—	(104,353)
Net cash provided by (used in) investing activities	15,671	(38,452)

Financing activities:
Proceeds from issuance of common stock	6,629	5,265
Taxes paid related to net share settlement of equity awards	(8,210)	(860)
Proceeds from issuance of convertible senior notes	175,000	—
Prepayment of forward stock repurchase transaction	(78,000)	—
Excess tax benefit from stock-based compensation (1)	—	917
Payment of deferred acquisition-related consideration	(75)	(950)
Payment of debt issuance costs	(5,250)	(3,221)
Net cash provided by financing activities	90,094	1,151
Effect of exchange rate changes on cash and cash equivalents	1,242	(134)
Net decrease in cash and cash equivalents	(42,359)	(116,160)
Cash and cash equivalents at beginning of period	192,114	279,672
Cash and cash equivalents at end of period	$149,755	$163,512
(1) Effective January 1, 2017, the Company adopted an accounting standard which addresses, among other items, updates to the presentation and treatment of excess tax benefits related to stock-based compensation. See "Recent Accounting Standards" in Note 1 below.
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

Standards not yet adopted
Revenue from Contracts with Customers ASU No. 2014-09, 2016-08, 2016-10 and 2016-12 (Topic 606)
The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires that entities disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Early adoption is permitted, but not earlier than the first quarter of 2017. The retrospective or cumulative effect transition method is permitted.
January 1, 2018
The Company completed an initial analysis of the impact of the standard on its sales contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its sales contracts. The Company's analysis of its contracts under the new standard supports the recognition of most of its revenue at the time product is shipped, consistent with its current revenue policy. Although the Company is continuing to review certain aspects of its policies and practices, it expects that, as a result of the adoption of the new guidance, the timing of recognizing certain sales incentives as a reduction of revenue will generally be earlier than under the existing guidance. (The Company recognized approximately $19 and $42 million as a reduction to revenue for such sales incentives for the first six months of 2017 and for the full year 2016, respectively.) The Company does not expect that the adoption of ASU 2014-09 will have a material impact to the quarterly or yearly sales incentives recognized.  The Company expects to utilize the modified retrospective transition method.

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

Income Taxes ASU No. 2016-16 (Topic 740)
This standard requires entities to recognize the income tax consequences of intra-entity asset transfers when they occur. This removes the exception to postpone recognition until the asset has been sold to an outside party. The updated standard is effective in annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted during the first interim period of a fiscal year.

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

	January 1, 2020	The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.
Stock Compensation ASU No. 2017-09 (Topic 718)
This standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this standard, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions. The updated standard is effective in annual and interim periods in fiscal years beginning after December 15, 2017, with early adoption permitted.

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

2. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Cash, cash equivalents and marketable securities

(in thousands)	June 30, 2017	December 31, 2016
Cash	$57.518	$174,090
Cash equivalents	92.237	18,024
Total cash and cash equivalents	$149,755	$192,114
Marketable securities	$—	$25,839
Cash and cash equivalents including money market funds that have original maturity dates of three months or less which are highly liquid. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these investments and are classified as level 1. Refer to the audited financial statements contained in the Company's Annual Report for information regarding marketable securities as of December 31, 2016.
Inventory

(in thousands)	June 30, 2017	December 31, 2016
Components	$18,828	$25,236
Finished goods	107,880	141,956
Total inventory	$126,708	$167,192

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Property and equipment, net

(in thousands)	June 30, 2017	December 31, 2016
Leasehold improvements	$49,520	$48,103
Production, engineering and other equipment	47,280	46,328
Tooling	25,506	23,742
Computers and software	19,834	18,750
Furniture and office equipment	12,909	12,530
Tradeshow equipment and other	7,578	7,578
Construction in progress	11,859	1,870
Gross property and equipment	174,486	158,901
Less: Accumulated depreciation and amortization	(102,653)	(82,392)
Property and equipment, net	$71,833	$76,509
Intangible assets

	June 30, 2017
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$47,001	$(21,515)	$25,486
In-process research and development (IPR&D)	3,515	—	3,515
Total intangible assets	$50,516	$(21,515)	$29,001

	December 31, 2016
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$47,001	$(17,086)	$29,915
IPR&D	3,615	—	3,615
Total intangible assets	$50,616	$(17,086)	$33,530
As of June 30, 2017, technological feasibility has not been established for the remaining IPR&D assets, which have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.
Amortization expense was $4.5 million and $3.9 million in the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, expected amortization expense of intangible assets with definite lives for future periods is as follows:

(in thousands)	Total
Year ending December 31,
2017 (remaining 6 months)	$4,260
2018	8,297
2019	7,786
2020	4,273
2021	870
$25,486

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Accrued liabilities

(in thousands)	June 30, 2017	December 31, 2016
Accrued payables	$49,483	$91,655
Employee related liabilities (1)	20,546	42,577
Accrued sales incentives	26,033	40,070
Warranty liability	9,613	11,456
Customer deposits	5,433	4,381
Income taxes payable	19,375	2,756
Purchase order commitments	4,456	4,730
Other	16,378	13,698
Accrued liabilities	$151,317	$211,323

(1)	See Note 10 for amounts associated with restructuring liabilities.

3. Financing Arrangements
Credit Facility
In March 2016, the Company entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo, as co-agent, and the lender parties thereto. The Credit Agreement provides for a secured revolving credit facility (Credit Facility) under which the Company may borrow up to an aggregate of $250 million and the Company and lenders may increase the total commitments under the Credit Facility to up to $300 million, subject to certain conditions. The Credit Facility will terminate and all outstanding borrowings become due and payable, in March 2021.
The amount that may be borrowed under the Credit Facility is determined at periodic intervals and is based upon a borrowing base formula with respect to the Company’s inventory and accounts receivable balances. For additional information regarding the credit facility, please refer to the audited financial statements contained in our Annual Report.
At June 30, 2017 and December 31, 2016, the Company may borrow up to approximately $89 million and $150 million, respectively, under the Credit Facility and was in compliance with all financial covenants contained in the Credit Agreement. No borrowings have been made from the Credit Facility to date.
Convertible Notes
On April 12, 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 (Notes) in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended (Securities Act). The Notes were issued pursuant to an Indenture, dated as of April 12, 2017, between the Company and Wells Fargo Bank, National Association, as trustee (Wells Fargo). The Notes are senior, unsecured, obligations of GoPro. The Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances described below. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 94.0071 shares of Class A common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. Upon conversion, the Company currently intends to deliver cash up to the principal amount of the Notes then outstanding. The Company will pay interest on the Notes semi-annually in arrears on April 15 and October 15 of each year with interest payments beginning on October 15, 2017.
The $175.0 million of proceeds received from the issuance of the Notes were allocated between long-term debt (the liability component) of $128.3 million and additional paid-in-capital (the equity component) of $46.7 million on the condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Notes. The liability component will be accreted up to the face value of the Notes of $175.0 million, which will result in additional non-cash interest expense being recognized in the condensed consolidated statements of operations through the Notes maturity date. The nonconvertible borrowing rate on the Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 10.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
The Company incurred approximately $5.7 million of issuance costs related to the issuance of the Notes, of which $4.2 million and $1.5 million were recorded to long-term debt and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Notes. The $4.2 million of issuance costs recorded as long-term debt on the condensed consolidated balance sheet is being amortized ratably over the five-year contractual term of the Notes.
The Company may not redeem the Notes prior to the maturity date and no sinking fund is provided for the Notes. The Indenture includes customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately.
Holders may convert the Notes, at their option, in multiples of $1,000 principal amount at any time prior to January 15, 2022, but only in the following circumstances:

•
during any calendar quarter beginning after the calendar quarter ending on September 30, 2017, if the last reported sale price of Class A common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day;

•
during the five-business day period following any five consecutive trading day period in which the trading price for the Notes is less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate for the Notes on each such trading day; or

•	upon the occurrence of specified corporate events.
Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding the maturity date of the Notes on April 22, 2022. Holders of the Notes who convert their Notes in connection with a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date (as defined in the Indenture), holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of their notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest to, but excluding, the repurchase date.
As of June 30, 2017, the outstanding principal on the Notes was $175.0 million, the unamortized debt discount was $45.2 million, the unamortized debt issuance cost was $4.0 million and the net carrying amount of the liability component was $125.8 million, which was recorded as long-term debt within the condensed consolidated balance sheet. For the first half of 2017, the Company recorded interest expense of $1.2 million for contractual coupon interest, $0.2 million for amortization of debt issuance costs and $1.5 million for amortization of the debt discount.
In connection with the offering, the Company entered into a prepaid forward stock repurchase transaction (Prepaid Forward) with a financial institution (Forward Counterparty). Pursuant to the Prepaid Forward, the Company used approximately $78.0 million of the net proceeds from the offering of the Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s Class A common stock underlying the Prepaid Forward was approximately 9.2 million. The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but will remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. The Company’s Prepaid Forward hedge transactions expose the Company to credit risk to the extent that its counterparties may be unable to meet the terms of the transactions. The Company mitigates this risk by limiting its counterparties to major financial institutions.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

4. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within 10 years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest over two to four-years based upon continued service and are settled at vesting in shares of the Company's Class A common stock. The ESPP allows eligible employees to purchase shares of the Company's Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. For additional information regarding the Company's equity incentive plans, please refer to the audited financial statements contained in its 2016 Annual Report.
Stock options
A summary of the Company’s stock option activity in the six months ended June 30, 2017 is as follows:

	Options outstanding
	Shares (in thousands)	Weighted- average exercise price	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016:	12,379	$12.17	$32,772
Granted	1,747	9.30
Exercised	(1,113)	1.45
Forfeited/Cancelled	(2,318)	17.44
Outstanding at June 30, 2017:	10,695	11.68	22,769

Exercisable at June 30, 2017	8,162	$11.46	$22,769
The aggregate intrinsic value of the stock options outstanding as of June 30, 2017 represents the value of the Company's closing stock price on June 30, 2017 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of RSU activity in the six months ended June 30, 2017 is as follows:

	Shares (in thousands)	Weighted- average grant date fair value
Non-vested shares at December 31, 2016:	7,970	$18.08
Granted	4,036	9.27
Vested	(2,537)	13.99
Forfeited	(2,388)	17.79
Non-vested shares at June 30, 2017:	7,081	14.62
In June 2014, the Company granted an award of 4.5 million RSUs covering shares of the Company's Class B common stock to the Company's CEO (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to both a market-based vesting condition and a three-year service-based vesting condition. The market-based condition was achieved in January 2015. Stock-based compensation expense related to the CEO RSUs was $0.6 million and $4.2 million for the six months ended June 30, 2017 and 2016, respectively.
Employee stock purchase plan. In the six months ended June 30, 2017 and 2016, the Company issued 625,811 and 431,673 shares under its ESPP at weighted average prices of $8.02 and $8.76, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
The following table summarizes stock-based compensation included in the condensed consolidated statements of operations:

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Cost of revenue	$415	$412	$910	$769
Research and development	5,390	7,086	11,072	13,096
Sales and marketing	1,995	3,679	4,686	6,883
General and administrative	3,435	6,227	7,692	12,387
Total stock-based compensation expense	$11,235	$17,404	$24,360	$33,135
The income tax benefit related to stock-based compensation expense was zero and $10.2 million for the six months ended June 30, 2017 and 2016, respectively. There was no income tax benefit in the six months ended June 30, 2017 due to a full valuation allowance on the Company's U.S. net deferred tax assets (see Note 6 below).
At June 30, 2017, total unearned stock-based compensation of $91.2 million related to stock options, RSUs and ESPP shares is expected to be recognized over a weighted average period of 2.2 years.

5. Net loss per share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding, including all potentially dilutive common shares. Additionally, the calculation of weighted average shares outstanding as of June 30, 2017 excludes approximately 9.2 million shares that will be repurchased as a result of the Prepaid Forward transactions.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table presents the calculations of basic and diluted net loss per share:

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Numerator:
Net loss	$(30,536)	$(91,767)	$(141,686)	$(199,226)

Denominator:
Weighted-average common shares—basic for Class A and Class B common stock	136,288	138,942	139,575	138,243
Effect of dilutive stock-based awards	—	—	—	—
Weighted-average common shares—diluted for Class A and Class B common stock	136,288	138,942	139,575	138,243

Net loss per share:
Basic	$(0.22)	$(0.66)	$(1.02)	$(1.44)
Diluted	$(0.22)	$(0.66)	$(1.02)	$(1.44)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Effect of anti-dilutive stock-based awards	19,474	21,391	20,235	19,848

6. Income taxes
The Company’s income tax expense and the resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective period, including losses generated in countries where the Company is projecting annual losses for which a deferred tax asset is not anticipated to be recognized. In the fourth quarter of 2016, the Company recorded a full valuation allowance against its net U.S. deferred tax assets, and for the foreseeable future anticipates providing a valuation allowance against any additional deferred tax assets until such time it is more likely than not the benefit of these deferred tax assets may be recognized.
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate, adjusted for the effect of discrete items arising in that quarter. The Company also includes jurisdictions with a projected loss for the year (or year-to-date loss) where the Company cannot or does not expect to recognize a tax benefit from its estimated annual effective tax rate. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. The Company updates its estimate of the annual effective tax rate each quarter, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

	Three months ended		Six months ended
(dollars in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income tax expense (benefit)	$1,991	$(16,950)	$24,273	$(31,233)
Effective tax rate	(7.0)%	15.6%	(20.7)%	13.6%

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The Company recorded an income tax provision of $2.0 million for the three months ended June 30, 2017 on a pre-tax net loss of $28.5 million, which resulted in a negative effective tax rate of 7.0%. The Company recorded an income tax provision of $24.3 million for the six months ended June 30, 2017 on a pre-tax net loss of $117.4 million, which resulted in a negative effective tax rate of 20.7%. The Company’s income tax provisions in the three and six months ended June 30, 2017 were principally composed of tax expenses incurred on pre-tax income in profitable foreign jurisdictions. While the Company incurred pre-tax losses in the United States and certain lower-rate jurisdictions, the Company does not expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against its U.S. deferred tax assets. The effective tax rate of 15.6% and 13.6% for the three months ended and six months ended June 30, 2016 resulted from the Company providing a net tax benefit on pre-tax losses in the United States, which was offset by income taxes at lower rates in profitable foreign jurisdictions (primarily related to the Company's wholly owned subsidiaries in Europe). Future changes in the forecast annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.
The Company is currently under examination by the Internal Revenue Service for the 2012 through 2015 tax years and is not able to estimate the potential impact that the examination may have on income tax expense. If the examination is resolved unfavorably, there is a possibility it may have a material negative impact on the Company's results of operations. At June 30, 2017 and December 31, 2016, the Company’s gross unrecognized tax benefits were $73.5 million and $56.9 million, respectively. If recognized, $16.7 million of these unrecognized tax benefits (net of U.S. federal benefit) at June 30, 2017 would be recorded as a reduction of future income tax provision. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions and tax positions based on the Company’s interpretation of certain U.S. trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the completion of examinations by the U.S. or foreign taxing authorities and the expiration of statute of limitations on the Company's tax returns. Although the completion, settlement and closure of any audits is uncertain, it is reasonably possible that the total amount of unrecognized tax benefits will materially increase within the next 12 months. However, given the number of years remaining that are subject to examination, the range of the reasonably possible change cannot be estimated reliably.

7. Related party transactions
The Company incurs costs for Company-related chartered aircraft fees for the use of the CEO’s private plane. The Company recorded expense of zero and $0.6 million in the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company had no accounts payable associated with these aircraft fees.
The Company obtained services from a vendor whose CEO is also one of the members of the Company's board of directors. The Company recorded expense of zero and $0.1 million in the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, the Company had accounts payable associated with this vendor of zero and $0.3 million, respectively.
See Note 4 above for information regarding CEO RSUs.

8. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027. As of December 31, 2016, the Company’s total future minimum lease payments under non-cancelable operating leases were $139.5 million. There have been no material changes to the Company's lease commitments during the first and second quarters of 2017. Rent expense was $10.0 million and $9.8 million for the six months ended June 30, 2017 and 2016, respectively.
Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts, software licenses related

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

to its financial and IT systems and various other contractual commitments. As of June 30, 2017, the Company's total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $14.1 million, composed of payments to be made of $5.2 million during the remaining six months of 2017, and $5.4 million and $3.5 million in 2018 and 2019, respectively. The decrease of $39.6 million from future expected obligations of $53.7 million at December 31, 2016 was primarily due to the termination of a 3.5-year agreement the Company entered into with Red Bull GmbH in May 2016 and the termination of a contract with a software technology development vendor that resulted in a reduction to the Company's future expected obligations. There were no other material changes during the first half of 2017.
Product warranty
The following table summarizes the warranty liability activity:

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Beginning balances	$11,442	$8,011	$11,944	$10,855
Charged to cost of revenue	829	5,871	2,258	8,541
Settlements of warranty claims	(2,297)	(4,943)	(4,228)	(10,457)
Ending balances	$9,974	$8,939	$9,974	$8,939
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
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of June 30, 2017, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
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
Customers who represented 10% or more of the Company's net accounts receivable balance were as follows:

	June 30, 2017	December 31, 2016
Customer A	17%	15%
Customer B	32%	27%

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the Company's accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Accounts receivable sold	$41,574	$43,794	$78,962	$64,304
Factoring fees	368	317	680	459
Customers who represented 10% or more of the Company's total revenue were as follows:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Customer A	17%	21%	16%	18%
Customer B	12%	14%	*	14%
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
Geographic information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Americas	$157,027	$124,570	$252,734	$209,875
Europe, Middle East and Africa ("EMEA")	80,214	60,714	148,077	120,992
Asia and Pacific ("APAC")	59,285	35,471	114,329	73,424
Total revenue	$296,526	$220,755	$515,140	$404,291
Revenue in the United States, which is included in the Americas geographic region, was $227.4 million and $188.2 million for the six months ended June 30, 2017 and 2016, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of June 30, 2017 and December 31, 2016 long-lived assets, which represent gross property and equipment, located outside the United States, primarily in Hong Kong and China, were $80.4 million and $76.6 million, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

10. Restructuring charges
Restructuring charges for each period were as follows:

	Six months ended
(in thousands)	June 30, 2017	June 30, 2016
Cost of revenue	$418	$364
Research and development	7,381	2,655
Sales and marketing	5,603	2,678
General and administrative	1,409	811
Total restructuring charges	$14,811	$6,508
First quarter 2017 restructuring
On March 15, 2017, the Company approved a restructuring to further reduce future operating expenses and better align resources around its long-term business strategy. The restructuring provided for a reduction of employee headcount and open positions, eliminating a total of approximately 270 positions, as well as the consolidation of certain leased office facilities. In the first half of 2017, the Company recorded restructuring charges of $10.7 million, including $8.9 million related to severance and $1.7 million related to accelerated depreciation. The actions associated with the first quarter 2017 restructuring are expected to be substantially completed in the third quarter of 2017.
The following table provides a summary of the Company's restructuring activities for the first six months of 2017 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2016	$—	$—	$—
Restructuring charges	8,884	92	8,976
Cash paid	(7,763)	(5)	(7,768)
Non-cash settlements	—	—	—
Restructuring liability as of June 30, 2017	$1,121	$87	$1,208
Fourth quarter 2016 restructuring
On November 29, 2016, the Company approved a restructuring to reduce future operating expenses and achieve its goal of returning to profitability. The restructuring provided for a reduction of the Company's global workforce of approximately 15%, the closure of the Company’s entertainment group to concentrate on its core business and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring, the Company has recorded cumulative charges of $40.7 million, including $4.1 million related to severance and facilities in the six months ended June 30, 2017. The fourth quarter 2016 restructuring was largely completed by March 31, 2017, with only small incremental charges recorded in the second quarter of 2017.
The following table provides a summary of the Company's restructuring activities for the first six months of 2017 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2016	$9,660	$879	$10,539
Restructuring charges	2,009	1,025	3,034
Cash paid	(11,177)	(1,818)	(12,995)
Non-cash settlements	17	20	37
Restructuring liability as of June 30, 2017	$509	$106	$615

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
This MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the second quarter and first six months of 2017 to 2016.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Material changes, outside our ordinary course of business, to our contractual obligations, off-balance sheet arrangements and indemnifications from December 31, 2016.

•	Non-GAAP Financial Measures. A presentation of results reconciling GAAP to non-GAAP adjusted measures.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q of GoPro, Inc. (“GoPro” or “we” or “the Company”). Our MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use such words as “expect," “anticipate," “believe," "may," "will," "estimate," "continue," "intend," "target," "goal," "plan," or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2016 and in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. Forward-looking statements include new product offering plans and key hardware and software features, research and development plans, marketing plans, plans for international expansion, plans to reduce operating expense and drive profitability, and projections of results of operations, and any discussion of the trends and other factors that drive our business and future results in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the discussion appearing thereunder in "Looking Ahead" and other sections of this Quarterly Report on Form 10-Q including but not limited to Item 1A Risk Factors. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.
Overview
GoPro, Inc. is transforming the way people capture and share their lives. What began as an idea to help athletes self-document themselves engaged in sport, GoPro has become a mobile storytelling solution that helps the world share itself through immersive content.
Helping consumers capture and share experiences is at the core of our business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and enjoy engaging personal content. We sell our products globally through retailers, wholesale distributors and on our website.
In Fall 2016, we launched our cloud connected HERO5 cameras, which began shipping in September 2016, and a new ecosystem of mountable, wearable and voice activated accessories. We offer many professional-grade features within our good-better-best product camera offering of HERO Session, HERO5 Session and HERO5 Black. Our HERO5 cameras feature voice control and can automatically upload photos and videos to GoPro Plus, a premium cloud-based solution that enables subscribers to easily access, edit and share content. In July 2017, we released GoPro QuikStories, a new mobile experience for HERO5 cameras that seamlessly copies your GoPro photos and

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

video clips to your smartphone and transforms them into a ready-to-share video. QuikStories makes it simple to automatically create a polished, shareable edit complete with music, effects and transitions.
Our Karma drone was available for sale in US markets in February 2017 and distribution in international markets began at the end of March 2017.
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

				% Change
(units and dollars in thousands, except per share amounts)	Q2 2017	Q1 2017	Q2 2016	Q2 2017 vs. Q1 2017	Q2 2017 vs. Q2 2016
Revenue	$296,526	$218,614	$220,755	36%	34%
Camera units shipped (1)	1,061	738	759	44%	40%
Gross margin (2)	35.6%	31.4%	42.1%	(420) bps	(650) bps
Operating expenses	$130,615	$156,781	$202,379	(17)%	(35)%
Net loss	$(30,536)	$(111,150)	$(91,767)	(73)%	(67)%
Diluted net loss per share	$(0.22)	$(0.78)	$(0.66)	(72)%	(67)%
Cash used in operations	$(11,428)	$(137,938)	$(45,460)	(92)%	(75)%

Other financial information:
Adjusted EBITDA (3)	$5,120	$(45,669)	$(76,757)	(111)%	(107)%
Non-GAAP net loss (4)	$(12,914)	$(62,783)	$(72,595)	(79)%	(82)%
Non-GAAP loss per share	$(0.09)	$(0.44)	$(0.52)	(80)%	(83)%
(1) Represents the number of camera units that are shipped during a reporting period, including camera units that are shipped with drones, net of any returns. Camera units shipped does not include drones, mounts or accessories.
(2) One basis point (bps) is equal to 1/100th of 1%.
(3) We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, POP display amortization, stock-based compensation, impairment charges and restructuring costs.
(4) We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring costs, non-cash interest expense and income tax adjustments. Acquisition-related costs include amortization and impairment write-downs (if applicable) of acquired intangible assets as well as third-party transaction costs for legal and other professional services.
Reconciliations of non-GAAP adjusted measures to the most directly comparable measures are presented under "Non-GAAP Financial Measures" below.
Second quarter 2017 and recent highlights
Second quarter 2017 revenue of $296.5 million increased 36% from the preceding quarter due to increased camera and Karma units shipped, partially offset by a sequential decline in accessory revenue. We shipped 1.1 million camera units in the second quarter, up 44% and 40% from the first quarter 2017 and second quarter 2016, respectively. We estimate that camera unit sell-thru in the second quarter increased globally by more than 18% sequentially, driven by Hero Session and HERO5 Black. On a year-over-year basis, estimated global camera sell-thru declined approximately 9%, while camera unit sell-thru at or above the $300 retail price point increased approximately 13%.
Gross margin of 35.6% in the second quarter of 2017 decreased from 42.1% in the second quarter of 2016. The year-over-year decline in margin was due to the transition from the HERO4 to HERO5 line of cameras, a price reduction on our HERO Session camera in the second quarter of 2017, and the introduction of our Karma drone, which was partially offset by cost savings in our supply chain. Total second quarter 2017 operating expenses of $130.6 million decreased year over year by $71.8 million, reflecting the impact of our restructuring actions and other cost-savings initiatives that we began implementing in the fourth quarter of 2016. Second quarter 2017 adjusted EBITDA of $5.1 million benefited from improved return on operations as a result of these cost-savings initiatives as well as higher camera unit sales.
As of June 30, 2017, our cash and cash equivalents of $149.8 million was up 100.0% compared to $74.9 million at March 31, 2017. The increase was primarily due to proceeds of $91.3 million from the net issuance of our convertible

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

notes, partially offset by $11.4 million in cash used in operations and $4.9 million in net purchases of property and equipment.
As of June 30, 2017, we had 1,247 employees, down 6% from 1,327 at March 31, 2017 and down 20% from 1,552 at the end of 2016.
Looking ahead
Our business outlook for the third quarter of 2017 and full year 2017 includes, where applicable, our current expectations for revenue, gross margin, operating expenses, income tax expense, adjusted EBITDA and weighted-average shares. We publish our business outlook in our quarterly earnings release. Our business outlook and any updates thereto are publicly available on our investor relations website, http://investor.gopro.com. Our business outlook and investor relations website are not incorporated by reference in this Quarterly Report on Form 10-Q.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below.  While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred material operating losses in 2016 and in the first quarter of 2017. In the second quarter of 2017 we lowered operating expenses and achieved positive adjusted EBITDA. Our future success will depend in part upon our ability to continue to manage our operating expenses effectively. Our recent restructuring actions have significantly reduced our operating expenses in the first half of 2017 compared to the first half of 2016, while also providing a flatter, more efficient global organization that will allow for improved communication and alignment among our functional teams. If we are unable to generate adequate revenue growth and to manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.
Investing in research and development and making the smartphone central to the GoPro experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, drones, mobile applications and other new products and services. We plan to build upon our integrated storytelling solution in future periods, with the smartphone playing an even more central role in the GoPro experience. Our investments, including marketing and advertising expenses, may not successfully drive increased sales of our products and our users may not adopt our new offerings. If we fail to innovate and enhance our integrated storytelling solution, our brand, market position and revenue will be adversely affected. Further, we have incurred substantial research and development expenses and if our efforts are not successful, we will not recover the value of these investments.
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
Growing our total addressable international market. We continue to believe that international markets represent a significant growth opportunity for GoPro. Revenue from outside the United States comprised 53% of total revenue in the second quarter of 2017 and full year 2016. While the total market for digital cameras has declined in recent periods, as smartphone and tablet camera quality has improved, we continue to believe our consumers’ differentiated use of GoPro cameras, our integrated storytelling solution and our powerful brand helps insulate our business from many of the negative trends facing this category. However, we expect the markets in which we conduct our business will remain highly competitive. We plan to increase our presence globally through the active promotion of our brand,

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

the creation and cultivation of regional strategic and marketing partnerships, the introduction of localized products in international markets with region specific marketing, and an investment focus on the biggest opportunities in Europe and the Asia-Pacific region.
Expanding the GoPro experience to advanced users. Our growth also depends on expanding our total addressable market with new capture perspectives, including aerial and spherical, which are resource-intensive initiatives in highly competitive markets. Prior to the launch of our Karma drone, we had no prior experience in the consumer drone market and expect to face significant competition from incumbent companies promoting their own drones and related products. We currently plan for a limited commercial release of our new spherical camera, Fusion, by the end of 2017. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas.
Seasonality.  Historically, we have experienced the highest levels of revenue in the fourth quarter of the year, coinciding with the holiday shopping season, particularly in the United States and Europe. Timely and effective product introductions and forecasting, whether just prior to the holiday season or otherwise, are critical to our operations and financial performance.
See Item 1A. Risk Factors, for further discussion on risks that could materially and adversely affect our business, financial condition and results of operations

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented and each of the periods presented as a percentage of revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2017		2016		2017		2016
Revenue	$296,526	100%	$220,755	100%	$515,140	100%	$404,291	100%
Cost of revenue	190,894	64	127,753	58	340,942	66	251,575	62
Gross profit	105,632	36	93,002	42	174,198	34	152,716	38
Operating expenses:
Research and development	55,497	19	93,049	42	121,663	24	170,028	42
Sales and marketing	56,678	19	84,888	38	124,534	24	164,337	41
General and administrative	18,440	6	24,442	12	41,199	8	49,163	12
Total operating expenses	130,615	44	202,379	92	287,396	56	383,528	95
Operating loss	(24,983)	(8)	(109,377)	(50)	(113,198)	(22)	(230,812)	(57)
Other income (expense):
Interest expense	(3,784)	(1)	(516)	—	(4,598)	(1)	(659)	—
Other income, net	222	—	1,176	1	383	—	1,012	—
Total other income (expense), net	(3,562)	(1)	660	1	(4,215)	(1)	353	—
Loss before income taxes	(28,545)	(9)	(108,717)	(49)	(117,413)	(23)	(230,459)	(57)
Income tax expense (benefit)	1,991	1	(16,950)	(8)	24,273	5	(31,233)	(8)
Net loss	$(30,536)	(10)%	$(91,767)	(41)%	$(141,686)	(28)%	$(199,226)	(49)%

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Camera units shipped	1,061	759	40%	1,799	1,460	23%

Direct channel	$169,672	$127,942	33%	$284,437	$211,831	34%
Percentage of revenue	57%	58%		55%	52%
Distribution channel	$126,854	$92,813	37%	$230,703	$192,460	20%
Percentage of revenue	43%	42%		45%	48%
Total revenue	$296,526	$220,755	34%	$515,140	$404,291	27%

Americas	$157,027	$124,570	26%	$252,734	$209,875	20%
Percentage of revenue	53%	56%		49%	52%
EMEA	$80,214	$60,714	32%	$148,077	$120,992	22%
Percentage of revenue	27%	28%		29%	30%
APAC	$59,285	$35,471	67%	$114,329	$73,424	56%
Percentage of revenue	20%	16%		22%	18%
Total revenue	$296,526	$220,755	34%	$515,140	$404,291	27%
The year-over-year increase in revenue for the second quarter and first half of 2017, compared to 2016, was primarily driven by shipments of our new HERO5 cameras, which were released in September 2016, shipments of our Karma drone, which was newly-released in February 2017, and strong accessory revenue including our Karma Grip, which was released in December 2016. Revenue increased during the second quarter and first half of 2017, compared to 2016, across all reported geographies and channels.
Estimated global unit sell-thru decreased approximately 9% for the second quarter of 2017, from the same prior year period, driven by our second quarter 2016 discounting of legacy products that drove higher than normal sales volumes partially offset by a 13% increase in unit sell-thru for cameras with price points above $300 during the second quarter of 2017.
We define the average selling price of units shipped as total revenue divided by unit shipments. The average selling price of units shipped decreased 4% year-over-year for the second quarter of 2017 due to lower priced camera offerings and lower revenue from accessories, partially offset by Karma. The average selling price of units shipped increased approximately 3% year-over-year for the first half of 2017 due to shipments of our Karma drone and accessories, which were offset by slightly lower average selling price of cameras.
Cost of revenue and gross margin

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Cost of revenue	$189,259	$127,119	49%	$337,184	$249,998	35%
Stock-based compensation	415	412	1%	910	769	18%
Acquisition-related costs	1,195	222	438%	2,430	444	447%
Restructuring costs	25	—	N/A	418	364	15%
Total cost of revenue	$190,894	$127,753	49%	$340,942	$251,575	36%
Gross margin	35.6%	42.1%		33.8%	37.8%
Gross margin of 35.6% in the second quarter of 2017 decreased from 42.1% in the second quarter of 2016, or (650) bps, primarily attributable to camera mix as we transitioned from the HERO4 to HERO5 line of cameras, (570) bps,

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

and lower gross margin contribution from Karma drone sales as compared to camera sales, (250) bps, partially offset by the allocation of fixed overhead costs across higher unit shipments, 200 bps.
Gross margin of 33.8% in the first half of 2017 decreased from 37.8% in the first half of 2016, or (400) bps, primarily attributable to camera mix as we transitioned from the HERO4 to HERO5 line of cameras, (490) bps, and lower gross margin contribution from Karma drone sales as compared to camera sales, (230) bps, partially offset by the allocation of fixed overhead costs across higher unit shipments, 170 bps, and the sale of previously discontinued and written off cameras in the first half of 2017, 150 bps.
Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Research and development	$47,459	$83,745	(43)%	$101,128	$150,774	(33)%
Stock-based compensation	5,390	7,086	(24)%	11,072	13,096	(15)%
Acquisition-related costs	946	2,218	(57)%	2,082	3,503	(41)%
Restructuring costs	1,702	—	N/A	7,381	2,655	178%
Total research and development	$55,497	$93,049	(40)%	$121,663	$170,028	(28)%
Percentage of revenue	18.7%	42.2%		23.6%	42.1%
The year-over-year decrease of $37.6 million and $48.4 million, or 40% and 28%, in research and development expenses in the second quarter and first half of 2017, respectively, compared to 2016 reflected decreases in consulting and outside professional service costs of $13.8 million and $24.0 million, respectively, and decreases in material and equipment costs of $5.6 million and $10.4 million, respectively. Cash-based personnel-related costs decreased by $14.3 million and $13.7 million (excluding restructuring costs) in the second quarter and first half of 2017, respectively, driven by a 22% reduction in global research and development headcount as a result of our restructuring actions. See "Restructuring costs" below for information regarding restructuring charges recorded in 2017 and 2016. Operationally, the decrease in research and development expenses reflected the significant investments we made during 2016 to develop and build an aerial capture system along with recent cost reduction initiatives implemented by our restructuring plans.
Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Sales and marketing	$54,322	$81,209	(33)%	$114,245	$154,754	(26)%
Stock-based compensation	1,995	3,679	(46)%	4,686	6,883	(32)%
Acquisition-related costs	—	—	N/A	—	22	(100)%
Restructuring costs	361	—	N/A	5,603	2,678	109%
Total sales and marketing	$56,678	$84,888	(33)%	$124,534	$164,337	(24)%
Percentage of revenue	19.1%	38.5%		24.2%	40.6%
The year-over-year decrease of $28.2 million and $39.8 million, or 33% and 24%, in total sales and marketing expenses in the second quarter and first half of 2017, respectively, compared to 2016 was primarily attributable to decreases in advertising and promotional activity of $12.7 million and $19.9 million, respectively. Cash-based personnel-related costs decreased by $6.9 million and $10.7 million (excluding restructuring costs) in the second quarter and first half of 2017, respectively, driven by a 34% reduction in global sales and marketing headcount as a result of our restructuring actions, which included the closure of our entertainment group in the fourth quarter of 2016. See "Restructuring costs" below for information regarding restructuring charges recorded in 2017 and 2016.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
General and administrative	$14,736	$17,980	(18)%	$32,120	$34,861	(8)%
Stock-based compensation	3,435	6,227	(45)%	7,692	12,387	(38)%
Acquisition-related costs	1	235	(100)%	(22)	1,104	(102)%
Restructuring costs	268	—	N/A	1,409	811	74%
Total general and administrative expenses	$18,440	$24,442	(25)%	$41,199	$49,163	(16)%
Percentage of revenue	6.2%	11.1%		8.0%	12.2%
The year-over-year decrease of $6.0 million and $8.0 million, or 25% and 16%, in total general and administrative expenses in the second quarter and first half of 2017, respectively, compared to 2016 was primarily attributable to decreases in stock-based compensation of $2.8 million and $4.7 million, respectively, due to the timing of expense recognition attributable to the CEO RSUs (see Note 4 to the Notes to Condensed Consolidated Financial Statements above). Cash-based personnel-related costs (excluding restructuring costs) decreased by $1.2 million and $1.6 million year-over-year in the second quarter and first half of 2017 compared to 2016, respectively.
Restructuring costs
First quarter 2017 restructuring plan. On March 15, 2017, we approved a restructuring plan to further reduce future operating expenses and further align resources around our long-term business strategy. The restructuring provided for a reduction of our global workforce as well as the consolidation of certain leased office facilities. In the first half of 2017, we recorded restructuring charges of $10.7 million related to our first quarter 2017 restructuring plan, which consisted of $9.0 million for severance and related costs and $1.7 million for accelerated depreciation. The plan is substantially completed and we anticipate that any additional charges related to this restructuring will be immaterial.
Fourth quarter 2016 restructuring plan. On November 29, 2016, we approved a plan to restructure our business to reduce operating expenses and work toward achieving our goal of returning to non-GAAP profitability for 2017. The fourth quarter 2016 restructuring plan included a reduction in our global workforce of approximately 15%, the elimination of our entertainment group and the consolidation of certain leased office facilities. Associated with this plan, we recorded cumulative restructuring charges of $40.7 million, of which $4.1 million was recognized in the first half of 2017. The plan is substantially completed and we anticipate that any additional charges related to this restructuring will be immaterial.
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
See Note 10 to the Notes to Condensed Consolidated Financial Statements for accrued payable balance associated with our restructuring plans as of June 30, 2017.
Other income (expense)

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Interest expense	$(3,784)	$(516)	633%	$(4,598)	$(659)	598%
Other income, net	222	1,176	(81)%	383	1,012	(62)%
Total other income (expense), net	$(3,562)	$660	(640)%	$(4,215)	$353	(1,294)%
Total other income (expense), net increased by $4.2 million and $4.6 million year-over-year in the second quarter and first half of 2017, respectively, compared to 2016. These increases were primarily attributed to interest expense on our outstanding debt and lower gains from hedging activities and currency related fluctuations.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Our interest expense will increase in 2017 and future periods due to the accretion of debt to face value and cash based interest due on the note. See Note 3 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Income tax expense (benefit)	$1,991	$(16,950)	(112)%	$24,273	$(31,233)	(178)%
Effective tax rate	(7.0)%	15.6%		(20.7)%	13.6%
We recorded an income tax provision of $2.0 million for the second quarter of 2017 on a pre-tax net loss of $28.5 million, which resulted in a negative effective tax rate of 7.0%. We recorded an income tax provision of $24.3 million for the six months ended June 30, 2017, which resulted in a negative effective tax rate of 20.7%. Our income tax provision in the first half of 2017 was principally composed of tax expenses incurred on pre-tax income in profitable foreign jurisdictions. While we incurred pre-tax losses in the United States and certain lower-rate jurisdictions, we do not expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against our U.S. deferred tax assets (see Note 6 to the Notes to Condensed Consolidated Financial Statements above). The effective tax rate of 15.6% and 13.6% for the second quarter and first half of 2016 resulted from providing a net tax benefit on pre-tax losses in the United States, which was offset by income taxes at lower rates in profitable foreign jurisdictions (primarily related to our wholly owned subsidiaries in Europe).
Future changes in our forecast annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The following table presents selected financial information as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$149,755	$192,114
Marketable securities	—	25,839
Total cash and investments	$149,755	$217,953
Percentage of total assets	21%	24%
Our primary source of cash is receipts from revenue. Other sources of cash are proceeds from issuance of debt, participation in the employee stock purchase plan and the exercise of employee options. The primary uses of cash are inventory procurement, payroll-related expenses, general operating expenses, including marketing and office rent, and other costs of revenue. Other uses of cash include purchases of property and equipment and business acquisitions.
As of June 30, 2017, our cash of $149.8 million was down $68.2 million or 31.3%, compared to $218.0 million at December 31, 2016. The decrease was primarily due to a net operating loss during the period, payments on accounts payable and other liabilities primarily for inventory and severance obligations, partially offset by collections of accounts receivable and the issuance of convertible notes. We used cash in operations of $149.4 million and received proceeds of $91.8 million from issuance of convertible notes, net of the prepaid forward transaction and issuance costs. As of June 30, 2017, $52.4 million of cash was held by our foreign subsidiaries.
As of June 30, 2017, we could borrow up to approximately $89 million under the credit facility, based upon a borrowing base formula with respect to our inventory and accounts receivable balances.
Convertible Notes
On April 12, 2017, we issued $175 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 in a private placement to purchasers for resale to qualified institutional buyers. The Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. The Notes are convertible into cash, shares of the Class A common stock, or a combination thereof, at our election, at an initial conversion rate of 94.0071 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. We will pay interest on the Notes semi-annually in arrears on April 15 and October 15 of each year with interest payments beginning on October 15, 2017. Proceeds received from the issuance of the Notes was allocated between a liability component (long-term debt) and an equity component (additional paid-in capital), within the consolidated balance sheet for the second quarter of 2017. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.
In connection with the offering, we entered into a prepaid forward stock repurchase transaction with a financial institution. Pursuant to the Prepaid Forward, we used approximately $78 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of our Class A common stock underlying the Prepaid Forward is approximately 9.2 million shares (based on the NASDAQ closing sale price of our Class A common stock on April 6, 2017). The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to us the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to us. We intend to use the remaining net proceeds from the offering of approximately $92 million for general corporate purposes.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity
We believe, based on our most current projections, that our cash and cash equivalents balance, including available borrowings under our credit facility, will be sufficient to address our working capital needs, capital expenditures, outstanding commitments and other liquidity requirements for at least the next 12 months:

•
We expect that operating expenses and inventory purchases will constitute a material use of our cash balances. We intend to continue to manage our operating activities in line with our existing cash and available financial resources. We believe the restructuring actions and other cost saving initiatives we have taken will enable us to significantly reduce our operating expenses in 2017 compared to 2016.

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

•
In March 2016, we entered into a credit agreement with a syndicate of banks that provides for a secured revolving credit facility under which we could borrow up to an aggregate of $250 million. As of June 30, 2017, we could borrow up to approximately $89 million under the credit facility, based upon a borrowing base formula with respect to our inventory and accounts receivable balances. Our credit facility terminates in March 2021. (See Note 3 to the Notes to Condensed Consolidated Financial Statements above for additional information.)

•
We have completed acquisitions in the past and we may evaluate additional possible acquisitions of, or strategic investments in, businesses, products and technologies that are complementary to our business, which may require the use of cash.

•	We used a portion of the net proceeds from the Notes offering to pay for the Prepaid Forward and intend to use the remaining proceeds from the offering for general corporate purposes.
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
Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended
(in thousands)	June 30, 2017	June 30, 2016	% Change
Net cash provided by (used in):
Operating activities	$(149,366)	$(78,725)	90%
Investing activities	$15,671	$(38,452)	(141)%
Financing activities	$90,094	$1,151	7,727%
Cash flows from operating activities. Cash used in operating activities of $149.4 million in first half of 2017 was attributable to an adjusted net loss of $88.0 million (net loss adjusted for non-cash expenses of $53.7 million) as well as net cash outflow of $61.4 million from changes in operating assets and liabilities. Cash outflow related to operating assets and liabilities consisted of decreases in accounts payable and other liabilities of $178.5 million due to the payment of 2016 year-end liabilities, partially offset by collections in accounts receivable of $69.3 million (reflecting seasonally lower sales) and a decrease of $40.5 million attributable to decreased inventory procurement activity in the first half of 2017. The increase in cash used in operating activities of $70.6 million in the first half of 2017 compared to 2016 was due to a $144.2 million decrease in net assets and liabilities primarily offset by $57.5 million decrease in losses in the first half of 2017 compared to 2016.
Cash flows from investing activities. Our primary investing activities consist of maturities and sales of marketable securities, business acquisitions and purchases of property and equipment. Cash provided by investing activities

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

was $15.7 million in the first half of 2017 resulting from net maturities and sales of marketable securities of $25.8 million to be used in operations offset by $10.1 million for net purchases of property and equipment. Cash used in investing activities was $38.5 million in the first half of 2016 resulting from net maturities and sales of marketable securities of $78.1 million, offset by $104.4 million in net cash used for acquisitions and $12.2 million for net purchases of property and equipment.
Cash flows from financing activities. Our primary financing activities consisted of issuances of convertible notes and the issuance of equity securities under our common stock plans. Cash provided by financing activities was $90.1 million in the first half of 2017 resulting from $175.0 million from the issuance of Notes and $6.6 million cash received from stock purchases made through our ESPP and employee stock option exercises partially offset by $78.0 million for the Prepaid Forward and $8.2 million from net RSUs settlements. Cash provided by financing activities was $1.2 million in the first half of 2016 resulting primarily from $4.4 million in net proceeds received from stock purchases made through our ESPP and employee stock option exercises, as well as $0.9 million of excess tax benefits related to stock-based compensation, partially offset by payments of $3.2 million for costs incurred to secure our credit facility.
Contractual Commitments
Contractual obligations. See Note 3 for discussion regarding our Convertible Senior Notes and Note 8 for discussion regarding facility leases and other contractual commitments in the Notes to the Condensed Consolidated Financial Statements.
In addition, as of June 30, 2017, we recorded accrued liabilities for certain purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts. (See Accrued Liabilities in Note 2 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.)
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

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the second quarter of 2017 from those disclosed in our 2016 Annual Report.

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
The following tables present a reconciliation of net loss to adjusted EBITDA:

	Three months ended
(in thousands)	June 30, 2017	March 31, 2017	June 30, 2016
Net loss	$(30,536)	$(111,150)	$(91,767)
Income tax expense (benefit)	1,991	22,282	(16,950)
Interest income (expense), net	3,652	761	117
Depreciation and amortization	11,467	11,693	9,482
POP display amortization	4,955	5,165	4,957
Stock-based compensation	11,235	13,125	17,404
Restructuring costs	2,356	12,455	—
Adjusted EBITDA	$5,120	$(45,669)	$(76,757)
The following tables present a reconciliation of net loss to non-GAAP net loss:

	Three months ended
(in thousands)	June 30, 2017	March 31, 2017	June 30, 2016
Net loss	$(30,536)	$(111,150)	$(91,767)
Stock-based compensation	11,235	13,125	17,404
Acquisition-related costs	2,142	2,348	2,675
Restructuring costs	2,356	12,455	—
Non-cash interest expense	1,530	—	—
Income tax adjustments (1)	359	20,439	(907)
Non-GAAP net loss	$(12,914)	$(62,783)	$(72,595)
Non-GAAP diluted loss per share	$(0.09)	$(0.44)	$(0.52)
(1) Beginning in the first quarter of 2017, we implemented a cash-based non-GAAP expense approach (based upon expected annual cash payments for income taxes) for evaluating operating performance as well as for planning and forecasting purposes. This non-GAAP approach eliminates the effects of period specific items, which can vary in size and frequency and does not necessarily reflect our long-term operations. Historically, we computed a non-GAAP tax rate based on non-GAAP pre-tax income on a quarterly basis, which considered the income tax effects of the adjustments above.
We use these non-GAAP financial measures of adjusted EBITDA, non-GAAP net income (loss), and non-GAAP earnings (loss) per share to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. We believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. These non-GAAP financial measures should not be considered in isolation from, or as an alternative to, measures prepared in accordance with GAAP, and are not based on any comprehensive set of accounting rules or principles. These non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Some of these limitations are:

•	these non-GAAP financial measures may exclude certain recurring, non-cash charges such as stock-based compensation, non-cash interest expense and amortization of acquired intangible assets;

•	adjusted EBITDA does not reflect tax payments that reduce cash available to us;

•
adjusted EBITDA excludes depreciation and amortization and, although these are non-cash charges, the property and equipment being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash capital expenditure requirements for such replacements;

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

•	adjusted EBITDA excludes the amortization of POP display assets because it is a non-cash charge, and similar to depreciation of property and equipment and amortization of acquired intangible assets;

•	adjusted EBITDA and non-GAAP net income (loss) excludes the impairment of intangible assets because it is a non-cash charge that is inconsistent in amount and frequency;

•
adjusted EBITDA and non-GAAP net income (loss) excludes restructuring costs because these expenses do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of current operating performance or comparisons to the operating performance in other periods;

•
non-GAAP net income (loss) also excludes non-cash interest expense because it is a non-cash charge, provides greater visibility to the underlying performance of the business operations, facilitates comparison of our results with other periods and may also facilitate comparison with the results of other companies in our industry; and

•	other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
Because of these limitations, you should consider our non-GAAP financial measures including, adjusted EBITDA, non-GAAP net income (loss) and non-GAAP diluted earnings (loss) per share, alongside other financial performance measures, including our financial results presented in accordance with GAAP.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to the Company’s market risk during the first six months of 2017. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2016 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2017. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended June 30, 2017, which were identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Shareholder class action lawsuits
Beginning on January 13, 2016, the first of four purported shareholder class action lawsuits was filed in the U.S District Court for the Northern District of California against the Company and certain of its officers (the “GoPro Defendants”). Similar complaints were filed on January 21, 2016, February 4, 2016, and February 19, 2016.  Each of the complaints purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between July 21, 2015 and January 13, 2016 for the first three complaints and between November 26, 2014 and January 13, 2016 for the last filed complaint.  Each complaint purports to allege that defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and each seeks unspecified compensatory damages, fees and costs.  On April 21, 2016, the court consolidated the complaints and appointed lead plaintiff and lead counsel for the first three actions (the “Camia Investments Class Action”); the court allowed the fourth action to proceed separately as to the period November 26, 2014 through July 20, 2015 (the “Majesty Palms Class Action”) and appointed lead plaintiff and lead counsel for that action.  The lead plaintiff in the Majesty Palms Class Action did not file an amended complaint and voluntarily dismissed the Majesty Palms Class Action on July 28, 2016. On September 26, 2016, the GoPro Defendants filed a motion to dismiss the Camia Investment Class Action.  On May 1, 2017, the court granted that motion, dismissing the complaint with leave to amend the complaint. On June 16, 2017, the lead plaintiff in the Camia Investment Class Action did not file an amended complaint and stipulated to enter final judgment in favor of the GoPro Defendants. On June 18, 2017, the court entered final judgment in favor of the GoPro Defendants.
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
On November 16, 2016, a purported shareholder class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and Mr. Woodman, our Chairman and CEO (“Defendants”).  The complaint purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 4, 2016.  The complaint purports to allege that Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages, fees and costs.  On February 6, 2017, the court appointed lead plaintiff and lead counsel. On March 14, 2017, the lead plaintiff filed an amended complaint against the Company and certain of its officers (“GoPro Defendants”) on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 8, 2016.  On April 13, 2017, the GoPro Defendants filed a motion to dismiss the amended complaint.  On July 26, 2017, the court denied that motion.
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

Item 1A. Risk Factors
The risks described in "Risk Factors," in our Annual Report on Form 10-K for the year ended December 31, 2016, and as supplemented below, could materially and adversely affect our business, financial condition and results of operations. We do not believe any of the updates below constitute material changes from the risk factors previously disclosed in our 2016 Annual Report. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
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
In addition, we incurred substantial operating losses of $113.2 million and $230.8 million through the first half of 2017 and 2016, respectively. We also incurred a substantial operating loss of $373 million for full year 2016 as compared to operating income of $54.7 million for full year 2015. Lower levels of revenue or higher levels of operating expense investment in future periods may result in additional losses or limited profitability. In the fourth quarter of 2016, we implemented a company-wide restructuring of our business resulting in a reduction in our global workforce and the elimination of certain open positions, the elimination of several high-cost initiatives, including the closure of our entertainment group in order to focus our resources on our hardware and software integrated storytelling solution, and the consolidation of certain leased office facilities. In the first quarter of 2017, we announced a restructuring that provided for a further reduction in our global workforce and the elimination of certain open positions. We may not realize the cost savings expected from these actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
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
In particular, for our camera designs we incorporate image processors, sensors and lens solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our camera and drone products. For example, we incorporate video compression and image processing semiconductors from Ambarella, Inc. in our HERO5 cameras. We do not currently have alternative suppliers for several key components. In the event that any of our key suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.
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
Since November 2016, we have implemented two global reductions-in-force and other restructuring actions to reduce our future operating expenses. Furthermore, in December 2016, we announced the resignation of our President, and in January 2017, we appointed our Senior Vice President of Software and Services to be our Chief Operating Officer. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions could have an adverse impact on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. If more of our key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer. Furthermore, if our founder and CEO, Nick Woodman, left the Company, his departure could affect our ability to continue to attract other top executives and potentially negatively impact the view of our brand.
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources than we do. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during the twelve months ended June 30, 2017, our stock price ranged from a high of $17.68 in the fourth quarter of 2016 to a low of $7.14 in the first quarter of 2017. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenues in the fourth quarter of each year due to demand related to the holiday season, and in some years, including

2016, the launch of new products heading into the holiday season. Fourth quarter revenue comprised 46%, 27% and 45% of our 2016, 2015 and 2014 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly. For example, as a result of production issues impacting launch volumes of our HERO5 Black cameras and the recall of our Karma drones, we were limited in our ability to meet initial estimated customer demand for the 2016 holiday season. In addition, we typically experience lower revenue in the first half of the year. In addition, we typically experience lower revenue in the first half of the year. For example, revenue of $515.1 million for the first half of 2017 decreased $266.1 million, or 34.1%, sequentially from $781.2 million in the last half of 2016. First half revenue comprised 34%, 48% and 34% of our annual 2016, 2015 and 2014 revenue, respectively.
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
Our success will depend in part upon our ability to manage our operating expenses effectively. We incurred significant operating losses in 2016 and the first half of 2017 and, as of June 30, 2017, we had an accumulated deficit of $400.9 million. In the first and fourth quarters of 2016 and in the first quarter of 2017, we implemented global reductions-in-force and other restructuring actions to reduce our future operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions. Aggregate charges for employee termination and the timing to recognize these charges and other costs associated with the restructuring, including the estimates of related cash expenditures made in connection with the restructuring, may exceed estimated and disclosed amounts and may not lead to improvements in results of operations at expected levels.
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
Our success depends on the value and reputation of our brand, including our primary trademarks “GOPRO,” “HERO,” "KARMA," "SESSION" and the GoPro logos. The GoPro brand is integral to the growth of our business and expansion into new markets. Maintaining, promoting and positioning our brand will largely depend on the success of our marketing and merchandising efforts, our ability to provide consistent, high quality products and services, and our consumers' satisfaction with the technical support and software updates we provide. Failure to grow and maintain our brand or negative publicity related to our products, our consumers’ user-generated content, the athletes we sponsor, the celebrities we are associated with, or the labor policies of any of our suppliers or manufacturers could adversely impact our brand, business and operating results. For example, if consumers do not develop confidence in the performance of our re-launched drone, the KARMA brand may be impaired and our ability to grow our drone business will be harmed. Maintaining and enhancing our brand also requires substantial financial investments, although there is no guarantee that these investments will increase sales of our products or positively impact our operating results.
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
Our intellectual property and proprietary rights may not adequately protect our products and services, and our business may suffer if it is alleged or determined that our technology, products, or another aspect of our business infringes third party intellectual property or if third parties infringe our rights.
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
We have registered, and applied to register, certain of our trademarks in several jurisdictions worldwide. In some of those jurisdictions, third party filings exist for the same, similar or otherwise related products or services, which could block the registration of our marks. Even if we are able to register our marks, competitors may adopt or file similar marks to ours, seek to cancel our trademark registrations, register domain names that mimic or incorporate our marks, or otherwise infringe upon or harm our trademark rights. Although we police our trademark rights carefully, there can be no assurance that we are aware of all third party uses or that we will prevail in enforcing our rights in all such instances. Any of these negative outcomes could impact the strength, value and effectiveness of our brand, as well as our ability to market our products. We have also registered domain names for websites, or URLs, that we use in our business, such as gopro.com. If we are unable to protect our domain names, our brand, business, and operating results could be adversely affected. Domain names similar to ours have already been registered in the United States and elsewhere, and we may not be able to prevent third parties from acquiring and using domain names that infringe, are similar to, or otherwise decrease the value of, our trademarks. In addition, we might not be able to, or may choose not to, acquire or maintain trademark registrations, domain names, or other related rights in certain jurisdiction.
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
The distribution of GoPro content helps to market our brand and our products. If we cannot continue to acquire rights to distribute user-generated content or acquire rights to use and distribute music, athlete and celebrity names and likenesses or other content for our original productions or third party entertainment distribution channels or for our software products, our marketing efforts could be diminished, our sales could be harmed and our future content strategy could be adversely affected. In addition, third-party content providers or owners may allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use of or otherwise alter our business practices on a timely basis in response to claims of infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business may be adversely affected. As a user and distributor of content, we face potential liability for rights of publicity and privacy, as well as copyright, or trademark infringement or other claims based on the nature and content of materials that we distribute. If we are found to violate such third party rights, then our business may suffer.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our stock price has ranged from $7.14 to $98.47 per share through June 30, 2017. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also impact the price of our convertible senior notes.
In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also impacts the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a defendant in two shareholder class action lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See “Legal Proceedings.”
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
Issuer purchases of equity securities. Share repurchase activity for our Class A and Class B common stock during the three months ended June 30, 2017 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
April 1 - 30, 2017	9,166	$8.51	9,166	$—
May 1 - 31, 2017	—	—		—
June 1 - 30, 2017	—	—	—	—
Total	9,166	$8.51	9,166	$—
(1) Although the 9.2 million shares of Class A common stock that will be repurchased through the Forward Transaction remain outstanding for corporate law purposes, including for purposes of any future stockholder votes, these shares are reflected in the above table as they are accounted for as a repurchase.

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

GoPro, Inc.
(Registrant)

Dated:	August 3, 2017	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	August 3, 2017	By: /s/ Brian McGee
Brian McGee Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
4.01	Indenture, dated as of April 12, 2017, between the Company and Wells Fargo Bank, National Association (including the form of 3.50% Convertible Senior Notes due 2022)	8-K	001-36514	4.1	April 12, 2017
10.01	Forward Stock Purchase Transaction, dated April 6, 2017, between the Company and JPMorgan Chase Bank, National Association	8-K	001-36514	10.1	April 7, 2017
10.02	First Amendment, dated August 12, 2016, to Office Lease Agreement dated November 1, 2011, between the Company and RAR2-Clearview Business Park Owner, LLC					X
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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