Form 10-Q
period 2017-09-30
GoPro, Inc.
filed 2017-11-03
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, 109,285,755 and 36,673,286 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$164,616	$192,114
Marketable securities	31,946	25,839
Accounts receivable, net	100,026	164,553
Inventory	177,190	167,192
Prepaid expenses and other current assets	36,471	38,115
Total current assets	510,249	587,813
Property and equipment, net	74,196	76,509
Intangible assets, net	26,860	33,530
Goodwill	146,459	146,459
Other long-term assets	67,665	78,329
Total assets	$825,429	$922,640

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$143,054	$205,028
Accrued liabilities	149,395	211,323
Deferred revenue	16,301	14,388
Total current liabilities	308,750	430,739
Long-term taxes payable	21,670	26,386
Long-term debt	127,861	—
Other long-term liabilities	26,878	18,570
Total liabilities	485,159	475,695

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 100,079 and 104,647 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 36,673 and 36,712 shares issued and outstanding, respectively	840,169	757,226
Treasury stock, at cost, 10,710 and 1,545 shares, respectively	(113,613)	(35,613)
Accumulated deficit	(386,286)	(274,668)
Total stockholders’ equity	340,270	446,945
Total liabilities and stockholders’ equity	$825,429	$922,640
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue	$329,805	$240,569	$844,945	$644,860
Cost of revenue	199,259	143,500	540,201	395,075
Gross profit	130,546	97,069	304,744	249,785
Operating expenses:
Research and development	55,098	96,146	176,761	266,174
Sales and marketing	46,622	91,567	171,156	255,904
General and administrative	20,777	24,945	61,976	74,108
Total operating expenses	122,497	212,658	409,893	596,186
Operating income (loss)	8,049	(115,589)	(105,149)	(346,401)
Other income (expense):
Interest expense	(4,554)	(1,156)	(9,152)	(1,815)
Other income, net	322	348	705	1,360
Total other income (expense), net	(4,232)	(808)	(8,447)	(455)
Income (loss) before income taxes	3,817	(116,397)	(113,596)	(346,856)
Income tax expense (benefit)	(10,844)	(12,329)	13,429	(43,562)
Net Income (loss)	$14,661	$(104,068)	$(127,025)	$(303,294)

Net income (loss) per share:
Basic	$0.11	$(0.74)	$(0.92)	$(2.18)
Diluted	$0.10	$(0.74)	$(0.92)	$(2.18)

Shares used to compute net income (loss) per share:
Basic	136,236	140,124	138,450	138,875
Diluted	140,288	140,124	138,450	138,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
(in thousands)	September 30, 2017	September 30, 2016
Operating activities:
Net loss	$(127,025)	$(303,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,260	30,540
Stock-based compensation	36,235	51,601
Excess tax benefit from stock-based compensation (1)	—	(2,374)
Deferred income taxes	(1,818)	(20,956)
Non-cash restructuring charges	3,859	—
Non-cash interest expense	3,366	—
Impairment of intangible assets	—	6,000
Other	3,891	4,754
Changes in operating assets and liabilities:
Accounts receivable, net	64,874	53,706
Inventory	(9,998)	43,001
Prepaid expenses and other assets	4,850	(10,526)
Accounts payable and other liabilities	(106,432)	28,584
Deferred revenue	2,095	(1,485)
Net cash used in operating activities	(93,843)	(120,449)

Investing activities:
Purchases of property and equipment, net	(18,313)	(26,516)
Purchases of marketable securities	(31,918)	—
Maturities of marketable securities	14,160	93,224
Sale of marketable securities	11,623	6,791
Acquisitions, net of cash acquired	—	(104,353)
Net cash used in investing activities	(24,448)	(30,854)

Financing activities:
Proceeds from issuance of common stock	9,623	6,202
Taxes paid related to net share settlement of equity awards	(11,278)	(860)
Proceeds from issuance of convertible senior notes	175,000	—
Prepayment of forward stock repurchase transaction	(78,000)	—
Excess tax benefit from stock-based compensation (1)	—	2,374
Payment of deferred acquisition-related consideration	(76)	(950)
Payment of debt issuance costs	(5,963)	(3,287)
Net cash provided by financing activities	89,306	3,479
Effect of exchange rate changes on cash and cash equivalents	1,487	(271)
Net decrease in cash and cash equivalents	(27,498)	(148,095)
Cash and cash equivalents at beginning of period	192,114	279,672
Cash and cash equivalents at end of period	$164,616	$131,577
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
January 1, 2018
The Company completed an initial analysis of the impact of the standard on its sales contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its sales contracts. Although the Company is continuing to review certain aspects of its policies and practices, the Company's analysis of its contracts under the new standard supports the recognition of its product revenue at the time product is shipped, consistent with its current revenue policy. The Company expects that, as a result of the adoption of the new guidance, certain sales incentives will need to be estimated as variable consideration at the time product is shipped and included as a reduction to the transaction price. This will result in a reduction of revenue being recorded earlier than under the existing guidance. The Company recognized approximately $30 and $42 million as a reduction to revenue for such sales incentives for the first nine months of 2017 and for the full year 2016, respectively. The Company does not expect that the adoption of ASU 2014-09 will have a material impact to the quarterly or yearly revenue recognized.  The Company expects to utilize the modified retrospective transition method.

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

January 1, 2018
The Company completed an initial analysis of the impact of the new standard and intends to apply the modified retrospective approach upon adoption. The Company will continue to evaluate the impact of the new standard but does expect that the adoption of ASU 2016-16 on January 1, 2018 will result in a $10-15 million cumulative-effect increase in accumulated deficit on its consolidated financial statements and related disclosures.

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

	January 1, 2020	The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.
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

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	September 30, 2017			December 31, 2016
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$45,954	$—	$45,954	$18,024	$—	$18,024
Commercial paper	9,991	—	9,991	—	—	—
Corporate debt securities	—	4,500	4,500	—	—	—
Total cash equivalents	$55,945	$4,500	$60,445	$18,024	$—	$18,024
Marketable securities:
U.S. agency securities	$—	$—	$—	$—	$8,283	$8,283
Commercial paper	17,428	—	17,428	—	—	—
Corporate debt securities	—	14,518	14,518	—	15,226	15,226
Municipal securities	—	—	—	—	2,330	2,330
Total marketable securities	$17,428	$14,518	$31,946	$—	$25,839	$25,839
(1) Included in “cash and cash equivalents” in the accompanying condensed consolidated balance sheets. Cash balances were $104.2 million and $174.1 million as of September 30, 2017 and December 31, 2016, respectively.

There were no transfers of financial assets between levels for the periods presented.
Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

value. There were no transfers of financial assets between levels during the nine months ended September 30, 2017. The contractual maturities of available-for-sale marketable securities as of September 30, 2017 and December 31. 2016 were all less than one year in duration. At September 30, 2017 and December 31, 2016, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At September 30, 2017 and December 31, 2016, the amortized cost of the Company's cash equivalents and marketable securities approximated their fair value and there were no material unrealized gains or losses, either individually or in the aggregate.
The Company's liabilities that are disclosed but not measured at fair value include the Convertible Senior Notes (see Note 4, "Financing Arrangements") which are reflected on the unaudited condensed consolidated balance sheet at cost. The fair value measurement is classified as Level 2 within the fair value hierarchy since it is based on quoted market prices of the Company's instruments in markets that are not active. The Company estimated the fair value of the Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment used in the calculations of fair value on September 30, 2017, excluding any issuance costs, is the amount that a market participant would be willing to lend at September 30, 2017 to an entity with a credit rating similar to the Company and achieve sufficient cash inflows to cover the scheduled cash outflows. The calculated fair value of the Notes, of $215.8 million, is highly correlated to the Company's stock price and as a result significant changes to stock price will have a significant impact on the calculated fair value of the Notes.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

3. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	September 30, 2017	December 31, 2016
Components	$25,997	$25,236
Finished goods	151,193	141,956
Total inventory	$177,190	$167,192
Property and equipment, net

(in thousands)	September 30, 2017	December 31, 2016
Leasehold improvements	$67,611	$48,103
Production, engineering and other equipment	47,221	46,328
Tooling	24,865	23,742
Computers and software	20,834	18,750
Furniture and office equipment	14,602	12,530
Tradeshow equipment and other	7,549	7,578
Construction in progress	284	1,870
Gross property and equipment	182,966	158,901
Less: Accumulated depreciation and amortization	(108,770)	(82,392)
Property and equipment, net	$74,196	$76,509

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Intangible assets

	September 30, 2017
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$49,901	$(23,656)	$26,245
In-process research and development (IPR&D)	615	—	615
Total intangible assets	$50,516	$(23,656)	$26,860

	December 31, 2016
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$47,001	$(17,086)	$29,915
IPR&D	3,615	—	3,615
Total intangible assets	$50,616	$(17,086)	$33,530
As of September 30, 2017, technological feasibility has not been established for the remaining IPR&D assets, which have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.
Amortization expense was $6.7 million and $6.5 million in the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, expected amortization expense of intangible assets with definite lives for future periods is as follows:

(in thousands)	Total
Year ending December 31,
2017 (remaining 3 months)	$2,361
2018	9,263
2019	8,753
2020	4,998
2021	870
$26,245
Accrued liabilities

(in thousands)	September 30, 2017	December 31, 2016
Accrued payables	$38,504	$91,655
Employee related liabilities (1)	25,503	42,577
Accrued sales incentives	23,712	40,070
Warranty liability	9,303	11,456
Customer deposits	2,735	4,381
Income taxes payable	7,477	2,756
Purchase order commitments	2,774	4,730
Inventory received	25,669	3,950
Other	13,718	9,748
Accrued liabilities	$149,395	$211,323

(1)	See Note 11 for amounts associated with restructuring liabilities.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

4. Financing Arrangements
Credit Facility
In March 2016, the Company entered into a Credit Agreement (Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo, as co-agent, and the lender parties thereto. The Credit Agreement provides for a secured revolving credit facility (Credit Facility) under which the Company may borrow up to an aggregate of $250 million and the Company and lenders may increase the total commitments under the Credit Facility to up to $300 million, subject to certain conditions. The Credit Facility will terminate and all outstanding borrowings become due and payable in March 2021.
The amount that may be borrowed under the Credit Facility is determined at periodic intervals and is based upon a borrowing base formula with respect to the Company’s inventory and accounts receivable balances. For additional information regarding the credit facility, please refer to the audited financial statements contained in our Annual Report.
At September 30, 2017 and December 31, 2016, the Company could borrow up to approximately $110 million and $150 million, respectively, under the Credit Facility and was in compliance with all financial covenants contained in the Credit Agreement. No borrowings have been made from the Credit Facility to date.
Convertible Notes
On April 12, 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 (Notes) in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended (Securities Act). The Notes were issued pursuant to an Indenture, dated as of April 12, 2017, between the Company and Wells Fargo Bank, National Association, as trustee (Wells Fargo). The Notes are senior, unsecured obligations of GoPro. The Notes mature on April 15, 2022 (Maturity Date), unless earlier repurchased or converted into shares of Class A common stock under certain circumstances described below. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 94.0071 shares of Class A common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. The Company currently intends to deliver cash up to the principal amount of the Notes then outstanding upon conversion. The Company will pay interest on the Notes semi-annually in arrears on April 15 and October 15 of each year with interest payments beginning on October 15, 2017.
The $175.0 million of proceeds received from the issuance of the Notes were allocated between long-term debt (the liability component) of $128.3 million and additional paid-in-capital (the equity component) of $46.7 million on the condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Notes. The liability component will be accreted up to the face value of the Notes of $175.0 million, which will result in additional non-cash interest expense being recognized in the condensed consolidated statements of operations through the Notes' Maturity Date. The effective interest rate on the Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 10.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
The Company incurred approximately $5.7 million of issuance costs related to the issuance of the Notes, of which $4.2 million and $1.5 million were recorded to long-term debt and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Notes. The $4.2 million of issuance costs recorded as long-term debt on the condensed consolidated balance sheet are being amortized ratably over the five-year contractual term of the Notes.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
Regardless of whether any of the foregoing circumstances occurs, a holder may convert its Notes, in multiples of $1,000 principal amount, at any time on or after January 15, 2022 until the second scheduled trading day immediately preceding the Maturity Date of the Notes on April 22, 2022. Holders of the Notes who convert their Notes in connection with a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the Maturity Date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date.
As of September 30, 2017, the outstanding principal on the Notes was $175.0 million, the unamortized debt discount was $43.4 million, the unamortized debt issuance cost was $3.8 million and the net carrying amount of the liability component was $127.9 million, which was recorded as long-term debt within the condensed consolidated balance sheet. For the third quarter and first nine months of 2017, the Company recorded interest expense of $1.5 million and $2.8 million, respectively, for contractual coupon interest, $0.2 million and $0.4 million, respectively, for amortization of debt issuance costs and $1.8 million and $3.4 million, respectively, for amortization of the debt discount.
In connection with the offering, the Company entered into a prepaid forward stock repurchase transaction (Prepaid Forward) with a financial institution (Forward Counterparty). Pursuant to the Prepaid Forward, the Company used approximately $78.0 million of the net proceeds from the offering of the Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s Class A common stock underlying the Prepaid Forward was approximately 9.2 million. The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but will remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.
5. Employee benefit plans
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Stock options
A summary of the Company’s stock option activity for the nine months ended September 30, 2017 is as follows:

	Options outstanding
	Shares (in thousands)	Weighted- average exercise price	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016:	12,379	$12.17	$32,772
Granted	1,773	9.31
Exercised	(1,296)	1.64
Forfeited/Cancelled	(2,910)	18.19
Outstanding at September 30, 2017:	9,946	11.28	33,525

Exercisable at September 30, 2017	8,069	$11.01	$31,378
The aggregate intrinsic value of the stock options outstanding as of September 30, 2017 represents the value of the Company's closing stock price on September 30, 2017 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of RSU activity for the nine months ended September 30, 2017 is as follows:

	Shares (in thousands)	Weighted- average grant date fair value
Non-vested shares at December 31, 2016:	7,970	$18.08
Granted	5,763	9.45
Vested	(3,558)	14.43
Forfeited	(3,103)	16.93
Non-vested shares at September 30, 2017:	7,072	$13.38
In June 2014, the Company granted an award of 4.5 million RSUs covering shares of the Company's Class B common stock to the Company's CEO (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to both a market-based vesting condition and a three-year service-based vesting condition. The market-based condition was achieved in January 2015. Stock-based compensation expense related to the CEO RSUs was $0.6 million and $5.5 million for the nine months ended September 30, 2017 and 2016, respectively.
Employee stock purchase plan. For the nine months ended September 30, 2017 and 2016, the Company issued 934,359 and 668,107 shares under its ESPP at weighted average prices of $8.02 and $9.15, respectively.
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options granted and ESPP issuance is estimated using the Black-Scholes option pricing model. The fair value of RSUs is determined using the Company's closing stock price on the date of grant. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its 2016 Annual Report.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table summarizes stock-based compensation included in the condensed consolidated statements of operations:

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cost of revenue	$445	$426	$1,355	$1,195
Research and development	5,967	8,039	17,039	21,135
Sales and marketing	2,609	3,816	7,295	10,699
General and administrative	2,854	6,185	10,546	18,572
Total stock-based compensation expense	$11,875	$18,466	$36,235	$51,601
The income tax benefit related to stock-based compensation expense was zero and $15.7 million for the nine months ended September 30, 2017 and 2016, respectively. There was no income tax benefit in the nine months ended September 30, 2017 due to a full valuation allowance on the Company's U.S. net deferred tax assets (see Note 7 below).
At September 30, 2017, total unearned stock-based compensation of $90.2 million related to stock options, RSUs and ESPP shares is expected to be recognized over a weighted average period of 2.1 years.

6. Net income (loss) per share
Basic net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding, including all potentially dilutive common shares.
On April 12, 2017, the Company issued $175.0 million of 3.50% Convertible Senior Notes. The Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4, "Financing Arrangements", above. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. As the Company currently intends to deliver cash up to the principal amount of the Notes subject to conversion, no shares associated with the Note conversion were included in the Company’s weighted-average number of common shares outstanding for any periods presented. While the Company's intent is to settle any conversion in cash, the maximum number of shares issuable upon conversion of the Notes is 20.6 million shares of Class A common stock. Additionally, the calculation of weighted average shares outstanding as of September 30, 2017 excludes approximately 9.2 million effectively repurchased and held in treasury stock on the condensed consolidated balance sheet as a result of the Prepaid Forward transactions entered into in connection with the Note offering.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table presents the calculations of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Numerator:
Net income (loss)	$14,661	$(104,068)	$(127,025)	$(303,294)

Denominator:
Weighted-average common shares—basic for Class A and Class B common stock	136,236	140,124	138,450	138,875
Effect of dilutive stock-based awards	4,052	—	—	—
Weighted-average common shares—diluted for Class A and Class B common stock	140,288	140,124	138,450	138,875

Net income (loss) per share:
Basic	$0.11	$(0.74)	$(0.92)	$(2.18)
Diluted	$0.10	$(0.74)	$(0.92)	$(2.18)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Effect of anti-dilutive stock-based awards	10,573	22,693	10,837	20,803

7. Income taxes
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

	Three months ended		Nine months ended
(dollars in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income tax expense (benefit)	$(10,844)	$(12,329)	$13,429	$(43,562)
Effective tax rate	(284.1)%	10.6%	(11.8)%	12.6%

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The Company recorded an income tax benefit of $10.8 million for the three months ended September 30, 2017 on pre-tax net income of $3.8 million, which resulted in a negative effective tax rate of 284.1%. The Company recorded an income tax provision of $13.4 million for the nine months ended September 30, 2017 on a pre-tax net loss of $113.6 million, which resulted in a negative effective tax rate of 11.8%. The Company’s income tax provision for the nine months ended September 30, 2017 was principally composed of tax expense incurred on pre-tax income in profitable foreign jurisdictions based on the Company's estimated annual tax rate. The Company’s income tax benefit for the three months ended September 30, 2017 related primarily to foreign taxes and a cumulative adjustment due to the change in the Company's estimated annual tax rate. While the Company incurred pre-tax losses in the United States and certain lower-rate jurisdictions, the Company does not expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against its U.S. deferred tax assets. The effective tax rate of 10.6% and 12.6% for the three and nine months ended September 30, 2016 resulted from the Company providing a net tax benefit on pre-tax losses in the United States, which was offset by income taxes at lower rates in profitable foreign jurisdictions (primarily related to the Company's wholly owned subsidiaries in Europe). Future changes in the forecast annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.
The Company is currently under examination by the Internal Revenue Service (IRS) for the 2012 through 2015 tax years. IRS audit fieldwork has been completed however due to the claimed income tax refund relating to the carryback of 2014 and 2015 net operating losses, the case will be submitted to the Congressional Joint Committee on Taxation for approval, which may take 12 months to approve after submission. The Company believes that it has made adequate tax payments or accrued adequate amounts for our tax liabilities for these years and that the outcome of the audit will not have a material adverse effect to the Company's consolidated operating results or financial position.
At September 30, 2017 and December 31, 2016, the Company’s gross unrecognized tax benefits were $70.3 million and $56.9 million, respectively. If recognized, $16.3 million of these unrecognized tax benefits (net of U.S. federal benefit) at September 30, 2017 would be recorded as a reduction of the future income tax provision. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions and tax positions based on the Company’s interpretation of certain U.S. trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. The Company’s existing tax positions will continue to generate an increase in unrecognized tax benefits in subsequent periods. Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the completion of examinations by the U.S. or foreign taxing authorities and the expiration of statute of limitations on the Company's tax returns. Although the completion, settlement and closure of any audit is uncertain, it is reasonably possible that the total amount of unrecognized tax benefits will not materially increase within the next 12 months.

8. Related party transactions
The Company incurs costs for Company-related chartered aircraft fees for the use of the CEO’s private plane. The Company recorded expense of $31 thousand and $68 thousand in the three months ended September 30, 2017 and 2016, respectively, while recording $66 thousand and $670 thousand in the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company had no accounts payable associated with these aircraft fees.
See Note 5 above for information regarding CEO RSUs.

9. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027. As of December 31, 2016, the Company’s total future minimum lease payments under non-cancelable operating leases were $139.5 million. There have been no material changes to the Company's lease commitments. Rent expense was $4.6 million for both the three months ended September 30, 2017 and 2016 while rent expense for the nine months ended September 30, 2017 and 2016 was $14.6 million and $14.4 million, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts, software licenses related to its financial and IT systems and various other contractual commitments. As of September 30, 2017, the Company's total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $11.8 million, composed of payments of $2.9 million to be made during the remaining three months of 2017, and $5.4 million and $3.5 million in 2018 and 2019, respectively. The decrease of $41.9 million from future expected obligations of $53.7 million at December 31, 2016 was primarily due to the termination of a 3.5-year agreement the Company entered into with Red Bull GmbH in May 2016 and the termination of a contract with a software technology development vendor that resulted in a reduction to the Company's future expected obligations. There were no other material changes during the first nine months of 2017.
Product warranty
The following table summarizes the warranty liability activity:

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Beginning balances	$9,974	$8,939	$11,944	$10,855
Charged to cost of revenue	5,986	4,485	13,394	13,026
Settlements of warranty claims	(6,273)	(4,068)	(15,651)	(14,525)
Ending balances	$9,687	$9,356	$9,687	$9,356
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
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of September 30, 2017, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
10. Concentrations of risk and geographic information
Customer concentration. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company believes that credit risk for accounts receivable is mitigated by the Company's credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within management’s expectations.
Customers who represented 10% or more of the Company's net accounts receivable balance were as follows:

	September 30, 2017	December 31, 2016
Customer A	13%	15%
Customer B	20%	27%

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the Company's accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Accounts receivable sold	$51,593	$35,210	$130,555	$99,514
Factoring fees	473	267	1,153	726
Customers who represented 10% or more of the Company's total revenue were as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Customer A	16%	21%	16%	19%
Customer B	*	10%	*	12%
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
Geographic information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Americas	$163,430	$135,895	$416,164	$345,770
Europe, Middle East and Africa (EMEA)	97,179	77,346	245,256	198,338
Asia and Pacific (APAC)	69,196	27,328	183,525	100,752
Total revenue	$329,805	$240,569	$844,945	$644,860
Revenue in the United States, which is included in the Americas geographic region, was $375.9 million and $310.7 million for the nine months ended September 30, 2017 and 2016, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of September 30, 2017 and December 31, 2016, long-lived assets, which represent gross property and equipment, located outside the United States, primarily in Hong Kong and China, were $79.9 million and $76.6 million, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

11. Restructuring charges
Restructuring charges for each period were as follows:

	Nine months ended
(in thousands)	September 30, 2017	September 30, 2016
Cost of revenue	$458	$364
Research and development	8,406	2,655
Sales and marketing	5,960	2,678
General and administrative	1,964	811
Total restructuring charges	$16,788	$6,508
First quarter 2017 restructuring
On March 15, 2017, the Company approved a restructuring to further reduce future operating expenses and better align resources around its long-term business strategy. The restructuring provided for a reduction of employee headcount and open positions, eliminating a total of approximately 270 positions, as well as the consolidation of certain leased office facilities. In the first nine months of 2017, the Company recorded restructuring charges of $13.6 million, including $10.4 million related to severance and $3.2 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring are expected to be substantially completed in the fourth quarter of 2017. While the Company anticipates that any additional charges related to this restructuring will be immaterial, actual results may differ from current estimates as it relates to the consolidation of certain leased office facilities.
The following table provides a summary of the Company's restructuring activities for the first nine months of 2017 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2016	$—	$—	$—
Restructuring charges	10,435	3,171	13,606
Cash paid	(9,103)	(71)	(9,174)
Non-cash reductions	(803)	(2,925)	(3,728)
Restructuring liability as of September 30, 2017	$529	$175	$704
Fourth quarter 2016 restructuring
On November 29, 2016, the Company approved a restructuring to reduce future operating expenses. The restructuring provided for a reduction of the Company's global workforce of approximately 15%, the closure of the Company’s entertainment group to concentrate on its core business and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring, the Company has recorded cumulative charges of $40.7 million, including $3.2 million related to severance, facilities contract terminations in the nine months ended September 30, 2017. The fourth quarter 2016 restructuring actions were completed by March 31, 2017, with only small incremental charges recorded through the third quarter of 2017.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table provides a summary of the Company's restructuring activities for the first nine months of 2017 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2016	$9,660	$879	$10,539
Restructuring charges	2,127	1,055	3,182
Cash paid	(11,363)	(1,884)	(13,247)
Non-cash reductions	—	—	—
Restructuring liability as of September 30, 2017	$424	$50	$474
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
This MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the third quarter and first nine months of 2017 to 2016.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Material changes, outside our ordinary course of business, to our contractual obligations, off-balance sheet arrangements and indemnifications from December 31, 2016.

•	Non-GAAP Financial Measures. A presentation of results reconciling GAAP to non-GAAP adjusted measures.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q of GoPro, Inc. (“GoPro” or “we” or “the Company”). Our MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use such words as “expect," “anticipate," “believe," "may," "will," "estimate," "continue," "intend," "target," "goal," "plan," or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2016 and in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. Forward-looking statements include new product offering plans and key hardware and software features, research and development plans, marketing plans, plans for international expansion, plans to reduce operating expense and drive profitability, and projections of results of operations, and any discussion of the trends and other factors that drive our business and future results in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the discussion appearing thereunder in "Looking Ahead" and other sections of this Quarterly Report on Form 10-Q including but not limited to Item 1A Risk Factors. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.
Overview
GoPro, Inc. is transforming the way people capture and share their lives. What began as an idea to help athletes self-document themselves engaged in sport, GoPro has become a mobile storytelling solution that helps the world share itself through immersive content.
Helping people capture and share experiences is at the core of our business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and enjoy engaging personal content. We sell our products globally through retailers, wholesale distributors and on our website.
In the third quarter of 2017, we began shipping our newest cloud connected camera, HERO6 Black, which is powered by GoPro's custom designed GP1 processor and is the most powerful and performance featured GoPro camera to date. HERO6 Black is compatible with our ecosystem of mountable, wearable and voice activated accessories. We offer many professional-grade features with our current good-better-best offering, which includes our HERO5 Session, HERO5 Black and HERO6 Black cameras. These cameras feature voice control and automatic uploading capabilities for photos and videos to GoPro Plus, our premium cloud-based solution that enables subscribers to easily access,

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

edit and share content. HERO5 and HERO6 cameras are also compatible with GoPro QuikStories, our mobile experience that seamlessly copies your GoPro photos and video clips to your smartphone and transforms them into a ready-to-share video. GoPro QuikStories makes it simple to automatically create a polished, shareable edit complete with music, effects and transitions.
Our product offerings also include our recently announced Fusion waterproof spherical camera which is expected to be available in the fourth quarter of 2017, Karma, our drone and stabilization solution, and our entry level camera, HERO Session.
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

				% Change
(units and dollars in thousands, except per share amounts)	Q3 2017	Q2 2017	Q3 2016	Q3 2017 vs. Q2 2017	Q3 2017 vs. Q3 2016
Revenue	$329,805	$296,526	$240,569	11%	37%
Camera units shipped (1)	1,144	1,061	1,018	8%	12%
Gross margin (2)	39.6%	35.6%	40.3%	400 bps	(70) bps
Operating expenses	$122,497	$130,615	$212,658	(6)%	(42)%
Net income (loss)	$14,661	$(30,536)	$(104,068)	(148)%	(114)%
Diluted net income (loss) per share	$0.10	$(0.22)	$(0.74)	(145)%	(114)%
Cash provided by (used in) operations	$55,523	$(11,428)	$(41,724)	(586)%	(233)%

Other financial information:
Adjusted EBITDA (3)	$35,725	$5,120	$(73,622)	598%	(149)%
Non-GAAP net income (loss) (4)	$21,149	$(12,914)	$(84,279)	(264)%	(125)%
Non-GAAP income (loss) per share	$0.15	$(0.09)	$(0.60)	(267)%	(125)%
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
Third quarter 2017 and recent highlights
Our third quarter performance marks a return to profitability on both a GAAP and non-GAAP basis. Third quarter 2017 revenue of $329.8 million grew 11% sequentially and 37% from the second quarter of 2016 primarily due to increases in camera units shipped as well as the average selling price of units shipped. Our recently launched HERO6 Black camera contributed to our third quarter performance as we shipped units to customers in advance of our September 28, 2017 global product launch. We shipped 1.1 million camera units in the third quarter, up 7.8% and 12.4% from the second quarter of 2017 and third quarter of 2016, respectively. Gross margin of 39.6% in the third quarter of 2017 increased from 35.6% in the second quarter of 2017 and decreased slightly from 40.3% in the third quarter of 2016. The sequential improvement in gross margin was primarily due to the introduction of our HERO6 Black camera and, to a lesser extent, lower Karma sales in the third quarter of 2017. Our focus on effective cost management, the implementation of cost-saving initiatives and the financial benefits recognized from our restructuring actions drove operating expenses down $90.2 million year-over-year to $122.5 million for the third quarter of 2017. As a result of these year-over-year operating improvements, as well as higher revenue and gross margin dollars, adjusted EBITDA improved $109.3 million compared to the third quarter of 2016.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2017, our cash, cash equivalents and marketable securities of $196.6 million was up 31.3% compared to $149.8 million at June 30, 2017. The increase was primarily due to results of operations, notably reduced operating expenses and strong collection efforts in the third quarter of 2017.
As of September 30, 2017, we had 1,254 employees, down 19% from 1,552 at the end of 2016.
Looking ahead
Our business outlook for the fourth quarter of 2017 and full year 2017 includes, where applicable, our current expectations for revenue, gross margin, operating expenses, income tax benefit/expense, adjusted EBITDA, weighted-average shares, cash and investment balances and average selling prices. We publish our business outlook in our quarterly earnings release. Our business outlook and any updates thereto are publicly available on our investor relations website, http://investor.gopro.com. Our business outlook and investor relations website are not incorporated by reference in this Quarterly Report on Form 10-Q.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below.  While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred material operating losses in 2016 and in the first nine months of 2017. In the third quarter of 2017, our increased revenue, gross margin and lower operating expenses enabled us to return to profitability. Our recent restructuring actions have significantly reduced our operating expenses in 2017 compared to the comparable periods in 2016, while also providing a flatter, more efficient global organization that has allowed for improved communication and alignment among our functional teams. If we are unable to generate adequate revenue growth and to manage our expenses, we may incur significant losses in the future and may not be able to maintain profitability.
Investing in research and development and making the smartphone central to the GoPro experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, drones, mobile applications and other new products and services. We plan to further build upon our integrated storytelling solution in future periods with the smartphone playing a central role in the GoPro experience. Our investments, including marketing and advertising expenses, may not successfully drive increased sales of our products and our users may not adopt our new offerings. If we fail to innovate and enhance our integrated storytelling solution, our brand, market position and revenue will be adversely affected. Further, we have incurred substantial research and development expenses and if our efforts are not successful, we will not recover the value of these investments.
Marketing the improved GoPro experience to our extended community. We intend to continue investing resources in our marketing, advertising and brand management efforts. Historically, our growth has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. Our future growth depends on continuing to reach, expand and re-engage with this core demographic and grow it. In addition, we need to expand our user base to include a broader group of consumers. We believe that consumers in many markets are not familiar with our brand and products and believe there is a significant opportunity for GoPro to expand awareness through a range of advertising and promotional programs and campaigns, including social media. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
Growing our total addressable international market. We continue to believe that international markets represent a significant growth opportunity for GoPro. Revenue from outside the United States comprised 55% of total revenue in the third quarter of 2017. While the total market for digital cameras has declined in recent periods, as smartphone and tablet camera quality has improved, we continue to believe our consumers’ differentiated use of GoPro cameras, our integrated storytelling solution and our powerful brand helps insulate our business from many of the negative trends facing this category. However, we expect that the markets in which we conduct our business will remain highly competitive. We plan to increase our presence internationally through the active promotion of our brand, the creation

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

and cultivation of regional strategic and marketing partnerships, the continued introduction of localized products in international markets with region specific marketing, and an investment focus on the biggest opportunities in Europe and the Asia-Pacific region.
Expanding the GoPro experience to advanced users. Our growth also depends on expanding our total addressable market with new capture perspectives, including aerial and spherical, which are resource-intensive initiatives in highly competitive markets. Prior to the launch of our Karma drone, we had no prior experience in the consumer drone market and expect to face significant competition from incumbent companies promoting their own drones and related products. Furthermore, we recently announced our new spherical camera, Fusion, that is expected to be available in the fourth quarter of 2017. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas.
Seasonality.  Historically, we have experienced the highest levels of revenue in the fourth quarter of the year, coinciding with the holiday shopping season, particularly in the United States and Europe. While we have implemented operational changes aimed at reducing the impact of fourth quarter seasonality on full year performance, timely and effective product introductions and forecasting, whether just prior to the holiday season or otherwise, are critical to our operations and financial performance.
See Item 1A. Risk Factors, for further discussion on risks that could materially and adversely affect our business, financial condition and results of operations.

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented, and each component as a percentage of revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2017		2016		2017		2016
Revenue	$329,805	100%	$240,569	100%	$844,945	100%	$644,860	100%
Cost of revenue	199,259	60	143,500	60	540,201	64	395,075	61
Gross profit	130,546	40	97,069	40	304,744	36	249,785	39
Operating expenses:
Research and development	55,098	17	96,146	40	176,761	21	266,174	41
Sales and marketing	46,622	14	91,567	38	171,156	20	255,904	40
General and administrative	20,777	6	24,945	10	61,976	7	74,108	11
Total operating expenses	122,497	37	212,658	88	409,893	48	596,186	92
Operating income (loss)	8,049	3	(115,589)	(48)	(105,149)	(12)	(346,401)	(54)
Other income (expense):
Interest expense	(4,554)	(1)	(1,156)	—	(9,152)	(1)	(1,815)	—
Other income, net	322	—	348	—	705	—	1,360	—
Total other income (expense), net	(4,232)	(1)	(808)	—	(8,447)	(1)	(455)	—
Income (loss) before income taxes	3,817	2	(116,397)	(48)	(113,596)	(13)	(346,856)	(54)
Income tax expense (benefit)	(10,844)	(3)	(12,329)	(5)	13,429	2	(43,562)	(7)
Net income (loss)	$14,661	5%	$(104,068)	(43)%	$(127,025)	(15)%	$(303,294)	(47)%

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2017	2016	% Change	2017	2016	% Change
Camera units shipped	1,144	1,018	12%	2,942	2,478	19%

Direct channel	$171,018	$147,979	16%	$455,455	$359,810	27%
Percentage of revenue	52%	62%		54%	56%
Distribution channel	$158,787	$92,590	71%	$389,490	$285,050	37%
Percentage of revenue	48%	38%		46%	44%
Total revenue	$329,805	$240,569	37%	$844,945	$644,860	31%

Americas	$163,430	$135,895	20%	$416,164	$345,770	20%
Percentage of revenue	50%	56%		49%	54%
EMEA	$97,179	$77,346	26%	$245,256	$198,338	24%
Percentage of revenue	29%	32%		29%	31%
APAC	$69,196	$27,328	153%	$183,525	$100,752	82%
Percentage of revenue	21%	12%		22%	15%
Total revenue	$329,805	$240,569	37%	$844,945	$644,860	31%
The year-over-year increase in revenue for the third quarter and first nine months of 2017 was primarily driven by shipments of our HERO5 and HERO6 cameras, which were released in September 2016 and 2017, respectively, shipments of our Karma drone, which was released in February 2017, and strong accessory revenue including our Karma Grip, which was released in December 2016. Revenue increased during the third quarter and first nine months of 2017, compared to 2016, across all reported geographies and channels.
Camera units shipped in the third quarter were 1.1 million, an increase of 12% over the same prior year period driven by product execution which enabled the global market introduction of the HERO6 Black camera at the time of launch in the third quarter of 2017. Additionally, strong demand in APAC contributed to incremental units shipped for the quarter.
Estimated global unit sell-thru increased by approximately 2% for the third quarter of 2017, from the same prior year period.
The average selling price of units shipped increased by 22% year-over-year for the third quarter of 2017 due to higher priced camera offerings which includes our recently released HERO6 Black camera that has a retail price of $499, our HERO5 Black camera with a retail price of $399, and Karma drone units shipped in 2017 which were not available in 2016. The average selling price of units shipped increased by approximately 10% year-over-year for the first nine months of 2017 due to shipments of HERO5 Black, HERO6 Black and Karma drone and accessories. We define the average selling price of camera units shipped as total revenue divided by camera unit shipments.
Cost of revenue and gross margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Cost of revenue	$197,579	$142,852	38%	$534,763	$392,850	36%
Stock-based compensation	445	426	4%	1,355	1,195	13%
Acquisition-related costs	1,195	222	438%	3,625	666	444%
Restructuring costs	40	—	100%	458	364	26%
Total cost of revenue	$199,259	$143,500	39%	$540,201	$395,075	37%
Gross margin	39.6%	40.3%		36.1%	38.7%

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross margin of 39.6% in the third quarter of 2017 remained relatively flat from 40.3% in the third quarter of 2016. Gross margin for the third quarter of 2017 benefited by 310 bps from a higher mix of camera units sold with a retail price point of $399 and above, while the third quarter of 2016 benefited by 147 bps from the sale of previously reserved inventory. Gross margin of 36.1% in the first nine months of 2017 decreased from 38.7% compared with the same period in 2016, or (260) bps, primarily attributable to lower gross margin contribution from Karma drone sales as compared to camera sales, (294) bps, higher sales incentives in 2017 (199) bps, partially offset by operational expense improvements and the allocation of fixed overhead costs across higher unit shipments, 256 bps.
Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Research and development	$47,160	$79,752	(41)%	$148,288	$230,526	(36)%
Stock-based compensation	5,967	8,039	(26)%	17,039	21,135	(19)%
Acquisition-related costs	946	8,355	(89)%	3,028	11,858	(74)%
Restructuring costs	1,025	—	100%	8,406	2,655	217%
Total research and development	$55,098	$96,146	(43)%	$176,761	$266,174	(34)%
Percentage of revenue	16.7%	40.0%		20.9%	41.3%
The year-over-year decrease of $41.0 million and $89.4 million, or 43% and 34%, in total research and development expenses in the third quarter and first nine months of 2017, respectively, reflected decreases in consulting and outside professional service costs of $11.1 million and $35.1 million, respectively, and decreases in material and equipment costs of $6.1 million and $16.6 million, respectively. Cash-based personnel-related costs decreased by $10.4 million and $24.1 million (excluding restructuring costs) in the third quarter and first nine months of 2017, respectively, driven by a 30% reduction in global research and development headcount as a result of our recent restructuring actions. Additionally, cash-based personnel-related costs for the first nine months of 2016 included compensation expense of approximately $7 million payable to certain continuing employees of a company acquired in the first half of 2016. Acquisition related-costs decreased $7.4 million and $8.8 million for the third quarter and first nine months of 2017, respectively, principally due to an intangible impairment charge of $6.0 million related to projects that were discontinued in the third quarter of 2016. See "Restructuring costs" below for information regarding restructuring charges recorded in 2017 and 2016. Operationally, the decrease in research and development expenses reflected the significant initial investments we made during 2016 to develop and build our Karma aerial capture system along with recent cost reduction initiatives implemented by our restructuring plans.
Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Sales and marketing	$43,656	$87,751	(50)%	$157,901	$242,505	(35)%
Stock-based compensation	2,609	3,816	(32)%	7,295	10,699	(32)%
Acquisition-related costs	—	—	N/A	—	22	(100)%
Restructuring costs	357	—	N/A	5,960	2,678	123%
Total sales and marketing	$46,622	$91,567	(49)%	$171,156	$255,904	(33)%
Percentage of revenue	14.1%	38.1%		20.3%	39.7%
The year-over-year decrease of $44.9 million and $84.7 million, or 49% and 33%, in total sales and marketing expenses in the third quarter and first nine months of 2017, respectively, was primarily attributable to decreases in advertising and promotional activity of $25.5 million and $45.4 million, respectively, decreases in consulting and outside professional service costs of $4.5 million and $6.5 million, respectively, decreases in allocated facilities, depreciation and other supporting overhead expenses of $3.5 million and $6.2 million, respectively, and decreases in travel and entertainment of $2.3 million and $6.0 million, respectively. Cash-based personnel-related costs decreased by $7.5 million and $18.2 million (excluding restructuring costs) in the third quarter and first nine months

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

of 2017, respectively, driven by a 31% reduction in global sales and marketing headcount. The favorable reductions in sales and marketing expenses in the third quarter and first nine month of 2017 were all primarily attributable to our recent restructuring actions, which included the closure of our entertainment group in the fourth quarter of 2016. See "Restructuring costs" below for information regarding restructuring charges recorded in 2017 and 2016.
General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
General and administrative	$17,368	$18,764	(7)%	$49,488	$53,625	(8)%
Stock-based compensation	2,854	6,185	(54)%	10,546	18,572	(43)%
Acquisition-related costs	—	(4)	(100)%	(22)	1,100	(102)%
Restructuring costs	555	—	N/A	1,964	811	142%
Total general and administrative expenses	$20,777	$24,945	(17)%	$61,976	$74,108	(16)%
Percentage of revenue	6.3%	10.4%		7.3%	11.5%
The year-over-year decrease of $4.2 million and $12.1 million, or 17% and 16%, in total general and administrative expenses in the third quarter and first nine months of 2017, respectively, was primarily attributable to decreases in stock-based compensation of $3.3 million and $8.0 million, respectively, due to the timing of expense recognition attributable to the CEO RSUs (see Note 5 to the Notes to Condensed Consolidated Financial Statements). Cash-based personnel-related costs (excluding restructuring costs) decreased by $0.9 million and $2.5 million year-over-year in the third quarter and first nine months of 2017 compared to 2016, respectively.
Restructuring costs
First quarter 2017 restructuring plan. On March 15, 2017, we approved a restructuring plan to further reduce future operating expenses and further align resources around our long-term business strategy. The restructuring provided for a reduction of our global workforce as well as the consolidation of certain leased office facilities. In the first nine months of 2017, we recorded restructuring charges of $13.6 million related to our first quarter 2017 restructuring plan, which consisted of $10.4 million for severance and related costs and $3.2 million for accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring are expected to be substantially completed in the fourth quarter of 2017. While we anticipate that any additional charges related to this restructuring will be immaterial, actual results may differ from our current estimates as it relates to the consolidation of certain leased office facilities.
Fourth quarter 2016 restructuring plan. On November 29, 2016, we approved a plan to restructure our business to reduce operating expenses and work toward achieving our goal of returning to non-GAAP profitability for 2017. The fourth quarter 2016 restructuring plan included a reduction in our global workforce of approximately 15%, the elimination of our entertainment group and the consolidation of certain leased office facilities. Associated with this plan, we recorded cumulative restructuring charges of $40.7 million, of which $3.2 million was recognized in the first half of 2017. The plan is substantially completed and we anticipate that any additional charges related to this restructuring will be immaterial.
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
See Note 11 to the Notes to Condensed Consolidated Financial Statements for accrued payable balance associated with our restructuring plans as of September 30, 2017.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Other income (expense)

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Interest expense	$(4,554)	$(1,156)	294%	$(9,152)	$(1,815)	404%
Other income, net	322	348	(7)%	705	1,360	(48)%
Total other income (expense), net	$(4,232)	$(808)	424%	$(8,447)	$(455)	1,756%
Total other income (expense), net increased by $3.4 million and $8.0 million year-over-year in the third quarter and first nine months of 2017, respectively, compared to 2016. These increases were primarily attributable to interest expense on our outstanding debt and currency related fluctuations.
Our interest expense will be higher in 2017 when compared to 2016 due to cash based interest due on our outstanding debt and the accretion of debt premium to the face value of our debt. See Note 4 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
Income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Income tax expense (benefit)	$(10,844)	$(12,329)	(12)%	$13,429	$(43,562)	(131)%
Effective tax rate	(284.1)%	10.6%		(11.8)%	12.6%
We recorded an income tax benefit of $10.8 million for the third quarter of 2017 on pre-tax net income of $3.8 million, resulting in a negative effective tax rate of 284.1%. We recorded an income tax provision of $13.4 million for the nine months ended September 30, 2017, which resulted in a negative effective tax rate of 11.8%. Our income tax provision in the first nine months of 2017 was principally composed of tax expenses incurred on pre-tax income in profitable foreign jurisdictions. While we incurred pre-tax losses in the United States and certain lower-rate jurisdictions, we do not expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against our U.S. deferred tax assets (see Note 7 to the Notes to Condensed Consolidated Financial Statements). The positive effective tax rate of 10.6% and 12.6% for the three and nine months ended September 30, 2016, respectively, resulted from providing a net tax benefit on pre-tax losses in the United States, which was partially offset by income taxes at lower rates in profitable foreign jurisdictions (primarily related to our wholly owned subsidiaries in Europe).
Future changes in our forecast annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The following table presents selected financial information as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$164,616	$192,114
Marketable securities	31,946	25,839
Total cash, cash equivalents and marketable securities	$196,562	$217,953
Percentage of total assets	24%	24%
Our primary source of cash is receipts from revenue. Other sources of cash are proceeds from issuance of debt, employee participation in the employee stock purchase plan and the exercise of employee stock options. The primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including marketing and office rent, and other costs of revenue. Other uses of cash include purchases of property and equipment and business acquisitions.
As of September 30, 2017, our cash, cash equivalents and marketable securities of $196.6 million were down $21.4 million or 9.8%, compared to $218.0 million at December 31, 2016. The decrease was primarily due to payments on accounts payable, personnel-related costs and liabilities primarily for inventory obligations, partially offset by collections of accounts receivable and the issuance of convertible notes. We used cash in operations of $93.8 million and received proceeds of $91.0 million from issuance of convertible notes, net of the prepaid forward transaction and issuance costs. As of September 30, 2017, $71.7 million of cash was held by our foreign subsidiaries.
As of September 30, 2017, we could borrow up to approximately $110 million under the credit facility, based upon a borrowing base formula with respect to our inventory and accounts receivable balances.
Convertible Notes
On April 12, 2017, we issued $175 million aggregate principal amount of 3.50% Convertible Senior Notes in a private placement to purchasers for resale to qualified institutional buyers. The Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. The Notes are convertible into cash, shares of the Class A common stock, or a combination thereof, at our election, at an initial conversion rate of 94.0071 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. We will pay interest on the Notes semi-annually in arrears on April 15 and October 15 of each year with interest payments beginning on October 15, 2017. Proceeds received from the issuance of the Notes were allocated between a liability component (long-term debt) and an equity component (additional paid-in capital), within the consolidated balance sheet for the second quarter of 2017. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.
In connection with the offering, we entered into a prepaid forward stock repurchase transaction agreement (Prepaid Forward) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $78 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of our Class A common stock underlying the Prepaid Forward is approximately 9.2 million shares (based on the NASDAQ closing sale price of our Class A common stock on April 6, 2017). The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the forward counterparty will deliver to us the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders' votes, until the forward counterparty delivers the shares underlying the Prepaid Forward to us. We intend to use the net proceeds from the Convertible Senior Notes offering of approximately $91 million for general corporate purposes.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity
We believe, based on our most current projections, that our cash, cash equivalents and marketable securities, and amounts available under our credit facility, will be sufficient to address our working capital needs, capital expenditures, outstanding commitments and other liquidity requirements for at least the next 12 months:

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

•
We expect to spend significantly less on capital expenditures in 2017 than in 2016. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the timing of new product introductions, market acceptance of our products and overall economic conditions.

•
In March 2016, we entered into a credit agreement with a syndicate of banks that provides for a secured revolving credit facility under which we could borrow up to an aggregate of $250 million. As of September 30, 2017, we could borrow up to approximately $110 million under the credit facility, based upon a borrowing base formula with respect to our inventory and accounts receivable balances. Our credit facility terminates in March 2021. (See Note 3 to the Notes to Condensed Consolidated Financial Statements for additional information.)

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
Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended
(in thousands)	September 30, 2017	September 30, 2016	% Change
Net cash provided by (used in):
Operating activities	$(93,843)	$(120,449)	(22)%
Investing activities	$(24,448)	$(30,854)	(21)%
Financing activities	$89,306	$3,479	2,467%
Cash flows from operating activities. Cash used in operating activities of $93.8 million in first nine months of 2017 was attributable to an adjusted net loss of $49.2 million (net loss adjusted for non-cash expenses of $77.8 million) and a net cash outflow of $44.6 million from changes in operating assets and liabilities. Cash outflow related to operating assets and liabilities consisted of decreases in accounts payable and other liabilities of $106.4 million due to the payment of 2016 year-end liabilities, an increase of $10.0 million attributable to increased inventory procurement activity partially offset by collections in accounts receivable of $64.9 million in the first nine months of 2017. The decrease in cash used in operating activities of $26.6 million in the first nine months of 2017 compared to 2016 was primarily due to a $157.9 million decrease in net assets and liabilities offset by a $176.3 million decrease in losses in the first nine months of 2017 compared to 2016.
Cash flows from investing activities. Our primary investing activities consist of purchases, maturities and sales of marketable securities, business acquisitions and purchases of property and equipment. Cash used in investing

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

activities was $24.4 million in the first nine months of 2017 resulting from the purchases of marketable securities of $31.9 million and $18.3 million for net purchases of property and equipment partially offset by maturities and sales of marketable securities of $25.8 million. Cash used in investing activities was $30.9 million in the first nine months of 2016 resulting from $104.4 million in net cash used for acquisitions and $26.5 million for net purchases of property and equipment partially offset by net maturities and sales of marketable securities of $100.0 million.
Cash flows from financing activities. Our primary financing activities in 2017 consisted of the issuance of convertible notes and the issuance of equity securities under our common stock plans. Cash provided by financing activities was $89.3 million in the first nine months of 2017 resulting from $175.0 million from the issuance of Notes and $9.6 million cash received from stock purchases made through our ESPP and employee stock option exercises partially offset by $78.0 million for the Prepaid Forward, $11.3 million from net RSUs settlements and $6.0 million paid for debt issuance costs. Cash provided by financing activities was $3.5 million in the first nine months of 2016 resulted primarily from $6.2 million in net proceeds received from stock purchases made through our ESPP and employee stock option exercises, as well as $2.4 million of excess tax benefits related to stock-based compensation, partially offset by payments of $3.3 million for costs incurred to secure our credit facility.
Contractual Commitments
Contractual obligations. See Note 4 for discussion regarding our Convertible Senior Notes and Note 9 for discussion regarding facility leases and other contractual commitments in the Notes to the Condensed Consolidated Financial Statements.
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

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates during the third quarter of 2017 from those disclosed in our 2016 Annual Report.

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
The following tables present a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended
(in thousands)	September 30, 2017	June 30, 2017	September 30, 2016
Net income (loss)	$14,661	$(30,536)	$(104,068)
Income tax expense (benefit)	(10,844)	1,991	(12,329)
Interest income (expense), net	4,228	3,652	596
Depreciation and amortization	9,100	11,467	12,734
POP display amortization	4,728	4,955	4,979
Stock-based compensation	11,875	11,235	18,466
Impairment of intangible assets	—	—	6,000
Restructuring costs	1,977	2,356	—
Adjusted EBITDA	$35,725	$5,120	$(73,622)
The following tables present a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended
(in thousands)	September 30, 2017	June 30, 2017	September 30, 2016
Net income (loss)	$14,661	$(30,536)	$(104,068)
Stock-based compensation	11,875	11,235	18,466
Acquisition-related costs	2,141	2,142	8,573
Restructuring costs	1,977	2,356	—
Non-cash interest expense	1,836	1,530	—
Income tax adjustments (1)	(11,341)	359	(7,250)
Non-GAAP net income (loss)	$21,149	$(12,914)	$(84,279)
Non-GAAP earnings (loss) per share	$0.15	$(0.09)	$(0.60)
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
We use these non-GAAP financial measures of adjusted EBITDA, non-GAAP net income (loss), and non-GAAP earnings (loss) per share to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. We believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. These non-GAAP financial measures should not be considered in isolation from, or as an alternative to, the measures prepared in accordance with GAAP, and are not based on any comprehensive set of accounting rules or principles. These non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Some of these limitations are:

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

•
adjusted EBITDA excludes the amortization of POP display assets because it is a non-cash charge, and is treated similarly to depreciation of property and equipment and amortization of acquired intangible assets;

•	adjusted EBITDA and non-GAAP net income (loss) exclude the impairment of intangible assets because it is a non-cash charge that is inconsistent in amount and frequency;

•
adjusted EBITDA and non-GAAP net income (loss) exclude restructuring costs because these expenses do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of current operating performance or comparisons to the operating performance in other periods;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The fair value of the Company's Senior Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as the Company's Class A common stock price increases and will generally decrease as the common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact the Company's financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
There have been no other material changes to the Company’s market risk during the first nine months of 2017. Refer to our market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2016 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2017. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the three months ended September 30, 2017, which were identified in connection with management's evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On January 25, 2016, a purported shareholder class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current and former directors and executive officers and underwriters of the Company’s IPO (“Defendants”).  The complaint purports to bring suit on behalf of shareholders who purchased the Company’s stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with the Company’s IPO and alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933.  The suit seeks unspecified damages and other relief.  A similar complaint was filed on May 13, 2016, and consolidated on June 7, 2016.  Defendants filed a demurrer (motion to dismiss) to the consolidated action.  On July 13, 2016, the court sustained the demurrer dismissing the complaint with leave to amend the complaint. The plaintiff filed an amended complaint on October 7, 2016.  Defendants filed a demurrer to the amended complaint on October 28, 2016. On December 16, 2016, the court overruled the demurrer with respect to the Section 11 and 15 claims and sustained the demurrer in part and overruled the demurrer in part with respect to the Section 12(a)(2) claim. Defendants answered the amended complaint on January 3, 2017.
On November 16, 2016, a purported shareholder class action lawsuit was filed in the U.S. District Court for the Northern District of California against the Company and Mr. Woodman, our Chairman and CEO (“Defendants”).  The complaint purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 4, 2016.  The complaint purports to allege that Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages, fees and costs.  On February 6, 2017, the court appointed lead plaintiff and lead counsel. On March 14, 2017, the lead plaintiff filed an amended complaint against the Company and certain of its officers (“GoPro Defendants”) on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 8, 2016.  On April 13, 2017, the GoPro Defendants filed a motion to dismiss the amended complaint.  On July 26, 2017, the court denied that motion and directed plaintiff to amend its complaint to add all defendants the plaintiff intended to sue. On August 4, 2017, plaintiff filed a second amended complaint, which Defendants answered on September 8, 2017.
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

In addition, we incurred substantial operating losses of $105.1 million and $346.4 million through the first nine months of 2017 and 2016, respectively. We also incurred a substantial operating loss of $373 million for full year 2016 as compared to operating income of $54.7 million for full year 2015. Lower levels of revenue or higher levels of operating expense investment in future periods may result in additional losses or limited profitability. In the fourth quarter of 2016, we implemented a company-wide restructuring of our business resulting in a reduction in our global workforce and the elimination of certain open positions, the elimination of several high-cost initiatives, including the closure of our entertainment group in order to focus our resources on our hardware and software integrated storytelling solution, and the consolidation of certain leased office facilities. In the first quarter of 2017, we announced a restructuring that provided for a further reduction in our global workforce and the elimination of certain open positions. We may not realize the cost savings expected from these actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
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

In the third quarter of 2017, we began shipping our newest cloud connected camera, HERO6 Black, which is powered by GoPro's custom designed GP1 processor and released updated versions of our GoPro and Quik mobile applications. We plan to further build upon our integrated storytelling solution in future periods, and our investments in this solution, including marketing and advertising expenses, may not successfully drive increased sales of our products and our users may not adopt our new offerings. If we are not successful in broadening our user base with our integrated solution, our future revenue growth will be negatively impacted and we may not recognize benefits from our investments in the various components of our storytelling solution and the marketing, sales and advertising costs to promote our solution.
Our growth also depends on expanding our market with new capture perspectives, including aerial and spherical, which are resource-intensive initiatives in highly competitive markets. For example, we recently announced our new spherical camera, Fusion, that is expected to be available in the fourth quarter of 2017. While we are investing resources, including in sales and marketing, to reach these expanded and new consumer markets, we cannot be assured that we will be successful in doing so. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas.
To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions and marketing.
We believe that we must continually develop and introduce new products, enhance our existing products and effectively stimulate customer demand for new and upgraded products to maintain or increase our revenue.
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, the effective forecasting and management of product demand, purchase commitments and inventory levels, the availability of products in appropriate quantities to meet anticipated demand, the ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, the management of any changes in major component suppliers, the management of manufacturing and supply costs, the management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. With respect to management and supply costs, we may be impacted by an overall worldwide increase in demand for memory products and potential allocations for such products, in addition to pricing pressure on commodity supplies such as batteries or memory. Such supply shortages may impact our ability to manage appropriate supply levels of our products and pricing pressures may negatively impact our gross margins.
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
For example, in Fall 2016, we experienced production issues that resulted in delayed unit shipments of our HERO5 Black camera in the third and fourth quarters of 2016. In addition, in November 2016, we announced the withdrawal of all Karma drones after we discovered that some Karma units lost power during operation. As a result of these issues, our revenues and operating results for the second half of 2016 were negatively impacted. The Karma drone was re-launched and available for sale domestically in February 2017 and distribution in international markets began at the end of March 2017. In addition, in January 2016, we announced the end-of-life for our entry-level HERO line of cameras in order to simplify our product offering. As a result, we recorded product charges of approximately $57 million and $8 million to cost of revenue in the fourth quarter of 2015 and first quarter of 2016, respectively.
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
We expect to derive the substantial majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future. A decline in the price or unit demand for these products, whether due to macroeconomic conditions, competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our top-selling HERO5 and HERO6 Black cameras or our inability to increase sales of these products, could materially harm our business and operating results.
While we have developed and released products and services to add to our offerings, we may not be successful in achieving future revenue growth driven by newly released products and services. For example, concurrently with our HERO6 Black camera launch we highlighted QuikStories, our integrated storytelling solution to make editing and sharing content from our HERO5 and HERO6 cameras easier for our users. If all the components of the storytelling solution do not work together seamlessly or our users do not adopt them, they may not drive camera sales and our operating results could be adversely affected. In addition, we recently announced our new spherical camera, Fusion, that is expected to be available in the fourth quarter of 2017, and continue to expend resources to develop editing and sharing software to deliver and experience spherical content. If the software does not function as expected or users do not adopt our solution, sales of our spherical camera may be negatively impacted. Furthermore, although we re-launched Karma in the first quarter of 2017, drone sales may not result in long term success or contribute significant revenue or profits for us. We cannot be assured that our investments in the development of software-related products and services, or drones, will result in either increased revenue or profit. Changes in product mix may harm our financial results. If there is a shift in consumer demand from our higher-priced to lower-priced cameras without a corresponding increase in units sold, our revenues and gross profit could decrease.
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
In particular, for our camera designs we incorporate image processors, sensors, lens and memory solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our camera and drone products. For example, we incorporate video compression and image processing semiconductors from Ambarella, Inc. in our HERO5 cameras and we incorporate the GP1 image signal processor from Socionext, Inc. in our HERO6 Black camera. We do not currently have alternative suppliers for several key components. In the event that any of our key suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.
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

Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, drones, editing applications and other new products and services. Our research and development expense was $358.9 million, $241.7 million and $151.9 million for 2016, 2015 and 2014, respectively. We expect that our research and development expenses will continue to be substantial in 2017 but less than expense levels incurred in 2016 as a result of recent cost management measures. Our more limited research and development investment in 2017 may require us to forego investment in certain products or features which might have been successful and we may not choose the right features, products, or services to update or enhance. Unanticipated problems in developing products could also divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. For example, in the fourth quarter of 2016, we diverted resources to investigate and resolve an issue related to our Karma drone after discovering that some Karma units lost power during operation, an issue that was resolved and shipments of Karma resumed in February 2017.
We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
Our entrance into the consumer drone market is subject to numerous risks and uncertainties.
We began resuming shipments of Karma in the United States in February 2017 and distribution in international markets began at the end of March 2017. We had no prior experience in the consumer drone market and expect to face significant competition from incumbent companies promoting their own drone and related products. These include established and start up drone manufacturers, such as DJI Technology Co., Parrot SA and Yuneec International Co., who currently have or are attempting to gain a substantial share of the emerging global drone market. A nascent industry of software developers developing for the drone market is growing and if we do not support this third-party developer movement, we may forego the benefits of this developer ecosystem. Failure to effectively compete in this new market could damage our reputation, limit our growth and negatively affect our operating results.
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
Although we re-launched our Karma drone in February 2017 and have invested in new features for our Karma aerial ecosystem, we continue to experience margin pressure for the Karma drone. Despite these investments, we may not be able to achieve an acceptable return, if any, on our current and future aerial efforts, and our business may be adversely affected. We might not be able to, or determine that it is not in our interests to, raise prices to obtain margins in line with our other product offerings.

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
Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our Quik mobile and desktop editing applications, GoPro mobile application and our GoPro Plus service may not be as compelling a solution as those offered by other companies, such as Apple, Inc. and Google, although the Quik mobile application supports content from other platforms including content from Apple and Google. Also, it is possible that, in the future, the manufacturers of smartphones and tablets, such as Apple, Google, and Samsung, may design them for use in a range of conditions, including challenging physical environments, or develop products with features similar to ours.
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
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources than we do. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during the twelve months ended September 30, 2017, our stock price ranged from a high of $17.68 in the fourth quarter of 2016 to a low of $7.14 in the first quarter of 2017. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
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
Our success will depend in part upon our ability to manage our operating expenses effectively. We incurred significant operating losses in 2016 and the first nine months of 2017 and, as of September 30, 2017, we had an accumulated deficit of $386.3 million. In the first and fourth quarters of 2016 and in the first quarter of 2017, we implemented global reductions-in-force and other restructuring actions to reduce our future operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions. Aggregate charges for employee termination and the timing to recognize these charges and other costs associated with the restructuring, including the estimates of related cash expenditures made in connection with the restructuring, may exceed estimated and disclosed amounts and may not lead to improvements in results of operations at expected levels.
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
Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and tax rates. The substantial majority of our sales occur in U.S. dollars and an increase in the value of the dollar against the Euro and other currencies could increase the real cost to consumers of our products in those markets outside the United States. For example, in countries where we sell in local currency, we are subject to exchange rate fluctuations which creates inherent risks for us and may cause us to adjust pricing which may make our products more or less favorable to the consumer. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our products resulting in consumer demand for our products that may not reach our sales targets. Strengthening of the U.S. dollar and/or weakness in the economies of euro zone countries could adversely impact sales of our products in the European region, which would have a material negative impact on our future operating results. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and operating results.
Our international business operations account for a significant portion of our revenue and operating expenses and are subject to challenges and risks.
Revenue from outside the United States comprised 53%, 52% and 43% of our revenue in 2016, 2015 and 2014, respectively, and we expect this portion to continue to be significant in the future. Further, we currently have foreign operations in China, France, Germany, Hong Kong, the Netherlands, the Philippines, Romania and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:

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
We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. In addition, our future operating results may be impacted by performance earnouts or contingent payments. For example, for our 2016 acquisitions, deferred cash and stock compensation was payable to certain continuing employees subject to meeting specified future employment conditions. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets, any of which could negatively impact our future results of operations.
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
We generally provide a 12-month warranty on all of our products, except in the European Union, or EU, where we provide a two-year warranty on all of our products. The occurrence of any material defects in our products could make us liable for damages and warranty claims in excess of our current reserves. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease retailer, distributor and consumer confidence and demand, and adversely affect our operating results and financial condition. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could adversely affect our business and operating results. Based on our historical experience with our camera products, we have an established methodology for estimating warranty liabilities with respect to cameras and accessories. However, we only recently resumed shipments of our Karma drone in the first quarter of 2017, and therefore have insufficient data and historical experience to be able to predict future warranty claims related to this product. Additionally, with the introduction of our spherical camera, Fusion, we have insufficient data and historical experience to be able to predict future warranty claims related to this product.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to evaluate and determine the effectiveness of our internal control over financial reporting, and to include a management report assessing the effectiveness of our internal control over financial reporting. We expect that the requirements of these rules and regulations will continue to place significant demands on our financial and operational resources, as well as IT systems.
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

Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our stock price has ranged from $7.14 to $98.47 per share through September 30, 2017. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public's reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services by us or our competitors; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also impact the price of our convertible senior notes.
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
The dual class structure of our common stock has the effect of concentrating voting control with our CEO and we cannot predict the impact our dual class structure may have on our stock price or our business.
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
In addition, we cannot predict whether our dual class structure, combined with the concentrated control with Mr. Woodman, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell announced that it plans to require new constituents of its indexes to have greater than 5% of the company's voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indexes. Because of our dual class structure, we may be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
In April 2017, we completed an offering of $175.0 million aggregate principal amount of 3.50% convertible senior Notes due 2022 (Notes). As a result of this Notes offering, we incurred $175.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2022. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to Maturity Date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:

•	heighten our vulnerability to adverse general economic conditions and heightened competitive pressures;

•	require us to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry; and

•	impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of unregistered securities. In accordance with the terms of a share purchase agreement, between us and Skybotix AG dated July 21, 2015, on July 26, 2017, we issued 18,441 restricted shares of our Class A common stock to the former shareholders of Skybotix AG for an aggregate offering price of $0.2 million. Such shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended (Securities Act) as all shares were issued in offshore transactions and no directed selling efforts were made in the United States by us as the issuer, a distributor, or any affiliates or other person acting on our behalf.  All such shares were issued with a restrictive legend and may only be resold pursuant the resale restrictions set forth in Regulation S and/or Rule 144 under the Securities Act. Pursuant to the terms of the share purchase agreement, shares are to be issued to such former shareholders in three annual tranches. The first tranche of 18,441 shares of our Class A common stock was issued in July 2016 and the third tranche of 18,444 shares of Class A common stock is expected to be issued in July 2018 to all former shareholders except for one individual shareholder who will receive their third tranche of 3,135 shares of our Class A common stock on July 21, 2023 according to the terms of the agreement.
Issuer purchases of equity securities. No shares of our Class A or Class B common stock were purchased during the third quarter of 2017.

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

GoPro, Inc.
(Registrant)

Dated:	November 2, 2017	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	November 2, 2017	By: /s/ Brian McGee
Brian McGee Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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