Form 10-K
period 2017-12-31
GoPro, Inc.
filed 2018-02-16
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.    Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☑	Accelerated filer ☐	Non accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $868,700,000 based upon the closing price reported for such date on The Nasdaq Global Select Market.
As of January 31, 2018, 110,220,424 and 35,964,409 shares of Class A and Class B common stock were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

GoPro, Inc.

PART I
Special note regarding forward-looking statements
This Annual Report on Form 10-K of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “continue,” “intend,” “target,” “goal,” “plan,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified under Item 1A. Risk Factors. Forward-looking statements include plans to expand and improve product offerings in Item 1. Business and other sections of this Annual Report on Form 10-K, projections of results of operations, and any discussion of the trends and other factors that drive our business and future results in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Annual Report on Form 10-K including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Annual Report on Form 10-K to reflect future events or developments.
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
Our product offerings include the following:

•
HERO5 and HERO6 are our cloud-connected line of cameras launched in Fall 2016 and Fall 2017, respectively, featuring image stabilization, telemetry, cloud connectivity and voice control. Our HERO6 Black camera is powered by GoPro's custom-designed GP1 processor and is the most powerful and performance featured GoPro camera to date. We offer many professional-grade features with our current good-better-best camera offerings, which includes our HERO5 Session, HERO5 Black and HERO6 Black cameras, respectively. These cameras feature automatic uploading capabilities for photos and videos to GoPro Plus, our premium cloud-based storage solution.

•
Fusion is our waterproof spherical camera which captures a 360-degree perspective and launched in November 2017. Using our GoPro App on iOS, a mobile user can view live preview shots, stitch, trim and share content directly from their mobile device. Using the mobile OverCapture feature allows the iOS user to re-frame and save traditional fixed-perspective videos “punched out” or extracted from a 360-degree video source file.

•
GoPro Plus is a cloud-based storage solution that enables subscribers to easily access, edit and share content. Beginning in 2018, the subscription service also includes camera replacement. Our HERO5 and HERO6 cameras can automatically upload new photos and videos to a subscriber’s GoPro Plus cloud account.

•	Quik is our primary mobile editing app that makes it simple to create stunning edits on a smartphone. Our Quik desktop app provides expanded editing options for power users.

•
GoPro App is a mobile app that allows users to preview and play back photos and videos, control their GoPro cameras and share content on the fly using their smartphones. Included in the GoPro App is GoPro

QuikStories, a mobile experience that seamlessly copies a user's GoPro photos and video clips to his or her smartphone and transforms them into a ready-to-share video. GoPro QuikStories makes it simple to automatically create shareable video edits complete with music, effects and transitions.

•	Karma Grip is a handheld or body-mountable camera stabilizer that makes it easy to capture zero-shake, smooth video.

•	Karma Drone is our foldable drone and stabilization solution, which will be discontinued in 2018 after we sell our remaining inventory.
We also offer a full ecosystem of mountable and wearable accessories. See Products below for additional information.
We believe our investments in hardware, cloud and mobile solutions have yielded a solid foundational experience for consumers that we will continue to build upon in 2018.
Our strategy
Helping our consumers capture and share experiences is at the core of our business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and enjoy engaging personal content. When consumers use our products and services, they often generate content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth will be driven by the introduction of new cameras, accessories, software applications, subscription offerings and value-driven pricing. We believe new camera features drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Key components of our 2018 strategy and beyond include the following:
Drive profitability through improved efficiency, lower costs and better execution. We incurred material operating losses in 2017 and 2016 and our future success will depend in part upon our ability to manage our operating expenses effectively. In 2017 and 2016, we implemented company-wide restructurings of our business resulting in global reductions-in-force, the elimination of several high-cost initiatives (including the closure of our entertainment group and our exit from the aerial market) and the consolidation of certain leased office facilities around the globe in order to improve efficiencies, lower costs and focus our resources on our hardware and software integrated storytelling solution. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below for information regarding restructuring charges in 2017 and 2016.) The actions taken reduced our 2017 operating expenses by $286.9 million from 2016 and we expect the actions will further reduce our operating expenses in 2018 when compared to 2017.
Strengthen our analytics and understanding of customer behavior to enable better business planning. To better manage and improve the predictability of our business, GoPro will commit more resources to generating and triangulating data on consumer behavior. We believe improved data analytics could help us design better products and services with a pricing strategy that provides the best value for our consumers.
Launch products that broaden GoPro’s appeal at all price points, with greater emphasis on new customers. Our data shows that once consumers enter GoPro’s product ecosystem, many become repeat purchasers, upgrading to our newest products with enhanced features or purchasing other products at compelling price points. In an effort to attract new consumers into the ecosystem, we plan to design and market easy-to-use products and services that will appeal directly to entry-level consumers and help them upgrade to other GoPro products.
Increase our investment in marketing to grow our brand and attract new customers globally. In 2018, GoPro will focus its marketing investments on the biggest opportunities for capturing a larger market and growing category share in digital imaging. Our marketing strategy will include more support for entry and mid-level products that attract new consumers and introduce them to GoPro’s good-better-best product strategy. We also plan to tightly align marketing investment to create awareness and better capitalize on the launches of new products and services as well as through key sales events. We believe that international markets continue to represent a significant growth opportunity for GoPro. Revenue from outside the United States comprised 55%, 53% and 52% of our revenue in 2017, 2016 and 2015, respectively. We believe our continued investments in innovative and easy-to-use cameras, localization of voice and contextual language, and intuitive and simple software tools and services, will enable us to expand our user base to a broader group of international consumers. We plan to increase our presence globally through the active promotion of our brand, the creation and cultivation of regional strategic and marketing partnerships, the expansion of localized products in international markets with region specific marketing, and an investment focus on the biggest opportunities in the Asia-Pacific region.
Focus on our ecosystem of camera, app and cloud experiences. Our strategy is to make the smartphone central to the GoPro experience, eliminating the pain points involved in managing content, and producing and sharing immersive experiences. Our cloud-connected HERO5 and HERO6 cameras, GoPro Plus service and apps work together to enable an ecosystem that allows users to capture, edit and share those experiences on a mobile device and easily back-up the content in the cloud. We believe HERO5 and HERO6’s auto-upload and voice control features provide game-changing experiences for consumers that we intend to continue to build upon with our next-generation cameras. Our Quik editing app and GoPro App enable users to quickly produce high-quality videos that are fun to create and easy to share across multiple platforms. We expect to continue to enhance our software and services offerings, including solutions that automate editing on-the-go and improve and simplify content transfer from GoPro cameras to mobile devices. We remain focused on making the smartphone a key component in the GoPro user experience.
Expand the value proposition of our subscription offerings to attract new consumers and engage our global user base. GoPro’s subscription service, Plus, was launched in 2016 and offered cloud storage, expanded editing solutions and more. Since then, Plus has become a quiet success attracting more than 130,000 paying subscribers. In February 2018, we relaunched Plus to include camera replacement, mobile upload, expanded cloud storage for videos and unlimited storage for photos. With significantly enhanced offerings and marketing support, we aim to grow our subscription business in 2018 by attracting new users and more deeply engaging our large consumer base.
Another priority for growing our business is to attract, engage and retain top talent. In every area of our company, we want employees committed to growing GoPro through great ideas and innovation. We plan to do this by leveraging our strong brand recognition, unique culture, competitive compensation and benefits as well as our strong commitment to our Diversity, Inclusion and Belonging initiative. GoPro’s culture has been central to our ability to attract top talent. We hope to maintain this with events and programs that engage our people such as Opportunity Lab which offers workshops on topics such as public speaking and career growth. Similarly, our Live It initiative encourages employees to dedicate time each week to use GoPro products, and produce and share photos and videos of their experiences. Competitive compensation, growth opportunities, engaging programs and fun are essential elements of GoPro’s employment brand.

In addition to the key components of our 2018 strategy and beyond, we will seek to leverage our brand strength and product expertise to drive a hardware upgrade cycle for our users, opportunistically enter complementary new device categories and continue to develop spherical-capture/virtual reality products. With our robust ecosystem of mounts and accessories, GoPro products allow our users to live the moment they wish to capture without having to step outside of that moment to capture it.
Products
Cameras. We offer a good-better-best camera line-up that includes the cloud connected HERO5 Session, HERO5 Black and HERO6 Black cameras. We also offer Fusion, our new 360-degree spherical camera. HERO5 Session, HERO5 Black, HERO6 Black and Fusion cameras are waterproof (without a housing), come with select mounting accessories, and have built-in Wi-Fi and Bluetooth providing connectivity with a mobile device to enable remote control, content viewing, editing and sharing functionality. Our HERO5 Black and HERO6 Black cameras can shoot in 4K at 30 and 60 frames per second, respectively, and Fusion shoots in 5.2K at 30 frames per second in 360-degrees. All of our current cameras feature multi-language voice control, electronic image stabilization, simplified controls, and the ability to auto-upload photos and videos to our cloud subscription solution, GoPro Plus, via Wi-Fi for easy access and editing with our apps. HERO5 Black, HERO6 Black and Fusion also feature GPS and additional sensors that capture location, elevation, speed and G-force loads.
Mounts and accessories. We offer a wide range of mounts and accessories, either bundled with a camera or sold separately, that enhance the functionality and versatility of our products, and enable our consumers to capture their experiences during a variety of activities or moments, and from different viewpoints. Our equipment-based mounts, include helmet, handlebar, roll bar and tripod mounts. Our 3-way mount is a 3-in-1 mount that can be used as a camera grip, extension arm or tripod, and our floating mounts such as the Handler, and Bite mounts + Floaty, allow our cameras to float in water. We also enable consumers to wear mounts on their bodies with the use of our wrist housing, chest harness and head strap. Additionally, we offer spare batteries, charging accessories and cables to connect our GoPro cameras to television monitors, flotation devices, dive filters and anti-fogging solutions. Our accessories expand the features, versatility and convenience of our cameras.
Applications. We offer mobile and desktop applications to all consumers at no charge that help our users manage, edit, view and share their content. Our GoPro App allows users to preview and play back shots, control their GoPro and download and share content on the fly using their smartphones. With the Quik mobile app, users can automatically create and share videos from their smartphone content or from their GoPro Plus account. With QuikStories, content transforms into a seamless video automatically, utilizing machine learning and computer vision to pick and frame the footage. Quik for desktop automatically imports content from a GoPro camera and makes it simple for users to create awe-inspiring videos synced to music with just a few clicks of the mouse. Our GoPro App allows users to preview and play back shots, control their GoPro camera and share content on the fly using their smartphones. The GoPro VR app allows users to explore exciting virtual reality experiences on their smartphone.
Services. GoPro Plus is a cloud-based subscription service that offers a range of premium benefits to our consumers, including camera replacement, easy auto-upload from a GoPro camera to the cloud for on-the-go access, editing and sharing using a smartphone and the Quik app, an expanded library of soundtracks, premium support, and exclusive discounts on mounts and accessories. We had approximately 130,000 paying subscribers as of January 31, 2018. GoPro Care is a fee-based service that offers a range of support options to our consumers, including extended warranty and accidental damage coverage. Revenue earned to date from GoPro Plus and GoPro Care was not material to our results in 2017.
Image stabilization. The Karma Grip, which we offer as a standalone accessory, is a handheld, body-mountable 3-axis camera stabilizer that makes it easy to capture zero-shake, smooth video.
Drone. The Karma drone features a compact design that fits in a small backpack, and the drone is flown using a game-style controller with an integrated touch display. The Karma drone will be phased out in 2018. We will continue to service and support Karma drones over the next several years.
Seasonality
Historically, we have experienced our highest levels of revenue in the fourth quarter of the year, coinciding with the holiday shopping season, particularly in the United States and Europe. While we have implemented operational changes aimed at reducing the impact of fourth quarter seasonality, on full year performance, timely and effective product introductions, marketing and forecasting, whether just prior to the holiday season or otherwise, are critical to our operations and financial performance.
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
Research and development
We are passionate about developing new and innovative products that inspire our consumers and enhance our brand. We are constantly innovating to deliver better performance, expanded functionality and increased convenience to enhance the appeal of our products. Our software application development focuses on convenient and seamless content management, editing and sharing. We strive to remain a market leader by consistently introducing innovative products, software and services that offer optimal performance at affordable price points.
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
The engineering team supports the development of cameras, related mounts and accessories, firmware and software. The hardware engineering team is responsible for developing technologies to support the concepts developed by our product team. These core technologies include GoPro's custom designed GP1 processor, which allows cameras to perform advanced image computation and provides unparalleled image quality and next-level image stabilization, new image silicon processors, image sensors and lenses, as well as the core algorithms that enable the systems to operate and provide optimal performance and features. The hardware engineering team also integrates these innovations and firmware into our product designs and develops our cameras, mounts and accessories.
The software engineering team develops applications that enhance the functionality of our products and facilitate the management, editing, sharing and viewing of content. These applications are being developed for mobile, desktop and web-based platforms, and powered by server-side services. The core technologies include rendering engines to enable video editing, video encoding and decoding for smooth playback and algorithms for moment identification.
Our research and development expenses were $229.3 million, $358.9 million and $241.7 million for 2017, 2016 and 2015, respectively.
Manufacturing, logistics and fulfillment
Our products are designed and developed in the United States, France, China and Romania, and a significant majority of our manufacturing is outsourced to contract manufacturers located in China, Japan and Malaysia. We believe that using outsourced manufacturing enables greater scale and flexibility than establishing our own manufacturing facilities. Our strategic commodities team manages the pricing and supply of the key components of our cameras, including digital signal processors, sensors and lenses. Several key strategic parts are purchased from suppliers by us and then consigned to our manufacturers, while the vast majority of parts are procured directly by our contract manufacturers. We seek to use our commodities team to achieve competitive pricing on the largest value-add components and leverage our contract manufacturers’ volume purchases for best pricing on common parts.
We have third-party fulfillment centers in California, Netherlands, Hong Kong and Singapore that deliver our products from multiple locations worldwide. These facilities are either warehouse/fulfillment centers or full-service postponement centers (that perform light assembly in addition to warehouse/fulfillment). In addition, we have third-party centers in California and China that perform in-region final packaging services. Cameras and drones are typically air freighted while accessories and packaging are generally regionally procured or shipped via ocean freighter from our manufacturers to these fulfillment centers, where the products are packaged for retail sale. Our fulfillment strategy allows us to reduce shipping costs, reduce custom levies, customize products for local languages and improve inventory flexibility.
Sales channels and customers
We offer our products in over 30,000 retail outlets and in over 100 countries through our direct sales channel and indirectly through our distribution channel. In 2017 and 2016, our direct sales accounted for 54% and 55% of our revenue, respectively, and our distributors accounted for 46% and 45% of our revenue, respectively.
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
Mid-market retailers. We also sell to retailers with a large regional or national presence, often focused on specific verticals such as consumer electronics, sporting goods, military, hunting and fishing, and motor sports. In the U.S., we sell directly to these mid-market retailers through our experienced sales teams assigned to particular accounts and regions.
e-commerce channel. We sell our full line of products to consumers around the world through our online store at gopro.com, which we market through online and offline advertising. Sales through gopro.com were less than 10% of our total revenue for 2017, 2016 and 2015.
Distribution
We sell to over 55 distributors who resell our products to retailers in international markets and to certain specific verticals in the United States. We have dedicated sales personnel focused on providing a high level of service to these distributors, including assisting with product mix planning, channel marketing and in-store merchandising, development of marketing materials, order assistance and educating the distributors’ sales personnel about GoPro products.
In-store merchandising
Our in-store merchandising strategy focuses on our iconic GoPro-branded, video-enabled point of purchase (POP) merchandising displays that are located in nearly all retail outlets where our products are sold. These displays showcase GoPro videos and present our product ecosystem in a customer-friendly manner. Our larger retailers help us represent a broader range of GoPro products due to their in-store deployment of our larger and custom POP displays. We have been successful working with our retailers to further expand the footprint of our POP displays within existing stores. As of December 31, 2017 and 2016, we had approximately 29,000 POP displays in retail outlets worldwide.
Marketing and advertising
Our marketing and advertising programs are focused on engaging consumers by exposing them to compelling GoPro content and educating them about new hardware features as well as the power of our solutions for software editing (Quik mobile and desktop) and content management (GoPro Plus). We believe this approach enhances our brand while demonstrating the performance, durability and versatility of our products. Our marketing and advertising efforts span a wide range of consumer interests and leverage both traditional consumer marketing and lifestyle marketing strategies.
Consumer marketing. Social media plays an important role in our consumer marketing strategy. Our consumers capture and share personal GoPro content on social media and content sharing platforms like Facebook, Instagram, Pinterest, Twitter, Vimeo and YouTube. GoPro content was viewed approximately 700 million times on social media platforms in 2017, up more than 25% year-over-year. In 2017, we gained almost 4.8 million new followers to our social accounts for a lifetime total of 35 million followers. Of the 4.8 million new followers on our social accounts, 3 million were on Instagram, resulting in a lifetime total of 15 million on Instagram. Our total Instagram followers reached 15 million at the end of 2017. To date, we have reached 1.8 billion views on YouTube. We also integrate user-generated content and GoPro originally produced content into advertising campaigns across various platforms including television, print, online, billboards and other out of home advertising, and at consumer and trade facing events. This content also supports our in-store channel marketing efforts, appearing on our POP displays and other in-store marketing materials. We continue to believe GoPro content remains a significant asset that builds awareness for our brand and products.
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
We compete against established, well-known camera manufacturers such as Canon Inc., Fujifilm Corporation, Nikon Corporation, Olympus Corporation and Vivitar Corporation, as well as large, diversified electronics companies such as, Panasonic Corporation, Samsung Electronics Co. and Sony Corporation and specialty companies such as Garmin Ltd. We believe we compete favorably with these companies’ products. Our durable and versatile product design facilitates increased functionality and wearability and we offer a variety of mounts and other accessories that enable a wide range of consumer use cases that are difficult for other competing products to address. Further, we offer many professional-grade features within our camera and spherical product offerings at attractive consumer price points, including our superview mode, which allows a user to capture an immersive wide-angle perspective, super high-resolution video capability, voice control features, image stabilization, and OverCapture, which allows a Fusion user to capture content from every angle. We also provide users with a suite of free mobile and desktop applications that enhance the overall GoPro experience. Moreover, we believe we have achieved significant brand recognition in our target vertical markets. We believe our years of experience working with active and influential consumers contributes to our ability to develop attractive products and establishes the authenticity of our brand, thereby differentiating us from current and potential competitors.
Smartphones and tablets with photo and video functionality have significantly displaced the market for traditional camera sales, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our Quik mobile and desktop editing applications, our GoPro App and our GoPro Plus service may not be as compelling a solution as those offered by other companies, such as Apple, Inc. and Google, although the Quik mobile application supports content from other platforms including content from Apple and Android. Also, it is possible that, in the future, the manufacturers of such devices, such as Apple, Google and Samsung, may continue to design them for use in a range of conditions, including challenging physical environments, or develop products with features similar to ours. In addition, new companies may emerge and offer competitive products directly in our category.

Intellectual property
Intellectual property is an important aspect of our business, and our practice is to seek protection for our intellectual property as appropriate. Our trademarks, including “GOPRO,” “HERO,” “SESSION,” and “KARMA,” and the GoPro logos, among others, are a critical component of the value of our business. In addition, we hold many issued and pending utility and design patents for innovations that help our consumers capture, create and share their content using our cameras, drones, mounts, accessories and software. Our patents cover areas that include physical structures, image processing, operational firmware and software, post-processing software, distribution software, mount and accessory structures, as well as the ornamental aspects of our hardware and software products. As of December 31, 2017, we had approximately 369 issued patents and 441 patent applications pending in the United States, and 229 corresponding issued patents and 153 patent applications pending in foreign countries. Our issued U.S. patents will expire approximately between 2024 and 2036 and our issued foreign patents will expire approximately between 2022 and 2042. We cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantage or will not be challenged by third parties. We continually review our development efforts to assess our innovations, including their patentability. We take active measures to protect our intellectual property against unauthorized third-party use, including misuse of our patents, copyrights, trademarks and other proprietary rights.
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
Employees
As of December 31, 2017, we had 1,273 employees. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages. We consider our relationship with our employees to be good. In January 2018, we implemented a company-wide restructuring of our business resulting in a global reduction in force to reduce our employee headcount below 1,000 employees by the end of 2018.
Corporate and available information
We were incorporated as Woodman Labs, Inc. in California and began doing business as GoPro in February 2004. We reincorporated in Delaware in December 2011 and in February 2014 we changed our name to GoPro, Inc. Our principal executive offices are located at 3000 Clearview Way, San Mateo, California 94402, and our telephone number is (855) 636-3578. We completed our initial public offering in July 2014 and our Class A common stock is listed on The Nasdaq Global Select Market under the symbol “GPRO.” Our Class B common stock is not listed nor traded on any stock exchange.
We have registered and applied to register a number of trademarks with the U.S. Patent and Trademark Office and the trademark offices of other countries including “GOPRO,” “HERO,” “KARMA,” “SESSION and the GoPro logos. This Annual Report on Form 10-K also includes references to trademarks and service marks of other entities, and those trademarks and service marks are the property of their respective owners.
Our website address is www.gopro.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our website is not incorporated into this report. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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
Since 2015, our revenue has declined in each of the two succeeding years. Our historical results should not be considered as indicative of our future performance. For example, our annual revenue grew rapidly from $985.7 million in 2013 to $1.62 billion in 2015 and then declined to $1.185 billion and $1.18 billion in 2016 and 2017, respectively. In future periods, we could continue to experience declines in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results.
In addition, we incurred substantial operating losses of $163.5 million and $373.0 million for full year 2017 and 2016, respectively, as compared to operating income of $54.7 million for full year 2015. Lower levels of revenue or higher levels of operating expense investment in future periods may result in additional losses or limited profitability. In the first quarter of 2018, we implemented a company-wide restructuring of our business resulting in a reduction in our global workforce and the elimination of certain open positions, as well as the elimination of several high-cost initiatives, including the closure of our aerial business, in order to focus our resources on our camera business. We previously implemented company-wide restructurings of our business in the first quarter of 2016, fourth quarter of 2016 and the first quarter of 2017, including the closure of our entertainment group in order to focus our resources on our hardware and software integrated storytelling solution, and the consolidation of certain leased office facilities. We may not realize the cost savings expected from these actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Annual Report on Form 10-K for the year ended December 31, 2017, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Our future growth depends in part on further penetrating our total addressable market, and we may not be successful in doing so.
Our growth historically has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. We believe that our future growth depends on continuing to reach and expand our core community of users, followers and fans, and then utilizing that energized community as brand ambassadors to an extended community. We believe that in order to expand our market, we must provide both innovative and easy-to-use products, as well as intuitive and simple software tools that enable effortless sharing of content, with the smartphone central to the GoPro experience. We believe our subscription offerings will increase our total addressable market through our e-commerce platform, but we cannot be certain that these efforts will be successful. We may not be able to expand our market through this strategy on a timely basis, or at all, and we may not be successful in providing tools that our users adopt or believe are easy to use.
In the third quarter of 2017, we began shipping our newest cloud connected camera, HERO6 Black, which is powered by GoPro’s custom designed GP1 processor and released updated versions of our GoPro and Quik mobile applications. We plan to further build upon our integrated storytelling solution in future periods, and our investments in this solution, including marketing and advertising expenses, may not successfully drive increased sales of our products and our users may not adopt our new offerings. If we are not successful in broadening our user base with our integrated solution, our future revenue growth will be negatively affected and we may not recognize benefits from our investments in the various components of our storytelling solution and the marketing, sales and advertising costs to promote our solution.
Our growth also depends on expanding our market with new capture perspectives, including spherical, which is a resource-intensive initiative in a highly competitive market. While we are investing resources, including in software development, sales and marketing, to reach these expanded and new consumer markets, we cannot be assured that we will be successful in doing so. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas. For example, we made significant investments in the aerial market, but recently decided to close our aerial group in light of difficult market conditions and margin challenges. Moving forward, we expect to sell our remaining inventory of Karma drones, which may not be successful, depending on consumer demand for a product that is end of life.
To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions, product pricing and marketing.
We believe that we must continually develop and introduce new products, enhance our existing products and effectively stimulate customer demand for new and upgraded products to maintain or increase our revenue.
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, the effective forecasting and management of product demand, purchase commitments and inventory levels, the availability of products in appropriate quantities to meet anticipated demand, the ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, the management of any changes in major component suppliers, the management of manufacturing and supply costs, the management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. With respect to management and supply costs, we may be impacted by an overall worldwide increase in demand for memory products and potential allocations for such products, in addition to pricing pressure on commodity supplies such as batteries or memory. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.
For example, in Fall 2016, we experienced production issues that resulted in delayed unit shipments of our HERO5 Black camera in the third and fourth quarters of 2016. In addition, in November 2016, we announced the withdrawal of all Karma drones after we discovered that some Karma units lost power during operation. As a result of these issues, our revenues and operating results for the second half of 2016 were negatively affected. The Karma drone was re-launched and available for sale domestically in February 2017 and distribution in international markets began at the end of March 2017. Subsequently, in January 2018 we announced the closure of our aerial business and will sell through our remaining inventory of Karma drones throughout 2018.
In addition, the introduction or announcement of new products or product enhancements may shorten the life cycle of our existing products or reduce demand for our current products, thereby offsetting any benefits of successful product introductions and potentially lead to challenges in managing inventory of existing products. For example, the introduction of the HERO6 Black camera at $499, while keeping the price point of the HERO5 Black camera at $399, negatively affected consumer demand for HERO5 Black, and we ultimately reduced the price of HERO5 Black to increase channel sell through rates. The HERO5 Black price adjustment had a cascading effect that resulted in price reductions for HERO5 Session and ultimately HERO6 Black cameras. Reduced product margins resulting from lower pricing may decrease the number of retailers willing to offer and promote our product lineup. Failure to manage and complete product transitions effectively or in a timely manner could harm our brand and lead to, among other things, lower revenue, excess prior generation product inventory, or a deficit of new product inventory and reduced profitability. For example, as a result of reducing the price of our HERO5 Black cameras in December 2017, we incurred price protection charges which led to a reduction in our product margins.
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
While we have developed and released products and services to add to our offerings, we may not be successful in achieving future revenue growth driven by newly released products and services. For example, concurrently with our HERO6 Black camera launch, we highlighted QuikStories, our integrated storytelling solution to make editing and sharing content from our HERO5 and HERO6 cameras easier for our users. If all the components of the storytelling solution do not work together seamlessly or our users do not adopt them, they may not drive camera sales and our operating results could be adversely affected. In addition, we recently announced our new spherical camera, Fusion, and continue to expend resources to develop editing and sharing software to deliver and experience spherical content. If the software does not function as expected or users do not adopt our solution, sales of our spherical camera may be negatively affected. We cannot be assured that our investments in the development of software-related products and services will result in either increased revenue or profit. Changes in product mix may harm our financial results. If there is a shift in consumer demand from our higher-priced to lower-priced cameras without a corresponding increase in units sold, our revenues and gross profit could decrease.
As a result, our future growth and financial performance may continue to depend heavily on our ability to develop and sell enhanced versions of our cameras, mounts and accessories. If we fail to deliver product enhancements, new releases or new products and services that appeal to consumers, our future financial condition, operating results and cash flows will be materially affected. Product introductions may not always be successful and could be costly to develop and exit if ultimately unsuccessful. For example, we invested significant resources in development, marketing and support for the launch of our Karma drone, which we subsequently determined faced margin challenges and other obstacles, and we began exiting the aerial business in the first quarter of 2018.
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
If we lose access to components from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability and labor and other ethical practices, and if we seek to source materials from new suppliers there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products. Our reliance on single source, or a small number of, suppliers involves a number of additional risks, including risks related to: supplier capacity constraints; price increases; timely delivery; component quality; failure of a key supplier to remain in business and adjust to market conditions; delays in, or the inability to execute on, a supplier roadmap for components and technologies; and natural disasters, fire, acts of terrorism or other catastrophic events.
In particular, for our camera designs we incorporate image processors, sensors, lens and memory solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate video compression and image processing semiconductors from Ambarella, Inc. in our HERO5 cameras and we incorporate the GP1 image signal processor from Socionext, Inc. in our HERO6 Black camera. We do not currently have alternative suppliers for several key components. In the event that any of our key suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.

If we are unable to anticipate consumer preferences and successfully develop desirable products and solutions, we might not be able to maintain or increase our revenue and achieve profitability.
Our success depends on our ability to identify and originate product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty and lead times for our products may make it more difficult for us to respond rapidly to new or changing product or consumer preferences. Additionally, our products are discretionary items for consumers subject to changing preferences. The overall market for consumer electronics is highly competitive and consumers may choose to spend their dollars on products or devices offered by our competitors or other consumer electronics companies instead of on GoPro products, which may adversely affect our sales. If we are unable to introduce appealing new products or novel technologies in a timely manner, or our new products or technologies are not accepted or adopted by consumers, our competitors may increase their market share, which could hurt our competitive position.
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications and other new products and services. Our research and development expense was $229.3 million, $358.9 million and $241.7 million for 2017, 2016 and 2015, respectively. We expect that our research and development expenses will continue to be substantial in 2018, but less than expense levels incurred in 2017 as a result of recent cost management measures and our exit of the aerial market. Our more limited research and development investment in 2018 may require us to forego investment in certain products or features which might have been successful and we may not choose the right features, products, or services to update or enhance. Unanticipated problems in developing products could also divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. For example, in the fourth quarter of 2016, we diverted resources to investigate and resolve an issue related to our Karma drone after discovering that some Karma units lost power during operation, an issue that was resolved and shipments of Karma resumed in February 2017.
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

Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our Quik mobile and desktop editing applications, GoPro mobile application and our GoPro Plus service may not be as compelling a solution as those offered by other companies, such as Apple, Inc. and Google, although the Quik mobile application supports content from other platforms including content from Apple and Google. Manufacturers of smartphones and tablets, such as Apple, Google, and Samsung may continue to design them for use in a range of conditions, including challenging physical environments, and waterproof capabilities, or develop products with features similar to ours. Additionally, the market for drones is competitive. We compete against established and start-up drone manufacturers, such as DJI Technology Co., and Parrot SA, who currently have or are attempting to gain a substantial share in the global drone market. Although we made significant investments in the aerial market, we recently decided to close our aerial group in light of difficult market conditions, low margins and regulatory challenges. Moving forward, we expect to sell through our remaining inventory of Karma drones, which may not be successful, depending on consumer demand for a product that is end of life.
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
Since March 2016, we have implemented four global reductions-in-force and other restructuring actions to reduce our future operating expenses. Furthermore, in January 2018, we announced that our COO, Charles “CJ” Prober is departing the Company, and our General Counsel, Sharon Zezima, has resigned from the Company. Additionally, other senior leadership positions were impacted in the restructuring announced in January 2018. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions could have an adverse effect on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. If more of our key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer.

Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources than we do. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during 2017, our closing stock price ranged from a high of $11.12 in the fourth quarter to a low of $7.24 in the first quarter. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2017, the launch of new products heading into the holiday season. Fourth quarter revenue comprised 28%, 46% and 27% of our 2017, 2016 and 2015 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, pricing pressures, supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly. In addition, we typically experience lower revenue in the first half of the year. For example, revenue of $515.1 million for the first half of 2017 decreased $266.1 million, or 34.1%, sequentially from $781.2 million in the last half of 2016. First half revenue comprised 44%, 34% and 48% of our annual 2017, 2016 and 2015 revenue, respectively.
In contrast, a substantial portion of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses, which are not seasonal in nature. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate a negative impact on operating margins in the short term. For example, we recorded a substantial net loss for 2017 due to lower levels of revenue and higher levels of operating expense investment. To the extent such revenue shortfalls recur in future periods, our operating results would be harmed.
We face substantial risks related to inventory, purchase commitments and long-lived assets, and we could incur material charges related to these items that adversely affect our operating results.
To ensure adequate inventory supply and meet the demands of our retailers and distributors, we must forecast inventory needs and place orders with our contract manufacturers and component suppliers based on our estimates of future demand for particular products as well as accurately track the level of product inventory in the channel to ensure we are not in an over or under supply situation. To the extent we discontinue the manufacturing and sales of any products or services, we must manage the inventory liquidation, supplier commitments and customer expectations. For example, in the first quarter of 2018, we exited the aerial business, but still have inventory of our Karma drone, which we plan to continue to sell and support for the life of that product line. Also, in the fourth quarter of 2015, the first quarter of 2016, and the fourth quarter of 2017, we recorded product charges of $57 million, $8 million, and $5 million, respectively, for excess purchase order commitments, excess inventory, and obsolete tooling, relating to the end-of-life of our entry-level HERO product, slower than anticipated overall demand, and for excess inventory relating to the end-of-life of our REMO accessory.
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
Our success will depend in part upon our ability to manage our operating expenses effectively. We incurred significant operating losses in 2017 and 2016 and, as of December 31, 2017, we had an accumulated deficit of $442.1 million. Beginning in March 2016 through the first quarter of 2018, we implemented global reductions-in-force and other restructuring actions to reduce our future operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions. Aggregate charges for employee termination and the timing to recognize these charges and other costs associated with the restructuring, including the estimates of related cash expenditures made in connection with the restructuring, may exceed estimated and disclosed amounts and may not lead to improvements in results of operations at expected levels.
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
In the future, in response to unfavorable market conditions or consumer demand, we may again need to strategically realign our resources, adjust our product line and/or enact price reductions in order to stimulate demand, and implement additional restructurings and workforce reductions. For example, in the fourth quarter of

2017 and first quarter of 2018, we reduced the pricing on our entire camera product line up to increase consumer demand, closed our aerial business due to unfavorable market conditions, and implemented a workforce reduction. Any such actions may result in the recording of special charges including inventory-related write-offs, or other restructuring costs. Additionally, our estimates with respect to the useful life or ultimate recoverability of our assets, including purchased intangible assets and tooling, could also change and result in impairment charges.
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
Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, tax rates, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit and levels of unemployment. The substantial majority of our sales occur in U.S. dollars and an increase in the value of the dollar against the Euro and other currencies could increase the real cost to consumers of our products in those markets outside the United States. For example, in countries where we sell in local currency, we are subject to exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less favorable to the consumer. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our products resulting in consumer demand for our products that may not reach our sales targets. Strengthening of the U.S. dollar and/or weakness in the economies of Euro zone countries could adversely impact sales of our products in the European region, which would have a material negative impact on our future operating results. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and operating results.
Our international business operations account for a significant portion of our revenue and operating expenses and are subject to challenges and risks.
Revenue from outside the United States comprised 55%, 53% and 52% of our revenue in 2017, 2016 and 2015, respectively, and we expect international revenue to continue to be significant in the future. Further, we currently have foreign operations in China, France, Germany, Hong Kong, Netherlands, Philippines, Romania and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:

•	difficulties in staffing and managing foreign operations;

•	burdens of complying with a wide variety of laws and regulations, including environmental, packaging and labeling, and drone regulations;

•	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;

•	changes to the taxation of undistributed foreign earnings;

•	the effect of foreign currency exchange rates and interest rates;

•	political and economic instability;

•	terrorist activities and natural disasters;

•	trade restrictions;

•	differing employment practices and laws and labor disruptions;

•	the imposition of government controls;

•	lesser degrees of intellectual property protection;

•	tariffs and customs duties and the classifications of our goods by applicable governmental bodies;

•	a legal system subject to undue influence or corruption; and

•	a business culture in which illegal sales practices may be prevalent.
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
Our information systems and those of third parties we use in our operations are vulnerable to cybersecurity risk, including cyber-attacks such as distributed denial of service (DDoS) attacks, computer viruses, physical or electronic break-ins that damage operating systems, and similar disruptions. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have required software updates and patches, including for providers of public cloud services, to mitigate such vulnerabilities and such updates and patches may require servers to be offline and potentially slow their performance. Additionally, these systems periodically experience directed attacks intended to lead to interruptions and delays in our operations as well as loss, misuse or theft of data. We have implemented physical, technical and administrative safeguards to protect our systems. To date, unauthorized users have not had a material effect on our systems; however, there can be no assurance that attacks will not be successful in the future. In addition, our information systems must be constantly updated, patched and upgraded to protect against known vulnerabilities and optimize performance. Material disruptions or slowdown of our systems, including a disruption or slowdown could occur if we are unable to successfully update, patch and upgrade our systems.
System disruptions, failures and slowdowns, whether caused by cyber-attacks, update failures or other causes, could affect our financial systems and operations. This could cause delays in our supply chain or cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of merchandise to our stores and customers or lost sales, especially if the disruption or slowdown occurred during our seasonally strong fourth quarter. Any of these events could reduce demand for our products, impair our ability to complete sales through our e-commerce channels and cause our revenue to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers or our business and operating results could be adversely affected.
The information systems used by our third-party service providers are vulnerable to these risks as well. In particular, we are heavily reliant on SaaS enterprise resource planning systems to conduct our order and inventory management, e-commerce and financial transactions and reporting. In addition, we utilize third-party cloud computing services in connection with our business operations. Problems faced by us or our third-party hosting/cloud computing providers, or content delivery network providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely affect our business and operating results, our ability to accurately report our financial results, as well as the experience of our consumers, which in turn could adversely affect our business and operating results.
As we expand our operations, we expect to utilize additional systems and service providers that may also be essential to managing our business. Our ability to manage our business would suffer if one or more of our providers suffer an interruption in their business, or experience delays, disruptions or quality control problems in their operations, or we have to change or add systems and services. While we conduct reasonable diligence on our service providers, we may not always be able to control the quality of the systems and services we receive from these providers, which could impair our ability to maintain appropriate internal control over financial reporting and complete timely and accurate financial reporting, and may affect our business, operating results and financial condition.
Any significant disruption to our e-commerce business could result in lost sales.
Online sales through gopro.com represent less than 10% of our total revenue. Nonetheless, system interruptions or delays could cause potential consumers to fail to purchase our products and could harm our reputation and brand. The operation of our direct to consumer e-commerce business through gopro.com depends on the ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Our e-commerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, cyberattacks, computer hackers and similar disruptions. If we or our designated third-party contractors are unable to maintain and upgrade our e-commerce website or if we encounter system interruptions or delays, our operating results could be adversely affected.
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
We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we fail to successfully integrate such acquisitions, or the technologies associated with such acquisitions, the revenue and operating results of the combined company could be adversely affected. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely affect our business, financial condition, operating results and cash flows. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial effect of an acquisition transaction, including accounting charges. We have recorded significant goodwill and intangible assets in connection with our acquisitions, and in the future, if our acquisitions do not yield expected revenue, we may be required to take material impairment charges that could adversely affect our results of operations.
We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such acquisitions could result in dilution to our stockholders. If we incur debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions that would impede our ability to manage our operations. In addition, our future operating results may be affected by performance earnouts or contingent payments. For example, for our 2016 acquisitions, deferred cash and stock compensation was payable to certain continuing employees subject to meeting specified future employment conditions. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets, any of which could negatively affect our future results of operations.
Our success depends on our ability to maintain the value and reputation of our brand.
Our success depends on the value and reputation of our brand, including our primary trademarks “GOPRO,” “HERO,” “SESSION,” “KARMA” and the GoPro logos. The GoPro brand is integral to the growth of our business and expansion into new markets. Maintaining, promoting and positioning our brand will largely depend on the success of our marketing and merchandising efforts, our ability to provide consistent, high quality products and services, and our consumers’ satisfaction with the technical support and software updates we provide. Failure to grow and maintain our brand or negative publicity related to our products, our consumers’ user-generated content, the athletes we sponsor, the celebrities we are associated with, or the labor policies of any of our suppliers or manufacturers could adversely affect our brand, business and operating results. Maintaining and enhancing our brand also requires substantial financial investments, although there is no guarantee that these investments will increase sales of our products or positively affect our operating results.
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
Our distributors generally offer products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling other companies’ products. We have consolidated our distributor channels in certain regions, and if we were to lose the services of a distributor, we might need to find another distributor in that area and there can be no assurance of our ability to do so in a timely manner or on favorable terms. Further, our distributors build inventory in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their future product orders. We are also subject to the risks of our distributors encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk if they are unable to pay for the products they purchase from us. Additionally, our international distributors buy from us in U.S. dollars and generally sell to retailers in local currency so significant currency fluctuations could affect their profitability, and in turn, affect their ability to buy future products from us. For example, the Brexit referendum vote in the U.K., caused significant short term volatility in global stock markets as well as currency exchange rate fluctuations.
We have converted portions of our distributors’ business into direct sales, and if we were to do this on a larger scale, it could create significant disruptions to our distribution channel and the associated revenue. Any reduction in sales by our current distributors, loss of key distributors or decrease in revenue from our distributors could adversely affect our revenue, operating results and financial condition.
A small number of retailers and distributors account for a substantial portion of our revenue, and if our relationships with any of these retailers or distributors were to be terminated or the level of business with them significantly reduced, our business could be harmed.
Our ten largest customers, measured by the revenue we derive from them, accounted for 48%, 50% and 52% of our revenue for 2017, 2016 and 2015, respectively. One retailer accounted for 15%, 17% and 14% of our revenue for 2017, 2016 and 2015, respectively. A second retailer accounted for less than 10% of our revenue in 2017 but accounted for 11% and 12% of our revenue in 2016 and 2015, respectively. The loss of a small number of our large customers, or the reduction in business with one or more of our large customers, could have a significant adverse effect on our operating results. In addition, we may choose to temporarily or permanently stop shipping product to customers who do not follow the policies and guidelines in our sales agreements, which could have a material negative effect on our revenues and operating results. Our sales agreements with these large customers do not require them to purchase any meaningful amount of our products annually and we grant limited rights to return product to some of these large customers.
If we encounter problems with our distribution system, our ability to deliver our products to the market and to meet customer expectations could be harmed.
We rely on third-party distribution facilities for substantially all of our product distribution to distributors and directly to retailers. Our distribution facilities include computer controlled and automated equipment, which means their operations may be vulnerable to computer viruses or other security risks, the proper operation of software and hardware, electronic or power interruptions or other system failures. Further, because substantially all of our products are distributed from only a few locations and by a small number of companies, our operations could be interrupted by labor difficulties, extreme or severe weather conditions, or floods, fires or other natural disasters near our distribution centers, or port shutdowns or other transportation-related interruptions along our distribution routes. Additionally, we use one primary supplier for the third-party distribution and if this supplier were to experience financial difficulties, it could adversely affect our business.
We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers than expected, which could harm our business and operating results.
We generally provide a 12-month warranty on all of our products, except in the European Union, or EU, where we provide a two-year warranty on all of our products. The occurrence of any material defects in our products could make us liable for damages and warranty claims in excess of our current reserves. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease retailer, distributor and consumer confidence and demand, and adversely affect our operating results and financial condition. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could adversely affect our business and operating results. Based on our historical experience with our camera products, we have an established methodology for estimating warranty liabilities with respect to cameras and accessories. However, we have insufficient data and historical experience to be able to predict future warranty claims related to our Fusion spherical camera.
In 2016, we launched GoPro Care, a fee-based service that offers a range of support options to our consumers, including extended warranty and accidental damage coverage in the United States, and we plan to expand GoPro Care internationally. Accidental damage coverage and extended warranties are regulated in the United States on a state level and are treated differently by state. Additionally, outside the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer GoPro Care in compliance with any similar laws adopted in other jurisdictions. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.
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
Our intellectual property and proprietary rights may not adequately protect our products and services, and our business may suffer if it is alleged or determined that our technology, products, or another aspect of our business infringes third-party intellectual property or if third parties infringe our rights.
We own patents, trademarks, copyrights, trade secrets, and other intellectual property (collectively “intellectual property”) related to aspects of our products, software, services and designs. Our commercial success may depend in part on our ability to obtain, maintain and protect these rights in the United States and abroad.
We regularly file patent applications to protect innovations arising from our research, development and design as we deem appropriate. We may fail to apply for patents on important products, services, technologies or designs in a timely fashion, or at all. We may not have sufficient intellectual property rights in all countries where unauthorized third-party copying or use of our proprietary technology occurs and the scope of our intellectual property might be more limited in certain countries. Our existing and future patents may not be sufficient to protect our products, services, technologies or designs and/or may not prevent others from developing competing products, services, technologies or designs. We cannot predict the validity and enforceability of our patents and other intellectual property with certainty.
We have registered, and applied to register, certain of our trademarks in several jurisdictions worldwide. In some of those jurisdictions, third-party filings exist for the same, similar or otherwise related products or services, which could block the registration of our marks. Even if we are able to register our marks, competitors may adopt or file similar marks to ours, seek to cancel our trademark registrations, register domain names that mimic or incorporate our marks, or otherwise infringe upon or harm our trademark rights. Although we police our trademark rights carefully, there can be no assurance that we are aware of all third-party uses or that we will prevail in enforcing our rights in all such instances. Any of these negative outcomes could affect the strength, value and effectiveness of our brand, as well as our ability to market our products. We have also registered domain names for websites, or URLs, that we use in our business, such as gopro.com. If we are unable to protect our domain names, our brand, business, and operating results could be adversely affected. Domain names similar to ours have already been registered in the United States and elsewhere, and we may not be able to prevent third parties from acquiring and using domain names that infringe, are similar to, or otherwise decrease the value of, our trademarks. In addition, we might not be able to, or may choose not to, acquire or maintain trademark registrations, domain names, or other related rights in certain jurisdiction.
Litigation may be necessary to enforce our intellectual property rights. Initiating infringement proceedings against third parties can be expensive, take significant time, and divert management’s attention from other business concerns. We may not prevail in litigation to enforce our intellectual property against unauthorized use.
Third parties, including competitors and non-practicing entities, have brought intellectual property infringement claims against us. We expect to continue to receive such intellectual property claims in the future. While we will defend ourselves vigorously against any such existing and future legal proceedings, we may not prevail against all such allegations. We may seek licenses from third parties where appropriate, but they could refuse to grant us a license or demand commercially unreasonable terms. Further, an adverse ruling in an intellectual property infringement proceeding could force us to suspend or permanently cease the production or sale of products/services, face a temporary or permanent injunction, redesign our products/services, rebrand our products/services, pay significant settlement costs, pay third-party license fees or damage awards or give up some of our intellectual property. The occurrence of any of these events may adversely affect our business, financial condition and operating results.
If we are unable to maintain or acquire rights to include intellectual property owned by others in the content distributed by us, our marketing, sales or future business strategy could be affected or we could be subject to lawsuits relating to our use of this content.
The distribution of GoPro content helps to market our brand and our products. If we cannot continue to acquire rights to distribute user-generated content or acquire rights to use and distribute music, athlete and celebrity names and likenesses or other content for our original productions or third-party entertainment distribution channels or for our software products, our marketing efforts could be diminished, our sales could be harmed and our future content strategy could be adversely affected. In addition, third-party content providers or owners may allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use of or otherwise alter our business practices on a timely basis in response to claims of infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business may be adversely affected. As a user and distributor of content, we face potential liability for rights of publicity and privacy, as well as copyright, or trademark infringement or other claims based on the nature and content of materials that we distribute. If we are found to violate such third-party rights, then our business may suffer.
If we encounter issues with our manufacturers or suppliers, our business, brand, and results of operations could be harmed and we could lose sales.
We do not have internal manufacturing capabilities and rely on several contract manufacturers, located primarily in China, to manufacture our products. We cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. We also rely on a number of supply chain partners to whom we outsource activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. Our supply chain partners are located in China, Czech Republic, Hong Kong, Netherlands, Singapore and a number of other countries in Europe and the Asia Pacific region. Our manufacturers and supply chain partners may experience disruptions in their operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases or other similar problems. Further, in order to minimize their inventory risk, our manufacturers might not order components from third-party suppliers with adequate lead time, thereby affecting our ability to meet our demand forecast. Therefore, if we fail to manage our relationship with our manufacturers and supply chain partners effectively, or if they experience operational difficulties, our ability to ship products to our retailers and distributors could be impaired and our competitive position and reputation could be harmed.
In the event that we receive shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards, and we are not able to obtain replacement products in a timely manner, we risk revenue losses from the inability to sell those products, increased administrative and shipping costs, and lower profitability. Additionally, if defects are not discovered until after consumers purchase our products, they could lose confidence in the technical attributes of our products and our business could be harmed. For example, in the first quarter of 2018, we end of lifed our REMO accessory related to battery performance.
We do not control our contract manufacturers or suppliers, including their labor, environmental or other practices. Environmental regulations or changes in the supply, demand or available sources of natural resources may affect the availability and cost of goods and services necessary to run our business. We require our contract manufacturers and suppliers to comply with our formal supplier code of conduct and relevant standards and have ongoing audit programs in place to assess our suppliers’ compliance with our requirements. We periodically conduct audits of our contract manufacturers’ and suppliers’ compliance with our code of conduct, applicable laws and good industry practices. However, these audits may not be frequent or thorough enough to detect non-compliance. Deliberate violations of labor, environmental or other laws by our contract manufacturers or suppliers, or a failure of these parties to follow ethical business practices, could lead to negative publicity and harm our reputation or brand.
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
The global nature of our business and the significance of our international revenue create various domestic and local regulatory challenges and subject us to risks associated with our international operations. The U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act 2010, or the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business, directing business to another, or securing an advantage. In addition, U.S. public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, U.S. companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.

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
The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies. Our products are subject to U.S. export controls, and exports of our products must be made in compliance with various economic and trade sanctions laws. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by U.S. sanctions. Even though we take precautions to prevent our products from being provided to targets of U.S. sanctions, our products, including our firmware updates, could be provided to those targets or provided by our customers. Any such provision could have negative consequences, including government investigations, penalties and reputational harm. Our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.
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
We are subject to income taxes in the United States and various jurisdictions outside the United States. Our effective tax rate could fluctuate due to changes in the mix of earnings and losses in countries with differing statutory tax rates. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates. Our tax expense could also be affected by changes in non-deductible expenses, changes in excess tax benefits related to exercises and vesting of stock-based expense, and the applicability of withholding taxes.
Additionally, in December 2017, the current U.S. administration signed an act referred to as the Tax Cuts and Jobs Act (TCJA), generally effective for taxable years beginning after December 31, 2017. The TCJA is complex and includes significant amendments to the Internal Revenue Code of 1986, as amended, including amendments that significantly change the taxation of offshore earnings and the deductibility of interest. The TCJA had a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. We are currently assessing the effect of the TCJA on our business and consolidated financial statements. See Note 9 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion of the TCJA.
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
In addition, we are subject to the examination of our income tax returns by the U.S. Internal Revenue Service (IRS) and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and other taxes and have reserved for adjustments that may result from the current examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.
If we are unable to maintain effective internal control in the future, we may not be able to produce timely and accurate financial statements, which could adversely affect our investors’ confidence and our stock price.
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
While we have determined that our internal control over financial reporting was effective as of December 31, 2017, we must continue to monitor and assess our internal control over financial reporting. Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected.
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities.
We use open source software in our platform that may subject our technology to general release or require us to re-engineer our solutions, which may cause harm to our business.
We use open source software in connection with our services. From time to time, companies that incorporate open source software into their products have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute or make available open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could nevertheless occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition or operating results.

Our reported financial results may be negatively impacted by the changes in the accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. For example, in May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is expected to immaterially change the amount and timing of revenue recognized related to certain sales incentives. Other companies in our industry may apply these accounting principles differently than we do, which may affect the comparability of our financial statements. See Note 1 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
If our estimates or judgments relating to our critical accounting policies and estimates prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in this Annual Report on Form 10-K for the year ended December 31, 2017 in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation, stock-based compensation expense, warranty reserves, goodwill and acquired intangible assets, and accounting for income taxes including deferred tax assets and liabilities.
Catastrophic events or political instability could disrupt and cause harm to our business.
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, act of terrorism or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations including in China, Hong Kong, Japan, Netherlands, Singapore and Taiwan as well as the United States. Political instability or catastrophic events in any of those countries could adversely affect our business in the future, our financial condition and operating results.
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
Changes in interpretation of any federal, state, local or international regulation may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply, or with any similar laws adopted in other jurisdictions. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties and other sanctions, which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material effect on our results of operations or cash flows and, although we cannot predict the future effect of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our products or how they are manufactured, which could have a material adverse effect on our business and financial condition.
Risks related to Ownership of our Class A Common Stock
Our stock price has been and will likely continue to be volatile.
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $7.24 to $93.85 per share through December 31, 2017. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a defendant in three shareholder class action lawsuits as well as a shareholder derivative lawsuit and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Legal Proceedings.
If we fail to meet expectations related to future growth, profitability, or other market expectations, our stock price may decline significantly, which could have a material adverse effect on investor confidence and employee retention. A sustained decline in our stock price and market capitalization could lead to impairment charges.

The dual class structure of our common stock has the effect of concentrating voting control with our CEO and we cannot predict the effect our dual class structure may have on our stock price or our business.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 76.5% of the voting power of our outstanding capital stock as of December 31, 2017 with Mr. Woodman, our Chairman and CEO, holding approximately 76.2% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
In addition, we cannot predict whether our dual class structure, combined with the concentrated control with Mr. Woodman, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell announced that it plans to require new constituents of its indexes to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indexes. Because of our dual class structure, we may be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
The prepaid forward initially facilitated privately negotiated derivative transactions relating to our Class A common stock, including derivative transactions by which investors in the Notes established short positions relating to our Class A common stock to hedge their investments in the Notes concurrently with, or shortly after, the placement of the Notes. Neither we nor the forward counterparty control how such investors may use such derivative transactions. In addition, such investors may enter into other transactions in connection with such derivative transactions, including the purchase or sale of our Class A common stock, at any time. As a result, the existence of the prepaid forward, such derivative transactions, and any related market activity could cause more sales of our Class A common stock over the term of the prepaid forward than there would have otherwise been had we not entered into the prepaid forward. Such sales could potentially affect the market price of our Class A common stock and/or the Notes.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2017, we leased office facilities around the world totaling approximately 577,000 square feet, including approximately 311,000 square feet for our corporate headquarters in San Mateo, California. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable, commercially reasonable terms. See Note 11 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information about our lease commitments.

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
On January 25, 2016, a purported shareholder class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current and former directors and executive officers and underwriters of the Company’s IPO (“Defendants”). The complaint purports to bring suit on behalf of shareholders who purchased the Company’s stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with the Company’s IPO and alleges claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suit seeks unspecified damages and other relief. A similar complaint was filed on May 13, 2016, and consolidated on June 7, 2016. Defendants filed a demurrer (motion to dismiss) to the consolidated action. On July 13, 2016, the court sustained the demurrer dismissing the complaint with leave to amend the complaint. The plaintiff filed an amended complaint on October 7, 2016. Defendants filed a demurrer to the amended complaint on October 28, 2016. On December 16, 2016, the court overruled the demurrer with respect to the Section 11 and 15 claims and sustained the demurrer in part and overruled the demurrer in part with respect to the Section 12(a)(2) claim. Defendants answered the amended complaint on January 3, 2017. On November 20, 2017, the parties reached an agreement in principle to settle the action. The settlement is subject to final documentation and the approval of the Court, among other conditions.
On November 16, 2016, a purported shareholder class action lawsuit (the “2016 Shareholder Class Action”) was filed in the U.S. District Court for the Northern District of California against the Company and Mr. Woodman, our Chairman and CEO, Brian McGee, our CFO, and Anthony Bates, our former President (“Defendants”). The complaint purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 4, 2016. The complaint purports to allege that Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages, fees and costs. On February 6, 2017, the court appointed lead plaintiff and lead counsel. On March 14, 2017, the lead plaintiff filed an amended complaint against the Company and certain of its officers (“GoPro Defendants”) on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 8, 2016. On April 13, 2017, the GoPro Defendants filed a motion to dismiss the amended complaint. On July 26, 2017, the court denied that motion and directed plaintiff to amend its complaint to add all defendants the plaintiff intended to sue. On August 4, 2017, plaintiff filed a second amended complaint, which Defendants answered on September 8, 2017.
On November 8, 2017, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The action is based on allegations similar to those in the 2016 Shareholder Class Action and asserts causes of action against the individual defendants for breach of fiduciary duty for allegedly disseminating false and misleading information, breach of fiduciary duty for allegedly misappropriating information and for insider stock sales, unjust enrichment, violation of Section 25402 of the California Corporations Code, and for contribution and indemnification. On January 4, 2018, the court signed an order relating this case to the 2016 Shareholder Class Action. On January 22, 2018, defendants filed a motion to dismiss for lack of subject matter jurisdiction and improper forum. By agreement of the parties and court order, defendants need not answer or otherwise respond to the complaint pending the outcome of that motion.
Beginning on January 9, 2018, the first of four purported shareholder class action lawsuits (the “2018 Shareholder Class Actions”) were filed in the U.S. District Court for the Northern District of California against the Company, Mr. Woodman, and Mr. McGee (“Defendants”). Similar complaints were filed on January 11, 2018 and January 24, 2018. Each of the complaints purports to bring suit on behalf of shareholders who purchased the Company's publicly traded securities between November 2, 2017 and January 5, 2018 for the first complaint and between August 4, 2017 and January 5, 2018 for the remaining three complaints. Each of the complaints purports to allege that Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages, fees and costs.

On February 13, 2018, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The action is based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Actions and asserts causes of action against the individual defendants for breach of fiduciary duty, and for making false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. Plaintiff seeks corporate reforms, disgorgement of profits from stock sales, and fees and costs.
We are currently and in the future may continue to be subject to litigation, claims and assertions incidental to our business, including patent infringement litigation and product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. Due to inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters. We are unable at this time to determine whether the outcome of the litigation would have a material effect on our business, financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities
The following table sets forth the high and low closing sale price per share of our Class A common stock, as reported on The Nasdaq Global Select Market for the periods indicated:

	2017		2016
	High	Low	High	Low
First Quarter	$10.97	$7.24	$18.69	$9.78
Second Quarter	$9.18	$7.70	$13.98	$8.80
Third Quarter	$11.69	$7.95	$17.15	$10.59
Fourth Quarter	$11.12	$7.57	$17.13	$8.69
Holders. As of January 31, 2018, there were 125 holders of record of our Class A common stock and 43 holders of record of our Class B common stock.
Dividends. We have not declared or paid any cash dividends on our capital stock and do not currently intend to pay any cash dividends on our Class A or Class B common stock in the foreseeable future.
Securities authorized for issuance under equity compensation plans. The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2018 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2017.

Performance graph. The graph below compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the S&P 500 Consumer Durables Index. The graph assumes $100 was invested (with reinvestment of all dividends, as applicable) at the close of market on June 26, 2014 in the Class A common stock of GoPro, Inc., the S&P 500 Index and the S&P 500 Consumer Durables Index, and its relative performance is tracked through December 31, 2017. Note that historic stock price performance is not intended to be indicative of future stock price performance.
Sales of unregistered securities. Not applicable.
Issuer purchases of equity securities. No shares of our Class A or Class B common stock were purchased during the fourth quarter of 2017.

Item 6. Selected Consolidated Financial Data
The information set forth below for the five years ended December 31, 2017 is not necessarily indicative of results of future operations, and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
(dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013
Consolidated statements of operations data:
Revenue	$1,179,741	$1,185,481	$1,619,971	$1,394,205	$985,737
Gross profit	$384,530	$461,920	$673,214	$627,235	$361,784
Gross margin	32.6%	39.0%	41.6%	45.0%	36.7%
Operating income (loss)	$(163,460)	$(372,969)	$54,748	$187,035	$98,703
Net income (loss)	$(182,873)	$(419,003)	$36,131	$128,088	$60,578

Net income (loss) per share:
Basic	$(1.32)	$(3.01)	$0.27	$1.07	$0.54
Diluted	$(1.32)	$(3.01)	$0.25	$0.92	$0.47

Other financial information:
Adjusted EBITDA (1)	$(31,368)	$(192,807)	$179,309	$293,380	$133,726
Non-GAAP net income (loss) (2)	$(95,867)	$(201,247)	$111,564	$188,913	$68,826
Non-GAAP diluted earnings (loss) per share (2)	$(0.69)	$(1.44)	$0.76	$1.32	$0.50

(1)
We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, POP display amortization, stock-based compensation, impairment charges and restructuring costs.

(2)
We define non-GAAP net income as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, non-cash interest expense, restructuring costs and taxes related to the tax effect of these adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment write-downs (if applicable), as well as third-party transaction costs for legal and other professional services. Non-GAAP earnings per share considers the conversion of the redeemable convertible preferred stock into shares of common stock as though the conversion had occurred at the beginning of the period and the initial public offering shares issued July 2014 as if they had been outstanding since the beginning of the period.

See Non-GAAP Financial Measures in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below for additional information and a reconciliation of net income (loss) to Adjusted EBITDA and net income (loss) to non-GAAP net income (loss), and a reconciliation of the shares used in the calculation of non-GAAP diluted earnings per share.

	As of December 31,
(in thousands)	2017	2016	2015	2014	2013
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities	$247,390	$217,953	$474,058	$422,256	$101,410
Inventory	150,551	167,192	188,232	153,026	111,994
Working capital	203,156	157,074	538,066	564,274	57,446
Total assets	850,246	922,640	1,102,976	917,691	439,671
Total indebtedness	130,048	—	—	—	113,612
Redeemable convertible preferred stock	—	—	—	—	77,198
Total stockholders’ equity (deficit)	298,705	446,945	772,033	641,204	(5,366)

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a variety of factors, including but not limited to, those discussed in Risk Factors and elsewhere in this Annual Report on Form 10-K. This MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Components of Our Results of Operations. Description of the items contained in each operating revenue and expense caption in the consolidated statements of operations.

•	Results of Operations. Analysis of our financial results comparing 2017 to 2016 and 2016 to 2015.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Overview of contractual obligations, including expected payment schedule and indemnifications as of December 31, 2017.

•
Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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
Helping people capture, share experiences and manage content is at the core of our business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, enjoy and store engaging personal content. When consumers use our products and services, those products and services enable compelling, authentic content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new cameras, accessories and software applications. We believe new camera features and services drive a replacement cycle and attract new users. Our investments in mobile editing and sharing solutions, auto-upload capabilities, local language user-interfaces and voice recognition in multiple languages drive the expansion of our total addressable market.
In the fall of 2017, we began shipping our newest cloud connected camera, HERO6 Black, which features image stabilization, telemetry, cloud connectivity and voice control. Our HERO6 Black camera is powered by GoPro’s custom designed GP1 processor and is the most powerful and performance featured GoPro camera to date. HERO6 Black is compatible with our ecosystem of mountable and wearable accessories. We offer many professional-grade features with our current good-better-best camera offerings, of our HERO5 Session, HERO5 Black and HERO6 Black. These cameras feature automatic uploading capabilities for photos and videos to GoPro Plus, our premium cloud-based solution that enables subscribers to easily access, edit and share their content. HERO5 and HERO6 cameras are also compatible with GoPro QuikStories, our mobile experience that seamlessly copies a user’s GoPro photos and video clips to his or her smartphone and transforms them into a ready-to-share video. GoPro QuikStories makes it simple to automatically create shareable video edits complete with music, effects and transitions.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Our product offerings also include our recently announced waterproof 360-degree spherical camera, Fusion and our drone and stabilization solution, Karma.
The following is a summary of measures presented in our consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

(units and dollars in thousands, except per share amounts)	Q4 2017	Q4 2016	FY 2017	FY 2016
Revenue	$334,796	$540,621	$1,179,741	$1,185,481
Camera units shipped (1)	1,361	2,284	4,303	4,762
Gross margin (2)	23.8%	39.2%	32.6%	39.0%
Operating expenses	$138,097	$238,703	$547,990	$834,889
Net loss	$(55,848)	$(115,709)	$(182,873)	$(419,003)
Diluted net loss per share	$(0.41)	$(0.82)	$(1.32)	$(3.01)
Cash provided by (used in) operations	$56,990	$12,696	$(36,853)	$(107,753)

Other financial information:
Adjusted EBITDA (3)	$(26,544)	$44,343	$(31,368)	$(192,807)
Non-GAAP net income (loss) (4)	$(41,319)	$42,367	$(95,867)	$(201,247)
Non-GAAP income (loss) per share	$(0.30)	$0.29	$(0.69)	$(1.44)
(1) Represents the number of camera units that are shipped during a reporting period, including camera units that are shipped with drones, net of any returns. Camera units shipped does not include drones sold without a camera, mounts or accessories.
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
Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented under Non-GAAP Financial Measures below.
Full year and fourth quarter 2017 financial performance
Our fourth quarter 2017 revenue was $334.8 million, a decrease of 38.1% year-over-year, primarily attributable to the timing of our HERO5 Black and HERO6 Black camera launches. We shipped our HERO5 Black and HERO5 Session cameras late in the third quarter of 2016, which resulted in the majority of HERO5 Black and HERO5 Session cameras being sold in the fourth quarter of 2016. In 2017, we shipped HERO6 Black earlier in the third quarter, relative to 2016, which provided for more balanced sales of HERO6 Black between the third and fourth quarters of 2017. Revenue for the fourth quarter of 2017 was negatively impacted by $80.5 million in price protection charges related to HERO5 Session, HERO5 Black and HERO6 Black cameras, as well as our Karma drone.
Full year 2017 revenue of $1.18 billion was relatively flat year-over-year primarily attributable to a 10.1% increase in our average selling price (defined as total revenue divided by units shipped), offset by a 9.6% decrease in the number of units shipped to 4.3 million units compared to the prior year. See Revenue below.
Gross margin of 23.8% for the fourth quarter of 2017 and 32.6% for the full year 2017 reflected the negative impact of $80.5 million for price protection and $14.9 million for Karma write downs and related charges. Gross margin in 2016 of approximately 39.0% for both the fourth quarter of 2016 and full year 2016 were lower than historical levels due to an increase in our average cost per unit shipped, reflecting the enhanced functionality and better capability of our HERO5 cameras when compared to prior generation offerings. See Gross Margin below.
Our year-over-year operating expense decreased 42.1% and 34.4% in the fourth quarter and full year 2017, respectively. In 2016, we made significant investments to develop Karma which resulted in higher professional service costs in 2016 compared to 2017. Additionally, the decrease in expenses between 2016 and 2017, on a

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

fourth-quarter and full-year basis, was attributable to: (1) lower cash-based personnel-related expenses of approximately $18.1 million and $61.8 million, respectively, driven by a 20% reduction in average global headcount during 2017, (2) lower advertising and promotional activity costs of $16.7 million and $33.9 million, respectively and (3) lower restructuring charges of $3.3 million and $19.7 million, respectively. In the first and fourth quarters of 2016 and first quarter of 2017, we implemented global reductions-in-force and other restructuring actions to reduce our on-going operating expenses. See Operating Expenses and Restructuring Costs below.
Net loss was $55.8 million, or $0.41 loss per share, and $182.9 million, or $1.32 loss per share, for the fourth quarter and full year 2017. For the fourth quarter and full year 2017, non-GAAP net loss was $41.3 million, or $0.30 per share, and $95.9 million, or $0.69 per share. Full year adjusted EBITDA improved by $161.4 million to negative $31.4 million, which benefited from our focus on cost management. Fourth quarter 2017 adjusted EBITDA was negative $26.5 million, or $70.9 million less than the fourth quarter 2016. The fourth quarter of 2017 was negatively impacted by $80.5 million of price protection charges and $14.9 million of Karma related charges, offset by a $33.1 million decrease in restructuring charges. Non-GAAP items exclude, where applicable, the effects of stock-based compensation, acquisition-related costs, restructuring costs, non-cash interest expense and the tax impact of these items. See Non-GAAP Financial Measures below for additional information.
We ended the year with total cash, cash equivalents and marketable securities of $247.4 million, up 25.9% from the third quarter of 2017. For the fourth quarter of 2017, the increase was due to cash flows from operations of $57.0 million reflecting favorable changes in asset and liabilities, which offset our net loss during the quarter. For the full year 2017, the increase was principally attributable to $91.0 million in net proceeds from the issuance of our Convertible Notes in April 2017 and $9.8 million in cash received from stock purchases made through our ESPP and employee stock option exercises, partially offset by cash flows used in operations of $36.9 million.
See Results of Operations and Liquidity and Capital Resources below for additional information.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below.  While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred material operating losses in 2016 and 2017. Our recent restructuring actions have significantly reduced our operating expenses in 2017 compared to the comparable periods in 2016, while also providing a flatter, more efficient global organization that has allowed for improved communication and alignment amongst our functional teams. If we are unable to generate adequate revenue growth, attain gross margin targets, and continue to manage our expenses, we may incur significant losses in the future and may not be able to achieve profitability.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, mobile applications and other new products and services. We plan to further build upon our integrated mobile and cloud-based storytelling solutions and subscription offerings in future periods. Our investments, including marketing and advertising expenses, may not successfully drive increased sales of our products and our users may not adopt our new offerings. If we fail to innovate and enhance our brand, our integrated storytelling solution, and the value proposition of our subscriptions, our market position and revenue will be adversely affected. Further, we have incurred substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.
Growing our total addressable market globally. We continue to believe that international markets represent a significant growth opportunity for GoPro. Revenue from outside the United States comprised 55%, 53% and 52% of our revenue in 2017, 2016 and 2015, respectively. While the total market for digital cameras has declined in recent periods, as smartphone and tablet camera quality has improved, we continue to believe our consumers’ differentiated use of GoPro cameras, our integrated storytelling solution and our powerful brand helps insulate our business from many of the negative trends facing this category. However, we expect that the markets in which we

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

conduct our business will remain highly competitive. We plan to increase our presence internationally through the active promotion of our brand, the creation and cultivation of regional strategic and marketing partnerships, the continued introduction of localized products in international markets with region specific marketing, and an investment focus on the biggest opportunities in both Europe and Asia-Pacific.
Our growth also depends on expanding our total addressable market with our updated subscription service, Plus, other services and capture perspectives, including spherical, which are all resource intensive initiatives in highly competitive markets. If we are not successful in penetrating additional markets, we might not be able to grow revenue and we may not recognize benefits from our investment in new areas.
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
See Item 1. Business, above for additional information regarding our business strategy.

Components of our Results of Operations
Revenue. Our revenue is primarily comprised of product revenue, net of returns and sales incentives (including price protection). Revenue is derived from the sale of our cameras and accessories directly to retailers, as well as through our network of domestic and international distributors, and through gopro.com. See Critical Accounting Policies and Estimates below and Note 1 to the consolidated financial statements for information regarding revenue recognition.
We plan to adopt the Financial Accounting Standards Board's new revenue standard, Accounting Standards Codification 606 (ASC 606), Revenue from Contracts with Customers, beginning January 1, 2018 which is expected to immaterially change the amount and timing of revenue recognized related to certain sales incentives. See Note 1 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
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
Research and development. Our research and development expense consists primarily of personnel-related costs, including salaries, stock-based compensation and employee benefits. Research and development expense also includes consulting and outside professional services costs, materials, allocated facilities, depreciation, and other supporting overhead expenses associated with the development of our product and service offerings, as well as the amortization of certain acquired intangible assets.
Sales and marketing. Our sales and marketing expense consists primarily of advertising and marketing promotions of our products and services and personnel-related costs, including salaries, stock-based

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

compensation and employee benefits. Sales and marketing expense also includes POP display expenses and related amortization, sales commissions, trade show and event costs, sponsorship costs, consulting and contractor expenses, and allocated facilities, depreciation and other supporting overhead expenses.
General and administrative. Our general and administrative expense consists primarily of personnel-related costs, including salaries, stock-based compensation and employee benefits for our finance, legal, human resources, information technology, and administrative personnel. The expense also includes professional service costs related to accounting, tax, legal services, and allocated facilities, depreciation and other supporting overhead expenses.

Results of Operations
The following table sets forth the components of our consolidated statements of operations for each of the periods presented, and each component as a percentage of revenue:

	Year ended December 31,
(dollars in thousands)	2017		2016		2015
Revenue	$1,179,741	100%	$1,185,481	100%	$1,619,971	100%
Cost of revenue	795,211	67	723,561	61	946,757	58
Gross profit	384,530	33	461,920	39	673,214	42
Operating expenses:
Research and development	229,265	19	358,902	30	241,694	15
Sales and marketing	236,581	20	368,620	31	268,939	17
General and administrative	82,144	7	107,367	9	107,833	7
Total operating expenses	547,990	46	834,889	70	618,466	38
Operating income (loss)	(163,460)	(13)	(372,969)	(31)	54,748	3
Other income (expense):
Interest expense	(13,660)	(1)	(2,992)	—	(1,575)	—
Other income (expense), net	733	—	787	—	(588)	—
Total other expense, net	(12,927)	(1)	(2,205)	—	(2,163)	—
Income (loss) before income taxes	(176,387)	(14)	(375,174)	(31)	52,585	3
Income tax expense	6,486	1	43,829	4	16,454	1
Net income (loss)	$(182,873)	(15)%	$(419,003)	(35)%	$36,131	2%

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue

	Year ended December 31,			2017 vs 2016	2016 vs 2015
(camera units and dollars in thousands)	2017	2016	2015	% Change	% Change
Camera units shipped	4,303	4,762	6,584	(10)%	(28)%

Direct channel	$634,888	$650,111	$841,882	(2)	(23)
Percentage of revenue	53.8%	54.8%	52.0%
Distribution channel	$544,853	$535,370	$778,089	2	(31)
Percentage of revenue	46.2%	45.2%	48.0%
Total revenue	$1,179,741	$1,185,481	$1,619,971	—%	(27)%

Americas	$591,879	$619,784	$868,772	(5)%	(29)%
Percentage of revenue	50.2%	52.3%	53.6%
Europe, Middle East and Africa (EMEA)	$334,872	$366,352	$535,260	(9)	(32)
Percentage of revenue	28.4%	30.9%	33.0%
Asia and Pacific (APAC)	$252,990	$199,345	$215,939	27	(8)
Percentage of revenue	21.4%	16.8%	13.4%
Total revenue	$1,179,741	$1,185,481	$1,619,971	—%	(27)%
2017 Compared to 2016. In 2017, we saw an increase in revenue related to our Karma drone which was launched in February 2017, offset by price protection charges of $80.5 million, which resulted in revenue remaining relatively flat for 2017 compared to 2016. Additionally, units shipped in 2017 decreased 10%, reflecting a higher mix of lower price point cameras sold in 2016 compared to 2017. Revenue increased sequentially each quarter of 2017, with the fourth quarter comprising 28% of total 2017 revenue, reflecting the launch of the HERO6 camera preceding the holiday shopping season. The average selling price of units shipped in the fourth quarter of 2017, defined as total revenue divided by unit shipments, increased 4.0% compared to the fourth quarter of 2016.
2016 Compared to 2015. The year-over-year decline in total revenues during 2016 compared to 2015 was due to a 28% decrease in units shipped, reflecting global channel unit sell-through that exceeded sell-in for the first three quarters of 2016 as we worked to reduce channel inventory in preparation for the launch of HERO5 in September 2016. In addition, our revenue in the first half of 2015 benefited from the launch of our HERO4 cameras preceding the 2014 holiday season, whereas there was no major product introduction near the end of 2015. Revenue increased sequentially each quarter of 2016, with the fourth quarter comprising 46% of total 2016 revenue, reflecting the launch of HERO5 cameras and new mounts and accessories preceding the holiday shopping season. The average selling price of units shipped increased 1% year-over-year. We recognized no revenue in 2016 for our Karma drone.
Cost of revenue and gross margin

	Year ended December 31,			2017 vs 2016	2016 vs 2015
(dollars in thousands)	2017	2016	2015	% Change	% Change
Cost of revenue	$786,657	$719,689	$944,304	9%	(24)%
Stock-based compensation	1,935	1,616	1,492	20	8
Acquisition-related costs	5,985	1,759	961	240	83
Restructuring costs	634	497	—	28	N/A
Total cost of revenue	$795,211	$723,561	$946,757	10%	(24)%
Gross margin	32.6%	39.0%	41.6%	(640) bps	(260) bps
2017 Compared to 2016. Gross margin of 32.6% in 2017 decreased from 39.0% in 2016, or (640) bps. Gross margin in 2017 reflected the impact of camera and drone related price protection, (400) bps, lower gross margins

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

from Karma drone sales as compared to camera sales, (143) bps, and inventory and purchase order charges related to Karma and its accessories, (180) bps, partially offset by operational expense improvements.
2016 Compared to 2015. Gross margin of 39.0% in 2016 decreased from 41.6% in 2015, or (260) bps. Gross margin in 2016 reflected an increase in our average cost per unit shipped, which was primarily attributable to the enhanced functionality and improved capability of our new HERO5 cameras (including image stabilization, telemetry, cloud connectivity and voice control) when compared with prior generation offerings, as well as the allocation of fixed overhead costs across significantly fewer units shipped in 2016. This resulted in a (610) bps decrease in gross margin when compared to 2015.
In addition, gross margin for 2015 and 2016 was negatively impacted by product charges of approximately $57 million and $8 million, respectively, for excess purchase order commitments, excess inventory and other charges related to end-of-life HERO legacy products. Partially offsetting these charges in 2016, gross margin benefited from the sales of approximately $18 million associated with previously written off legacy camera inventory. The net year-over-year effect of these legacy items was a benefit to gross margin of approximately 350 bps. The year-over-year effect of stock-based compensation, acquisition-related costs and restructuring costs on gross margin was not material.
Research and development

	Year ended December 31,			2017 vs 2016	2016 vs 2015
(dollars in thousands)	2017	2016	2015	% Change	% Change
Research and development	$191,182	$295,901	$220,516	(35)%	34%
Stock-based compensation	24,963	31,365	18,024	(20)	74
Acquisition-related costs	3,028	14,439	3,154	(79)	358
Restructuring costs	10,092	17,197	—	(41)	N/A
Total research and development	$229,265	$358,902	$241,694	(36)%	48%
Percentage of revenue	19.4%	30.3%	14.9%
2017 Compared to 2016. The year-over-year decrease of $129.6 million, or 36%, in total research and development expenses in 2017 compared to 2016 reflected a decrease in consulting and professional services costs of $59.7 million, a decrease in cash-based personnel-related costs by $36.7 million in 2017, due to a 23% reduction in global research and development headcount from restructuring actions, and decreases in depreciation and other supporting overhead expenses of $6.7 million. In addition, in 2017, acquisition-related costs decreased $11.4 million due to an intangible impairment charge of $6.0 million related to projects that were discontinued in the third quarter of 2016 and stock-based compensation decreased $6.4 million due to lower employee headcount. See Restructuring costs below for additional information regarding restructuring charges recorded in 2017 and 2016.
2016 Compared to 2015. The year-over-year growth of $117.2 million, or 48%, in total research and development expenses in 2016 compared to 2015 was primarily attributable to increases in cash-based personnel-related costs of $45.8 million driven by a 35% growth in average global headcount during 2016, increases in allocated facilities, depreciation and other supporting overhead expenses of $19.3 million and increases in material and equipment costs of $11.5 million. In addition, stock-based compensation increased $13.3 million in 2016 due to higher employee headcount. Acquisition-related costs increased $11.3 million in 2016 due to intangible asset impairment charges of approximately $7 million related to projects that were discontinued in the second half of 2016, as well as increased amortization associated with two acquisitions completed during the first half of 2016. Charges to restructuring are excluded from above. See Restructuring costs below for information regarding restructuring charges of $17.2 million recorded in 2016.
The growth in research and development expense in absolute dollars, and as a percentage of revenue, was primarily driven by investments (including increased headcount) to support the development of our cameras, drone, related mounts and accessories and software offerings.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales and marketing

	Year ended December 31,			2017 vs 2016	2016 vs 2015
(dollars in thousands)	2017	2016	2015	% Change	% Change
Sales and marketing	$219,036	$342,651	$255,045	(36)%	34%
Stock-based compensation	10,498	13,883	13,762	(24)	1
Acquisition-related costs	—	22	132	(100)	(83)
Restructuring costs	7,047	12,064	—	(42)	N/A
Total sales and marketing	$236,581	$368,620	$268,939	(36)%	37%
Percentage of revenue	20.1%	31.1%	16.6%
2017 Compared to 2016. The year-over-year decrease of $132.0 million, or 36%, in total sales and marketing expenses in 2017 compared to 2016, respectively, was primarily attributable to a $73.7 million decrease in advertising and promotional activity of which, $59.0 million was related to advertising, marketing events and sponsorships. Additionally, there was an $8.8 million decrease in consulting and outside professional service costs, an $8.4 million decrease in travel and entertainment, and a $7.2 million decrease in allocated facilities, depreciation and other supporting overhead expenses. Cash-based personnel-related costs decreased by $23.3 million in 2017, driven by a 16% reduction in global sales and marketing headcount. The favorable reductions in sales and marketing expenses in 2017 were primarily due to more focused and strategic marketing efforts in 2017. Charges to restructuring are excluded from above. See Restructuring costs below for information regarding restructuring charges recorded in 2017 and 2016.
2016 Compared to 2015. The year-over-year growth of $99.7 million, or 37.1%, in total sales and marketing expenses in 2016 compared to 2015 was primarily attributable to increases in advertising and promotional activity costs of $58.5 million associated with expanded corporate branding campaigns to improve worldwide brand awareness and to support the launch of our HERO5 cameras, Karma drone and related products. Additionally, the year-over-year growth in 2016 was attributable to increases in allocated facilities, depreciation and other supporting overhead expenses of $10.2 million and increases in cash-based personnel-related costs of $11.4 million, driven by 16% growth in average global headcount during 2016. Charges to restructuring are excluded from above. See Restructuring costs below for information regarding restructuring charges of $12.1 million recorded in 2016.
General and administrative

	Year ended December 31,			2017 vs 2016	2016 vs 2015
(dollars in thousands)	2017	2016	2015	% Change	% Change
General and administrative	$65,788	$70,247	$59,308	(6)%	18%
Stock-based compensation	13,859	22,663	47,402	(39)	(52)
Acquisition-related costs	(22)	1,126	1,123	(102)	—
Restructuring costs	2,519	13,331	—	(81)	N/A
Total general and administrative expenses	$82,144	$107,367	$107,833	(23)%	—%
Percentage of revenue	7.0%	9.1%	6.7%
2017 Compared to 2016. The year-over-year decrease of $25.2 million, or 23%, in total general and administrative expenses in 2017 compared to 2016 was primarily attributable to a $10.8 million decrease in restructuring costs, of which $8.8 million was due to restructuring charges for executive stock-based compensation, an $8.8 million decrease in stock-based compensation, of which $5.8 million was due to the timing of expense recognition attributable to the CEO RSUs (see Note 7 to the Notes to Consolidated Financial Statements), and a $1.1 million decrease in acquisition-related costs due to higher legal costs incurred in conjunction with our 2016 acquisitions. Cash-based personnel-related costs decreased by $3.2 million year-over-year, driven by a 10% reduction in global general and administrative headcount. See Restructuring costs below

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

for additional information regarding restructuring charges recorded in 2017 and 2016.
2016 Compared to 2015. General and administrative expenses were approximately flat year-over-year. Stock-based compensation decreased $17.3 million in 2016 compared to 2015 due to the timing of expense recognition attributable to the CEO RSUs (see Note 7 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K), which was partially offset by restructuring related charges in 2016 of $13.3 million, as well as increases in consulting and outside professional service costs of $3.7 million, and increases in allocated facilities, depreciation and other supporting overhead expenses of $3.2 million. Cash-based personnel-related costs were approximately flat year-over-year. See Restructuring costs below for additional information regarding restructuring charges recorded in 2016.
Restructuring costs
First quarter 2018 restructuring plan. On January 2, 2018, we approved a restructuring plan to further reduce future operating expense and better align resources around our long-term business strategy. The restructuring provided for a reduction of our global workforce of approximately 21%, the closure of our aerial group and the consolidation of certain leased office facilities. We estimate that we will incur total aggregate charges of approximately $23 million to $33 million for the restructuring. We expect actions associated with the restructuring will be substantially completed in the first quarter of 2018.
First quarter 2017 restructuring plan. On March 15, 2017, we approved a restructuring plan that provided for a reduction of our global workforce by approximately 270 positions, and the consolidation of certain leased office facilities. Under the first quarter 2017 restructuring plan, we recorded restructuring charges of $17.0 million, including $10.3 million related to severance, and $6.7 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring plan were completed by the fourth quarter of 2017.
Fourth quarter 2016 restructuring plan. On November 29, 2016, we approved a restructuring plan that provided for a reduction in our global workforce of approximately 15%, the closure of our entertainment group and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring plan, we recorded restructuring charges of $40.7 million, including $3.2 million related to severance and facilities contract terminations during 2017. The actions associated with the fourth quarter 2016 restructuring plan were completed by March 31, 2017, with only small incremental charges recorded through December 31, 2017.
First quarter 2016 restructuring plan. On January 12, 2016, we approved a restructuring plan that provided for a reduction in our global workforce of approximately 7%. Under the first quarter 2016 restructuring plan, we recorded restructuring charges of $6.5 million in the first quarter of 2016, which primarily included cash-based severance costs. We completed this plan at the end of the first quarter of 2016 and all costs have been paid. No charges were recorded in periods after March 31, 2016.
See Note 13 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Other income (expense)

	Year ended December 31,			2017 vs 2016	2016 vs 2015
(dollars in thousands)	2017	2016	2015	% Change	% Change
Interest expense	$(13,660)	$(2,992)	$(1,575)	357%	90%
Other income (expense), net	733	787	(588)	(7)	(234)
Total other expense, net	$(12,927)	$(2,205)	$(2,163)	486%	2%
2017 Compared to 2016. Total other expense, net, increased by $10.7 million in 2017 compared to 2016, primarily attributable to interest expense and the accretion of debt premium to the face value on our Convertible Notes, which were issued in April 2017.
2016 Compared to 2015. There were no material changes to total other income (expense), net in 2016 as compared to 2015.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Income taxes

	Year ended December 31,			2017 vs 2016	2016 vs 2015
(dollars in thousands)	2017	2016	2015	% Change	% Change
Income tax expense	$6,486	$43,829	$16,454	(85)%	166%
Effective tax rate	3.7%	11.7%	31.3%
2017 Compared to 2016. We recorded an income tax provision of $6.5 million for the year ended December 31, 2017, which resulted in an effective tax rate of 3.7%. Our income tax provision in 2017 was principally composed of tax expenses incurred on pre-tax income in profitable foreign jurisdictions. While we incurred pre-tax losses in the United States and certain lower-rate jurisdictions, we do not expect to recognize any significant tax benefits on pre-tax losses in the United States due to the valuation allowance recorded against our U.S. deferred tax assets. Our 2016 effective tax rate of 11.7% resulted from the tax benefit of $131.3 million on pre-tax book losses of $375.2 million, offset by the establishment of a valuation allowance of $101.9 million on U.S. federal and state net deferred tax assets, as well as the tax expenses incurred on pre-tax income in profitable foreign jurisdictions. See Note 9 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a reconciliation between the U.S. statutory tax rate and our effective tax rates.
2016 compared to 2015. The lower effective tax rate in 2016 compared to 2015 resulted from a federal statutory tax benefit of $131.3 million on pre-tax book losses of $375.2 million, offset by the establishment of a valuation allowance of $101.9 million on all U.S. federal and state net deferred tax assets, as well as income taxes paid at lower rates in profitable foreign jurisdictions (primarily related to our wholly owned subsidiaries in Europe). We recorded a full valuation allowance on our U.S. deferred tax assets because, based upon the weight of then available evidence, we believed that was not more likely than not that our U.S. deferred tax assets would be realized in the then foreseeable future.
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
Quarterly results of operations
The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarterly periods ended December 31, 2017.

	Three months ended
(dollars in thousands, except per share amounts)	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Revenue (1)	$334,796	$329,805	$296,526	$218,614	$540,621	$240,569	$220,755	$183,536
Gross profit (2)	79,786	130,546	105,632	68,566	212,135	97,069	93,002	59,714
Operating expenses (3)	138,097	122,497	130,615	156,781	238,703	212,658	202,379	181,149
Net income (loss)	$(55,848)	$14,661	$(30,536)	$(111,150)	$(115,709)	$(104,068)	$(91,767)	$(107,459)

Net income (loss) per share:
Basic	$(0.41)	$0.11	$(0.22)	$(0.78)	$(0.82)	$(0.74)	$(0.66)	$(0.78)
Diluted	$(0.41)	$0.10	$(0.22)	$(0.78)	$(0.82)	$(0.74)	$(0.66)	$(0.78)

(1)
Included in revenue for the quarter ended December 31, 2017 was a reduction of approximately $80 million for price protection and marketing development funds incurred in connection with the reduction of our camera and drone selling price.

(2)
Included in cost of revenue for the quarter ended March 31, 2016 were charges of $8 million for excess purchase order commitments, excess inventory and obsolete tooling, relating to the end-of-life of our entry-level HERO products.

(3)
Included in operating expenses for the quarter ended March 31, 2017, December 31, 2016 and March 31, 2016 were restructuring charges of approximately $13.6 million, $36.4 million and $6.2 million, respectively.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The following table presents selected financial information as of December 31, 2017 and 2016:

(dollars in thousands)	December 31, 2017	December 31, 2016
Cash and cash equivalents	$202,504	$192,114
Marketable securities	44,886	25,839
Total cash, cash equivalents and marketable securities	$247,390	$217,953
Percentage of total assets	29%	24%
Our primary source of cash is receipts from revenue. Other sources of cash were net proceeds from the issuance of debt, employee participation in the employee stock purchase plan and the exercise of employee stock options. The primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including marketing and office rent, and other costs of revenue. Other uses of cash include purchases of property and equipment and business acquisitions.
As of December 31, 2017, our cash, cash equivalents and marketable securities of $247.4 million were up $29.4 million, or 13.5%, compared to $218.0 million at December 31, 2016. The increase was primarily due to net proceeds from the issuance of convertible notes and collections of accounts receivable, offset by the payments on accounts payable, personnel-related costs and liabilities primarily for inventory obligations. We used cash in operations of $36.9 million and received proceeds of $91.0 million from issuance of convertible notes, net of the prepaid forward transaction and issuance costs. As of December 31, 2017, $108.3 million of cash was held by our foreign subsidiaries.
Convertible Notes
On April 12, 2017, we issued $175 million aggregate principal amount of 3.50% Convertible Senior Notes in a private placement to purchasers for resale to qualified institutional buyers. The Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. The Notes are convertible into cash, shares of the Class A common stock, or a combination thereof, at our election, at an initial conversion rate of 94.0071 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. We pay interest on the Notes semi-annually in arrears on April 15 and October 15 of each year with interest payments beginning on October 15, 2017. Proceeds received from the issuance of the Notes were allocated between a liability component (long-term debt) and an equity component (additional paid-in capital). The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.
In connection with the Notes offering, we entered into a prepaid forward stock repurchase transaction agreement (Prepaid Forward) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $78 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of our Class A common stock underlying the Prepaid Forward is approximately 9.2 million shares (based on The Nasdaq closing sale price of our Class A common stock on April 6, 2017). The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the forward counterparty will deliver to us the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the forward counterparty delivers the shares underlying the Prepaid Forward to us. We intend to use the net proceeds from the Convertible Senior Notes offering of approximately $91 million for general corporate purposes.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity
We believe, based on our most current projections, that our cash, cash equivalents and marketable securities, and amounts available under our credit facility, will be sufficient to address our working capital needs, capital expenditures, outstanding commitments and other liquidity requirements for at least the next 12 months.

•
We expect that operating expenses and inventory purchases will constitute a material use of our cash balances. We intend to continue to manage our operating activities in line with our existing cash and available financial resources. We believe the restructuring actions and other cost saving initiatives we have taken will enable us to continue to significantly reduce our operating expenses to below $400 million on a non-GAAP basis for the full year 2018.

•
We expect to spend significantly less on capital expenditures in 2018 compared to 2017. Our actual future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the timing of new product introductions, market acceptance of our products and overall economic conditions.

•	In February 2018, we received an income tax refund of $32.9 million.

•
In March 2016, we entered into a credit agreement with a syndicate of banks that provided for a secured revolving credit facility under which we could borrow up to an aggregate of $250.0 million. Our credit facility terminates in March 2021. (See Note 5 to the Notes to Consolidated Financial Statements for additional information.)

•
We ended the year with $247.4 million in cash, cash equivalents and marketable securities. Additionally, since March 31, 2017, we generated $81.0 million in cash, excluding the net proceeds from our convertible debt offering in April 2017.

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
Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,			2017 vs 2016	2016 vs 2015
(in thousands)	2017	2016	2015	% Change	% Change
Net cash provided by (used in):
Operating activities	$(36,853)	$(107,753)	$157,611	(66)%	(168)%
Investing activities	$(43,097)	$19,286	$(211,977)	(323)%	(109%)
Financing activities	$88,594	$1,955	$15,665	4,432%	(88)%
Cash flows from operating activities
Cash used in operating activities of $36.9 million was attributable to an adjusted net loss of $75.9 million (net loss adjusted for non-cash expenses of $107.0 million) partially offset by a cash inflow of $39.1 million from changes in operating assets and liabilities. Cash inflow of $39.1 million consisted of a $52.3 million decrease in accounts receivable, offset by changes in other assets and liabilities. The decrease in cash used in operating activities of $70.9 million in 2017 compared to 2016 was primarily due to a decrease of $93.7 million in net assets and liabilities, $41.1 million in deferred taxes and $18.3 million in stock-based compensation expense, offset by $236.1 million less losses in 2017 compared to 2016.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash used in operating activities of $107.8 million in 2016 was attributable to an adjusted net loss of $240.5 million (net loss adjusted for non-cash expenses of $178.5 million) partially offset by net cash inflow of $132.7 million from changes in operating assets and liabilities. Cash inflow related to changes in operating assets and liabilities consisted of increased accounts payable and accrued liabilities of $142.9 million, primarily associated with inventory procurement in the fourth quarter of 2016 to support customer demand during the holiday season, partially offset by other changes in assets and liabilities. The decrease in operating cash flows of $265.4 million in 2016 compared to 2015 was primarily due to a year-over-year decline in total cash inflows associated with lower revenues coupled with a year-over-year increase in cash outflows associated with growth in total operating expenses.
Cash flows from investing activities
Our primary investing activities consist of purchases, maturities and sales of marketable securities and purchases of property and equipment. Cash used in investing activities was $43.1 million in 2017 resulting from the purchases of marketable securities of $52.3 million and $24.1 million for net purchases of property and equipment partially offset by maturities and sales of marketable securities of $33.3 million.
Cash provided by investing activities was $19.3 million in 2016 resulting from net maturities and sales of marketable securities of $167.3 million to be used in operations, offset by $104.4 million in net cash used for acquisitions and $43.6 million for purchases of property and equipment, net. We had no purchases of marketable securities during 2016.
Cash flows from financing activities
Our primary financing activities in 2017 consisted of the issuance of convertible notes and the issuance of equity securities under our common stock plans. Cash provided by financing activities was $88.6 million in 2017 resulting from $175.0 million from the issuance of Notes, and $9.8 million received from stock purchases made through our ESPP and employee stock option exercises, partially offset by $78.0 million for the Prepaid Forward, $12.1 million in tax payments for net RSU settlements and $6.0 million paid for debt issuance costs.

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
Contractual Commitments
Contractual obligations. As of December 31, 2017, our total undiscounted future expected payment obligations under our agreements with terms longer than one year are approximately $313.3 million, including $175.0 million for our Convertible Senior Notes, $128.2 million for operating leases, $7.3 million for sponsorship agreements and $2.8 million for other multi-year agreements. See Note 5 for discussion regarding our Convertible Senior Notes and Note 11 for discussion regarding facility leases and other contractual commitments in the Notes to the Consolidated Financial Statements.
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
Revenue recognition
Revenue is primarily comprised of product revenue, net of returns and sales incentives. We derive substantially all of our revenue from the sale of cameras, drones, mounts and accessories and the related implied post contract support, or PCS. We recognize revenue when all of the following criteria have been met:

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

•
Collectability is reasonably assured. We assess collectability based primarily on the creditworthiness of the customer as determined by credit analysis, the customer’s payment history and other relevant factors.

For most of our revenue, these criteria are met at the time the product is shipped. For customers who purchase products directly from the Company's website, revenue is deferred until delivery to the customer's address because we retain a portion of the risk of loss on these sales during transit.
Our standard terms and conditions of sale for non-web based sales do not allow for product returns other than under warranty. However, we grant limited rights to return product for certain large retailers and distributors. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer class. Upon recognition, we reduce revenue and cost of sales for the estimated returns. Return trends are influenced by product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality and other factors. Return rates may fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns. Actual returns in any future period could differ from our estimates, which could impact the revenue that we report.
Our camera and drone sales are multiple element arrangements that generally include the following three separate units of accounting: a) a hardware component (camera, drone and/or accessories) and the embedded firmware essential to the functionality of the hardware delivered at the time of sale, b) the implicit right to our downloadable free apps and software solutions, and c) the implied right for the customer to receive PCS. PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. Judgment is required to properly identify the accounting units of multiple element arrangements and to determine the manner in which revenue should be allocated among the units. We account for each element separately and allocate revenue based on our best estimate of the selling price (BESP). Our process for determining BESP considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable, including: the level of support provided to customers, estimated costs to provide our support, the amount of time and cost that is allocated to our efforts to

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

develop the undelivered elements, and market trends in the pricing for similar offerings. While changes in the allocation of the estimated sales price between the units of accounting will not affect the amount of total revenue ultimately recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could have a material effect on our financial condition and results of operations.
We provide our customers with sales incentives through various programs, including cooperative advertising, marketing development funds and other incentives. Sales incentives are recorded as a reduction to revenue in the period the incentives are offered to our customers or the related revenue is recognized, whichever is later. In addition, we offer price protection to certain customers which is recorded as a reduction of revenue at the date of sale. See Note 1 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
We plan to adopt the Financial Accounting Standards Board's new revenue standard, ASC 606, Revenue from Contracts with Customers, beginning January 1, 2018 which is expected to immaterially change the amount and timing of revenue recognized related to certain sales incentives. See Note 1 to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Inventory valuation and liability for purchase commitments
Inventory consists of finished goods and component parts and is stated at the lower of cost or net realizable value on a first-in, first-out basis. Our inventory balances were $150.6 million and $167.2 million as of December 31, 2017 and 2016, respectively. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products within a specified time horizon, generally 12 months, product life cycle status, product development plans and current sales levels. We also record a liability for noncancelable purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. The estimates used for future demand are also used for near-term capacity planning and inventory purchases and are consistent with our revenue forecast assumptions. If our demand forecast is greater than the actual demand, the amount of our loss will be impacted by our contractual ability to reduce inventory purchases and commitments from our contract manufacturers. Our assumptions of future demand for our products are inherently uncertain, and if there were to be an abrupt and substantial decline in demand for one or more of our products or a change in our product development plans, we may be required to increase our inventory write-downs and our liability for purchase commitments that would adversely affect our results of operations in the period when such write-downs and/or excess commitments are recorded.
Warranty
We generally provide a 12-month warranty coverage on all of our products except in the EU where we provide a 24-month warranty. An extended warranty is also available for a fee under our GoPro Care program which also provides for accidental damage coverage along with other perquisites. Our standard warranty provides for repair or replacement of the associated products during the warranty period. We establish a liability for estimated product warranty costs at the time product revenue is recognized. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials or other costs differ from our estimates, additional warranty liabilities could be required, which could materially affect our results of operations.
Income taxes
We are subject to income taxes in the United States and multiple foreign jurisdictions. Our effective tax rates differ from the U.S. federal statutory rate, primarily due to changes in our valuation allowance, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, state taxes, federal research and development tax credits and other adjustments. Our effective tax rate was 3.7%, 11.7% and 31.3% in 2017, 2016 and 2015, respectively. The calculation of our provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is materially affected by the tax rates that apply to our foreign earnings. As of December 31, 2017, $4.5 million of earnings had been indefinitely reinvested outside the U.S.,

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

primarily in active non-U.S. business operations. We do not intend to repatriate these earnings to fund U.S. operations and, accordingly, we do not provide for U.S. federal income and foreign withholding tax on these earnings. See also Tax Cuts and Jobs Act (TCJA) discussion below.
Deferred tax assets. Deferred tax assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecast operating earnings and available tax planning strategies. As of December 31, 2017, we had a valuation allowance on all of our U.S. net deferred tax assets with the exception of a refundable AMT credit of $0.2 million based on our assessment that it is not more likely than not that the deferred tax asset will be realized. In addition, due to the U.S. enactment of the Tax Cuts and Jobs Act (TCJA) on December 22, 2017, U.S. deferred tax assets were revalued at the statutory rate of 21% which will be effective January 1, 2018, with a corresponding valuation allowance adjustment resulting in no impact to our Consolidated Statement of Operations.
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
Our future effective tax rates could be adversely affected if actual earnings are different than our estimates, by changes in the valuation of our deferred tax assets or liabilities, outcomes resulting from income tax examinations, or by changes or interpretations in tax laws, regulations or accounting principles.
We were under examination by the Internal Revenue Service for the 2012 through 2015 tax years. IRS audit fieldwork was completed and the claimed income tax refund of $32.9 million relating to the carryback of 2014 and 2015 net operating losses was approved by the Congressional Joint Committee on Taxation (JCT) on December 18, 2017. We received $32.9 million in February 2018. See also Note 14 Subsequent Events for additional information.
U.S. Tax Reform. The Tax Cuts and Jobs Act (TCJA) of 2017, enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries.
The TCJA reduces the U.S. federal statutory tax rate from 35% to 21%, effective January 1, 2018. During the three months ended December 31, 2017, we recorded a $74.9 million tax expense representing the detriment of remeasuring its U.S. deferred tax asset at the lower 21% statutory tax rate, as well as a corresponding full valuation allowance for the same amount, resulting in no impact to our Consolidated Statement of Operations.
The TCJA also implements a territorial tax system. Under the territorial tax system, in general, our foreign earnings will no longer be subject to tax in the U.S. As part of transitioning to the territorial tax system the TCJA includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. We estimate that the deemed repatriation will not result in any additional U.S. income tax. This preliminary estimate may be impacted by a number of additional considerations, including, but not limited to, the issuance of final regulations and our ongoing analysis of the new law.
In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the TCJA (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax, deferred tax re-measurements and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Stock-based compensation
We measure and recognize stock-based compensation based on the fair value measurement for all stock-based awards granted to employees and directors over the service period for awards expected to vest. See Note 7 to the Consolidated Financial Statements of this Annual Report on Form 10-K. We use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan options. The determination of the grant date fair value of options using an option-pricing model is affected by our common stock fair value as well as assumptions regarding a number of variables, of which the most subjective were estimated as follows:

•
Expected Term. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time stock-based awards have been exercisable since the completion of our IPO in July 2014. As a result, we used the simplified method to calculate the expected term estimate based on the vesting and contractual terms of the option. Under the simplified method, the expected term is equal to the average of the stock-based awards weighted average vesting period and its contractual term.

•
Volatility. The expected stock price volatility for our common stock was estimated by taking the average of our historic volatility and the historical volatility of the common stock of a group of comparable publicly traded companies over a period equivalent to the expected term.

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
We perform an annual assessment of our goodwill during the fourth quarter to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it is more likely than not that the fair value of our single reporting unit would be reduced below its carrying amount. If further testing is deemed necessary, we perform a two-step process. The first step involves comparing the fair value of our reporting unit to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the carrying value of the goodwill to its implied fair value. As of December 31, 2017, we determined that no impairment of the carrying value of goodwill was required.

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 1 to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures
We report net income (loss) and diluted net income (loss) per share in accordance with U.S. generally accepted accounting principles (GAAP) and on a non-GAAP basis. Additionally, we report non-GAAP adjusted EBITDA. Non-GAAP items exclude, where applicable, the effects of stock-based compensation, acquisition-related costs, restructuring costs, non-cash interest expense and the tax impact of these items. We use non-GAAP financial measures to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. We believe that these measures provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. These non-GAAP financial measures should not be considered in isolation from, or as an alternative to, the measures prepared in accordance with GAAP, and are not based on any comprehensive set of accounting rules or principles. We believe that these non-GAAP measures, when read in conjunction with our GAAP financials, provide useful information to investors by facilitating:

•	the comparability of our on-going operating results over the periods presented;

•	the ability to identify trends in our underlying business; and

•	the comparison of our operating results against analyst financial models and operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.
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

•
adjusted EBITDA and non-GAAP net income (loss) exclude restructuring costs which primarily include severance-related costs, stock-based compensation expenses and facilities consolidation charges recorded in connection with restructuring actions announced in the first and fourth quarters of 2016 and in the first quarter of 2017. These expenses do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of current operating performance or comparisons to the operating performance in other periods;

•
adjusted EBITDA and non-GAAP net income (loss) exclude stock-based compensation expense related to equity awards granted primarily to our workforce. We exclude stock-based compensation expense because we believe that the non-GAAP financial measures excluding this item provide meaningful supplemental information regarding operational performance. In particular, we note that companies calculate stock-based compensation expense for the variety of award types that they employ using different valuation methodologies and subjective assumptions. These non-cash charges are not factored into our internal evaluation of net income (loss) as we believe their inclusion would hinder our ability to assess core operational performance;

•
non-GAAP net income (loss) excludes acquisition-related costs including the amortization of acquired intangible assets (primarily consisting of acquired technology), the impairment of acquired intangible assets (if

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

applicable), as well as third-party transaction costs incurred for legal and other professional services. These costs are not factored into our evaluation of potential acquisitions, or of our performance after completion of the acquisitions, because these costs are not related to our core operating performance or reflective of ongoing operating results in the period, and the frequency and amount of such costs are inconsistent and vary significantly based on the timing and magnitude of our acquisition transactions and the maturities of the businesses being acquired;

•
non-GAAP net income (loss) excludes non-cash interest expense. In connection with issuance of the Convertible Senior Notes in April 2017, we are required to recognize non-cash interest expense in accordance with the authoritative accounting guidance for convertible debt that may be settled in cash;

•
non-GAAP net income (loss) includes income tax adjustments. Beginning in the first quarter of 2017, we implemented a cash-based non-GAAP tax expense approach (based upon expected annual cash payments for income taxes) for evaluating operating performance as well as for planning and forecasting purposes. This non-GAAP tax approach eliminates the effects of period specific items, which can vary in size and frequency and does not necessarily reflect our long-term operations. Historically, we computed a non-GAAP tax rate based on non-GAAP pre-tax income on a quarterly basis, which considered the income tax effects of the adjustments above; and

•	other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
The following tables present a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended
(in thousands)	December 31, 2017	December 31, 2016
Net loss	$(55,848)	$(115,709)
Income tax expense (benefit)	(6,943)	87,391
Interest income, net	4,163	1,022
Depreciation and amortization	9,218	11,100
POP display amortization	4,342	4,944
Stock-based compensation	15,020	17,926
Impairment of intangible assets	—	1,088
Restructuring costs	3,504	36,581
Adjusted EBITDA	$(26,544)	$44,343

	Year ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Net income (loss)	$(182,873)	$(419,003)	$36,131	$128,088	$60,578
Income tax expense	6,486	43,829	16,454	52,887	30,751
Interest expense	12,804	1,401	234	5,038	6,018
Depreciation and amortization	41,478	41,639	28,981	17,945	12,034
POP display amortization	19,190	19,623	16,829	18,023	13,458
Stock-based compensation	51,255	69,527	80,680	71,399	10,887
Impairment of intangible assets	—	7,088	—	—	—
Restructuring costs	20,292	43,089	—	—	—
Adjusted EBITDA	$(31,368)	$(192,807)	$179,309	$293,380	$133,726

GoPro, Inc.
Management's Discussion and Analysis of Financial Condition and Results of Operations

The following tables present a reconciliation of net loss to non-GAAP net income (loss):

	Three months ended
(in thousands)	December 31, 2017	December 31, 2016
Net loss	$(55,848)	$(115,709)
Stock-based compensation	15,020	17,926
Acquisition-related costs	2,360	3,700
Restructuring costs	3,504	36,581
Non-cash interest expense	1,979	—
Income tax adjustments (1)	(8,334)	99,869
Non-GAAP net income (loss)	$(41,319)	$42,367
Non-GAAP earnings (loss) per share	$(0.30)	$0.29

GAAP shares for diluted net income (loss) per share	136,886	141,063
Add: effect of potentially dilutive shares	—	5,198
Non-GAAP shares for diluted net income (loss) per share	136,886	146,261

	Year ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Net income (loss)	$(182,873)	$(419,003)	$36,131	$128,088	$60,578
Stock-based compensation	51,255	69,527	80,680	71,399	10,887
Acquisition-related costs	8,991	17,346	5,370	1,133	1,106
Restructuring costs	20,292	43,089	—	—	—
Non-cash interest expense	5,345	—	—	—	—
Income tax adjustments (1)	1,123	87,794	(10,617)	(11,707)	(3,745)
Non-GAAP net income (loss)	$(95,867)	$(201,247)	$111,564	$188,913	$68,826
Non-GAAP diluted earnings (loss) per share	$(0.69)	$(1.44)	$0.76	$1.32	$0.50

GAAP shares for diluted net income (loss) per share	138,056	139,425	146,486	123,630	98,941
Add: preferred shares conversion	—	—	—	15,136	30,523
Add: initial public offering shares	—	—	—	4,414	8,900
Non-GAAP shares for diluted net income (loss) per share	138,056	139,425	146,486	143,180	138,364
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
The fair value of our Senior Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as our Class A common stock price increases and will generally decrease as the common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Item 8. Financial Statements and Supplementary Data

GoPro, Inc.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption Quarterly Results of Operations, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GoPro, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of GoPro, Inc. and its subsidiaries (“the Company”) as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for certain elements of its employee share-based payments in 2017.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 16, 2018

We have served as the Company’s auditor since 2011.

GoPro, Inc.
Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$202,504	$192,114
Marketable securities	44,886	25,839
Accounts receivable, net	112,935	164,553
Inventory	150,551	167,192
Prepaid expenses and other current assets	62,811	38,115
Total current assets	573,687	587,813
Property and equipment, net	68,587	76,509
Intangible assets, net	24,499	33,530
Goodwill	146,459	146,459
Other long-term assets	37,014	78,329
Total assets	$850,246	$922,640

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$138,257	$205,028
Accrued liabilities	213,030	211,323
Deferred revenue	19,244	14,388
Total current liabilities	370,531	430,739
Long-term taxes payable	21,188	26,386
Long-term debt	130,048	—
Other long-term liabilities	29,774	18,570
Total liabilities	551,541	475,695

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 101,034 and 104,647 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 35,966 and 36,712 shares issued and outstanding, respectively	854,452	757,226
Treasury stock, at cost, 10,710 and 1,545 shares, respectively	(113,613)	(35,613)
Accumulated deficit	(442,134)	(274,668)
Total stockholders’ equity	298,705	446,945
Total liabilities and stockholders’ equity	$850,246	$922,640
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2017	2016	2015
Revenue	$1,179,741	$1,185,481	$1,619,971
Cost of revenue	795,211	723,561	946,757
Gross profit	384,530	461,920	673,214
Operating expenses:
Research and development	229,265	358,902	241,694
Sales and marketing	236,581	368,620	268,939
General and administrative	82,144	107,367	107,833
Total operating expenses	547,990	834,889	618,466
Operating income (loss)	(163,460)	(372,969)	54,748
Other income (expense):
Interest expense	(13,660)	(2,992)	(1,575)
Other income (expense), net	733	787	(588)
Total other expense, net	(12,927)	(2,205)	(2,163)
Income (loss) before income taxes	(176,387)	(375,174)	52,585
Income tax expense	6,486	43,829	16,454
Net Income (loss)	$(182,873)	$(419,003)	$36,131

Net income (loss) per share:
Basic	$(1.32)	$(3.01)	$0.27
Diluted	$(1.32)	$(3.01)	$0.25

Shares used to compute net income (loss) per share:
Basic	138,056	139,425	134,595
Diluted	138,056	139,425	146,486
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Stockholders’ Equity

	Common stock and additional paid-in capital		Treasury stock	Retained earnings (accumulated deficit)	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2014	129,115	$533,000	$—	$108,204	$641,204
Common stock issued under employee benefit plans, net of shares withheld for tax	14,249	36,413	—	—	36,413
Taxes paid related to net share settlements	—	(13,943)	—	—	(13,943)
Retirement of common stock	(5,218)	—	—	—	—
Repurchase of outstanding common stock	(1,545)	—	(35,613)	—	(35,613)
Stock-based compensation expense	—	80,583	—	—	80,583
Excess tax benefit from stock-based compensation	—	27,258	—	—	27,258
Net income	—	—	—	36,131	36,131
Balances at December 31, 2015	136,601	663,311	(35,613)	144,335	772,033
Common stock issued under employee benefit plans, net of shares withheld for tax	3,936	10,103	—	—	10,103
Taxes paid related to net share settlements	—	(6,889)	—	—	(6,889)
Shares issued to third-party vendor for services	822	7,297	—	—	7,297
Stock-based compensation expense	—	69,499	—	—	69,499
Stock-based compensation expense related to restructuring	—	15,566	—	—	15,566
Excess tax benefit from stock-based compensation	—	(1,661)	—	—	(1,661)
Net loss	—	—	—	(419,003)	(419,003)
Balances at December 31, 2016	141,359	757,226	(35,613)	(274,668)	446,945
Common stock issued under employee benefit plans, net of shares withheld for tax	4,807	9,732	—	—	9,732
Taxes paid related to net share settlements	—	(12,118)	—	—	(12,118)
Stock-based compensation expense (Note 7)	—	54,037	—	—	54,037
Repurchase of common stock under Prepaid Forward contract (Note 5)	(9,166)	(1)	(78,000)	—	(78,001)
Issuance of Convertible Note (Note 5)	—	45,211	—	—	45,211
Cumulative effect of adoption of new ASU	—	365	—	15,407	15,772
Net loss	—	—	—	(182,873)	(182,873)
Balances at December 31, 2017	137,000	$854,452	$(113,613)	$(442,134)	$298,705
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2017	2016	2015
Operating activities:
Net income (loss)	$(182,873)	$(419,003)	$36,131
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	41,478	41,640	28,981
Stock-based compensation	51,255	69,527	80,680
Excess tax benefit from stock-based compensation (1)	—	(3,463)	(29,348)
Deferred income taxes	(2,527)	38,568	(11,468)
Non-cash restructuring charges	7,315	17,601	—
Non-cash interest expense	5,345	—	—
Impairment of intangible assets	—	7,088	—
Other	4,094	7,574	5,427
Changes in operating assets and liabilities:
Accounts receivable, net	52,278	(18,816)	38,313
Inventory	16,641	21,040	(35,005)
Prepaid expenses and other assets	9,303	(14,618)	(23,281)
Accounts payable and other liabilities	(44,411)	142,941	68,461
Deferred revenue	5,249	2,168	(1,280)
Net cash provided by (used in) operating activities	(36,853)	(107,753)	157,611

Investing activities:
Purchases of property and equipment, net	(24,061)	(43,627)	(51,245)
Purchases of marketable securities	(52,318)	—	(220,055)
Maturities of marketable securities	21,659	119,918	94,680
Sale of marketable securities	11,623	47,348	30,048
Acquisitions, net of cash acquired	—	(104,353)	(65,405)
Net cash provided by (used in) investing activities	(43,097)	19,286	(211,977)

Financing activities:
Proceeds from issuance of common stock	9,751	9,664	36,775
Taxes paid related to net share settlement of equity awards	(12,118)	(6,889)	(13,942)
Proceeds from issuance of convertible senior notes	175,000	—	—
Prepayment of forward stock repurchase transaction	(78,000)	—	—
Excess tax benefit from stock-based compensation (1)	—	3,463	29,348
Payment of deferred acquisition-related consideration	(75)	(950)	—
Payment of debt issuance costs	(5,964)	(3,333)	—
Payment of deferred public offering costs	—	—	(903)
Repurchases of outstanding common stock	—	—	(35,613)
Net cash provided by financing activities	88,594	1,955	15,665
Effect of exchange rate changes on cash and cash equivalents	1,746	(1,046)	(1,556)
Net increase (decrease) in cash and cash equivalents	10,390	(87,558)	(40,257)
Cash and cash equivalents at beginning of period	192,114	279,672	319,929
Cash and cash equivalents at end of period	$202,504	$192,114	$279,672

Supplementary cash flow disclosure:
Cash paid for interest	$3,114	$—	$—
Cash paid (refunded) for income taxes, net	$8,370	$9,690	$(1,093)
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,785	$2,258	$5,153
(1) Effective January 1, 2017, the Company adopted an accounting standard which addresses, among other items, updates to the presentation and treatment of excess tax benefits related to stock-based compensation. See Recent Accounting Standards in Note 1 below.
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Notes to Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro is enabling the way people capture and share their lives from a perspective only achieved with a GoPro. What began as an idea to help athletes document themselves engaged in sport, GoPro has become a mobile storytelling solution that helps the world share itself through immersive content. To date, our cameras and mountable and wearable accessories have generated substantially all of our revenue. We sell our products globally through retailers, wholesale distributors, and on our website. The Company’s global corporate headquarters are located in San Mateo, California.
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
Use of estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition (including sales returns, implied post contract support, price protection and other sales incentives), stock-based compensation, inventory valuation, product warranty liabilities, the valuation and useful lives of long-lived assets (property and equipment, intangible assets and goodwill) and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the consolidated statements of comprehensive income (loss) have been omitted.
Prior period reclassifications. Reclassifications of certain prior period amounts in the consolidated financial statements have been made to conform to the current period presentation.
Cash equivalents and marketable securities. Cash equivalents primarily consist of investments in money market funds with maturities of three months or less from the date of purchase. Marketable securities consist of commercial paper, U.S. agency securities, and corporate debt securities, and are classified as available-for-sale securities. The Company views these securities as available to support current operations and it has classified all available-for-sale securities as current assets. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included in stockholders’ equity. Unrealized losses are charged against other income (expense), net, for declines in fair value below the cost of an individual investment that is deemed to be other than temporary. The Company has not identified any marketable securities as other-than-temporarily impaired for the periods presented. The cost of securities sold is based upon a specific identification method.
Accounts receivable and allowance for doubtful accounts. Accounts receivable are stated at invoice value less estimated allowances for returns and doubtful accounts. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, age of the accounts receivable balances, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. The allowance for doubtful accounts as of December 31, 2017 and 2016 was $0.8 million and $1.3 million, respectively.
Inventory. Inventory consists of finished goods and component parts, which are purchased directly from suppliers or from contract manufacturers. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and estimated market value. The Company’s assessment of market value is based upon assumptions around market conditions and estimated future demand for its products

GoPro, Inc.
Notes to Consolidated Financial Statements

within a specified time horizon, generally 12 months. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue.
Point of purchase (POP) displays. The Company provides retailers with POP displays, generally free of charge, in order to facilitate the marketing of the Company’s products within retail stores. The POP displays contain a display that broadcasts video images taken by GoPro cameras with product placement available for cameras and accessories. POP display costs, less any fees charged, are capitalized as long-term assets and charged to sales and marketing expense over the expected period of benefit, which generally ranges from 24 to 36 months. Cash outflows and amortization related to POP displays are classified as operating activities in the consolidated statement of cash flows. Amortization was $19.2 million, $19.6 million and $16.8 million in 2017, 2016 and 2015, respectively.
Property and equipment, net. Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life of the assets, ranging from one to eleven years. Leasehold improvements are amortized over the shorter of the lease term or their expected useful life. Property and equipment pending installation, configuration or qualification are classified as construction in progress. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
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
Leases. The Company leases its office space and facilities under cancelable and non-cancelable operating leases. For leases that contain rent escalation or rent concession provisions, the Company recognizes rent expense on a straight-line basis over the term of the lease. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease inception. The Company also calculates a liability for costs that will continue to be incurred under a lease for its remaining term without economic benefit to the Company upon determination of a cease-use date. The fair value of the liability is determined based on remaining lease payments, estimated sublease income and the effects of any prepaid or deferred items recognized under the lease.
Goodwill and other intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets acquired in a business combination, the estimated fair values of the assets received are used to establish their recorded values. Valuation approaches consistent with the market approach, income approach and/or cost approach are used to measure fair value.
Impairment of goodwill and long-lived assets. The Company performs an annual assessment of its goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of its single reporting unit is less than its carrying value. There was no

GoPro, Inc.
Notes to Consolidated Financial Statements

impairment of goodwill recorded for any periods presented. For annual impairment testing in 2017, the Company performed a quantitative analysis and determined the fair value of its single reporting unit exceeded the carrying value. Other indefinite-lived intangible assets are assessed for impairment at least annually. If their carrying value exceeds the estimated fair value, the difference is recorded as an impairment. See Note 4 for information regarding impairment charges recorded for indefinite-lived intangible assets.
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. There was no material impairment of long-lived assets for any periods presented.
Warranty. The Company records a liability for estimated product warranty costs at the time product revenue is recognized. The Company’s standard warranty obligation to its end-users generally provides a 12-month warranty coverage on all of its products except in the European Union where the Company provides a 2-year warranty. An extended warranty is also available for a fee. The Company’s estimate of costs to service its warranty obligations is based on its historical experience of repair and replacement of the associated products and expectations of future conditions. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure.
Revenue recognition. Revenue is primarily comprised of product revenue, net of returns and sales incentives. The Company derives substantially all of its revenue from the sale of cameras, drones, mounts and accessories and the related implied post contract support (PCS). The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. For most of the Company’s revenue, these criteria are met at the time the product is shipped. For customers who purchase products directly from the Company’s website, revenue is deferred until delivery to the customer’s address because the Company retains a portion of the risk of loss on these sales during transit.
The Company's standard terms and conditions of sale for non-web based sales do not allow for product returns other than under warranty. However, the Company grants limited rights to return product for certain large retailers and distributors. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer class. Upon recognition, the Company reduces revenue and cost of sales for the estimated returns. Return trends are influenced by product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality and other factors. Return rates may fluctuate over time, but are sufficiently predictable to allow the Company to estimate expected future product returns.
The Company’s camera sales are multiple element arrangements that generally include the following three separate units of accounting: a) a hardware component (camera, drone and/or accessories) and the embedded firmware essential to the functionality of the hardware component delivered at the time of sale, b) the implicit right to the Company's downloadable free apps and software solutions (GoPro and Quik apps), and c) the implied right for the customer to receive PCS. PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company accounts for each element separately and allocates revenue based on its best estimate of the selling price (BESP). The Company’s process for determining BESP considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable, including: the level of support provided to customers, estimated costs to provide the Company’s support, the amount of time and cost that is allocated to the Company’s efforts to develop the undelivered elements, and market trends in the pricing for similar offerings.
Revenue allocated to the delivered hardware, related essential software and free software is recognized at the time of sale provided the conditions for recognition of revenue have been met. Revenue allocated to PCS is deferred and recognized on a straight-line basis over the estimated term of the support period, which is estimated

GoPro, Inc.
Notes to Consolidated Financial Statements

to be 15 months based on historical experience. Deferred revenue also includes amounts related to the Company’s GoPro Care and GoPro Plus fee-based service offerings.
Sales incentives. The Company offers sales incentives through various programs, including cooperative advertising, marketing development funds and other incentives. Sales incentives are recorded as a reduction to revenue in the period the incentives are offered to the Company’s customers or the related revenue is recognized, whichever is later. In addition, the Company offers price protection discounts to certain customers, which are recorded as a reduction of revenue at the date of sale.
Shipping costs. Amounts billed to customers for shipping and handling are classified as revenue and the Company’s related shipping and handling costs incurred are classified as cost of revenue.
Sales taxes. Sales taxes collected from customers and remitted to respective governmental authorities are recorded as liabilities and are not included in revenue.
Advertising costs. Advertising costs consist of costs associated with print, television and e-commerce media advertisements and are expensed as incurred. The Company incurs promotional expenses resulting from payments under event, resort and athlete sponsorship contracts. These sponsorship arrangements are considered to be executory contracts and, as such, the costs are expensed as performance under the contract is received. The costs associated with preparation of sponsorship activities, including the supply of GoPro products, media team support, and activation fees are expensed as incurred. Prepayments made under sponsorship agreements are included in prepaid expenses or other long-term assets depending on the period to which the prepayment applies. Advertising costs were $61.3 million, $106.0 million and $64.7 million in 2017, 2016 and 2015, respectively.
Stock-based compensation. The Company accounts for stock-based compensation in accordance with accounting guidance that requires all stock-based awards granted to employees and directors to be measured at fair value and recognized as an expense. The Company primarily issues restricted stock units and accounts for forfeitures as they occur. For service-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period. For performance and market-based awards which also require a service period, the Company uses graded vesting over the longer of the derived service period or when the performance or market condition is satisfied.
Foreign currency. The U.S. dollar is the functional currency of the Company’s foreign subsidiaries. The Company remeasures monetary assets or liabilities denominated in currencies other than the U.S. dollar using exchange rates prevailing on the balance sheet date, and non-monetary assets and liabilities at historical rates. Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net and have not been material for any periods presented.
Income taxes. The Company utilizes the asset and liability method for computing its income tax provision, under which deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. Management makes estimates, assumptions and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation losses recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes recovery is not likely, establishes a valuation allowance.
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
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (TCJA). Further information on the tax impacts of the TCJA is included in Note 9 of the Company’s consolidated financial statements.
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
January 1, 2017
Adoption of the standard resulted in the recognition of previously unrecognized excess tax benefits using the modified retrospective method. The Company recorded an increase to U.S. deferred tax assets of $179 million which was recorded directly against the accumulated deficit. The increased deferred tax asset allowed for an offset against long-term income tax payable of $16 million. A full valuation allowance was provided on the remaining U.S. deferred tax asset of $163 million, which was also recorded against the accumulated deficit. The net impact to equity was a decrease in the accumulated deficit of approximately $16 million. The Company elected to apply the change in presentation to the statements of cash flows prospectively and elected to account for forfeitures as they occur.

Standards not yet adopted
Revenue from Contracts with Customers ASU No. 2014-09, 2015-14, 2016-08, 2016-10 and 2016-12 (Topic 606)
The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires that entities disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Early adoption is permitted, but not earlier than the first quarter of 2017. The retrospective or cumulative effect transition method is permitted.
January 1, 2018
The Company completed an analysis of the impact of the standard on its sales contract portfolio by reviewing its current accounting policies and practices to identify differences that would result from applying the requirements of the new standard to its sales contracts. The Company’s analysis of its contracts under the new standard supports the recognition of its product revenue at the time product is shipped, consistent with its current revenue policy.

As a result of the adoption of the new guidance, certain sales incentives will need to be estimated as variable consideration at the time product is shipped and included as a reduction to the transaction price. This will result in a reduction of revenue being recorded earlier than under the existing guidance. Additionally, for customers who purchase products directly from the Company's website, the new standard provides for a policy election whereby the Company will record revenue when the related product is shipped. This will result in recognition of revenue earlier than under existing guidance, under which the Company recognizes revenue upon delivery to the customer.

The Company expects the net impact of ASU 2014-09 to be less than $5 million as a reduction to retained earnings. The Company will adopt the standard on a modified retrospective basis.

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

GoPro, Inc.
Notes to Consolidated Financial Statements

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

January 1, 2018
The Company intends to apply the modified retrospective approach upon adoption. The Company expects that the adoption of ASU 2016-16 on January 1, 2018 will result in a $15 million cumulative-effect increase in accumulated deficit on its consolidated financial statements and related disclosures.

Intangible - Goodwill and Other ASU No. 2017-04 (Topic 350)
This standard simplifies the accounting for goodwill and removes Step 2 of the annual goodwill impairment test. Upon adoption, goodwill impairment will be determined based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017, and requires a prospective transition method.
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

January 1, 2018
The Company does not expect that the adoption of ASU 2017-09 will have a material impact to its consolidated financial statements and related disclosures. The Company will adopt the amendment on a prospective basis.

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

GoPro, Inc.
Notes to Consolidated Financial Statements

Actual and pro forma results of operations for these acquisitions have not been presented because they did not have a material impact to the Company's consolidated results of operations, either individually or in aggregate.
3. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	December 31, 2017			December 31, 2016
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$25,251	$—	$25,251	$18,024	$—	$18,024
Commercial paper	14,981	—	14,981	—	—	—
Corporate debt securities	—	2,500	2,500	—	—	—
Agency securities		4,999	4,999	—	—	—
Total cash equivalents	$40,232	$7,499	$47,731	$18,024	$—	$18,024
Marketable securities:
U.S. treasury securities	$—	$4,995	$4,995	$—	$8,283	$8,283
Commercial paper	19,888	—	19,888	—	—	—
Corporate debt securities	—	20,003	20,003	—	15,226	15,226
Municipal securities	—	—	—	—	2,330	2,330
Total marketable securities	$19,888	$24,998	$44,886	$—	$25,839	$25,839
(1) Included in cash and cash equivalents in the accompanying consolidated balance sheets. Cash balances were $154.8 million and $174.1 million as of December 31, 2107 and 2016, respectively.
There were no transfers of financial assets between levels for the periods presented.
Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of December 31, 2017 and 2016 were all less than one year in duration. At December 31, 2017 and 2016, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At December 31, 2017 and 2016, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
The Company’s liabilities that are disclosed but not measured at fair value include the Convertible Senior Notes (see Note 5, Financing Arrangements). The fair value measurement is classified as Level 2 within the fair value hierarchy since it is based on quoted market prices of the Company’s instruments in markets that are not active. The Company estimated the fair value of the Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The upfront cash payment used in the calculations of fair value on December 31, 2017, excluding any issuance costs, is the amount that a market participant would be willing to lend at December 31, 2017 to an entity with a credit rating similar to the Company and achieve sufficient cash inflows to cover the scheduled cash outflows. The calculated fair value of the Notes, of $172.2 million, is highly correlated to the Company’s stock price and as a result, significant changes to stock price will have a significant impact on the calculated fair value of the Notes.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current liabilities, the carrying amounts approximate their fair value due to the relatively short maturity of these balances.

GoPro, Inc.
Notes to Consolidated Financial Statements

4. Consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	December 31, 2017	December 31, 2016
Components	$18,995	$25,236
Finished goods	131,556	141,956
Total inventory	$150,551	$167,192
Property and equipment, net

(in thousands)	Useful life (in years)	December 31, 2017	December 31, 2016
Leasehold improvements	1–11	$67,713	$48,103
Production, engineering and other equipment	4	47,502	46,328
Tooling	1–2	24,871	23,742
Computers and software	2	20,636	18,750
Furniture and office equipment	3	14,895	12,530
Tradeshow equipment and other	2–5	7,237	7,578
Construction in progress		347	1,870
Gross property and equipment		183,201	158,901
Less: Accumulated depreciation and amortization		(114,614)	(82,392)
Property and equipment, net		$68,587	$76,509
Depreciation expense was $32.4 million in 2017 and 2016, and $24.8 million in 2015. In 2017 and 2016, the Company recorded accelerated depreciation charges in connection with its plans to vacate certain leased office facilities as disclosed in Note 11.
Intangible assets

	Useful life (in months)	December 31, 2017
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	24–72	$49,901	$(26,017)	$23,884
In-process research and development (IPR&D)		615	—	615
Total intangible assets		$50,516	$(26,017)	$24,499

	Useful life (in months)	December 31, 2016
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	24–72	$47,001	$(17,086)	$29,915
IPR&D		3,615	—	3,615
Total intangible assets		$50,616	$(17,086)	$33,530
In 2017, the Company did not record any impairment charges for IPR&D assets. In 2016, the Company recorded impairment charges of $6.3 million to research and development expense for abandoned IPR&D assets. As of December 31, 2017, technological feasibility has not been established for the remaining IPR&D assets, which have no alternative future use and, as such, continue to be accounted for as indefinite-lived intangible assets.

GoPro, Inc.
Notes to Consolidated Financial Statements

Amortization expense was $9.0 million, $9.1 million and $4.2 million in 2017, 2016 and 2015, respectively. At December 31, 2017, expected amortization expense of intangible assets with definite lives for future periods is as follows:

(in thousands)	Total
Year ending December 31,
2018	$9,263
2019	8,753
2020	4,998
2021	870
2022	—
$23,884
Other long-term assets

(in thousands)	December 31, 2017	December 31, 2016
POP displays	$16,451	$27,592
Long-term deferred tax assets	825	106
Income tax receivable	—	33,425
Deposits and other	19,738	17,206
Other long-term assets	$37,014	$78,329

Accrued liabilities

(in thousands)	December 31, 2017	December 31, 2016
Accrued payables (1)	$44,582	$91,655
Employee related liabilities (1)	24,945	42,577
Accrued sales incentives	89,549	40,070
Warranty liability	9,934	11,456
Customer deposits	8,700	4,381
Income taxes payable	1,247	2,756
Purchase order commitments	6,162	4,730
Inventory received	14,470	3,950
Other	13,441	9,748
Accrued liabilities	$213,030	$211,323

(1)	See Note 13 for amounts associated with restructuring liabilities.
Product warranty
The following table summarizes the warranty liability activity:

	Year ended December 31,
(in thousands)	2017	2016	2015
Beginning balances	$11,945	$10,856	$6,405
Charged to cost of revenue	20,139	19,272	25,377
Settlements of warranty claims	(21,711)	(18,183)	(20,926)
Ending balances	$10,373	$11,945	$10,856

GoPro, Inc.
Notes to Consolidated Financial Statements

At December 31, 2017, $9.9 million of the warranty liability was recorded as an element of accrued liabilities and $0.4 million was recorded as an element of other long-term liabilities.

5. Financing Arrangements
Credit Facility
In March 2016, the Company entered into a Credit Agreement (Credit Agreement) with certain banks which provides for a secured revolving credit facility (Credit Facility) under which the Company may borrow up to an aggregate of $250.0 million. The Company and its lenders may increase the total commitments under the Credit Facility to up to $300.0 million, subject to certain conditions. The Credit Facility will terminate and all outstanding borrowings become due and payable in March 2021.
The amount that may be borrowed under the Credit Facility is determined at periodic intervals and is based upon the Company’s inventory and accounts receivable balances. Borrowed funds accrue interest, at the Company’s election, based on an annual rate of (a) London Interbank Offered Rate (LIBOR) or (b) the administrative agent’s base rate, plus an applicable margin of between 1.50% and 2.00% for LIBOR rate loans, and between 0.50% and 1.00% for base rate loans. The Company is required to pay a commitment fee on the unused portion of the Credit Facility of 0.25% or 0.375% per annum, based on the level of utilization of the Credit Facility. Amounts owed under the Credit Agreement and related credit documents are guaranteed by the Company and its material subsidiaries. The Company and its Cayman and Netherlands subsidiaries have also granted security interests in substantially all of their assets to collateralize this obligation.
The Credit Agreement contains customary covenants, such as financial statement reporting requirements and limiting the ability of the Company and its subsidiaries to pay dividends or incur debt, create liens and encumbrances, make investments, and redeem or repurchase stock. The Company is required to maintain a minimum fixed charge coverage ratio if and when the unborrowed availability under the Credit Facility is less than the greater of $25.0 million or 10.0% of the borrowing base at such time. The Credit Agreement also contains customary events of default, such as the failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, or defaults on certain other indebtedness. Upon an event of default, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral.
At December 31, 2017 and 2016, the Company could borrow up to approximately $118.0 million and $150.0 million, respectively, under the Credit Facility, and was in compliance with all financial covenants contained in the Credit Agreement. The Company has made no borrowings from the Credit Facility to date.
Convertible Notes
In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 (Notes). The Notes are senior, unsecured obligations of GoPro and mature on April 15, 2022 (Maturity Date), unless earlier repurchased or converted into shares of Class A common stock under certain circumstances described below. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 94.0071 shares of Class A common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. The Company currently has the intent and ability to deliver cash up to the principal amount of the Notes then outstanding upon conversion. The Company will pay interest on the Notes semi-annually in arrears on April 15 and October 15 of each year.
The $175.0 million of proceeds received from the issuance of the Notes were allocated between long-term debt (the liability component) of $128.3 million and additional paid-in-capital (the equity component) of $46.7 million on the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Notes. The liability component will be accreted up to the face value of the Notes of $175.0 million, which will result in additional non-cash interest expense being recognized in the consolidated statements of operations through the Notes’ Maturity Date. The effective interest rate on the Notes, including accretion of the notes to par and debt issuance cost amortization, was approximately 10.5%. The equity component will not be

GoPro, Inc.
Notes to Consolidated Financial Statements

remeasured as long as it continues to meet the conditions for equity classification.
The Company incurred approximately $5.7 million of issuance costs related to the issuance of the Notes, of which $4.2 million and $1.5 million were recorded to long-term debt and additional paid-in capital, respectively. The $4.2 million of issuance costs recorded as long-term debt on the consolidated balance sheet are being amortized over the five-year contractual term of the Notes using the effective interest method.
The Company may not redeem the Notes prior to the Maturity Date and no sinking fund is provided for the Notes. The Indenture includes customary terms and covenants, including certain events of default after which the Notes may be due and payable immediately.
Holders have the option to convert the Notes in multiples of $1,000 principal amount at any time prior to January 15, 2022, but only in the following circumstances:

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
At any time on or after January 15, 2022 until the second scheduled trading day immediately preceding the Maturity Date of the Notes on April 22, 2022, a holder may convert its Notes, in multiples of $1,000 principal amount. Holders of the Notes who convert their Notes in connection with a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the Maturity Date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date.
As of December 31, 2017, the outstanding principal on the Notes was $175.0 million, the unamortized debt discount was $41.4 million, the unamortized debt issuance cost was $3.6 million and the net carrying amount of the liability component was $130.0 million, which was recorded as long-term debt within the consolidated balance sheet. For the year ended December 31, 2017, the Company recorded interest expense of $4.4 million for contractual coupon interest, $0.6 million for amortization of debt issuance costs, and $5.3 million for amortization of the debt discount.
In connection with the offering, the Company entered into a prepaid forward stock repurchase transaction (Prepaid Forward) with a financial institution (Forward Counterparty). Pursuant to the Prepaid Forward, the Company used approximately $78.0 million of the net proceeds from the offering of the Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s Class A common stock underlying the Prepaid Forward was approximately 9.2 million. The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.

GoPro, Inc.
Notes to Consolidated Financial Statements

6. Stockholders’ equity
Common stock. The Company has two classes of authorized common stock: Class A common stock with 500 million shares authorized and Class B common stock with 150 million shares authorized. As of December 31, 2017, 101.0 million shares of Class A stock were issued and outstanding and 36.0 million shares of Class B stock were issued and outstanding. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting power and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock is also convertible into Class A common stock on the same basis upon any transfer, whether or not for value, except for “permitted transfers” as defined in the Company’s restated certificate of incorporation. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding. As of December 31, 2017, the Class B stock continued to represent greater than 10% of the overall outstanding shares.
The Company had the following shares of common stock reserved for issuance upon the exercise of equity instruments as of December 31, 2017:

(in thousands)	December 31, 2017
Stock options outstanding	9,809
Restricted stock units outstanding	9,483
Common stock available for future grants	23,071
Total common stock shares reserved for issuance	42,363
Stock repurchase program. The stock repurchase program authorized by the Company’s board of directors in September 2015 to repurchase up to $300 million of the Company’s Class A common stock expired on September 30, 2016 and has not been renewed. The repurchase program did not obligate the Company to acquire any specific number of shares. Under the program, the Company repurchased approximately 1.5 million shares of its common stock at an average price of $23.05 per share, for an aggregate purchase price of approximately $35.6 million. The Company holds the repurchased shares as treasury stock.
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

The 2014 Plan serves as the successor to the 2010 Plan and provides for the granting of incentive and nonqualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs), stock appreciation rights, stock bonus awards and performance awards to qualified employees, non-employee directors and

GoPro, Inc.
Notes to Consolidated Financial Statements

consultants. Options granted under the 2014 Plan generally expire within 10 years from the date of grant and generally vest over one to four years. RSUs granted under the 2014 Plan generally vest over two to four-years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock.

The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. The 2014 Plan and the ESPP also provides for automatic annual increases in the number of shares reserved for future issuance.
Employee retirement plan.  The Company has a defined contribution retirement plan covering U.S. and other international full-time employees that provides for voluntary employee contributions from 1% to 100% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company matches 100% of each employee’s contributions up to a maximum of 4% of the employee’s eligible compensation. The Company’s matching contributions to the plan were $5.5 million, $7.2 million and $5.5 million in 2017, 2016 and 2015, respectively.
Stock options
A summary of the Company’s stock option activity is as follows:

	Options outstanding
	Shares (in thousands)	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2016	12,379	$12.17	5.97	$32,772
Granted	1,848	9.28
Exercised	(1,329)	1.70
Forfeited/Cancelled	(3,089)	18.15
Outstanding at December 31, 2017	9,809	$11.16	6.00	$19,971

Vested and expected to vest at December 31, 2017	9,786	$11.15	6.00	$19,971
Exercisable at December 31, 2017	8,154	$10.99	5.45	$19,971
The weighted average grant date fair value of all options granted and assumed were $4.06, $4.84 and $18.40 per share in 2017, 2016 and 2015, respectively. The total fair value of all options vested was $19.5 million, $27.2 million and $26.9 million in 2017, 2016 and 2015, respectively. The aggregate intrinsic value of the stock options outstanding as of December 31, 2017 represents the value of the Company’s closing stock price on the last trading day of the year in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity is as follows:

	Shares (in thousands)	Weighted- average grant date fair value
Non-vested shares at December 31, 2016	7,970	$18.08
Granted	8,740	9.40
Vested	(3,862)	14.95
Forfeited	(3,365)	16.62
Non-vested shares at December 31, 2017	9,483	$11.87

GoPro, Inc.
Notes to Consolidated Financial Statements

The weighted average grant date fair value of all RSUs granted were $9.40, $12.10 and $44.00 per share in 2017, 2016 and 2015, respectively. The total fair value of all RSUs vested was $57.7 million, $49.5 million and $34.4 million in 2017, 2016 and 2015, respectively.
In June 2014, the Company granted an award of 4.5 million RSUs covering shares of the Company’s Class B common stock to the Company’s CEO (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to both a market-based vesting condition and a three-year service-based vesting condition. The market-based condition was achieved in January 2015. Stock-based compensation expense related to the CEO RSUs was $0.6 million, $6.4 million and $29.4 million for 2017, 2016 and 2015, respectively.
Employee stock purchase plan. In 2017, 2016 and 2015, the Company issued 934,359, 668,107 and 436,924 shares under its ESPP at weighted average prices of $8.02, $9.15 and $26.88, respectively.
Fair value disclosures. The fair value of stock options granted and purchases under the Company’s ESPP is estimated using the Black-Scholes option pricing model. Expected term of stock options granted was estimated based on the simplified method. Expected stock price volatility was estimated by taking the average of our historic volatility and the historical volatility for industry peers based on daily price observations over a period equivalent to the expected term. Risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term. Dividend yield was zero as the Company does not have any history of, nor plans to make, dividend payments.
The fair value of stock options granted was estimated as of the grant date using the following assumptions:

Year ended December 31,
	2017	2016	2015
Volatility	44%–49%	44%–45%	43%–54%
Expected term (years)	5.3–5.8	5.2–6.1	5.5–7.0
Risk-free interest rate	1.8%–2.1%	1.2%–2.0%	1.6%–2.0%
Dividend yield	—%	—%	—%
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year ended December 31,
	2017	2016	2015
Volatility	33%–36%	43%–54%	39%–45%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	0.7%–1.2%	0.4%–0.5%	0.1%–0.2%
Dividend yield	—%	—%	—%
Stock-based compensation expense. The following table summarizes stock-based compensation included in the consolidated statements of operations:

	Year ended December 31,
(in thousands)	2017	2016	2015
Cost of revenue	$1,935	$1,616	$1,492
Research and development	24,963	31,365	18,024
Sales and marketing	10,498	13,883	13,762
General and administrative	13,859	22,663	47,402
Total stock-based compensation expense	$51,255	$69,527	$80,680

GoPro, Inc.
Notes to Consolidated Financial Statements

The income tax benefit related to stock-based compensation expense was zero for 2017 and 2016, and $28.0 million for 2015. There is no tax benefit due to a full valuation allowance for 2017 and 2016 on the Company’s U.S. net deferred tax assets (see Note 9 below).
At December 31, 2017, total unearned stock-based compensation of $97.3 million related to stock options, RSUs and ESPP shares is expected to be recognized over a weighted average period of 2.0 years.

8. Net income (loss) per share
On April 12, 2017, the Company issued $175.0 million of 3.50% Convertible Senior Notes. The Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 5, Financing Arrangements, above. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. As the Company currently has the intent and ability to deliver cash up to the principal amount of the Notes subject to conversion, no shares associated with the Note conversion were included in the Company’s weighted-average number of common shares outstanding for any periods presented. While the Company has the intent and ability to settle any conversion in cash, the maximum number of shares issuable upon conversion of the Notes is 20.6 million shares of Class A common stock. Additionally, the calculation of weighted-average shares outstanding as of December 31, 2017 excludes approximately 6.6 million shares effectively repurchased and held in treasury stock on the consolidated balance sheet as a result of the Prepaid Forward transactions entered into in connection with the Note offering.
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

GoPro, Inc.
Notes to Consolidated Financial Statements

The following table presents the calculations of basic and diluted net income (loss) per share:

	Year ended December 31,
(in thousands, except per share data)	2017	2016	2015
Numerator:
Net income (loss)	$(182,873)	$(419,003)	$36,131

Denominator:
Weighted-average common shares—basic for Class A and Class B common stock	138,056	139,425	134,595
Effect of dilutive stock-based awards	—	—	11,891
Weighted-average common shares—diluted for Class A and Class B common stock	138,056	139,425	146,486

Net income (loss) per share
Basic	$(1.32)	$(3.01)	$0.27
Diluted	$(1.32)	$(3.01)	$0.25
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
(in thousands)	2017	2016	2015
Effect of anti-dilutive stock-based awards	18,994	21,000	2,681

9. Income taxes
Income (loss) before income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2017	2016	2015
Domestic	$(123,325)	$(200,595)	$13,562
Foreign	(53,062)	(174,579)	39,023
	$(176,387)	$(375,174)	$52,585

GoPro, Inc.
Notes to Consolidated Financial Statements

Income tax expense consisted of the following:

	Year ended December 31,
(in thousands)	2017	2016	2015
Current
Federal	$(1,857)	$(2,925)	$18,548
State	240	(356)	3,007
Foreign	10,631	8,542	6,539
Total current	9,014	5,261	28,094
Deferred
Federal	(248)	37,573	(11,211)
State	—	4,436	(204)
Foreign	(2,280)	(3,441)	(225)
Total deferred	(2,528)	38,568	(11,640)
Income tax expense	$6,486	$43,829	$16,454
As of December 31, 2017, $4.5 million of earnings had been indefinitely reinvested outside the U.S., primarily in active non-U.S. business operations. We do not intend to repatriate these earnings to fund U.S. operations and, accordingly, we do not provide for U.S. state income and foreign withholding tax on these earnings. See also TCJA discussion below.

	Year ended December 31,
	2017		2016		2015
(dollars in thousands)	$	%	$	%	$	%
Reconciliation to statutory rate
Tax at federal statutory rate	$(61,735)	(35.0)%	$(131,311)	(35.0)%	$18,405	35.0%
Change in valuation allowance	(38,016)	(21.6)	101,878	27.2	8,555	16.3
DTA rate change impact due to TCJA	74,943	42.5	—	—	—	—
Impact of foreign operations	34,039	19.3	84,491	22.5	6,434	12.2
Stock-based compensation	12,001	6.8	15,718	4.2	2,390	4.5
State taxes, net of federal benefit	(6,469)	(3.7)	(14,195)	(3.8)	1,454	2.8
Tax credits	(9,957)	(5.6)	(12,992)	(3.5)	(21,891)	(41.6)
Other	1,680	1.0	240	0.1	1,107	2.1
Income tax provision at effective tax rate	$6,486	3.7%	$43,829	11.7%	$16,454	31.3%
The effective tax rate of 2017 resulted from a significant benefit on pre-tax book losses, offset by the valuation allowance on U.S. federal and state net deferred tax assets and by income taxes paid at lower rates in profitable foreign jurisdictions (primarily wholly owned subsidiaries in Europe). In addition, due to the U.S. enactment of the TCJA, U.S. deferred tax assets were revalued by $74.9 million at the statutory rate of 21% which will be effective January 1, 2018, with a corresponding valuation allowance adjustment. In addition, AMT credits of $0.2 million become refundable under the TCJA and $0.2 million of valuation allowance was released. The effective tax rate of 2016 resulted from a significant benefit on pre-tax book losses, offset by the establishment of a valuation allowance on all U.S. federal and state net deferred tax assets and by income taxes paid at lower rates in profitable foreign jurisdictions (primarily wholly owned subsidiaries in Europe). Overall, the provision for income taxes in each period has differed from the tax computed at U.S. federal statutory tax rates due to change in valuation allowance, the effect of non-U.S. operations, deductible and non-deductible stock-based compensation expense, states taxes, federal research and development tax credits, and other adjustments.
The lower effective tax rates of 2016 compared to 2015 resulted from a significant benefit on pre-tax book losses, offset by the establishment of a valuation allowance on all U.S. federal and state net deferred tax assets and by

GoPro, Inc.
Notes to Consolidated Financial Statements

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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year ended December 31,
(in thousands)	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$113,378	$30,193
Tax credit carryforwards	66,983	22,341
Stock-based compensation	13,055	26,656
Allowance for returns	5,452	6,336
Intangible assets	770	—
Accruals and reserves	18,981	26,587
Total deferred tax assets	218,619	112,113
Valuation allowance	(217,884)	(110,433)
Total deferred tax assets, net of valuation allowance	735	1,680
Deferred tax liabilities:
Depreciation and amortization	(292)	(1,714)
Intangible assets	—	(2,540)
Total deferred tax liabilities	(292)	(4,254)
Net deferred tax assets (liabilities)	$443	$(2,574)
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, the Company believes it is not more likely than not that the U.S. deferred tax assets will be realized. Accordingly, a valuation allowance has been established and maintained against U.S. deferred tax assets. The foreign deferred tax assets in each jurisdiction are minimal and are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that the Company’s foreign deferred tax assets will be realized and thus, no valuation allowance is required on foreign deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward. The Company’s valuation allowance increased by $107.5 million to $217.9 million as of December 31, 2017, primarily due to the impact of the ASU 2016-09 adoption that resulted in an increase in U.S. deferred tax assets of $163.0 million and current year movement on U.S. deferred tax assets of $36.9 million, offset by a decrease due to $17.5 million attributable to the debt discount on convertible debt, and a $74.9 million decrease due to the change in future tax rate under the enacted TCJA on December 22, 2017. As of December 31, 2016, the Company had established a valuation allowance of $110.4 million on all U.S. federal and state deferred tax assets.
As of December 31, 2017, the Company’s federal, California and other state net operating loss carryforwards for income tax purposes were $456.1 million, $210.3 million and $233.7 million, net of reserves, respectively and federal and California state tax credit carryforwards were $39.6 million and $34.4 million, net of reserves, respectively. If not utilized, federal loss, federal credit and California loss carryforwards will begin to expire from 2030 to 2037, while other state loss carryforwards will begin to expire from 2019 to 2037. California tax credits may be carried forward indefinitely.

GoPro, Inc.
Notes to Consolidated Financial Statements

Under the provisions of §382 of the Internal Revenue Code, a change of control may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards that can be used to reduce future tax liabilities. Of the Company’s total $456.1 million federal net operating loss carryforwards, approximately $8.1 million was from one of our 2016 acquisitions. These acquired tax attributes are subject to an annual limitation of $1.7 million per year for federal purposes and will begin to expire in the year 2034, if not utilized.
Uncertain income tax positions. The Company had gross unrecognized tax benefits of $58.6 million, $56.9 million and $36.3 million, as of December 31, 2017, 2016 and 2015, respectively. For fiscal 2017, 2016 and 2015, total unrecognized income tax benefits in the amount of $19.8 million, $24.1 million and $31.0 million, respectively, if recognized, would reduce income tax expense after considering the impact of the change in valuation allowance in the U.S. A material portion of our gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances.
These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions and tax positions based on the Company’s interpretation of certain U.S. trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. Management believes events that could occur in the next 12 months and cause a material change in unrecognized tax benefits include, but are not limited to, the completion of examinations by the U.S. or foreign taxing authorities and the expiration of statute of limitations on the Company’s tax returns. Although the completion, settlement and closure of any audits is uncertain, it is reasonably possible based on the receipt of the Joint Committee approval of the federal claimed income tax refund relating to the carryback of 2014 and 2015 net operating losses on December 18, 2017, and the IRS Closing Agreement received on January 24, 2018, that over the next twelve-month period, our unrecognized tax benefits as of December 31, 2017, will decrease in the range of $15.0 million to $20.0 million, of which approximately $2.0 million to $3.0 million benefit would impact our effective tax rate. Such reduction is due to the resolution of certain issues, primarily related to transfer pricing and the R&D credit, raised in connection with our federal examination. Thus, we believe that that the total amount of unrecognized tax benefits will decrease within the next 12 months. However, for all other jurisdictions, given the number of years remaining that are subject to examination, the range of the reasonably possible change cannot be estimated reliably.
A reconciliation of the beginning and ending amount of the unrecognized income tax benefits are as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015
Gross balance at January 1	$56,909	$36,273	$16,558
Gross increase related to current year tax positions	20,002	20,594	19,948
Gross decrease related to tax rate change for current year tax positions	(2,299)	—	—
Gross increase related to prior year tax positions	—	130	108
Gross decrease related to prior year tax positions	(3,927)	(88)	(341)
Gross decrease related to tax rate change for prior year tax positions	(12,101)	—	—
	$58,584	$56,909	$36,273
Due to the U.S. enactment of the TCJA, U.S. unrecognized income tax benefits that reduce federal tax attributes are revalued at the statutory rate of 21%. Total gross decreases to unrecognized tax benefits were $14.4 million relating to the change in tax rates from 35% to 21%.
The Company’s policy is to account for interest and penalties related to income tax liabilities within the provision for income taxes. The balances of accrued interest and penalties recorded in the balance sheets and provision were not material for any period presented.
The Company files income tax returns in U.S. and non-U.S. jurisdictions. The Company is subject to federal, state and foreign income tax examinations for calendar tax years ending 2012 through 2016. The tax authorities could choose to audit the tax years beyond the statute of limitation period due to tax attribute carryforwards from prior

GoPro, Inc.
Notes to Consolidated Financial Statements

years, making adjustments only to carryforward attributes. The Company has been under examination by the Internal Revenue Service for the 2012 through 2015 tax years. IRS audit fieldwork has been completed and the claimed income tax refund of approximately $32.9 million relating to the carryback of 2014 and 2015 net operating losses was approved by the Congressional Joint Committee on Taxation (JCT) on December 18, 2017. See also Note 14 Subsequent Events for additional information.
U.S. Tax Reform. The Tax Cuts and Job Act (TCJA) of 2017, enacted on December 22, 2017, contains significant changes to U.S. tax law, including lowering the U.S. corporate income tax rate to 21%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries.
The TCJA reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. During the three months ended December 31, 2017, the Company recorded a $74.9 million tax expense representing the detriment of remeasuring its U.S. deferred tax liabilities at the lower 21% statutory tax rate, as well as a corresponding full valuation allowance for the same amount resulting in no impact to our Statement of Operations.
The TCJA also implements a territorial tax system. Under the territorial tax system, in general, the Company’s foreign earnings will no longer be subject to tax in the U.S. As part of transitioning to the territorial tax system the TCJA includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The Company estimates that the deemed repatriation will not result in any additional U.S. income tax. This preliminary estimate may be impacted by a number of additional considerations, including, but not limited to, the issuance of final regulations and the Company's ongoing analysis of the new law.
As of December 31, 2017, the Company has approximately $4.5 million of undistributed earnings for certain non-U.S. subsidiaries that have been indefinitely reinvested outside the U.S. These undistributed earnings do not result in a one-time deemed repatriation tax due to our overall accumulated foreign deficit, however these earnings could be subject to additional foreign and state income taxes if they are repatriated. The Company has historically asserted its intent to reinvest these earnings in foreign operations indefinitely and continues to do so. We do not intend to repatriate these earnings to fund U.S. operations and, accordingly, we do not provide for U.S. state income and foreign withholding tax on these earnings.
While the TJCA provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (GILTI) provisions and the base-erosion and anti-abuse tax (BEAT) provisions.
The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company does not expect that this GILTI income inclusion will result in significant U.S. tax beginning in 2018. The BEAT provisions in the TCJA eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The Company does not expect that the BEAT provision will result in significant U.S. tax beginning in 2018. In addition, the Company intends to account for the GILTI taxes in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The Company has recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities to the extent needed and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the TCJA. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

GoPro, Inc.
Notes to Consolidated Financial Statements

10. Related party transactions
The Company incurs costs for Company-related chartered aircraft fees for the use of the CEO’s private plane. The Company recorded expense of $0.1 million, $0.5 million and $0.7 million in 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the Company had zero accounts payable associated with these aircraft fees.
In 2013, the Company entered into a three-year agreement, which was amended in July 2016 to continue through the end of 2016, with a company affiliated with the son of one of the then members of the Company’s board of directors to acquire certain naming rights to a kart racing facility. As consideration for these naming rights, the Company paid $0.6 million over the three year period. As of December 31, 2016, the Company has recorded cumulative expense of $0.6 million, and has also provided 100 GoPro cameras at no cost each year. As of December 31, 2016 and 2015, the Company had no accounts payable associated with this agreement.
In 2016, the Company obtained services from a vendor whose CEO is also one of the members of the Company’s board of directors. The Company recorded expense of zero and $0.4 million in 2017 and 2016, respectively. As of December 31, 2017 and 2016, the Company had accounts payable associated with this vendor of zero and $0.3 million, respectively.
The Company has agreements for certain contract manufacturing and engineering services with a vendor affiliated with one of the Company’s investors. The Company made payments of zero to this vendor in 2017 and 2016 and $0.2 million in 2015. As of December 31, 2017 and 2016, the Company had no accounts payable associated with this vendor.
See Note 6 and 7 above for information regarding CEO RSUs and Class B common stock contributed by the CEO back to the Company.

11. Commitments, contingencies and guarantees

(in thousands)	Total	2018	2019	2020	2021	2022	Thereafter
Operating leases (1)	$128,228	$22,177	$15,056	$18,244	$17,817	$16,693	$38,241
Sponsorship commitments (2)	7,256	4,487	2,769	—	—	—	—
Other contractual commitments (3)	2,766	2,044	722	—	—	—	—
Long-term debt (4)	175,000	—	—	—	—	175,000	—
Total contractual cash obligations	$313,250	$28,708	$18,547	$18,244	$17,817	$191,693	$38,241
(1) The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.
(2) The Company enters into multi-year sponsorship agreements with event organizers, resorts and athletes as part of its marketing efforts.
(3) The Company enters into other contractual commitments, including software licenses related to the Company’s financial and IT systems which require payments over several years.
(4) The Company's convertible senior notes are due April 2022. Refer to Note 5 Financing Arrangements.
In 2017 and 2016, the Company entered into sub-lease agreements for its office facilities that decreased the Company’s total future minimum lease payments by sub-lease rentals of approximately $4.3 million which approximates the corresponding remaining lease rentals.
Rent expense was $19.1 million, $19.8 million and $12.2 million for 2017, 2016 and 2015, respectively.
Legal proceedings. From time to time, the Company is involved in legal proceedings in the ordinary course of business. Due to inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome

GoPro, Inc.
Notes to Consolidated Financial Statements

of these matters. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the results of operations, financial condition or cash flows of the Company.
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of December 31, 2017, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
12. Concentrations of risk and geographic information
Customer concentration. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within management’s expectations.
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	December 31, 2017	December 31, 2016
Customer A	16%	15%
Customer B	32%	27%
Customer C	12%	*
Customer D	11%	*
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Year ended December 31,
(in thousands)	2017	2016	2015
Accounts receivable sold	$178,300	$167,769	$194,223
Factoring fees	1,630	1,266	1,566
Customers who represented 10% or more of the Company’s total revenue were as follows:

	Year ended December 31,
	2017	2016	2015
Customer A	15%	17%	14%
Customer B	*	11%	12%
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

GoPro, Inc.
Notes to Consolidated Financial Statements

Geographic information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Year ended December 31,
(in thousands)	2017	2016	2015
Americas	$591,879	$619,784	$868,772
Europe, Middle East and Africa (EMEA)	334,872	366,352	535,260
Asia and Pacific (APAC)	252,990	199,345	215,939
Total revenue	$1,179,741	$1,185,481	$1,619,971
Revenue in the United States, which is included in the Americas geographic region, was $528.7 million, $554.9 million and $769.2 million for 2017, 2016 and 2015, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of December 31, 2017 and 2016, long-lived assets, which represent gross property and equipment, located outside the United States, primarily in Hong Kong and China, were $79.7 million and $76.6 million, respectively.

13. Restructuring charges
Restructuring charges for each period were as follows:

	Twelve months ended
(in thousands)	December 31, 2017	December 31, 2016
Cost of revenue	$634	$497
Research and development	10,092	17,197
Sales and marketing	7,047	12,064
General and administrative	2,519	13,331
Total restructuring charges	$20,292	$43,089
First quarter 2017 restructuring
On March 15, 2017, the Company approved a restructuring plan to further reduce future operating expenses and further align resources around its long-term business strategy. The restructuring provided for a reduction of the Company's global workforce by approximately 270 positions, and the consolidation of certain leased office facilities. Under the first quarter 2017 restructuring plan, the Company recorded restructuring charges of $17.0 million, including $10.3 million related to severance, and $6.7 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring plan were substantially completed by the fourth quarter of 2017. While the Company anticipates that any additional charges related to this restructuring will be immaterial, actual results may differ from current estimates as it relates to the consolidation of certain leased office facilities.
The following table provides a summary of the Company’s restructuring activities during 2017 and the related liabilities recorded in accrued liabilities on the consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2016	$—	$—	$—
Restructuring charges	10,312	6,654	16,966
Cash paid	(9,509)	(151)	(9,660)
Non-cash reductions	(803)	(2,953)	(3,756)
Restructuring liability as of December 31, 2017	$—	$3,550	$3,550

GoPro, Inc.
Notes to Consolidated Financial Statements

Fourth quarter 2016 restructuring
On November 29, 2016, the Company approved a restructuring plan to reduce future operating expenses. The restructuring provided for a reduction of the Company’s global workforce of approximately 15%, the closure of the Company’s entertainment group to concentrate on its core business and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring plan, the Company recorded restructuring charges of $40.7 million, including $3.2 million related to severance and facilities contract terminations during 2017. The actions associated with the fourth quarter 2016 restructuring plan were completed by March 31, 2017, with only small incremental charges recorded through December 31, 2017.
The following table provides a summary of the Company’s restructuring activities during 2017 and the related liabilities recorded in accrued liabilities on the consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2016	$9,660	$879	$10,539
Restructuring charges	2,134	1,055	3,189
Cash paid	(11,411)	(1,884)	(13,295)
Non-cash reductions	17	—	17
Restructuring liability as of December 31, 2017	$400	$50	$450
First quarter 2016 restructuring
On January 12, 2016, the Company approved a restructuring plan that provided for a reduction in the Company’s global workforce of approximately 7%. Under the first quarter 2016 restructuring plan, the Company recorded restructuring charges of $6.5 million in the first quarter of 2016, which primarily included cash-based severance costs. The Company completed this plan at the end of the first quarter of 2016 and all costs have been paid. No charges were recorded in periods after March 31, 2016.

GoPro, Inc.
Notes to Consolidated Financial Statements

14. Subsequent events

On January 2, 2018, the Company approved a restructuring plan to further reduce future operating expense and better align resources around its long-term business strategy. The restructuring provided for a reduction of the Company's global workforce of approximately 21%, the closure of the Company's aerial group and the consolidation of certain leased office facilities. The Company estimates that it will incur total aggregate charges of approximately $23 million to $33 million for the restructuring. The Company expects actions associated with the restructuring will be substantially completed in the first quarter of 2018.
The Company has been under examination by the Internal Revenue Service for the 2012 through 2015 tax years. The IRS audit fieldwork has been completed and the claimed income tax refund relating to the carryback of 2014 and 2015 net operating losses was approved by the Congressional Joint Committee on Taxation (JCT) on December 18, 2017. The Closing Agreement was received on January 24, 2018. The Company received an income tax refund of approximately $32.9 million, net of IRS adjustments, in February 2018. The Company will also recognize an income tax benefit of approximately $2.0 million to $3.0 million in the first quarter of 2018.

GoPro, Inc.
Notes to Consolidated Financial Statements

Schedule II
GoPro, Inc.
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2017, 2016 and 2015

(in thousands)	Balance at Beginning of Year	Charges to Revenue	Charges to Expense	Charges to Other Accounts - Equity	Deductions/Write-offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2017	$1,281	$—	$(263)	$—	$(268)	$750
Year ended December 31, 2016	1,400	—	40	—	(159)	1,281
Year ended December 31, 2015	1,250	—	682	—	(532)	1,400
Allowance for sales returns:
Year ended December 31, 2017	$20,038	$55,274	$(48,554)	$—	$—	$26,758
Year ended December 31, 2016	26,280	35,136	(41,378)	—	—	20,038
Year ended December 31, 2015	25,747	48,182	(47,649)	—	—	26,280
Valuation allowance for deferred tax assets:
Year ended December 31, 2017	$110,433	$—	$(38,016)	$145,467	$—	$217,884
Year ended December 31, 2016	8,555	—	101,878	—	—	110,433
Year ended December 31, 2015	—	—	8,555	—	—	8,555

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including the CEO and CFO, recognizes that our disclosure controls and procedures or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 11. Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2018 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.	Financial Statements
The financial statements filed as part of this report are listed in the “Index to Financial Statements” under Part II, Item 8 of this Form 10-K.

2.	Financial Statement Schedules
The financial statement schedule filed in response to Part II, Item 8 and Part IV, Item 15(c) of this Form 10-K is listed under Part II, Item 8 on the Index to Consolidated Financial Statements.

3.	Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Restated Certificate of Incorporation of the Registrant.	S-1	333-200038	3.01	November 10, 2014
3.02	Amended and Restated Bylaws of the Registrant.	S-1	333-200038	3.02	November 10, 2014
4.01	Form of Registrant’s Class A common stock certificate.	S-1	333-196083	4.01	May 19, 2014

4.02	Indenture, dated as of April 12, 2017, between the Company and Wells Fargo Bank, National Association (including the form of 3.50% Convertible Senior Notes due 2022)	8-K	001-36514	4.1	April 12, 2017
10.01*	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-196083	10.01	May 19, 2014
10.02*	Form of Change in Control Severance Agreement.	S-1	333-196083	10.09	May 19, 2014
10.03*	2010 Equity Incentive Plan, as amended, and form of stock option agreement and restricted stock unit agreement.	S-1	333-196083	10.02	May 19, 2014
10.04*	2014 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-36514	10.03	July 29, 2016
10.05*	2014 Employee Stock Purchase Plan and forms thereunder.	S-1/A	333-196083	10.04	June 11, 2014
10.06*	Employment Letter to Nicholas Woodman from the Registrant, dated June 2, 2014.	S-1/A	333-196083	10.16	June 11, 2014
10.07*	Offer Letter to Sharon Zezima from the Registrant, dated August 23, 2013.	S-1	333-196083	10.08	May 19, 2014
10.08*	Separation Agreement and Release of Claims dated December 15, 2016 by and between Anthony Bates and the Registrant.	8-K	001-36514	10.01	December 20, 2016
10.09*	Offer Letter to Brian McGee from the Registrant, dated September 3, 2015.	10-K	001-36514	10.12	February 16, 2017
10.10*	Offer Letter to Charles Prober from Registrant, dated May 28, 2014.	10-K	001-36514	10.13	February 16, 2017
10.11	Office Lease Agreement, dated as of November 1, 2011, by and between Locon San Mateo, LLC and the Registrant, as amended, and other leases for the Registrant’s headquarters.	S-1	333-196083	10.12	May 19, 2014
10.12	Eighth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated February 24, 2016.	10-K	001-36514	10.15	February 16, 2017
10.13	Ninth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated August 3, 2016.	10-K	001-36514	10.16	February 16, 2017
10.14	Credit Agreement by and among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A. dated March 25, 2016.	10-Q	001-36514	10.17	May 6, 2016
10.15	Forward Stock Purchase Transaction, dated April 6, 2017, between the Company and JPMorgan Chase Bank, National Association	8-K	001-36514	10.1	April 7, 2017
10.16	First Amendment, dated August 12, 2016, to Office Lease Agreement dated November 1, 2011, between the Company and RAR2-Clearview Business Park Owner, LLC	10-Q	001-36514	10.02	August 4, 2017
10.17*	Waiver Agreement dated January 1, 2018 by and between Nicholas Woodman and the Registrant.					X
10.18*	Terms of Separation Agreement dated January 4, 2018 by and between Charles Prober and the Registrant.					X
10.19*	Transition Incentive Agreement dated January 4, 2018 by and between Sharon Zezima and the Registrant.					X
21.01	List of Subsidiaries.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.	X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GoPro, Inc.
(Registrant)

Dated:	February 16, 2018	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	February 16, 2018	By: /s/ Brian McGee
Brian McGee Chief Financial Officer (Principal Financial Officer)

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

	Name	Title	Date

By:	/s/ Nicholas Woodman	Chief Executive Officer and Chairman	February 16, 2018
	Nicholas Woodman	(Principal Executive Officer)

By:	/s/ Brian McGee	Chief Financial Officer	February 16, 2018
	Brian McGee	(Principal Financial and Accounting Officer)

By:	/s/ Anthony Bates	Director	February 16, 2018
Anthony Bates

By:	/s/ Kenneth Goldman	Director	February 16, 2018
Kenneth Goldman

By:	/s/ Peter Gotcher	Director	February 16, 2018
Peter Gotcher

By:	/s/ Alexander Lurie	Director	February 16, 2018
Alexander Lurie

By:	/s/ Susan Lyne	Director	February 16, 2018
Susan Lyne

By:	/s/ Frederic Welts	Director	February 16, 2018
Frederic Welts

By:	/s/ Lauren Zalaznick	Director	February 16, 2018
Lauren Zalaznick