Form 10-Q
period 2018-03-31
GoPro, Inc.
filed 2018-05-04
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2018, 112,158,370 and 35,958,034 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$104,987	$202,504
Marketable securities	39,846	44,886
Accounts receivable, net	81,431	112,935
Inventory	132,619	150,551
Prepaid expenses and other current assets	32,703	62,811
Total current assets	391,586	573,687
Property and equipment, net	62,791	68,587
Intangible assets, net	21,844	24,499
Goodwill	146,459	146,459
Other long-term assets	26,194	37,014
Total assets	$648,874	$850,246

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$87,534	$138,257
Accrued liabilities	146,945	213,030
Deferred revenue	15,235	19,244
Total current liabilities	249,714	370,531
Long-term taxes payable	18,559	21,188
Long-term debt	132,189	130,048
Other long-term liabilities	32,335	29,774
Total liabilities	432,797	551,541

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 102,709 and 101,034 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 35,964 and 35,966 shares issued and outstanding, respectively	866,033	854,452
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(536,343)	(442,134)
Total stockholders’ equity	216,077	298,705
Total liabilities and stockholders’ equity	$648,874	$850,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2018	2017
Revenue	$202,346	$218,614
Cost of revenue	157,430	150,048
Gross profit	44,916	68,566
Operating expenses:
Research and development	50,979	66,166
Sales and marketing	49,170	67,856
General and administrative	19,506	22,759
Total operating expenses	119,655	156,781
Operating loss	(74,739)	(88,215)
Other income (expense):
Interest expense	(4,567)	(814)
Other income, net	177	161
Total other expense, net	(4,390)	(653)
Loss before income taxes	(79,129)	(88,868)
Income tax (benefit) expense	(2,782)	22,282
Net loss	$(76,347)	$(111,150)

Net loss per share:
Basic	$(0.55)	$(0.78)
Diluted	$(0.55)	$(0.78)

Shares used to compute net loss per share:
Basic	137,857	142,899
Diluted	137,857	142,899
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2018	2017
Operating activities:
Net loss	$(76,347)	$(111,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,907	11,693
Stock-based compensation	10,823	13,125
Deferred income taxes	(593)	(2,050)
Non-cash restructuring charges	2,933	966
Non-cash interest expense	1,934	—
Other	272	1,630
Changes in operating assets and liabilities:
Accounts receivable, net	31,277	109,588
Inventory	17,932	(40,543)
Prepaid expenses and other assets	26,138	(14,936)
Accounts payable and other liabilities	(117,879)	(105,524)
Deferred revenue	(2,509)	(737)
Net cash used in operating activities	(97,112)	(137,938)

Investing activities:
Purchases of property and equipment, net	(6,782)	(5,166)
Purchases of marketable securities	(14,896)	—
Maturities of marketable securities	20,000	14,160
Sale of marketable securities	—	11,623
Net cash provided by (used in) investing activities	(1,678)	20,617

Financing activities:
Proceeds from issuance of common stock	3,210	6,038
Taxes paid related to net share settlement of equity awards	(2,402)	(6,283)
Payment of deferred acquisition-related consideration	—	(75)
Net cash provided by (used in) financing activities	808	(320)
Effect of exchange rate changes on cash and cash equivalents	465	404
Net decrease in cash and cash equivalents	(97,517)	(117,237)
Cash and cash equivalents at beginning of period	202,504	192,114
Cash and cash equivalents at end of period	$104,987	$74,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. (GoPro or the Company) is enabling the way people capture and share their lives from a perspective only achieved with a GoPro. What began as an idea to help athletes document themselves engaged in sport, GoPro has become a mobile storytelling solution that helps the world share itself through immersive content. To date, the Company’s cameras and mountable and wearable accessories have generated substantially all of its revenue. The Company sells its products globally through retailers, wholesale distributors, and on its website. The Company’s global corporate headquarters are located in San Mateo, California.
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30. The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected for the full fiscal year or any other future period. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2017. Except for accounting policies related to revenue recognition and intra-entity asset transfers that were updated as a result of adopting Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report.
Principles of consolidation. These condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition (including sales returns, implied post contract support (PCS), price protection and other sales incentives), stock-based compensation, inventory valuation, product warranty liabilities, the valuation and useful lives of long-lived assets (property and equipment, intangible assets and goodwill) and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the condensed consolidated statements of comprehensive income (loss) have been omitted.
Accounts receivable and allowance for doubtful accounts. Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, age of the accounts receivable balances, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. The allowance for doubtful accounts as of March 31, 2018 and December 31, 2017 was $0.7 million and $0.8 million, respectively.
Warranty. The Company records a liability for estimated product warranty costs at the time product revenue is recognized. The Company’s standard warranty obligation to its end-users generally provides a 12-month warranty coverage on all of its products except in the European Union where the Company provides a 2-year warranty. The Company also offers extended warranty programs for a fee. The Company’s estimate of costs to service its warranty obligations is based on its historical experience of repair and replacement of the associated products

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

and expectations of future conditions. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure.
Revenue recognition. Revenue is primarily comprised of product revenue, net of returns and variable consideration. The Company derives substantially all of its revenue from the sale of cameras, drones, mounts and accessories and the related implied post contract support to customers. The Company recognizes revenue when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For most of the Company’s revenue, revenue is recognized at the time products are delivered and when collection is deemed probable. For customers who purchase products directly from the Company’s website, the Company retains a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. The Company provides sales commissions to internal and external sales representatives which are earned in the period in which revenue is recognized. As a result, the Company expenses such costs as incurred under ASU 2014-19.
The Company's standard terms and conditions of sale for non-web based sales do not allow for product returns other than under warranty. However, the Company grants limited rights of return to certain large retailers and distributors. The Company reduces revenue and cost of sales for the estimated returns based on analyses of historical return trends by customer class and other factors. An estimated refund liability along with a right to recover assets are also recorded for future product returns. Return trends are influenced by product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality and other factors. Return rates may fluctuate over time, but are sufficiently predictable to allow the Company to estimate expected future product returns.
The Company’s camera and drone sales contain multiple performance obligations that generally include the following three separate obligations: a) a hardware component (camera or drone) and the embedded firmware essential to the functionality of the hardware component delivered at the time of sale, b) the implicit right to the Company's downloadable free apps and software solutions, and c) the implied right for the customer to receive PCS. PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company accounts for and allocates revenue to PCS based on a cost plus method. Revenue is allocated to the remaining performance obligations on a residual value method. The Company’s process to allocate the transaction price considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable, including: the level of support provided to customers, estimated costs to provide the Company’s support, the amount of time and cost that is allocated to the Company’s efforts to develop the undelivered elements, and market trends in the pricing for similar offerings.
Revenue allocated to the delivered hardware, related embedded firmware and free software solutions is recognized at the time of sale provided the conditions for recognition of revenue have been met. Revenue allocated to PCS is deferred and recognized on a straight-line basis over the estimated term of the support period, which is estimated to be 15 months based on historical experience. Deferred revenue as of March 31, 2018 and December 31, 2017 also included immaterial amounts related to the Company’s GoPro Care and GoPro Plus fee-based service offerings. The Company’s deferred revenue balance related to PCS was $14.1 million as of March 31, 2018 and the Company recognized $5.5 million of related revenue during the three months ended March 31, 2018.
Sales incentives. The Company offers sales incentives through various programs, including cooperative advertising, marketing development funds and other incentives. Sales incentives are considered to be variable consideration, which the Company estimates and records as a reduction to revenue at the date of sale. The Company estimates sales incentives based on historical experience, product sell-through and other factors.
Sales taxes. Sales taxes collected from customers and remitted to respective governmental authorities are recorded as liabilities and are not included in revenue. The Company maintained its policy to exclude sales taxes from revenue under the adoption of ASU 2014-09.
Segment information. The Company operates as one operating segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Prior period reclassifications. Reclassifications of certain prior period amounts in the condensed consolidated financial statements have been made to conform to the current period presentation.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Recent accounting standards

Standard	Description	Company’s date of adoption	Effect on the condensed consolidated financial statements or other significant matters
Standards that were adopted
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
January 1, 2018
Adoption of the standard resulted in the recognition of previously unrecognized deferred charges using a modified retrospective method. The Company recorded a reversal of the $15.0 million of deferred charges, an increase to U.S. deferred tax assets of $1.2 million with a corresponding U.S. valuation allowance of $1.2 million. The net impact to equity was an increase in the accumulated deficit of approximately $15.0 million upon adoption.

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
		January 1, 2018	The Company adopted ASU 2017-09 which did not impact its condensed consolidated financial statements and related disclosures. The Company adopted the amendment on a prospective basis.
Revenue from Contracts with Customers ASU No. 2014-09, 2015-14, 2016-08, 2016-10 and 2016-12 (Topic 606)
The updated revenue standard establishes principles for recognizing revenue and develops a common revenue standard for all industries. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard requires that entities disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Early adoption is permitted, but not earlier than the first quarter of 2017. The retrospective or modified retrospective basis method is permitted.
January 1, 2018
The Company completed an analysis of the impact of the new standard on its sales contract portfolio by reviewing its previous accounting policies and practices to identify differences that would result from applying the requirements of the new standard to its sales contracts. The Company’s analysis of its contracts under the new standard supported the recognition of its product revenue at the time the product is delivered, and PCS revenue on a straight-line basis, consistent with its previous revenue policy.

As a result of the adoption of the new standard, the Company recorded a $2.9 million increase to its accumulated deficit on January 1, 2018, of which $4.9 million related to certain estimated sales incentives which would have been recognized at the time the product was shipped in the prior period, partially offset by $2.0 million related to revenue that would have been recognized in the prior period from the Company’s website sales that had shipped but had not been delivered as of December 31, 2017. Sales incentives are considered variable consideration under the new standard and are accounted for as a reduction to the transaction price. This change resulted in a reduction of revenue being recorded earlier than under the previous guidance. Additionally, for customers who purchased products directly from the Company’s website, the new standard provides for a policy election whereby the Company has recorded revenue when the related product was shipped. This change resulted in recognition of revenue earlier than under previous guidance. In addition, the Company recorded a $1.0 million increase to deferred tax assets and a corresponding $1.0 million increase in valuation allowance.

The Company adopted the standard using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Prior periods were not retrospectively adjusted. Refer below for the impact on each financial statement line item as of and for the three months ended March 31, 2018 due to the adoption of the standard.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The cumulative effect of the changes made to the Company’s condensed consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, Revenue from Contracts with Customers and ASU 2016-16, Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory, were as follows:

(in thousands)	Balance at December 31, 2017	Adjustment due to ASU 2014-09	Adjustment due to ASU 2016-16	Balance at January 1, 2018
Accumulated deficit	$(442,134)	$(2,872)	$(14,990)	$(459,996)

As mentioned above, the adoption of ASU 2014-09 impacted the timing of revenue recognized related to certain sales incentives and sales from the Company’s website, which impacted the revenue and current deferred revenue financial statement line items. Additionally, under ASU 2014-09, the Company presents an estimated refund liability along with a right to recover asset for future product returns, which impacted the accounts receivable, net, inventory, net, prepaid expenses and other assets, and accrued liabilities financial statement line items. The above adjustments do not impact net cash used in operating activities, however, they do impact the changes in operating assets and liabilities for the related accounts within the disclosure of operating activities on the statement of cash flow. Refer to the tables below for the quantitative impact to the Company’s financial statements as of and for the quarter ended March 31, 2018 due to the adoption of ASU 2014-09 (ASC 606).

	For the three months ended March 31, 2018
(in thousands)	As Reported Under ASC 606	Effect of Change	Balance Under ASC 605
Revenue	$202,346	$6,956	$209,302

	As of March 31, 2018
(in thousands)	As Reported Under ASC 606	Effect of Change	Balance Under ASC 605
Accounts receivable, net	$81,431	$(19,980)	$61,451
Inventory, net	132,619	7,526	140,145
Prepaid expenses and other current assets	32,703	(7,526)	25,177
Accrued liabilities	146,945	(19,980)	126,965
Current deferred revenue	15,235	602	15,837

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Standard	Description	Expected date of adoption	Effect on the condensed consolidated financial statements or other significant matters
Standards not yet adopted
Leases ASU No. 2016-02(Topic 842)
This standard requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. Lessees would recognize a right-to-use asset and lease liability for all leases with terms of more than 12 months. The new standard should be applied on a modified retrospective basis.
January 1, 2019
Although the Company is currently evaluating the impact that the adoption of this standard will have on its condensed consolidated financial statements and related disclosures, the Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.

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
		January 1, 2020	The Company does not expect that the adoption of this standard will have a material impact on its condensed consolidated financial statements and related disclosures.
Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these additional accounting pronouncements has had or will have a material impact on its financial statements.

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	March 31, 2018			December 31, 2017
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$33,074	$—	$33,074	$25,251	$—	$25,251
Commercial paper	9,990	—	9,990	14,981	—	14,981
Corporate debt securities	—	—	—	—	2,500	2,500
Agency securities	—	—	—	—	4,999	4,999
Total cash equivalents	$43,064	$—	$43,064	$40,232	$7,499	$47,731
Marketable securities:
U.S. treasury securities	$—	$4,985	$4,985	$—	$4,995	$4,995
Commercial paper	17,397	—	17,397	19,888	—	19,888
Corporate debt securities	—	17,464	17,464	—	20,003	20,003
Total marketable securities	$17,397	$22,449	$39,846	$19,888	$24,998	$44,886
(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. Cash balances were $61.9 million and $154.8 million as of March 31, 2018 and December 31, 2017, respectively.
There were no transfers of financial assets between levels for the periods presented.
Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of March 31, 2018 and December 31, 2017 were all less than one year in duration. At March 31, 2018 and December 31, 2017, the

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At March 31, 2018 and December 31, 2017, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (Notes) (see Note 4, Financing Arrangements). The estimated fair value of the Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the Notes, of $149.6 million, is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.

3. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	March 31, 2018	December 31, 2017
Components	$22,209	$18,995
Finished goods	110,410	131,556
Total inventory	$132,619	$150,551
Property and equipment, net

(in thousands)	March 31, 2018	December 31, 2017
Leasehold improvements	$67,853	$67,713
Production, engineering and other equipment	47,770	47,502
Tooling	24,919	24,871
Computers and software	20,909	20,636
Furniture and office equipment	15,599	14,895
Tradeshow equipment and other	7,235	7,237
Construction in progress	120	347
Gross property and equipment	184,405	183,201
Less: Accumulated depreciation and amortization	(121,614)	(114,614)
Property and equipment, net	$62,791	$68,587

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Intangible assets

	March 31, 2018
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$49,901	$(28,672)	$21,229
In-process research and development (IPR&D)	615	—	615
Total intangible assets	$50,516	$(28,672)	$21,844

	December 31, 2017
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$49,901	$(26,017)	$23,884
IPR&D	615	—	615
Total intangible assets	$50,516	$(26,017)	$24,499
For the three months ended March 31, 2018 and 2017, the Company did not record any impairment charges for in-process research and development (IPR&D) assets. As of March 31, 2018, technological feasibility has not been established for the remaining IPR&D assets, which have no alternative future use and as such, continue to be accounted for as indefinite-lived intangible assets.
Amortization expense was $2.7 million and $2.3 million in the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, expected amortization expense of intangible assets with definite lives for future periods is as follows:

(in thousands)	Total
Year ending December 31,
2018 (remaining 9 months)	$8,659
2019	7,458
2020	4,242
2021	870
2022	—
$21,229
Other long-term assets

(in thousands)	March 31, 2018	December 31, 2017
Point of purchase (POP) displays	$15,828	$16,451
Long-term deferred tax assets	1,251	825
Deposits and other	9,115	19,738
Other long-term assets	$26,194	$37,014

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Accrued liabilities

(in thousands)	March 31, 2018	December 31, 2017
Accrued payables (1)	$38,698	$44,582
Employee related liabilities (1)	15,100	24,945
Accrued sales incentives	36,281	89,549
Refund liability	19,980	—
Warranty liability	9,082	9,934
Customer deposits	10,114	8,700
Income taxes payable	1,049	1,247
Purchase order commitments	4,914	6,162
Inventory received	6,751	14,470
Other	4,976	13,441
Accrued liabilities	$146,945	$213,030

(1)	See Note 11 for amounts associated with restructuring liabilities.
Product warranty
The following table summarizes the warranty liability activity:

	Three months ended March 31,
(in thousands)	2018	2017
Beginning balance	$10,373	$11,945
Charged to cost of revenue	4,758	4,226
Settlement of warranty claims	(5,724)	(4,729)
Ending balance	$9,407	$11,442

4. Financing Arrangements
Credit Facility
In March 2016, the Company entered into a Credit Agreement (Credit Agreement) with certain banks which provides for a secured revolving credit facility (Credit Facility) under which the Company may borrow up to an aggregate of $250.0 million. The Company and its lenders may increase the total commitments under the Credit Facility to up to $300.0 million, subject to certain conditions. The Credit Facility will terminate and any outstanding borrowings become due and payable in March 2021.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
At March 31, 2018 and December 31, 2017, the Company could borrow up to approximately $68.3 million and $118.0 million, respectively, under the Credit Facility, and was in compliance with all financial covenants contained in the Credit Agreement. The Company has made no borrowings from the Credit Facility to date.
Convertible Notes
In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 (Notes). The Notes are senior, unsecured obligations of GoPro and mature on April 15, 2022 (Maturity Date), unless earlier repurchased or converted into shares of Class A common stock under certain circumstances described below. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 94.0071 shares of Class A common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. Based on current and projected liquidity, the Company has the intent and ability to deliver cash up to the principal amount of the Notes then outstanding upon conversion. The Company pays interest on the Notes semi-annually in arrears on April 15 and October 15 of each year.
The $175.0 million of proceeds received from the issuance of the Notes were allocated between long-term debt (liability component) of $128.3 million and additional paid-in-capital (equity component) of $46.7 million on the condensed consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Notes. The liability component will be accreted up to the face value of the Notes of $175.0 million, which will result in additional non-cash interest expense being recognized in the condensed consolidated statements of operations through the Notes’ Maturity Date. The accretion of the Notes to par and debt issuance cost is amortized into interest expense over the term of the Note using an effective interest rate of approximately 10.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
The Company incurred approximately $5.7 million of issuance costs related to the issuance of the Notes, of which $4.2 million and $1.5 million were recorded to long-term debt and additional paid-in capital, respectively. The $4.2 million of issuance costs recorded as long-term debt on the condensed consolidated balance sheet are being amortized over the five-year contractual term of the Notes using the effective interest method.
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
At any time on or after January 15, 2022 until the second scheduled trading day immediately preceding the Maturity Date of the Notes on April 15, 2022, a holder may convert its Notes, in multiples of $1,000 principal

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

amount. Holders of the Notes who convert their Notes in connection with a make-whole fundamental change (as defined in the Indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the Maturity Date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date.
As of March 31, 2018, the outstanding principal on the Notes was $175.0 million, the unamortized debt discount was $39.4 million, the unamortized debt issuance cost was $3.4 million and the net carrying amount of the liability component was $132.2 million, which was recorded as long-term debt within the condensed consolidated balance sheet. For the three months ended March 31, 2018, the Company recorded interest expense of $1.5 million for contractual coupon interest, $0.2 million for amortization of debt issuance costs and $1.9 million for amortization of the debt discount.
In connection with the offering, the Company entered into a prepaid forward stock repurchase transaction (Prepaid Forward) with a financial institution (Forward Counterparty). Pursuant to the Prepaid Forward, the Company used approximately $78.0 million of the net proceeds from the offering of the Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s Class A common stock underlying the Prepaid Forward was approximately 9.2 million. The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock on the condensed consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.

5. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within ten years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. For additional information regarding the Company’s equity incentive plans, refer to the audited financial statements contained in the 2017 Annual Report.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Stock options
A summary of the Company’s stock option activity for the three months ended March 31, 2018 is as follows:

	Shares (in thousands)	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	9,809	$11.16	6.00	$19,971
Granted	—	—
Exercised	(222)	0.86
Forfeited/Cancelled	(555)	12.84
Outstanding at March 31, 2018	9,032	$11.31	5.12	$10,931

Vested and expected to vest at March 31, 2018	9,020	$11.31	5.11	$10,931
Exercisable at March 31, 2018	8,093	$11.27	4.72	$10,931
The aggregate intrinsic value of the stock options outstanding as of March 31, 2018 represents the value of the Company’s closing stock price on March 31, 2018 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the three months ended March 31, 2018 is as follows:

	Shares (in thousands)	Weighted- average grant date fair value
Non-vested shares at December 31, 2017	9,483	$11.87
Granted	122	6.04
Vested	(1,246)	11.02
Forfeited	(1,859)	11.91
Non-vested shares at March 31, 2018	6,500	$11.91
In June 2014, the Company granted an award of 4.5 million RSUs covering shares of the Company’s Class B common stock to the Company’s CEO (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to both a market-based vesting condition and a three year service-based vesting condition. The market-based condition was achieved in January 2015. Stock-based compensation expense related to the CEO RSUs was zero and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.
Employee stock purchase plan. For the three months ended March 31, 2018 and 2017, the Company issued 632,046 and 625,811 shares under its ESPP, respectively, at weighted average prices of $4.78 and $8.02, respectively.
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options granted and ESPP issuance is estimated using the Black-Scholes option pricing model. The fair value of RSUs is determined using the Company’s closing stock price on the date of grant. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its 2017 Annual Report.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three months ended March 31,
(in thousands)	2018	2017
Cost of revenue	$382	$495
Research and development	5,005	5,682
Sales and marketing	2,747	2,691
General and administrative	2,689	4,257
Total stock-based compensation expense	$10,823	$13,125
The income tax benefit related to stock-based compensation expense was zero for the three months ended March 31, 2018 and 2017 due to a full valuation allowance on the Company’s U.S. net deferred tax assets (see Note 7 below).
At March 31, 2018, total unearned stock-based compensation of $65.4 million related to stock options, RSUs and ESPP shares is expected to be recognized over a weighted average period of 1.8 years.

6. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended March 31,
(in thousands, except per share data)	2018	2017
Numerator:
Net loss	$(76,347)	$(111,150)

Denominator:
Weighted-average common shares—basic for Class A and Class B common stock	137,857	142,899
Effect of dilutive stock-based awards	—	—
Weighted-average common shares—diluted for Class A and Class B common stock	137,857	142,899

Net loss per share
Basic	$(0.55)	$(0.78)
Diluted	$(0.55)	$(0.78)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2018	2017
Effect of anti-dilutive stock-based awards	17,593	20,720
The Company’s Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4, Financing Arrangements, above. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. Based on the Company’s current and projected liquidity, the Company has the intent and ability to deliver cash up to the principal amount of the Notes subject to conversion. As such, no shares associated with the Note conversion were included in the Company’s weighted-average number of common shares outstanding for any periods presented. While the Company has the intent and ability to deliver cash up to

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

the principal amount, the maximum number of shares issuable upon conversion of the Notes is 20.6 million shares of Class A common stock. Additionally, the calculation of weighted-average shares outstanding as of March 31, 2018 excludes approximately 9.2 million shares effectively repurchased and held in treasury stock on the condensed consolidated balance sheet as a result of the Prepaid Forward transaction entered into in connection with the Note offering.
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

7. Income taxes
The Company’s income tax expense and the resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective period, including losses generated in countries where the Company is projecting annual losses for which deferred tax assets are not anticipated to be recognized. In the fourth quarter of 2016, the Company recorded a full valuation allowance against its net U.S. deferred tax assets, and for the foreseeable future anticipates providing a valuation allowance against any additional deferred tax assets until such time it is more likely than not the benefit of these deferred tax assets may be recognized.
The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate, adjusted for the effect of discrete items arising in that quarter. The Company also includes jurisdictions with a projected loss for the year (or year-to-date loss) where the Company cannot or does not expect to recognize a tax benefit from its estimated annual effective tax rate. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

	Three months ended March 31,
(dollars in thousands)	2018	2017
Income tax (benefit) expense	$(2,782)	$22,282
Effective tax rate	3.5%	(25.1)%
The Company recorded an income tax benefit of $2.8 million for the three months ended March 31, 2018 on a pre-tax net loss of $79.1 million, which resulted in an effective tax rate of 3.5%. The Company’s income tax benefit for the three months ended March 31, 2018 was composed of $0.4 million of tax expense incurred on pre-tax income in profitable foreign jurisdictions, and one-time items that included $10.9 million of tax benefit primarily relating to the conclusion of the IRS audit and the release of uncertain tax positions, $4.2 million of tax benefit relating to restructuring expenses, $1.1 million of net non-deductible equity tax expense, and $0.2 million tax expense relating to other items, offset by $10.6 million net decrease in the valuation allowance. For the three months ended March 31, 2017, the Company recorded an income tax provision of $22.3 million on a pre-tax net loss of $88.9 million, which resulted in a negative effective tax rate of 25.1%. The Company’s income tax provision for the three months ended March 31, 2017 was principally composed of tax expenses incurred on pre-tax income in profitable foreign jurisdictions. Due to certain tax structure changes effective January 1, 2018, including the planned liquidation of the Company’s subsidiary, Woodman Labs Cayman, Inc., the Company’s tax provision and resulting effective tax rate for interim periods in 2018 and future years is expected to be subject to less volatility and fluctuation quarter over quarter than in 2017. Further, for both 2018 and 2017, while the Company incurred pre-tax losses in the United States and certain lower-rate jurisdictions, the Company does not

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against its U.S. deferred tax assets.
During the quarter ended March 31, 2018, the Internal Revenue Service concluded its audit for the 2012 through 2015 tax years. The Closing Agreement was received on January 24, 2018 and the Company received an income tax refund of approximately $32.9 million, net of IRS adjustments, in February 2018. As a result, the Company recognized a reduction in gross unrecognized tax benefits of $26.0 million and an income tax benefit, net of valuation allowance, of approximately $2.6 million.
At March 31, 2018 and December 31, 2017, the Company’s gross unrecognized tax benefits were $33.0 million and $58.6 million, respectively. If recognized, $16.9 million of these unrecognized tax benefits (net of U.S. federal benefit) at March 31, 2018 would be recorded as a reduction of future income tax provision. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding tax positions based on the Company’s interpretation of certain U.S. trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods and tax positions on IP transfers. Although the completion, settlement and closure of any audits is uncertain, it is reasonably possible that the total amount of unrecognized tax benefits will not materially increase within the next 12 months. However, given the number of years remaining that are subject to examination, the range of the reasonably possible change cannot by estimated reliably.
U.S. Tax Reform. The Tax Cuts and Jobs Act (TCJA) of 2017, enacted on December 22, 2017, reduced the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. The TCJA also implemented a territorial tax system. Under the territorial tax system, in general, the Company’s foreign earnings would no longer be subject to tax in the U.S. As part of transitioning to the territorial tax system, the TCJA includes a mandatory deemed repatriation of all undistributed foreign earnings that are subject to a U.S. income tax. The Company estimates that the deemed repatriation will not result in any additional U.S. income tax. This estimate may be impacted by a number of additional considerations, including, but not limited to, the issuance of final regulations and the Company's ongoing analysis of the new law.

While the TJCA provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (GILTI) provisions and the base-erosion and anti-abuse tax (BEAT) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The BEAT provisions in the TCJA eliminates the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The BEAT or GILTI provisions did not result in significant additional U.S. tax beginning in 2018.

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

8. Related party transactions
The Company incurs costs for Company-related chartered aircraft fees for the use of the CEO’s private plane. The Company recorded a de minimis expense in the three months ended March 31, 2018 and zero expense in the three months ended March 31, 2017. As of March 31, 2018 and December 31, 2017, the Company had $0.3 million and zero accounts payable associated with these aircraft fees, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

9. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027. As of March 31, 2018, the Company’s total future minimum lease payments under non-cancelable operating leases were $122.6 million. There have been no material changes to the Company’s lease commitments since December 31, 2017. Rent expense was $3.4 million and $5.2 million for the three months ended March 31, 2018 and 2017, respectively.
Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of March 31, 2018, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $183.4 million. There have been no material changes to the Company’s other commitments since December 31, 2017.
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
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of March 31, 2018, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	March 31, 2018	December 31, 2017
Customer A	21%	16%
Customer B	31%	32%
Customer C	*	12%
Customer D	*	11%
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended March 31,
(in thousands)	2018	2017
Accounts receivable sold	$18,596	$37,388
Factoring fees	221	313

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended March 31,
	2018	2017
Customer A	14%	16%
Customer B	14%	*
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
Geographic information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Americas	$90,472	$95,707
Europe, Middle East and Africa (EMEA)	62,310	67,863
Asia and Pacific (APAC)	49,564	55,044
Total revenue	$202,346	$218,614
Revenue in the United States, which is included in the Americas geographic region, was $78.9 million and $86.8 million for the three months ended March 31, 2018 and 2017, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of March 31, 2018 and December 31, 2017, long-lived assets, which represent gross property and equipment, located outside the United States, primarily in Hong Kong and China, were $80.6 million and $79.7 million, respectively.

11. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Cost of revenue	$1,239	$393
Research and development	9,599	5,679
Sales and marketing	3,618	5,242
General and administrative	2,282	1,141
Total restructuring charges	$16,738	$12,455

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

First quarter 2018 restructuring
On January 2, 2018, the Company approved a restructuring plan to further reduce future operating expense and better align resources around its long-term business strategy. The restructuring provided for a reduction of the Company's global workforce of approximately 18%, the closure of the Company's aerial group and the consolidation of certain leased office facilities. Under the first quarter 2018 restructuring plan, the Company recorded restructuring charges of $14.2 million, including $11.9 million related to severance and $2.3 million related to other charges.
The following table provides a summary of the Company’s restructuring activities for the three months ended March 31, 2018 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2017	$—	$—	$—
Restructuring charges	11,895	2,271	14,166
Cash paid	(9,332)	(138)	(9,470)
Non-cash reductions	(226)	(793)	(1,019)
Restructuring liability as of March 31, 2018	$2,337	$1,340	$3,677
First quarter 2017 restructuring
On March 15, 2017, the Company approved a restructuring plan to reduce future operating expenses and further align resources around its long-term business strategy. The restructuring provided for a reduction of the Company’s global workforce by approximately 270 positions, and the consolidation of certain leased office facilities. Under the first quarter 2017 restructuring plan, the Company recorded restructuring charges of $19.1 million, including $10.3 million related to severance, and $8.8 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring plan were substantially completed by the fourth quarter of 2017. While the Company anticipates that any additional charges related to this restructuring will be immaterial, actual results may differ from current estimates as it relates to the consolidation of certain leased office facilities.
The following table provides a summary of the Company’s restructuring activities for the three months ended March 31, 2018 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2017	$—	$3,550	$3,550
Restructuring charges	—	2,139	2,139
Cash paid	—	(819)	(819)
Non-cash charges	—	262	262
Restructuring liability as of March 31, 2018	$—	$5,132	$5,132
Fourth quarter 2016 restructuring
On November 29, 2016, the Company approved a restructuring plan to reduce future operating expenses. The restructuring provided for a reduction of the Company’s global workforce of approximately 15%, the closure of the Company’s entertainment group to concentrate on its core business and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring plan, the Company recorded restructuring charges of $40.2 million, including $37.0 million related to severance, and $3.2 million related to accelerated depreciation and other charges. The actions associated with the fourth quarter 2016 restructuring plan were completed by March 31, 2017, with only small incremental charges recorded through March 31, 2018.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table provides a summary of the Company’s restructuring activities for the three months ended March 31, 2018 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2017	$400	$50	$450
Restructuring charges	434	—	434
Cash paid	(241)	—	(241)
Restructuring liability as of March 31, 2018	$593	$50	$643
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
This MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the first quarter of 2018 to 2017.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Overview of our contractual obligations, including expected payment schedule and indemnifications as of March 31, 2018.

•
Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Non-GAAP Financial Measures. A presentation of our results reconciling GAAP to non-GAAP adjusted measures.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q of GoPro, Inc. (GoPro or we or the Company). Our MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we may use such words as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “continue,” “intend,” “target,” “goal,” “plan,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. Forward-looking statements include new product offering plans and key hardware and software features, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expense and drive profitability, plans to settle note conversion in cash and projections of results of operations, and any discussion of the trends and other factors that drive our business and future results in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q including but not limited to Item 1A Risk Factors. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

Overview
GoPro, Inc. is enabling the way people capture and share their lives from a perspective only achieved with a GoPro. What began as an idea to help athletes document themselves engaged in sport, GoPro has become a mobile storytelling solution that helps the world share itself through immersive content.
Helping people capture, share experiences and manage content is at the core of our business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, enjoy and store engaging personal content. When consumers use our products and services, those products and services

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

enable compelling, authentic content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new cameras, offerings, accessories and software applications. We believe new camera features and related services drive a replacement cycle and attract new users. Our investments in mobile editing and sharing solutions, auto-upload capabilities, local language user-interfaces and voice recognition in multiple languages drive the expansion of our total addressable market.
In the first quarter of 2018, we began shipping our newest cloud connected entry-level camera, HERO, which features image stabilization, cloud connectivity, voice control and a touch display. We also launched an updated GoPro PLUS subscription service which includes our “You Break It, We Replace It” camera replacement program in the first quarter of 2018. Our flagship HERO6 Black camera, powered by GoPro’s custom designed GP1 processor, is the most powerful and performance featured GoPro camera to date. We offer many professional-grade features with our current good-better-best camera offering with HERO, HERO5 Black and HERO6 Black. Our cameras are compatible with our ecosystem of mountable and wearable accessories, and feature automatic uploading capabilities for photos and videos to GoPro Plus, our premium cloud-based solution that enables subscribers to easily access, edit, store and share their content. All of our cameras are also compatible with GoPro QuikStories, our mobile experience that seamlessly uploads a user’s GoPro photos and video clips to his or her smartphone and transforms them into a ready-to-share video. GoPro QuikStories makes it simple to automatically create shareable video edits complete with music, effects and transitions.
Our product offerings also include our waterproof 360-degree spherical camera, Fusion, and our drone and stabilization solution, Karma.
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

(units and dollars in thousands, except per share amounts)	Q1 2018	Q4 2017	Q1 2017	Q1 2018 vs. Q4 2017	Q1 2018 vs. Q1 2017
Revenue	$202,346	$334,796	$218,614	(40)%	(7)%
Camera units shipped (1)	758	1,361	738	(44)%	3%
Gross margin (2)	22.2%	23.8%	31.4%	(160) bps	(920) bps
Operating expenses	$119,655	$138,097	$156,781	(13)%	(24)%
Net loss	$(76,347)	$(55,848)	$(111,150)	37%	(31)%
Diluted net loss per share	$(0.55)	$(0.41)	$(0.78)	34%	(29)%
Cash provided by (used in) operations	$(97,112)	$56,990	$(137,938)	(270)%	(30)%

Other financial information:
Adjusted EBITDA (3)	$(34,537)	$(26,544)	$(45,669)	30%	(24)%
Non-GAAP net loss (4)	$(47,364)	$(41,319)	$(62,783)	15%	(25)%
Non-GAAP loss per share	$(0.34)	$(0.30)	$(0.44)	13%	(23)%
(1) Represents the number of camera units that are shipped during a reporting period, including camera units that are shipped with drones, net of any returns. Camera units shipped does not include drones sold without a camera, mounts or accessories.
(2) One basis point (bps) is equal to 1/100th of 1%.
(3) We define adjusted EBITDA as net loss adjusted to exclude the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, POP display amortization, stock-based compensation, impairment charges and restructuring costs.
(4) We define non-GAAP net loss as net loss adjusted to exclude stock-based compensation, acquisition-related costs, restructuring costs, non-cash interest expense and income tax adjustments. Acquisition-related costs include amortization and impairment write-downs of acquired intangible assets (if applicable) as well as third-party transaction costs for legal and other professional services.
Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented under Non-GAAP Financial Measures below.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

First quarter 2018 financial performance
In the first quarter of 2018, camera units shipped of 758,000 increased 2.8% compared to 738,000 in 2017. Revenue was $202.3 million, which was a decrease of 7.4% year-over-year. The decrease was primarily attributable to lower drone and accessory revenue as well as higher sales incentives recognized in the first quarter of 2018 compared to 2017. Gross margin in the first quarter of 2018 was 22.2%, down from 31.4% a year ago, which was primarily attributable to a change in product sales mix towards our lower margin entry-level HERO camera and Karma drone, as well as increased sales incentives. Our continued focus on cost management and the financial benefits recognized from our restructuring actions drove operating expenses down $37.1 million, or 23.7%, compared to the first quarter of 2017.
Net loss in the first quarter of 2018 was $76.3 million, or $0.55 per share, an improvement of $34.8 million, or 31.3%, when compared to 2017. For the first quarter of 2018, non-GAAP net loss was $47.4 million, or $0.34 per share, and adjusted EBITDA improved by $11.1 million to negative $34.5 million. Non-GAAP net loss excludes, where applicable, the effects of stock-based compensation, acquisition-related costs, restructuring costs, non-cash interest expense and the tax impact of these items. See Results of Operations and Non-GAAP Financial Measures below for additional information.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below.  While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred material operating losses in 2016, 2017 and in the first quarter of 2018. Our restructuring actions have significantly reduced our operating expenses in 2017 and the first quarter of 2018 resulting in a flatter, more efficient global organization that has allowed for improved communication and alignment amongst our functional teams. If we are unable to generate adequate revenue growth, and continue to manage our expenses, we may incur significant losses in the future and may not be able to achieve profitability. Refer to our Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, mobile applications and other new products and services. We plan to further build upon our integrated mobile and cloud-based storytelling solutions and subscription offerings in future periods. Our investments, including marketing and advertising expenses, may not successfully drive increased revenue and our users may not adopt our new offerings. If we fail to innovate and enhance our brand, our integrated storytelling solution and the value proposition of our subscriptions, our market position and revenue will be adversely affected. Further, we have incurred substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.
Growing our total addressable market globally. We continue to believe that international markets represent a significant growth opportunity for GoPro. Revenue from outside the United States comprised 61% of total revenue in the first quarter of 2018. While the total market for digital cameras has declined in recent periods, as smartphone and tablet camera quality has improved, we continue to believe our consumers’ differentiated use of GoPro cameras, our integrated storytelling solution and our brand helps insulate our business from many of the negative trends facing this category. However, we expect that the markets in which we conduct our business will remain highly competitive. We plan to increase our presence internationally through the active promotion of our brand, the creation and cultivation of regional strategic and marketing partnerships, the continued introduction of localized products in international markets with region specific marketing, and an investment focus on the biggest opportunities in both Europe and the Asia Pacific region.
Our growth also depends on expanding our total addressable market with our updated subscription service, Plus, as well as other services and capture perspectives, including spherical, which are all resource intensive initiatives

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

in highly competitive markets. If we are not successful in penetrating additional markets, we might not be able to grow revenue and we may not recognize benefits from our investment in new areas.
Marketing the improved GoPro experience to our extended community. We intend to continue investing resources in our marketing, advertising and brand management efforts. Historically, our growth has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. Our future growth depends on continuing to reach, expand and re-engage with this core demographic and grow it. In addition, we need to expand our user base to include a broader group of consumers. We believe that consumers in many markets are not familiar with our brand and products and believe there is an opportunity for GoPro to expand awareness through a range of advertising and promotional programs and campaigns, including social media. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended March 31,
(dollars in thousands)	2018		2017
Revenue	$202,346	100%	$218,614	100%
Cost of revenue	157,430	78	150,048	69
Gross profit	44,916	22	68,566	31
Operating expenses:
Research and development	50,979	25	66,166	30
Sales and marketing	49,170	24	67,856	31
General and administrative	19,506	10	22,759	11
Total operating expenses	119,655	59	156,781	72
Operating loss	(74,739)	(37)	(88,215)	(41)
Other income (expense):
Interest expense	(4,567)	(2)	(814)	—
Other income, net	177	—	161	—
Total other expense, net	(4,390)	(2)	(653)	—
Loss before income taxes	(79,129)	(39)	(88,868)	(41)
Income tax (benefit) expense	(2,782)	(1)	22,282	10
Net loss	$(76,347)	(38)%	$(111,150)	(51)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

	Three months ended March 31,
(camera units and dollars in thousands)	2018	2017	% Change
Camera units shipped	758	738	3%

Direct channel	$99,703	$114,765	(13)%
Percentage of revenue	49%	52%
Distribution channel	$102,643	$103,849	(1)%
Percentage of revenue	51%	48%
Total revenue	$202,346	$218,614	(7)%

Americas	$90,472	$95,707	(5)%
Percentage of revenue	45%	44%
Europe, Middle East and Africa (EMEA)	$62,310	$67,863	(8)%
Percentage of revenue	31%	31%
Asia and Pacific (APAC)	$49,564	$55,044	(10)%
Percentage of revenue	24%	25%
Total revenue	$202,346	$218,614	(7)%
While camera units shipped increased 2.8% year-over-year, revenue in the first quarter of 2018 decreased 7.4% when compared to 2017. The decrease in revenue was primarily attributable to a lower average selling price in 2018 associated with reduced Karma drone units shipped, shipments of our entry-level HERO camera and lower accessory revenue, as well as higher sales incentives when compared to 2017. Our average selling price in the first quarter of 2018 was also negatively impacted by the prior introduction of HERO6 Black at a sales price of $499 in the Fall of 2017, while maintaining the HERO5 Black camera sales price at $399, which negatively affected consumer demand for HERO5 Black. In the fourth quarter of 2017, we ultimately reduced the price of HERO5 Black to increase channel sell-through rates which had a cascading effect that resulted in price reductions for HERO5 Session in the fourth quarter of 2017, and ultimately HERO6 Black in the first quarter of 2018. Our average selling price is defined as total revenue divided by unit shipments.
Cost of revenue and gross margin

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
Cost of revenue	$153,154	$147,925	4%
Stock-based compensation	382	495	(23)%
Acquisition-related costs	2,655	1,235	115%
Restructuring costs	1,239	393	215%
Total cost of revenue	$157,430	$150,048	5%
Gross margin	22.2%	31.4%
Gross margin of 22.2% in the first quarter of 2018 decreased from 31.4% in 2017, or (920) bps, reflecting our product sales mix, which included an increase in our lower margin products, HERO and Karma drone, and higher sales incentives, (480) bps, sale of previously discontinued and written off cameras in the first quarter of 2017 (370) bps, and higher restructuring charges and acquisition related costs (120) bps. The decrease in gross margin was partially offset by operational improvements, 140 bps.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and development

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
Research and development	$36,375	$53,669	(32)%
Stock-based compensation	5,005	5,682	(12)%
Acquisition-related costs	—	1,136	(100)%
Restructuring costs	9,599	5,679	69%
Total research and development	$50,979	$66,166	(23)%
Percentage of revenue	25.2%	30.3%
The year-over-year decrease of $15.2 million, or 23%, in total research and development expenses in the first quarter of 2018, compared to 2017, reflected a $11.9 million decrease in cash-based personnel-related costs due to a 28% reduction in global research and development headcount from our restructuring actions. The decrease was also attributable to a $3.3 million decrease in depreciation and other supporting overhead expenses and a $1.7 million decrease in consulting and professional services costs. Charges to restructuring are excluded from the discussion above. See Restructuring costs below for additional information regarding restructuring charges recorded in 2018 and 2017.
Sales and marketing

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
Sales and marketing	$42,805	$59,923	(29)%
Stock-based compensation	2,747	2,691	2%
Restructuring costs	3,618	5,242	(31)%
Total sales and marketing	$49,170	$67,856	(28)%
Percentage of revenue	24.3%	31.0%
The year-over-year decrease of $18.7 million, or 28%, in total sales and marketing expenses in the first quarter of 2018, compared to 2017, was primarily attributable to a $9.2 million decrease in advertising and promotional activity and a $2.5 million decrease in consulting and outside professional service costs. Cash-based personnel-related costs decreased by $4.3 million in 2018, driven by a 17% reduction in global sales and marketing headcount. The favorable reduction in advertising and promotional expense in the first quarter of 2018 was primarily due to the deferral of marketing activities to future periods. For the full year 2018, we expect our sales and marketing activity and related costs to be higher than 2017. Charges to restructuring are excluded from the discussion above. See Restructuring costs below for additional information regarding restructuring charges recorded in 2018 and 2017.
General and administrative

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
General and administrative	$14,532	$17,384	(16)%
Stock-based compensation	2,689	4,257	(37)%
Acquisition-related costs	3	(23)	(113)%
Restructuring costs	2,282	1,141	100%
Total general and administrative expenses	$19,506	$22,759	(14)%
Percentage of revenue	9.6%	10.4%
The year-over-year decrease of $3.3 million, or 14%, in total general and administrative expenses in the first

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

quarter of 2018 compared to 2017 was primarily attributable to a $1.6 million decrease in stock-based compensation. Cash-based personnel-related costs decreased by $1.8 million year-over-year, driven by a 17% reduction in global general and administrative headcount. In 2018, the board of directors accepted Nicholas Woodman’s recommendation that his 2018 compensation be amended to $1 in salary and a cash bonus of zero. See Restructuring costs below for additional information regarding restructuring charges recorded in 2018 and 2017.
Restructuring costs
First quarter 2018 restructuring plan. On January 2, 2018, we approved a restructuring plan to further reduce future operating expenses and better align resources around our long-term business strategy. The restructuring provided for a reduction of our global workforce of approximately 18%, the closure of our aerial group and the consolidation of additional office facilities. Under the first quarter 2018 restructuring plan, we recorded restructuring charges of $14.2 million, including $11.9 million related to severance and $2.3 million related to accelerated depreciation and other charges.
First quarter 2017 restructuring plan. On March 15, 2017, we approved a restructuring plan that provided for a reduction of our global workforce by approximately 270 positions, and the consolidation of certain leased office facilities. Under the first quarter 2017 restructuring plan, we recorded restructuring charges of $19.1 million, including $10.3 million related to severance, and $8.8 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring plan were completed by the fourth quarter of 2017. While we anticipate that any additional charges related to this restructuring will be immaterial, actual results may differ from current estimates as it relates to the consolidation of certain leased office facilities.
Fourth quarter 2016 restructuring plan. On November 29, 2016, we approved a restructuring plan that provided for a reduction in our global workforce of approximately 15%, the closure of our entertainment group and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring plan, we recorded restructuring charges of $40.2 million, including $37.0 million related to severance, and $3.2 million related to accelerated depreciation and other charges. The actions associated with the fourth quarter 2016 restructuring plan were completed by March 31, 2017, with only small incremental charges recorded through March 31, 2018.
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
See Note 11 to the Notes to Condensed Consolidated Financial Statements above.
Other income (expense)

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
Interest expense	$(4,567)	$(814)	461%
Other income, net	177	161	10%
Total other expense, net	$(4,390)	$(653)	572%
Total other expense, net, increased by $3.7 million in the first quarter of 2018 compared to 2017, primarily attributable to interest expense and the accretion of debt premium to the face value on our Convertible Notes, which were issued in April 2017.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income taxes

	Three months ended March 31,
(dollars in thousands)	2018	2017	% Change
Income tax (benefit) expense	$(2,782)	$22,282	(112)%
Effective tax rate	3.5%	(25.1)%
We recorded an income tax benefit of $2.8 million for the three months ended March 31, 2018 on a pre-tax net loss of $79.1 million, which resulted in an effective tax rate of 3.5%. Our income tax benefit for the three months ended March 31, 2018 was composed of $0.4 million of tax expense incurred on pre-tax income in profitable foreign jurisdictions, and one-time items that included $10.9 million of tax benefit primarily relating to the conclusion of the IRS audit and the release of uncertain tax positions, $4.2 million of tax benefit relating to restructuring expenses, $1.1 million of net non-deductible equity tax expense, and $0.2 million tax expense relating to other items, offset by $10.6 million net decrease of valuation allowance. We recorded an income tax provision of $22.3 million for the first quarter of 2017 on a pre-tax net loss of $88.9 million, which resulted in a negative effective tax rate of 25.1%. Our income tax provision in the first quarter of 2017 was principally composed of tax expenses incurred on pre-tax income in profitable foreign jurisdictions. Due to certain tax structure changes effective January 1, 2018 including the planned liquidation of our subsidiary, Woodman Labs Cayman, Inc., our tax provision and resulting effective tax rate for interim periods in 2018 and future years is expected to be subject to less volatility and fluctuation quarter over quarter than in 2017. Further, while we incurred pre-tax losses in 2017 and 2018 in the United States and certain lower-rate jurisdictions, we do not expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against our U.S. deferred tax assets (see Note 7 to the Notes to Condensed Consolidated Financial Statements above).

During the quarter ended March 31, 2018, the Internal Revenue Service concluded its audit for the 2012 through 2015 tax years. The Closing Agreement was received on January 24, 2018 and we received an income tax refund of approximately $32.9 million, net of IRS adjustments, in February 2018. As a result, we recognized a reduction in gross unrecognized tax benefits of $26.0 million and an income tax benefit, net of valuation allowance, of approximately $2.6 million.

Future changes in our forecast annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.
Liquidity and Capital Resources
The following table presents selected financial information as of March 31, 2018 and 2017:

(dollars in thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$104,987	$202,504
Marketable securities	39,846	44,886
Total cash, cash equivalents and marketable securities	$144,833	$247,390
Percentage of total assets	22%	29%
Our primary source of cash is receipts from sales. Other sources of cash were employee participation in the employee stock purchase plan and the exercise of employee stock options. The primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including marketing and office rent, purchases of property and equipment, and other costs of revenue.
As of March 31, 2018, our cash, cash equivalents and marketable securities of $144.8 million were down $102.6 million, or 41.5%, compared to December 31, 2017. The decrease was primarily due to a net operating loss during the period, coupled with cash payments for accounts payable and other liabilities relating to inventory, and bonus and severance obligations. Partially offsetting this decrease were collections of accounts and tax

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

receivables, resulting in net cash used in operations of $97.1 million. As of March 31, 2018, $27.4 million of cash was held by our foreign subsidiaries.
Convertible Notes
In April 2017, we issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes in a private placement to purchasers for resale to qualified institutional buyers. The Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. The Notes are convertible into cash, shares of the Class A common stock, or a combination thereof, at our election, at an initial conversion rate of 94.0071 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. We pay interest on the Notes semi-annually in arrears on April 15 and October 15 of each year. Proceeds received from the issuance of the Notes were allocated between a liability component (long-term debt) and an equity component (additional paid-in capital). The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.
In connection with the Notes offering, we entered into a prepaid forward stock repurchase transaction agreement (Prepaid Forward) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $78.0 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of shares of our Class A common stock underlying the Prepaid Forward is approximately 9.2 million shares. The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the forward counterparty will deliver to us the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the condensed consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted earnings per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the forward counterparty delivers the shares underlying the Prepaid Forward to us. The net proceeds from the Convertible Senior Notes offering of approximately $91 million were used for general corporate purposes.
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

•
We expect to spend significantly less on capital expenditures in 2018 compared to 2017. Our actual future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the timing of new product introductions, market acceptance of our products and overall economic conditions, as set forth in our Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

•	In February 2018, we received an income tax refund of $32.9 million.

•
In March 2016, we entered into a credit agreement with a syndicate of banks that provided for a secured revolving credit facility under which we could borrow up to an aggregate of $250.0 million. Our credit facility terminates in March 2021. No borrowings have been made from the credit facility to date. (See Note 4 in the Notes to Condensed Consolidated Financial Statements for additional information.)

•
We have completed acquisitions in the past and we may evaluate additional possible acquisitions of, or strategic investments in, businesses, products and technologies that are complementary to our business, which may require the use of cash.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Three months ended
(in thousands)	March 31, 2018	March 31, 2017	% Change
Net cash provided by (used in):
Operating activities	$(97,112)	$(137,938)	(30)%
Investing activities	$(1,678)	$20,617	(108)%
Financing activities	$808	$(320)	(353)%
Cash flows from operating activities
Cash used in operating activities of $97.1 million was primarily attributable to price protection credits applied to customer receivables of $62.6 million, a decrease in accounts payable of $50.7 million, annual employee bonus payments of $12.6 million and restructuring payments of $9.3 million. Our uses of cash were partially offset by the receipt of an IRS receivable of $32.9 million and other changes in working capital.
Cash flows from investing activities
Our primary investing activities consist of purchases, maturities and sales of marketable securities, and purchases of property and equipment. Cash used in investing activities was $1.7 million in the first three months of 2018 resulting from the purchases of marketable securities of $14.9 million, and $6.8 million for net purchases of property and equipment, partially offset by maturities and sales of marketable securities of $20.0 million.
Cash flows from financing activities
Our primary financing activities consisted of the issuance of equity securities under our common stock plans. Cash provided by financing activities was $0.8 million in the first quarter of 2018 resulting from $3.2 million received from stock purchases made through our ESPP and employee stock option exercises, partially offset by $2.4 million in tax payments for net RSU settlements.
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
Indemnifications. We have entered into indemnification agreements with our directors and executives which require us to indemnify our directors and executives against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, we enter into agreements that contain a variety of representations and warranties and provide for general indemnification. It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited history with prior indemnification claims and the unique facts and circumstances involved in each particular agreement. To date, the payments we have made under these agreements have not had a material effect on our operating results, financial position or cash flows. However, we may record charges in the future as a result of these indemnification agreements.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates
Except for the accounting policies related to revenue recognition and intra-entity asset transfers that were updated as a result of adopting Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers and ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2017 Annual Report.
Non-GAAP Financial Measures
We report net income (loss) and diluted net income (loss) per share in accordance with U.S. generally accepted accounting principles (GAAP) and on a non-GAAP basis. Additionally, we report non-GAAP adjusted EBITDA. We use non-GAAP financial measures to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results. These non-GAAP financial measures should not be considered in isolation from, or as an alternative to, the measures prepared in accordance with GAAP, and are not based on any comprehensive set of accounting rules or principles. We believe that these non-GAAP measures, when read in conjunction with our GAAP financials, provide useful information to investors by facilitating:

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

•
adjusted EBITDA and non-GAAP net income (loss) exclude restructuring costs which primarily include severance-related costs, stock-based compensation expenses and facilities consolidation charges recorded in connection with restructuring actions announced in the first and fourth quarters of 2016, first quarter of 2017 and first quarter of 2018. These expenses were tied to unique circumstances related to organizational restructuring, do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of current operating performance or comparisons to the operating performance in other periods;

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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
non-GAAP net income (loss) excludes acquisition-related costs including the amortization of acquired intangible assets (primarily consisting of acquired technology), the impairment of acquired intangible assets (if applicable), as well as third-party transaction costs incurred for legal and other professional services. These costs are not factored into our evaluation of potential acquisitions, or of our performance after completion of the acquisitions, because these costs are not related to our core operating performance or reflective of ongoing operating results in the period, and the frequency and amount of such costs are inconsistent and vary significantly based on the timing and magnitude of our acquisition transactions and the maturities of the businesses being acquired;

•
non-GAAP net income (loss) excludes non-cash interest expense. In connection with the issuance of the Convertible Senior Notes in April 2017, we are required to recognize non-cash interest expense in accordance with the authoritative accounting guidance for convertible debt that may be settled in cash;

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

•	other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
The following tables present a reconciliation of net loss to adjusted EBITDA:

	Three months ended March 31,
(in thousands)	2018	2017
Net loss	$(76,347)	$(111,150)
Income tax (benefit) expense	(2,782)	22,282
Interest income, net	4,212	761
Depreciation and amortization	8,907	11,693
POP display amortization	3,912	5,165
Stock-based compensation	10,823	13,125
Restructuring costs	16,738	12,455
Adjusted EBITDA	$(34,537)	$(45,669)

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table present a reconciliation of net loss to non-GAAP net loss:

	Three months ended March 31,
(in thousands, except per share data)	2018	2017
Net loss	$(76,347)	$(111,150)
Stock-based compensation	10,823	13,125
Acquisition-related costs	2,658	2,348
Restructuring costs	16,738	12,455
Non-cash interest expense	1,934	—
Income tax adjustments	(3,170)	20,439
Non-GAAP net loss	$(47,364)	$(62,783)
Non-GAAP loss per share	$(0.34)	$(0.44)

GAAP shares for diluted net loss per share	137,857	142,899
Add: effect of potentially dilutive shares	—	—
Non-GAAP shares for diluted net loss per share	137,857	142,899

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The fair value of the Company’s Senior Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Notes will generally increase as the Company’s Class A common stock price increases and will generally decrease as the common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact the Company’s financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
There have been no other material changes to the Company’s market risk during the three months ended March 31, 2018. Refer to our market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our 2017 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2018. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Shareholder class action lawsuits
On January 25, 2016, a purported shareholder class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current and former directors and executive officers and underwriters of the Company’s IPO (“Defendants”). The complaint purported to bring suit on behalf of shareholders who purchased the Company’s stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with the Company’s IPO and alleged claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suit sought unspecified damages and other relief. A similar complaint was filed on May 13, 2016, and consolidated on June 7, 2016. Defendants filed a demurrer (motion to dismiss) to the consolidated action. On July 13, 2016, the court sustained the demurrer dismissing the complaint with leave to amend the complaint. The plaintiff filed an amended complaint on October 7, 2016. Defendants filed a demurrer to the amended complaint on October 28, 2016. On December 16, 2016, the court overruled the demurrer with respect to the Section 11 and 15 claims and sustained the demurrer in part and overruled the demurrer in part with respect to the Section 12(a)(2) claim. Defendants answered the amended complaint on January 3, 2017. On November 20, 2017, the parties reached an agreement in principle to settle the action. The court preliminarily approved the settlement on March 28, 2018 and a final settlement approval hearing is scheduled for July 27, 2018.
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
On November 8, 2017, a purported shareholder derivative lawsuit was filed in the U.S. District Court for the Northern District of California against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The action is based on allegations similar to those in the 2016 Shareholder Class Action and asserts causes of action against the individual defendants for breach of fiduciary duty for allegedly disseminating false and misleading information, breach of fiduciary duty for allegedly misappropriating information and for insider stock sales, unjust enrichment, violation of Section 25402 of the California Corporations Code, and for contribution and indemnification. On January 4, 2018, the court signed an order relating this case to the 2016 Shareholder Class Action. On January 22, 2018, defendants filed a motion to dismiss for lack of subject matter jurisdiction and improper forum. Before briefing on that motion was complete, the plaintiff voluntarily dismissed the action on February 22, 2018.
Beginning on January 9, 2018, the first of four purported shareholder class action lawsuits (the “2018 Shareholder Class Actions”) were filed in the U.S. District Court for the Northern District of California against the Company, Mr. Woodman, and Mr. McGee (“Defendants”). Similar complaints were filed on January 11, 2018 and January 24, 2018. Each of the complaints purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between November 2, 2017 and January 5, 2018 for the first complaint and between August 4, 2017 and January 5, 2018 for the remaining three complaints. Each of the complaints purports to allege that Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages, fees and costs.
On February 13, 2018 and February 27, 2018, two purported shareholder derivative lawsuits (the “Derivative Actions”) were filed in the U.S. District Court for the Northern District of California against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The Derivative Actions are based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Actions and assert causes of action against the individual defendants for breach of fiduciary duty, and for making false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. Plaintiffs seek corporate reforms, disgorgement of profits from stock sales, and fees and costs. On March 15, 2018, the court signed orders relating the Derivative Actions to the 2016 Shareholder Class Action. The court consolidated the Derivative Actions on April 6, 2018.
We are currently, and in the future, may continue to be subject to litigation, claims and assertions incidental to our business, including patent infringement litigation and product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. Due to inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters. We are unable at this time to determine whether the outcome of the litigation would have a material effect on our business, financial condition, results of operations or cash flows.
Item 1A. Risk Factors

The risks described in Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017, and as supplemented below, could materially and adversely affect our business, financial condition and results of operations. We do not believe any of the updates below constitute material changes from the risk factors previously disclosed in our 2017 Annual Report. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
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
In addition, we incurred substantial operating losses of $74.7 million and $88.2 million for the first quarters of 2018 and 2017, respectively. We also incurred a substantial operating loss of $163.5 million and $373.0 million for the full year 2017 and 2016, respectively, as compared to operating income of $54.7 million for the full year 2015. Lower levels of revenue or higher levels of operating expense in future periods may result in additional losses or limited profitability. In the first quarter of 2018, we implemented a company-wide restructuring of our business resulting in a reduction in our global workforce and the elimination of certain open positions, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on our core hardware camera and software business. We previously implemented company-wide restructurings of our business in the first and fourth quarters of 2016, the first quarter of 2017, and first quarter of 2018, exiting the aerial business in order to focus our resources on our hardware and software integrated storytelling solution, and the consolidation of certain leased office facilities. We may not realize the cost savings expected from these actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

Our future growth depends in part on further penetrating our total addressable market, and we may not be successful in doing so.
Our growth historically has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. We believe that our future growth depends on continuing to reach and expand our core community of users, followers and fans, and then utilizing that energized community as brand ambassadors to an extended community. We believe that in order to expand our market, we must provide both innovative and easy-to-use products, as well as intuitive and simple software tools that enable effortless sharing of content, with the smartphone central to the GoPro experience. We believe our subscription offerings will increase our total addressable market, but we cannot be certain that these efforts will be successful. We may not be able to expand our market through this strategy on a timely basis, or at all, and we may not be successful in providing tools that our users adopt or believe are easy to use.

In the first quarter of 2018, we began shipping our newest entry level cloud connected camera, HERO, which shares the same form factor as our HERO5 Black camera, including an LCD screen. Additionally, in the first quarter of 2018 we launched an updated GoPro PLUS subscription which now includes our “You Break It, We Replace It” camera replacement and released updated versions of our GoPro and Quik mobile applications. In the third quarter of 2017, we began shipping our flagship cloud connected camera, HERO6 Black, which is powered by GoPro’s custom designed GP1 processor. We plan to further build upon our integrated storytelling solution in future periods, and our investments in this solution, including marketing and advertising expenses, may not successfully drive increased sales of our products and our users may not adopt our new offerings. If we are not successful in broadening our user base with our integrated solution, our future revenue growth will be negatively affected and we may not recognize benefits from our investments in the various components of our storytelling solution and the marketing, sales and advertising costs to promote our solution.
Our growth also depends on expanding our market with new capture perspectives, including spherical, which is a resource-intensive initiative in a highly competitive market. While we are investing resources, including in software development, sales and marketing, to reach these expanded and new consumer markets, we cannot be assured that we will be successful in doing so. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas. For example, we made significant investments in the aerial market, but recently decided to close our aerial business in light of difficult market conditions and margin challenges. Moving forward, we expect to sell our remaining inventory of Karma drones, which may not be successful, depending on consumer demand for a product that is end of life.
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
For example, in Fall 2016, we experienced production issues that resulted in delayed unit shipments of our HERO5 Black camera in the third and fourth quarters of 2016. In addition, in November 2016, we announced the recall of all Karma drones after we discovered that some Karma units lost power during operation. As a result of these issues, our revenues and operating results for the second half of 2016 were negatively affected. The Karma drone was re-launched and available for sale domestically in February 2017 and distribution in international markets began a month later. Subsequently, in January 2018 we announced the closure of our aerial business and we expect to sell through our remaining inventory of Karma drones throughout 2018.
In addition, the introduction or announcement of new products or product enhancements may shorten the life cycle of our existing products or reduce demand for our current products, thereby offsetting any benefits of successful product introductions and potentially lead to challenges in managing inventory of existing products. For example, the introduction of the HERO6 Black camera at $499, while keeping the price point of the HERO5 Black camera at $399, negatively affected consumer demand for HERO5 Black, and we ultimately reduced the price of HERO5 Black to increase channel sell through rates. The HERO5 Black price adjustment had a cascading effect that resulted in price reductions for HERO5 Session and ultimately HERO6 Black cameras. Reduced product margins resulting from lower pricing may decrease the number of retailers willing to offer and promote our product lineup. Failure to manage and complete product transitions effectively or in a timely manner could harm our brand and lead to, among other things, lower revenue, excess prior generation product inventory, or a deficit of new product inventory and reduced profitability. For example, as a result of reducing the price of our HERO5 Black cameras in December 2017, we incurred price protection charges which resulted in a reduction in both our revenue and gross margins.
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
We expect to derive the substantial majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future. A decline in the price or unit demand for these products, whether due to macroeconomic conditions including variable tariff rates, competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our top-selling HERO6 Black, HERO5 Black and HERO cameras or our inability to increase sales of these products, could materially harm our business and operating results.
While we have developed and released products and services to add to our offerings, we may not be successful in achieving future revenue growth driven by newly released products and services. For example, concurrently with our HERO6 Black camera launch, we highlighted QuikStories, our integrated storytelling solution within the Quik app to make editing and sharing content from our HERO5 and HERO6 cameras easier for our users. If all the components of the storytelling solution do not work together seamlessly or our users do not adopt them, they may not drive camera sales and our operating results could be adversely affected. In addition, we recently announced our new spherical camera, Fusion, and continue to expend resources to develop a solution for editing and sharing software to deliver and experience spherical content. If the software does not function as expected or users do not adopt our solution, sales of our spherical camera may be negatively affected. We cannot be assured that our investments in the development of software-related products and services will result in either increased revenue or profit. Changes in product mix may harm our financial results. If there is a shift in consumer demand from our higher-priced to lower-priced cameras without a corresponding increase in units sold, our revenues and gross profit could decrease and losses could increase.
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
If we lose access to components from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability and labor and other ethical practices, and if we seek to source materials from new suppliers there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products. Our reliance on single source, or a small number of, suppliers involves a number of additional risks, including risks related to supplier capacity constraints, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the inability to execute on, a supplier roadmap for components and technologies; and natural disasters, fire, acts of terrorism or other catastrophic events.
In particular, for our camera designs we incorporate image processors, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate video compression and image processing semiconductors from Ambarella, Inc. in our HERO5 and HERO cameras and we incorporate the GP1 image signal processor from Socionext, Inc. in our HERO6 Black camera. We do not currently have alternative suppliers for several key components. In the event that any of our key suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications and other new products and services. Our research and development expense was $229.3 million, $358.9 million and $241.7 million for 2017, 2016 and 2015, respectively. We expect that our research and development expenses will continue to be substantial in 2018, but less than expense levels incurred in 2017 as a result of recent cost management measures and our exit from the aerial business. Our more limited research and development investment in 2018 may require us to forego investment in certain products or features which might have been successful had we invested in them, and we may not choose the right features, products, or services to update or enhance. Unanticipated problems in developing products could also divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. For example, in the fourth quarter of 2016, we diverted resources to investigate and resolve an issue related to our Karma drone after discovering that a few Karma units lost power during operation, an issue that was resolved and shipments of Karma resumed in February 2017.
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
The market for cameras is highly competitive. Further, competition has intensified as existing competitors have introduced new and more competitive offerings alongside their existing products, and as new market entrants have introduced new products into our markets. Increased competition and changing consumer preferences may result in pricing pressures, reduced profit margins and may impede our ability to continue to increase the sales of our products or cause us to lose market share, any of which could substantially harm our business and results of operations.
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
Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our GoPro and Quik mobile and desktop editing applications, GoPro mobile application and our GoPro Plus service may not be as compelling a solution as those offered by other companies, such as Apple, Inc. and Google, although the Quik mobile application supports content from other platforms including content from Apple and Google. Manufacturers of smartphones and tablets, such as Apple, Google, and Samsung may continue to design them for use in a range of conditions, including challenging physical environments, and waterproof capabilities, or develop products with features similar to ours. Additionally, we are exiting the drone business given the intensely competitive market and regulatory concerns. We competed against established and start-up drone manufacturers, such as DJI Technology Co., and Parrot SA, who currently have or are attempting to gain a substantial share in the global drone market, and may decide to add adjacent products to their product roadmap, such as cameras, which could add additional competitive threats to our core businesses. Although we made significant investments in the aerial market, we recently decided to exit our aerial products business in light of difficult market conditions, low margins and regulatory challenges. Moving forward, we expect to sell through our remaining inventory of Karma drones, which may not be successful, depending on consumer demand for a product that is end of life.
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
Since March 2016, we have implemented four global reductions-in-force and other restructuring actions to reduce our future operating expenses. Furthermore, in January 2018, we announced that our COO, Charles “CJ” Prober departed the Company, and our General Counsel, Sharon Zezima, resigned from the Company. Additionally, other senior leadership positions were impacted in the restructuring announced in January 2018. In March 2018, we announced that Eve Saltman was named Vice President, Corporate/Business Development, General Counsel, and Secretary of the Company. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions could have an adverse effect on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. If more of our key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer.
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
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2017, demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 28%, 46% and 27% of our 2017, 2016 and 2015 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, pricing pressures, supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly. In addition, we typically experience lower revenue in the first half of the year. For example, revenue of $515.1 million for the first half of 2017 decreased $266.1 million, or 34.1%, sequentially from $781.2 million in the last half of 2016. First half revenue comprised 44%, 34% and 48% of our annual 2017, 2016 and 2015 revenue, respectively.
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
To ensure adequate inventory supply and meet the demands of our retailers and distributors, we must forecast inventory needs and place orders with our contract manufacturers and component suppliers based on our estimates of future demand for particular products as well as accurately track the level of product inventory in the channel to ensure we are not in an over or under supply situation. To the extent we discontinue the manufacturing and sales of any products or services, we must manage the inventory liquidation, supplier commitments and customer expectations. For example, in the first quarter of 2018, we exited the aerial products business, but still have inventory of our Karma drone, which we plan to continue to sell and support for the life of that product line. Also, in the fourth quarter of 2015, the first quarter of 2016, and the fourth quarter of 2017, we recorded product charges of $57 million, $8 million, and $5 million, respectively, for excess purchase order commitments, excess inventory, and obsolete tooling, relating to the end-of-life of our former entry-level HERO product that was introduced in 2014, slower than anticipated overall demand, and for excess inventory relating to the end-of-life of our REMO accessory.
No assurance can be given that we will not incur additional charges in future periods related to our inventory management or that we will not underestimate or overestimate forecast sales in a future period. Our ability to accurately forecast demand for our products is affected by many factors, including product introductions by us and our competitors, channel inventory levels, unanticipated changes in general market demand, macroeconomic conditions or consumer confidence. If we do not accurately forecast customer demand for our products, we may in future periods be unable to meet consumer, retailer or distributor demand for our products, or may be required to incur higher costs to secure the necessary production capacity and components, and our business and operating results could be adversely affected.
If we fail to manage our operating expenses effectively, our financial performance may continue to suffer.
Our success will depend in part upon our ability to manage our operating expenses effectively. We incurred significant operating losses in 2017 and 2016 and, as of March 31, 2018, we had an accumulated deficit of $536.3 million. Beginning in March 2016 through the first quarter of 2018, we implemented global reductions-in-force and other restructuring actions to reduce our future operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions. Aggregate charges for employee terminations and the timing to recognize these charges and other costs associated with the restructuring, including the estimates of related cash expenditures made in connection with the restructuring, may exceed estimated and disclosed amounts and may not lead to improvements in results of operations at expected levels.
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
In the future, in response to unfavorable market conditions or consumer demand, we may again need to strategically realign our resources, adjust our product line and/or enact price reductions in order to stimulate demand, and implement additional restructurings and workforce reductions. For example, in the fourth quarter of 2017 and first quarter of 2018, we reduced the pricing on our entire camera product line to increase consumer demand, closed our aerial products business due to unfavorable market conditions, and implemented a workforce reduction. Any such actions may result in the recording of charges including inventory-related write-offs, or other restructuring costs. Additionally, our estimates with respect to the useful life or ultimate recoverability of our assets, including purchased intangible assets and tooling, could also change and result in impairment charges.
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
An economic downturn or economic uncertainty in our key U.S. and international markets, as well as fluctuations in currency exchange rates or the imposition of new trade restrictions may adversely affect consumer discretionary spending and demand for our products.
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
The United States and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. We are dependent on international trade agreements and regulations. If the United States were to withdraw from or materially modify certain international trade agreements, our business and operating results could be materially and adversely affected.
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
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could adversely affect our business and operating results.
Personal privacy, data protection and information security are significant issues in the United States and the other jurisdictions where we offer our products and services. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the U.S. Federal Trade Commission (FTC) and various state, local and foreign bodies and agencies.
The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, including in Australia, the European Union, India, Japan and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. Additionally, we expect that existing laws, regulations and standards may be interpreted in new manners in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the recently adopted General Data Protection Regulation, or GDPR, effective in May 2018, that will supersede current EU data protection legislation, impose more stringent EU data protection requirements, provide an enforcement authority, and impose large penalties for noncompliance. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our solutions. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations and other legal obligations. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business and operating results.
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

Additionally, our international distributors buy from us in U.S. dollars and generally sell to retailers in local currency so significant currency fluctuations could affect their profitability, and in turn, affect their ability to buy future products from us. For example, the Brexit referendum vote in the U.K. caused significant short term volatility in global stock markets as well as currency exchange rate fluctuations.
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
In the event that we receive shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards, and we are not able to obtain replacement products in a timely manner, we risk revenue losses from the inability to sell those products, increased administrative and shipping costs, and lower profitability. Additionally, if defects are not discovered until after consumers purchase our products, they could lose confidence in the technical attributes of our products and our business could be harmed. For example, in the first quarter of 2018, we decided to end of life our REMO accessory due to issues related to battery performance.

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
Additionally, in December 2017, the current U.S. administration signed an act referred to as the Tax Cuts and Jobs Act (TCJA), generally effective for taxable years beginning after December 31, 2017. The TCJA is complex and includes significant amendments to the Internal Revenue Code of 1986, as amended, including amendments that significantly change the taxation of offshore earnings and the deductibility of interest. The TCJA had a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. We are currently assessing the effect of the TCJA on our business and condensed consolidated financial statements. See Note 7 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion of the TCJA.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Other companies in our industry may apply these accounting principles differently than we do, which may affect the comparability of our financial statements. See Note 1 to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion on recent accounting standards.
If our estimates or judgments relating to our critical accounting policies and estimates prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017 in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation, stock-based compensation expense, warranty reserves, goodwill and acquired intangible assets, and accounting for income taxes including deferred tax assets and liabilities.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $4.58 to $93.85 per share through March 31, 2018. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a defendant in three shareholder class action lawsuits as well as two shareholder derivative lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Legal Proceedings.
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
In addition, we cannot predict whether our dual class structure, combined with the concentrated control by Mr. Woodman, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. In July 2017, FTSE Russell announced that it plans to require new constituents of its indexes to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indexes. Because of our dual class structure, we may be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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

•
so long as any shares of our Class B common stock are outstanding, special meetings of our stockholders may be called by the holders of 10% of the outstanding voting power of all then outstanding shares of stock, a majority of our board of directors, the chairman of our board of directors, our chief executive officer or our president;

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
Issuer purchases of equity securities. No shares of our Class A or Class B common stock were purchased during the first quarter of 2018.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
10.01*	Offer Letter to Sandor Barna from the Registrant, dated February 12, 2018.					X
10.02*	Offer Letter to Eve Saltman from the Registrant, dated March 7, 2018.					X
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

GoPro, Inc.
(Registrant)

Dated:	May 3, 2018	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	May 3, 2018	By: /s/ Brian McGee
Brian McGee Chief Financial Officer (Principal Financial Officer)