Form 10-Q
period 2018-06-30
GoPro, Inc.
filed 2018-08-03
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
(Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2018, 112,834,367 and 35,956,784 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$114,843	$202,504
Marketable securities	24,951	44,886
Accounts receivable, net	116,573	112,935
Inventory	86,095	150,551
Prepaid expenses and other current assets	37,657	62,811
Total current assets	380,119	573,687
Property and equipment, net	56,566	68,587
Intangible assets, net	18,511	24,499
Goodwill	146,459	146,459
Other long-term assets	23,900	37,014
Total assets	$625,555	$850,246

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$110,415	$138,257
Accrued liabilities	129,854	213,030
Deferred revenue	15,279	19,244
Total current liabilities	255,548	370,531
Long-term taxes payable	19,448	21,188
Long-term debt	134,416	130,048
Other long-term liabilities	28,428	29,774
Total liabilities	437,840	551,541

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 103,548 and 101,034 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 35,958 and 35,966 shares issued and outstanding, respectively	874,939	854,452
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(573,611)	(442,134)
Total stockholders’ equity	187,715	298,705
Total liabilities and stockholders’ equity	$625,555	$850,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$282,677	$296,526	$485,023	$515,140
Cost of revenue	199,308	190,894	356,738	340,942
Gross profit	83,369	105,632	128,285	174,198
Operating expenses:
Research and development	38,225	55,497	89,204	121,663
Sales and marketing	60,256	56,678	109,426	124,534
General and administrative	15,724	18,440	35,230	41,199
Total operating expenses	114,205	130,615	233,860	287,396
Operating loss	(30,836)	(24,983)	(105,575)	(113,198)
Other income (expense):
Interest expense	(4,621)	(3,784)	(9,188)	(4,598)
Other income, net	(1,106)	222	(929)	383
Total other expense, net	(5,727)	(3,562)	(10,117)	(4,215)
Loss before income taxes	(36,563)	(28,545)	(115,692)	(117,413)
Income tax (benefit) expense	706	1,991	(2,076)	24,273
Net loss	$(37,269)	$(30,536)	$(113,616)	$(141,686)

Net loss per share:
Basic	$(0.27)	$(0.22)	$(0.82)	$(1.02)
Diluted	$(0.27)	$(0.22)	$(0.82)	$(1.02)

Shares used to compute net loss per share:
Basic	139,166	136,288	138,515	139,575
Diluted	139,166	136,288	138,515	139,575
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2018	2017
Operating activities:
Net loss	$(113,616)	$(141,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,080	23,160
Stock-based compensation	20,834	24,360
Deferred income taxes	(625)	(1,894)
Non-cash restructuring charges	3,256	2,800
Non-cash interest expense	3,952	1,530
Other	(567)	3,763
Changes in operating assets and liabilities:
Accounts receivable, net	(3,936)	69,321
Inventory	64,456	40,484
Prepaid expenses and other assets	23,475	6,633
Accounts payable and other liabilities	(111,011)	(178,536)
Deferred revenue	(2,458)	699
Net cash used in operating activities	(98,160)	(149,366)

Investing activities:
Purchases of property and equipment, net	(6,878)	(10,112)
Purchases of marketable securities	(14,896)	—
Maturities of marketable securities	35,000	14,160
Sale of marketable securities	—	11,623
Net cash provided by investing activities	13,226	15,671

Financing activities:
Proceeds from issuance of common stock	3,425	6,629
Taxes paid related to net share settlement of equity awards	(3,752)	(8,210)
Proceeds from issuance of convertible senior notes	—	175,000
Prepayment of forward stock repurchase transaction	—	(78,000)
Payment of deferred acquisition-related consideration	(2,450)	(75)
Payment of debt issuance costs	—	(5,250)
Net cash provided by (used in) financing activities	(2,777)	90,094
Effect of exchange rate changes on cash and cash equivalents	50	1,242
Net decrease in cash and cash equivalents	(87,661)	(42,359)
Cash and cash equivalents at beginning of period	202,504	192,114
Cash and cash equivalents at end of period	$114,843	$149,755
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. and its subsidiaries (GoPro or the Company) is enabling the way people capture and share their lives from a perspective only achieved with a GoPro. What began as an idea to help athletes document themselves engaged in sport, GoPro has become a mobile storytelling solution that helps the world share itself through immersive content. To date, the Company’s cameras and mountable and wearable accessories have generated substantially all of its revenue. The Company sells its products globally through retailers, wholesale distributors and on its website. The Company’s global corporate headquarters are located in San Mateo, California.
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30. The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected for the full fiscal year or any other future period. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2017. Except for accounting policies related to revenue recognition and income tax impacts of intra-entity asset transfers that were updated as a result of adopting Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and ASU 2016-16, Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report.
Principles of consolidation. These condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support (PCS)), stock-based compensation, inventory valuation, product warranty liabilities, the valuation and useful lives of long-lived assets (property and equipment, intangible assets and goodwill) and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the condensed consolidated statements of comprehensive income (loss) have been omitted.
Accounts receivable and allowance for doubtful accounts. Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, age of the accounts receivable balances, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. The allowance for doubtful accounts as of June 30, 2018 and December 31, 2017 was $0.6 million and $0.8 million, respectively.
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
Revenue recognition. Revenue is primarily comprised of product revenue, net of returns and variable consideration, including sales incentives provided to customers. The Company derives substantially all of its revenue from the sale of cameras, drones, mounts and accessories and the related implied post contract support to customers. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. For most of the Company’s revenue, revenue is recognized at the time products are delivered and when collection is deemed probable. For customers who purchase products directly from the Company’s website, the Company retains a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. The Company provides sales commissions to internal and external sales representatives which are earned in the period in which revenue is recognized. As a result, the Company expenses such costs as incurred under ASU 2014-19.
The Company's standard terms and conditions of sale for non-web based sales do not allow for product returns other than under warranty. However, the Company grants limited rights of return to certain large retailers. The Company reduces revenue and cost of sales for the estimated returns based on analyses of historical return trends by customer class and other factors. An estimated refund liability along with a right to recover assets are recorded for future product returns. Return trends are influenced by product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality and other factors. Return rates may fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future product returns.
The Company’s camera and drone sales contain multiple performance obligations that generally include the following three separate obligations: a) a hardware component (camera or drone) and the embedded firmware essential to the functionality of the hardware component delivered at the time of sale, b) the implicit right to the Company's downloadable free apps and software solutions, and c) the implied right for the customer to receive support after the initial sale (post contract support or PCS). The Company’s PCS includes the right to receive on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates the transaction price to PCS based on a cost-plus method. The transaction price is allocated to the remaining performance obligations on a residual value method. The Company’s process to allocate the transaction price considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable, including: the level of support provided to customers, estimated costs to provide the Company’s support, the amount of time and cost that is allocated to the Company’s efforts to develop the undelivered elements and market trends in the pricing for similar offerings.
The transaction prices allocated to the delivered hardware, related embedded firmware and free software solutions are recognized as revenue at the time of sale provided the conditions for recognition of revenue have been met. The transaction price allocated to PCS is deferred and recognized as revenue on a straight-line basis over the estimated term of the support period, which is estimated to be 15 months based on historical experience. Deferred revenue as of June 30, 2018 and December 31, 2017 also included immaterial amounts related to the Company’s GoPro Care and GoPro Plus fee-based service offerings. The Company’s deferred revenue balance related to PCS was $13.8 million as of June 30, 2018 and the Company recognized $5.2 million and $10.7 million of related revenue during the three and six months ended June 30, 2018.
Sales incentives. The Company offers sales incentives through various programs, including cooperative advertising, price protection, marketing development funds and other incentives. Sales incentives are considered to be variable consideration, which the Company estimates and records as a reduction to revenue at the date of sale. The Company estimates sales incentives based on historical experience, product sell-through and other factors.
Sales taxes. Sales taxes collected from customers and remitted to respective governmental authorities are recorded as liabilities and are not included in revenue.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
Standards that were adopted
Income Taxes ASU No. 2016-16 (Topic 740)
This standard requires entities to recognize the income tax consequences of intra-entity asset transfers when they occur, which removes the exception to postpone recognition until the asset has been sold to an outside party.
January 1, 2018
Adoption of the standard resulted in the recognition of previously unrecognized deferred charges using a modified retrospective method. The Company recorded a reversal of $15.0 million of deferred charges, an increase to U.S. deferred tax assets of $1.2 million with a corresponding U.S. valuation allowance of $1.2 million. The net impact to equity was an increase in the accumulated deficit of approximately $15.0 million upon adoption.

Stock Compensation ASU No. 2017-09 (Topic 718)
This standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this standard, modification accounting is required only if the fair value, the vesting conditions or the classification of an award as equity or liability changes as a result of the change in terms or conditions.
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
January 1, 2018
Under the updated revenue standard, the recognition of product revenue at the time the product is delivered, and PCS revenue on a straight-line basis remains consistent with the Company’s previous revenue policy.

Sales incentives are considered variable consideration under the new standard and are accounted for as a reduction to the transaction price. This change resulted in a reduction of revenue being recorded earlier than under the previous guidance. As a result of the adoption of the new standard, the Company recorded a $2.9 million increase to its accumulated deficit on January 1, 2018, of which $4.9 million related to certain estimated sales incentives which would have been recognized at the time the product was shipped in the prior period. Additionally, for customers who purchased products directly from the Company’s website, the new standard provides for a policy election whereby the Company has recorded revenue when the related product was shipped. This change resulted in recognition of revenue earlier than under previous guidance. Upon adoption, the Company’s accumulated deficit decreased by $2.0 million related to revenue that would have been recognized in the prior period from the Company’s website sales that had shipped but had not been delivered as of December 31, 2017. In addition, the Company recorded a $1.0 million increase to deferred tax assets and a corresponding $1.0 million increase in valuation allowance. Additionally, under the new standard, the Company reclassed its refund liability from an offset to accounts receivable to an increase in accrued liabilities, which increased the Company’s days sales outstanding.

The Company adopted the standard using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Prior periods were not retrospectively adjusted. Refer below for the impact on each financial statement line item as of and for the three and six months ended June 30, 2018 due to the adoption of the standard.

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

As mentioned above, the adoption of ASU 2014-09 impacted the timing of revenue recognized related to certain sales incentives and sales from the Company’s website, which impacted the revenue and current deferred revenue financial statement line items. Additionally, under ASU 2014-09, the Company presents an estimated refund liability along with a right to recover asset for future product returns, which impacts the accounts receivable, net, inventory, net, prepaid expenses and other assets, and accrued liabilities financial statement line items resulting in an increase in the Company’s accounts receivable days sales outstanding (DSO) calculation. The above adjustments do not impact net cash used in operating activities, however, they do impact the changes in operating assets and liabilities for the related accounts within the disclosure of operating activities on the statement of cash flow. Refer to the tables below for the quantitative impact to the Company’s financial statements for the periods ended June 30, 2018 due to the adoption of ASU 2014-09 (ASC 606).

	Three months ended June 30, 2018			Six months ended June 30, 2018
(in thousands)	As Reported Under ASC 606	Effect of Change	Balance Under ASC 605	As Reported Under ASC 606	Effect of Change	Balance Under ASC 605
Revenue	$282,677	$(3,691)	$278,986	$485,023	$3,265	$488,288

	As of June 30, 2018
(in thousands)	As Reported Under ASC 606	Effect of Change	Balance Under ASC 605
Accounts receivable, net	$116,573	$(21,673)	$94,900
Inventory, net	86,095	9,903	95,998
Prepaid expenses and other current assets	37,657	(9,903)	27,754
Accrued liabilities	129,854	(21,673)	108,181
Current deferred revenue	15,279	1,122	16,401

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Standard	Description	Expected date of adoption	Effect on the condensed consolidated financial statements or other significant matters
Standards not yet adopted
Leases ASU No. 2016-02(Topic 842)
This standard requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. Lessees would recognize a right-to-use asset and lease liability for all leases with terms of more than 12 months. The new standard should be applied on a modified retrospective basis or cumulative effect transition method.
January 1, 2019
The Company is currently in the process of identifying the population of potential lease arrangements and evaluating these arrangements in the context of the new guidance. The Company expects that most of its operating lease commitments will result in the recognition of a right-of-use asset and lease liability, which will increase total assets and liabilities on the Company’s condensed consolidated financial statements.

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

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	June 30, 2018			December 31, 2017
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$38,289	$—	$38,289	$25,251	$—	$25,251
Commercial paper	—	—	—	14,981	—	14,981
Corporate debt securities	—	—	—	—	2,500	2,500
Agency securities	—	—	—	—	4,999	4,999
Total cash equivalents	$38,289	$—	$38,289	$40,232	$7,499	$47,731
Marketable securities:
U.S. treasury securities	$—	$—	$—	$—	$4,995	$4,995
Commercial paper	12,465	—	12,465	19,888	—	19,888
Corporate debt securities	—	12,486	12,486	—	20,003	20,003
Total marketable securities	$12,465	$12,486	$24,951	$19,888	$24,998	$44,886
(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. Cash balances were $76.6 million and $154.8 million as of June 30, 2018 and December 31, 2017, respectively.
There were no transfers of financial assets between levels for the periods presented.
Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

their fair value. The contractual maturities of available-for-sale marketable securities as of June 30, 2018 and December 31, 2017 were all less than one year in duration. At June 30, 2018 and December 31, 2017, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At June 30, 2018 and December 31, 2017, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (Notes) (see Note 4, Financing Arrangements). The estimated fair value of the Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the Notes, of $159.3 million, is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.

3. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	June 30, 2018	December 31, 2017
Components	$21,349	$18,995
Finished goods	64,746	131,556
Total inventory	$86,095	$150,551
Property and equipment, net

(in thousands)	June 30, 2018	December 31, 2017
Leasehold improvements	$66,847	$67,713
Production, engineering and other equipment	47,911	47,502
Tooling	25,059	24,871
Computers and software	20,822	20,636
Furniture and office equipment	15,132	14,895
Tradeshow equipment and other	7,319	7,237
Construction in progress	531	347
Gross property and equipment	183,621	183,201
Less: Accumulated depreciation and amortization	(127,055)	(114,614)
Property and equipment, net	$56,566	$68,587

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Intangible assets

	June 30, 2018
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$49,901	$(32,005)	$17,896
In-process research and development (IPR&D)	615	—	615
Total intangible assets	$50,516	$(32,005)	$18,511

	December 31, 2017
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$49,901	$(26,017)	$23,884
IPR&D	615	—	615
Total intangible assets	$50,516	$(26,017)	$24,499
For the three and six months ended June 30, 2018 and 2017, the Company did not record any impairment charges for in-process research and development (IPR&D) assets. As of June 30, 2018, technological feasibility has not been established for the remaining IPR&D assets, which have no alternative future use and as such, continue to be accounted for as indefinite-lived intangible assets.
Amortization expense was $3.3 million and $2.2 million for the three months ended June 30, 2018 and 2017, respectively, and $6.0 million and $4.5 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, expected amortization expense of intangible assets with definite lives for future periods is as follows:

(in thousands)	Total
Year ending December 31,
2018 (remaining 6 months)	$5,326
2019	7,458
2020	4,242
2021	870
2022	—
$17,896
Other long-term assets

(in thousands)	June 30, 2018	December 31, 2017
Point of purchase (POP) displays	$13,844	$16,451
Long-term deferred tax assets	1,239	825
Deposits and other	8,817	19,738
Other long-term assets	$23,900	$37,014

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Accrued liabilities

(in thousands)	June 30, 2018	December 31, 2017
Accrued payables (1)	$31,294	$44,582
Employee related liabilities (1)	14,186	24,945
Accrued sales incentives	34,398	89,549
Refund liability	21,673	—
Warranty liability	10,230	9,934
Customer deposits	2,622	8,700
Income taxes payable	188	1,247
Purchase order commitments	4,899	6,162
Inventory received	4,702	14,470
Other	5,662	13,441
Accrued liabilities	$129,854	$213,030

(1)	See Note 11 Restructuring charges, for amounts associated with restructuring liabilities.
Product warranty
The following table summarizes the warranty liability activity:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$9,407	$11,442	$10,373	$11,945
Charged to cost of revenue	7,108	3,181	13,108	7,407
Settlement of warranty claims	(5,823)	(4,649)	(12,789)	(9,378)
Ending balance	$10,692	$9,974	$10,692	$9,974

4. Financing Arrangements
Credit Facility
In March 2016, the Company entered into a Credit Agreement (Credit Agreement) with certain banks which provides for a secured revolving credit facility (Credit Facility) under which the Company may borrow up to an aggregate amount of $250.0 million. The Company and its lenders may increase the total commitments under the Credit Facility to up to an aggregate amount of $300.0 million, subject to certain conditions. The Credit Facility will terminate and any outstanding borrowings become due and payable in March 2021.
The amount that may be borrowed under the Credit Facility is determined at periodic intervals and is based upon the Company’s inventory and accounts receivable balances. Borrowed funds accrue interest, at the Company’s election, based on an annual rate of (a) London Interbank Offered Rate (LIBOR) or (b) the administrative agent’s base rate, plus an applicable margin of between 1.50% and 2.00% for LIBOR rate loans, and between 0.50% and 1.00% for base rate loans. The Company is required to pay a commitment fee on the unused portion of the Credit Facility of 0.25% or 0.375% per annum, based on the level of utilization of the Credit Facility. Amounts owed under the Credit Agreement and related credit documents are guaranteed by GoPro, Inc. and its material subsidiaries. GoPro, Inc. and its Cayman and Netherlands subsidiaries have also granted security interests in substantially all of their assets to collateralize this obligation.
The Credit Agreement contains customary covenants, such as financial statement reporting requirements and limiting the ability of the Company and its subsidiaries to pay dividends or incur debt, create liens and encumbrances, make investments, and redeem or repurchase stock. The Company is required to maintain a

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
At June 30, 2018 and December 31, 2017, the Company could borrow up to approximately $59.1 million and $118.0 million, respectively, under the Credit Facility, and was in compliance with all financial covenants contained in the Credit Agreement. The Company has made no borrowings from the Credit Facility to date.
Convertible Notes
In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 (Notes). The Notes are senior, unsecured obligations of GoPro and mature on April 15, 2022 (Maturity Date), unless earlier repurchased or converted into shares of Class A common stock under certain circumstances. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 94.0071 shares of Class A common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. Based on current and projected liquidity, the Company has the intent and ability to deliver cash up to the principal amount of the Notes then outstanding upon conversion. The Company pays interest on the Notes semi-annually in arrears on April 15 and October 15 of each year.
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
As of June 30, 2018, the outstanding principal on the Notes was $175.0 million, the unamortized debt discount was $37.4 million, the unamortized debt issuance cost was $3.2 million and the net carrying amount of the liability component was $134.4 million, which was recorded as long-term debt within the condensed consolidated balance sheet. For the three months ended June 30, 2018 and 2017, the Company recorded interest expense of $1.5 million and $1.2 million, respectively, for contractual coupon interest, $0.2 million for amortization of debt issuance costs, and $2.0 million and $1.5 million, respectively, for amortization of the debt discount. For the six months ended June 30, 2018 and 2017, the Company recorded interest expense of $3.1 million and $1.2 million, respectively, for contractual coupon interest, $0.4 million and $0.2 million, respectively, for amortization of debt issuance costs, and $4.0 million and $1.5 million, respectively, for amortization of the debt discount.
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

5. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within ten years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2014 Plan generally vest over three years based upon continued service and the Company achieving certain revenue targets, and are settled at vesting in shares of the Company’s Class A common stock. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six month offering period. For additional information regarding the Company’s equity incentive plans, refer to the audited financial statements contained in the 2017 Annual Report.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Stock options
A summary of the Company’s stock option activity for the six months ended June 30, 2018 is as follows:

	Shares (in thousands)	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	9,809	$11.16	6.00	$19,971
Granted	1,166	5.75
Exercised	(542)	0.75
Forfeited/Cancelled	(1,412)	14.79
Outstanding at June 30, 2018	9,021	$10.52	4.09	$14,367

Vested and expected to vest at June 30, 2018	9,011	$10.52	4.08	$14,367
Exercisable at June 30, 2018	7,287	$11.19	2.84	$13,558
The aggregate intrinsic value of the stock options outstanding as of June 30, 2018 represents the value of the Company’s closing stock price on June 30, 2018 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the six months ended June 30, 2018 is as follows:

	Shares (in thousands)	Weighted- average grant date fair value
Non-vested shares at December 31, 2017	9,483	$11.87
Granted	945	5.82
Vested	(1,996)	10.95
Forfeited	(2,527)	12.00
Non-vested shares at June 30, 2018	5,905	$11.16
In June 2014, the Company granted an award of 4.5 million RSUs covering shares of the Company’s Class B common stock to the Company’s CEO (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to both a market-based vesting condition and a three year service-based vesting condition. The market-based condition was achieved in January 2015. Stock-based compensation expense related to the CEO RSUs was zero and $0.1 million, respectively, for the three months ended June 30, 2018 and 2017, and zero and $0.6 million, respectively, for the six months ended June 30, 2018 and 2017, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Performance stock units
In May 2018, the Company granted PSUs to certain executives and employees. PSUs are subject to both a one year performance-based vesting condition and a three year service-based vesting condition. The performance-based condition is related to the Company achieving certain revenue targets.
A summary of the Company’s PSU activity for the six months ended June 30, 2018 is as follows:

	Shares (in thousands)	Weighted- average grant date fair value
Non-vested shares at December 31, 2017	—	$—
Granted	265	5.74
Vested	—	—
Forfeited	—	—
Non-vested shares at June 30, 2018	265	$5.74
Employee stock purchase plan. For the six months ended June 30, 2018 and 2017, the Company issued 632,046 and 625,811 shares under its ESPP, respectively, at weighted average prices of $4.78 and $8.02, respectively.
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options granted and ESPP issuance is estimated using the Black-Scholes option pricing model. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. The Company accounts for forfeitures of stock-based payment awards in the period they occur. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its 2017 Annual Report.
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$490	$415	$872	$910
Research and development	4,960	5,390	9,965	11,072
Sales and marketing	2,313	1,995	5,060	4,686
General and administrative	2,248	3,435	4,937	7,692
Total stock-based compensation expense	$10,011	$11,235	$20,834	$24,360
The income tax benefit related to stock-based compensation expense was zero for the three and six months ended June 30, 2018 and 2017 due to a full valuation allowance on the Company’s U.S. net deferred tax assets (see Note 7 Income taxes, below).
At June 30, 2018, total unearned stock-based compensation of $56.7 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted average period of 1.9 years.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

6. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net loss	$(37,269)	$(30,536)	$(113,616)	$(141,686)

Denominator:
Weighted-average common shares—basic for Class A and Class B common stock	139,166	136,288	138,515	139,575
Effect of dilutive stock-based awards	—	—	—	—
Weighted-average common shares—diluted for Class A and Class B common stock	139,166	136,288	138,515	139,575

Net loss per share
Basic	$(0.27)	$(0.22)	$(0.82)	$(1.02)
Diluted	$(0.27)	$(0.22)	$(0.82)	$(1.02)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Effect of anti-dilutive stock-based awards	15,233	19,474	16,411	20,235
The Company’s Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4, Financing Arrangements, above. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. Based on the Company’s current and projected liquidity, the Company has the intent and ability to deliver cash up to the principal amount of the Notes subject to conversion. As such, no shares associated with the Note conversion were included in the Company’s weighted-average number of common shares outstanding for any periods presented. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the Notes is 20.6 million shares of Class A common stock. Additionally, the calculation of weighted-average shares outstanding for the three months ended June 30, 2018 and 2017 excludes approximately 9.2 million shares and 8.1 million shares, respectively, and for the six months ended June 30, 2018 and 2017, excludes approximately 9.2 million shares and 4.1 million shares, respectively, effectively repurchased and held in treasury stock on the condensed consolidated balance sheet as a result of the Prepaid Forward transaction entered into in connection with the Note offering.
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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Income tax (benefit) expense	$706	$1,991	$(2,076)	$24,273
Effective tax rate	(1.9)%	(7.0)%	1.8%	(20.7)%
The Company recorded an income tax expense of $0.7 million for the three months ended June 30, 2018 on a pre-tax net loss of $36.6 million, which resulted in a negative effective tax rate of 1.9%. The Company’s income tax expense for the three months ended June 30, 2018 was composed of $0.5 million of tax expense incurred on pre-tax income in profitable foreign jurisdictions, and $1.5 million of net non-deductible equity tax expense, partially offset by a $1.3 million net decrease in the valuation allowance. The Company recorded an income tax benefit of $2.1 million for the six months ended June 30, 2018 on a pre-tax net loss of $115.7 million, which resulted in an effective tax rate of 1.8%. The Company’s income tax benefit for the six months ended June 30, 2018 was composed of $0.9 million of tax expenses incurred on pre-tax income in profitable foreign jurisdictions, one-time items that included $10.9 million of tax benefit primarily relating to the conclusion of the IRS audit and the release of uncertain tax positions, $4.4 million of tax benefit relating to restructuring expenses, $2.6 million of net non-deductible equity tax expense, and $0.3 million tax expense relating to other items, partially offset by $9.4 million net increase in the valuation allowance.
For the three months ended June 30, 2017, the Company recorded an income tax provision of $2.0 million on a pre-tax net loss of $28.5 million, which resulted in a negative effective tax rate of 7.0%. The Company recorded an income tax provision of $24.3 million for the six months ended June 30, 2017 on a pre-tax net loss of $117.4 million, which resulted in a negative effective tax rate of 20.7%. The Company’s income tax provision for the three and six months ended June 30, 2017 were principally composed of tax expenses incurred on pre-tax income in profitable foreign jurisdictions. Due to certain tax structure changes effective January 1, 2018, including the planned liquidation of the Company’s subsidiary, Woodman Labs Cayman, Inc., the Company’s tax provision and resulting effective tax rate for interim periods in 2018 and future years is expected to be subject to less volatility and fluctuation quarter over quarter than in 2017. Further, for both 2018 and 2017, while the Company incurred pre-tax losses in the United States and certain lower-rate jurisdictions, the Company does not expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against its U.S. deferred tax assets.
During the six months ended June 30, 2018, the Internal Revenue Service concluded its audit for the 2012 through 2015 tax years. The Closing Agreement was received on January 24, 2018 and the Company received an income tax refund of approximately $32.9 million, net of IRS adjustments, in February 2018. As a result, the Company recognized a reduction in gross unrecognized tax benefits of $26.0 million and an income tax benefit, net of valuation allowance, of approximately $2.6 million.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

At June 30, 2018 and December 31, 2017, the Company’s gross unrecognized tax benefits were $33.7 million and $58.6 million, respectively. If recognized, $16.9 million of these unrecognized tax benefits (net of U.S. federal benefit) at June 30, 2018 would be recorded as a reduction of future income tax provision. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding tax positions based on the Company’s interpretation of certain U.S. trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods and tax positions on IP transfers. Although the completion, settlement and closure of any audits is uncertain, it is reasonably possible that the total amount of unrecognized tax benefits will not materially increase within the next 12 months. However, given the number of years remaining that are subject to examination, the range of the reasonably possible change cannot be estimated reliably.
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

While the TJCA provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (GILTI) provisions and the base-erosion and anti-abuse tax (BEAT) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The BEAT provisions in the TCJA eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The BEAT or GILTI provisions did not result in significant additional U.S. tax beginning in 2018.

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
8. Related party transactions
The Company incurs costs for Company-related chartered aircraft fees for the use of the CEO’s private plane. The Company recorded a $0.2 million expense in the three and six months ended June 30, 2018 and zero expense in the three and six months ended June 30, 2017. As of June 30, 2018 and December 31, 2017, the Company had $0.1 million and zero accounts payable associated with these aircraft fees, respectively.
9. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027. As of June 30, 2018, the Company’s total future minimum lease payments under non-cancelable operating leases were $116.3 million. There have been no material changes to the Company’s lease commitments since December 31, 2017. Rent expense was $3.3 million and $4.8 million for the three months ended June 30, 2018 and 2017, respectively, and $6.7 million and $10.0 million for the six months ended June 30, 2018 and 2017, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of June 30, 2018, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $182.4 million. There have been no material changes to the Company’s other commitments since December 31, 2017.
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
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of June 30, 2018, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	June 30, 2018	December 31, 2017
Customer A	18%	16%
Customer B	20%	32%
Customer C	*	12%
Customer D	*	11%
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Accounts receivable sold	$33,858	$41,574	$52,454	$78,962
Factoring fees	434	368	655	680
Customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Customer A	16%	17%	15%	16%
Customer B	*	12%	11%	*
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
Geographic information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2018	2017	2018	2017
Americas	$131,580	$157,027	$222,052	$252,734
Europe, Middle East and Africa (EMEA)	90,841	80,214	153,151	148,077
Asia and Pacific (APAC)	60,256	59,285	109,820	114,329
Total revenue	$282,677	$296,526	$485,023	$515,140
Revenue in the United States, which is included in the Americas geographic region, was $113.6 million and $140.6 million for the three months ended June 30, 2018 and 2017, respectively, and $192.5 million and $227.4 million for the six months ended June 30, 2018 and 2017, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of June 30, 2018 and December 31, 2017, long-lived assets, which represent gross property and equipment, located outside the United States, primarily in Hong Kong and China, were $80.5 million and $79.7 million, respectively.
11. Restructuring charges
Restructuring charges for each period were as follows:

	Six months ended June 30,
(in thousands)	2018	2017
Cost of revenue	$1,242	$418
Research and development	9,744	7,381
Sales and marketing	3,847	5,603
General and administrative	2,677	1,409
Total restructuring charges	$17,510	$14,811

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

First quarter 2018 restructuring
On January 2, 2018, the Company approved a restructuring plan to further reduce future operating expense and better align resources around its long-term business strategy. The restructuring provided for a reduction of the Company's global workforce of approximately 18%, the closure of the Company's aerial group and the consolidation of certain leased office facilities. Under the first quarter 2018 restructuring plan, the Company recorded restructuring charges of $15.2 million, including $12.2 million related to severance and $3.0 million related to other charges.
The following table provides a summary of the Company’s restructuring activities for the six months ended June 30, 2018 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2017	$—	$—	$—
Restructuring charges	12,243	2,983	15,226
Cash paid	(11,470)	(835)	(12,305)
Non-cash reductions	(485)	(1,136)	(1,621)
Restructuring liability as of June 30, 2018	$288	$1,012	$1,300
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
The following table provides a summary of the Company’s restructuring activities for the six months ended June 30, 2018 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2017	$—	$3,550	$3,550
Restructuring charges	—	2,139	2,139
Cash paid	—	(1,638)	(1,638)
Non-cash charges	—	324	324
Restructuring liability as of June 30, 2018	$—	$4,375	$4,375
Fourth quarter 2016 restructuring
On November 29, 2016, the Company approved a restructuring plan to reduce future operating expenses. The restructuring provided for a reduction of the Company’s global workforce of approximately 15%, the closure of the Company’s entertainment group to concentrate on its core business and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring plan, the Company recorded restructuring charges of $39.9 million, including $36.7 million related to severance, and $3.2 million related to accelerated depreciation and other charges. The actions associated with the fourth quarter 2016 restructuring plan were completed by March 31, 2017, with only small incremental charges recorded through June 30, 2018.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table provides a summary of the Company’s restructuring activities for the six months ended June 30, 2018 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2017	$400	$50	$450
Restructuring charges	147	—	147
Cash paid	(244)	—	(244)
Restructuring liability as of June 30, 2018	$303	$50	$353
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
This MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the second quarter and first six months of 2018 to 2017.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Overview of our contractual obligations, including expected payment schedule and indemnifications as of June 30, 2018.

•
Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Non-GAAP Financial Measures. A presentation of our results reconciling GAAP to non-GAAP adjusted measures.
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q of GoPro, Inc. and its subsidiaries (GoPro or we or the Company). Our MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we may use such words as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “continue,” “intend,” “target,” “goal,” “plan,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. Forward-looking statements include new product offering plans and key hardware and software features, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expense and drive profitability, plans to settle note conversion in cash and projections of results of operations, and any discussion of the trends and other factors that drive our business and future results in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q including but not limited to Item 1A Risk Factors. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.
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
In the first quarter of 2018, we began shipping our newest cloud connected entry-level camera, HERO, which features image stabilization, cloud connectivity, voice control and a touch display. We also launched an updated GoPro PLUS subscription service in the United States which includes our “You Break It, We Replace It” camera replacement program. Our flagship HERO6 Black camera, powered by GoPro’s custom designed GP1 processor, is the most powerful and performance featured GoPro camera to date. We offer many professional-grade features with our current good-better-best camera offering with HERO, HERO5 Black and HERO6 Black. Our cameras are compatible with our ecosystem of mountable and wearable accessories, and feature automatic uploading capabilities for photos and videos to GoPro Plus, our premium cloud-based solution that enables subscribers to easily access, edit, store and share their content. All of our cameras are also compatible with GoPro QuikStories, our mobile experience that seamlessly uploads a user’s GoPro photos and video clips to his or her smartphone and transforms them into a ready-to-share video. GoPro QuikStories makes it simple to automatically create shareable video edits complete with music, effects and transitions.
Our product offerings also include our waterproof 360-degree spherical camera, Fusion, and our drone and stabilization solution, Karma.
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

				% Change
(units and dollars in thousands, except per share amounts)	Q2 2018	Q1 2018	Q2 2017	Q2 2018 vs. Q1 2018	Q2 2018 vs. Q2 2017
Revenue	$282,677	$202,346	$296,526	40%	(5)%
Camera units shipped (1)	1,071	758	1,061	41%	1%
Gross margin (2)	29.5%	22.2%	35.6%	730 bps	(610) bps
Operating expenses	$114,205	$119,655	$130,615	(5)%	(13)%
Net loss	$(37,269)	$(76,347)	$(30,536)	(51)%	22%
Diluted net loss per share	$(0.27)	$(0.55)	$(0.22)	(51)%	23%
Cash used in operations	$(1,048)	$(97,112)	$(11,428)	(99)%	(91)%

Other financial information:
Adjusted EBITDA (3)	$(8,697)	$(34,537)	$5,120	(75)%	(270)%
Non-GAAP net loss (4)	$(20,843)	$(47,364)	$(12,914)	(56)%	61%
Non-GAAP loss per share	$(0.15)	$(0.34)	$(0.09)	(56)%	67%
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second quarter 2018 financial performance
Revenue for the second quarter of 2018 was $282.7 million, a 5% decrease year-over-year from $296.5 million in the same period of 2017 primarily attributable to a decrease in drone and accessories revenue. Camera units shipped in the second quarter of 2018 of 1.07 million units was slightly up compared to 1.06 million units in the same period of 2017. Gross margin in the second quarter of 2018 was 29.5%, down from 35.6% a year ago, primarily attributable to an increase in sales of low margin cameras at $299 and below price points as compared to 2017. Our second quarter operating expenses of $114.2 million decreased 13% year-over-year, despite the doubling of our advertising expenses to $21.7 million, resulting from our continued focus on cost management and the financial benefits recognized from our restructuring actions.
Net loss in the second quarter of 2018 was $37.3 million, or $0.27 per share, an increase of $6.7 million, or 22.0%, when compared to 2017. For the second quarter of 2018, non-GAAP net loss was $20.8 million, or $0.15 per share, and adjusted EBITDA decreased to negative $8.7 million. Non-GAAP net loss excludes, where applicable, the effects of stock-based compensation, acquisition-related costs, restructuring costs, non-cash interest expense and the tax impact of these items. See Results of Operations and Non-GAAP Financial Measures below for additional information.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below.  While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred material operating losses in 2016, 2017 and in the first half of 2018. Our restructuring actions have significantly reduced our operating expenses in 2017 and the first half of 2018 resulting in a flatter, more efficient global organization that has allowed for improved communication and alignment among our functional teams. If we are unable to generate adequate revenue growth, and continue to manage our expenses, we may incur significant losses in the future and may not be able to achieve profitability. Refer to our Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, mobile applications and other new products and services. We plan to further build upon our integrated mobile and cloud-based storytelling solutions and subscription offerings in future periods. Our investments, including marketing and advertising expenses, may not successfully drive increased revenue and our users may not adopt our new offerings. If we fail to innovate and enhance our brand, our products, our integrated storytelling solution and the value proposition of our subscriptions, our market position and revenue will be adversely affected. Further, we have incurred substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.
Growing our total addressable market globally. We continue to believe that international markets represent a significant growth opportunity for GoPro. Revenue from outside the United States comprised 60% of total revenue in the first half of 2018. While the total market for digital cameras has declined in recent periods, as smartphone and tablet camera quality has improved, we continue to believe our consumers’ differentiated use of GoPro cameras, our integrated storytelling solution and our brand helps insulate our business from many of the negative trends facing this category. However, we expect that the markets in which we conduct our business will remain highly competitive. We plan to increase our presence internationally through the active promotion of our brand, the creation and cultivation of regional strategic and marketing partnerships, the continued introduction of localized products in international markets with region specific marketing, and an investment focus on the biggest opportunities in both Europe and the Asia Pacific region.
Our growth also depends on expanding our total addressable market with our updated subscription service, Plus, as well as other services and capture solutions, including spherical, which are all resource intensive initiatives in

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

highly competitive markets. If we are not successful in penetrating additional markets, we might not be able to grow revenue and we may not recognize benefits from our investment in new areas.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2018		2017		2018		2017
Revenue	$282,677	100%	$296,526	100%	$485,023	100%	$515,140	100%
Cost of revenue	199,308	71	190,894	64	356,738	74	340,942	66
Gross profit	83,369	29	105,632	36	128,285	26	174,198	34
Operating expenses:
Research and development	38,225	14	55,497	19	89,204	18	121,663	24
Sales and marketing	60,256	21	56,678	19	109,426	23	124,534	24
General and administrative	15,724	5	18,440	6	35,230	7	41,199	8
Total operating expenses	114,205	40	130,615	44	233,860	48	287,396	56
Operating loss	(30,836)	(11)	(24,983)	(8)	(105,575)	(22)	(113,198)	(22)
Other income (expense):
Interest expense	(4,621)	(2)	(3,784)	(1)	(9,188)	(2)	(4,598)	(1)
Other income, net	(1,106)	—	222	—	(929)	—	383	—
Total other expense, net	(5,727)	(2)	(3,562)	(1)	(10,117)	(2)	(4,215)	(1)
Loss before income taxes	(36,563)	(13)	(28,545)	(9)	(115,692)	(24)	(117,413)	(23)
Income tax (benefit) expense	706	—	1,991	1	(2,076)	—	24,273	5
Net loss	$(37,269)	(13)%	$(30,536)	(10)%	$(113,616)	(24)%	$(141,686)	(28)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

	Three months ended June 30,			Six months ended June 30,
(camera units and dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Camera units shipped	1,071	1,061	1%	1,829	1,799	2%

Direct channel	$145,323	$169,672	(14)%	$245,026	$284,437	(14)%
Percentage of revenue	51%	57%		51%	55%
Distribution channel	$137,354	$126,854	8%	$239,997	$230,703	4%
Percentage of revenue	49%	43%		49%	45%
Total revenue	$282,677	$296,526	(5)%	$485,023	$515,140	(6)%

Americas	$131,580	$157,027	(16)%	$222,052	$252,734	(12)%
Percentage of revenue	47%	53%		46%	49%
Europe, Middle East and Africa (EMEA)	$90,841	$80,214	13%	$153,151	$148,077	3%
Percentage of revenue	32%	27%		31%	29%
Asia and Pacific (APAC)	$60,256	$59,285	2%	$109,820	$114,329	(4)%
Percentage of revenue	21%	20%		23%	22%
Total revenue	$282,677	$296,526	(5)%	$485,023	$515,140	(6)%
Our camera units shipped during the second quarter of 2018 was slightly up at 1.07 million units compared to 1.06 million units in the same period in 2017. However, the year-over-year decrease in revenue for the second quarter of 2018 was primarily attributable to lower drone and accessories revenue and the result of a higher product sales mix of lower price point cameras, compared to the same period in 2017. Drone shipments, which have a higher average selling price compared to our standalone camera offerings, have decreased as we have continued to sell through our remaining Karma drone inventory following the announcement of our exit of the aerial business in the first quarter of 2018. Our average selling price decreased 6% year-over-year primarily due to the decrease in Karma drone shipments and a shift in camera mix to lower priced cameras.
The year-over-year decrease in revenue for the first half of 2018 was primarily attributable to lower accessories and drone revenue, and higher sales incentives when compared to the same period in 2017.
Cost of revenue and gross margin

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Cost of revenue	$195,481	$189,259	3%	$348,635	$337,184	3%
Stock-based compensation	490	415	18%	872	910	(4)%
Acquisition-related costs	3,334	1,195	179%	5,989	2,430	146%
Restructuring costs	3	25	(88)%	1,242	418	197%
Total cost of revenue	$199,308	$190,894	4%	$356,738	$340,942	5%
Gross margin	29.5%	35.6%		26.4%	33.8%
Gross margin of 29.5% in the second quarter of 2018 decreased from 35.6% in 2017, or (610) bps, reflecting an increase in camera units shipped with price points lower than $399, which carry lower margins, (480) bps, and an increase in operational expenses, (70) bps.
Gross margin of 26.4% in the first half of 2018 decreased from 33.8% in the first half of 2017, or (740) bps, reflecting our product sales mix, which included a higher proportion of lower priced, lower margin cameras when

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

compared to 2017, (480) bps, an increase in operational expenses, (230) bps, partially offset by the sale of previously written off cameras in the first half of 2017, 110 bps.
Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Research and development	$33,120	$47,459	(30)%	$69,495	$101,128	(31)%
Stock-based compensation	4,960	5,390	(8)%	9,965	11,072	(10)%
Acquisition-related costs	—	946	(100)%	—	2,082	(100)%
Restructuring costs	145	1,702	(91)%	9,744	7,381	32%
Total research and development	$38,225	$55,497	(31)%	$89,204	$121,663	(27)%
Percentage of revenue	13.5%	18.7%		18.4%	23.6%
Year-over-year total research and development expense decreased $17.3 million, or 31%, and $32.5 million, or 27%, in the second quarter and first half of 2018, respectively, compared to the same periods in 2017. The fluctuations in the second quarter and first half of 2018 reflect an $8.1 million and $20.1 million decrease, respectively, in cash-based personnel-related costs due to a reduction in global research and development headcount, a $4.1 million and $7.5 million decrease, respectively, in depreciation and other supporting overhead expenses and a $1.8 million and $3.5 million decrease, respectively, in consulting and professional services costs.
Research and development headcount has decreased 32% from June 30, 2017, principally as a result of our restructuring actions. See Restructuring costs below for additional information regarding restructuring charges recorded in 2018 and 2017.
Sales and marketing

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Sales and marketing	$57,714	$54,322	6%	$100,519	$114,245	(12)%
Stock-based compensation	2,313	1,995	16%	5,060	4,686	8%
Restructuring costs	229	361	(37)%	3,847	5,603	(31)%
Total sales and marketing	$60,256	$56,678	6%	$109,426	$124,534	(12)%
Percentage of revenue	21.3%	19.1%		22.6%	24.2%
The year-over-year increase of $3.6 million, or 6%, in total sales and marketing expenses in the second quarter of 2018 compared to 2017 reflected an $11.2 million increase in advertising to $21.7 million, partially offset by a $4.4 million decrease in other marketing activities, $2.2 million decrease in cash-based personnel-related costs due to a reduction in global sales and marketing headcount, a $0.6 million decrease in consulting and professional services costs and a $0.2 million decrease in depreciation and other supporting overhead expenses.
The year-over-year decrease of $15.1 million, or 12%, in total sales and marketing expenses in the first half of 2018 compared to 2017 reflected a $10.5 million decrease in marketing activities, $6.6 million decrease in cash-based personnel-related costs due to a reduction in global sales and marketing headcount, a $3.1 million decrease in consulting and outside professional service costs and a $1.3 million decrease in travel and entertainment, partially offset by an $8.2 million increase in advertising expenses, of which, primarily occurred in the second quarter of 2018.
Sales and marketing headcount has decreased 15% from June 30, 2017 principally as a result of our restructuring activities. See Restructuring costs below for additional information regarding restructuring charges recorded in 2018 and 2017.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
General and administrative	$13,081	$14,736	(11)%	$27,613	$32,120	(14)%
Stock-based compensation	2,248	3,435	(35)%	4,937	7,692	(36)%
Acquisition-related costs	—	1	(100)%	3	(22)	(114)%
Restructuring costs	395	268	47%	2,677	1,409	90%
Total general and administrative	$15,724	$18,440	(15)%	$35,230	$41,199	(14)%
Percentage of revenue	5.6%	6.2%		7.3%	8.0%
The year-over-year decrease of $2.7 million, or 15%, in total general and administrative expenses in the second quarter of 2018 compared to 2017 reflected a $1.7 million decrease in cash-based personnel-related costs due to a global general and administrative headcount reduction and a $1.2 million decrease in stock-based compensation, partially offset by a $0.7 million increase in administrative charges.
The year-over-year decrease of $6.0 million, or 14%, in total general and administrative expenses in the first half of 2018 compared to 2017 reflected a $3.5 million decrease in cash-based personnel-related costs due to a reduction in global general and administrative headcount, a $2.8 million decrease in stock-based compensation and a $1.0 million decrease in consulting and professional services costs, partially offset by a $0.2 million increase in administrative charges.
General and administrative headcount has decreased 18% from June 30, 2017, principally as a result of our restructuring actions. See Restructuring costs below for additional information regarding restructuring charges recorded in 2018 and 2017.
Restructuring costs
First quarter 2018 restructuring plan. On January 2, 2018, we approved a restructuring plan to further reduce future operating expenses and better align resources around our long-term business strategy. The restructuring provided for a reduction of our global workforce of approximately 18%, the closure of our aerial group and the consolidation of additional office facilities. Under the first quarter 2018 restructuring plan, we recorded restructuring charges of $15.2 million, including $12.2 million related to severance and $3.0 million related to accelerated depreciation and other charges.
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
Fourth quarter 2016 restructuring plan. On November 29, 2016, we approved a restructuring plan that provided for a reduction in our global workforce of approximately 15%, the closure of our entertainment group and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring plan, we recorded restructuring charges of $39.9 million, including $36.7 million related to severance, and $3.2 million related to accelerated depreciation and other charges. The actions associated with the fourth quarter 2016 restructuring plan were completed by March 31, 2017, with only small incremental charges recorded through June 30, 2018.
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
See Note 11 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements above.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other income (expense)

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Interest expense	$(4,621)	$(3,784)	22%	$(9,188)	$(4,598)	100%
Other income, net	(1,106)	222	(598)%	(929)	383	(343)%
Total other expense, net	$(5,727)	$(3,562)	61%	$(10,117)	$(4,215)	140%
Total other expense, net increased $2.2 million and $5.9 million in the second quarter and first half of 2018, respectively, compared to the same periods in 2017. The increase compared to 2017 was primarily attributable to interest expense related to our Convertible Notes, as well as foreign exchange rate-based transaction gains and losses.
Income taxes

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Income tax (benefit) expense	$706	$1,991	(65)%	$(2,076)	$24,273	(109)%
Effective tax rate	(1.9)%	(7.0)%		1.8%	(20.7)%
We recorded an income tax expense of $0.7 million for the three months ended June 30, 2018 on a pre-tax net loss of $36.6 million, which resulted in a negative effective tax rate of 1.9%. Our income tax expense for the three months ended June 30, 2018 was composed of $0.5 million of tax expense incurred on pre-tax income in profitable foreign jurisdictions, and $1.5 million of net non-deductible equity tax expense, partially offset by $1.3 million net decrease in the valuation allowance. We recorded an income tax benefit of $2.1 million for the six months ended June 30, 2018 on a pre-tax net loss of $115.7 million, which resulted in an effective tax rate of 1.8%. Our income tax benefit for the six months ended June 30, 2018 was composed of $0.9 million of tax expenses incurred on pre-tax income in profitable foreign jurisdictions, one-time items that included $10.9 million of tax benefit primarily relating to the conclusion of the IRS audit and the release of uncertain tax positions, $4.4 million of tax benefit relating to restructuring expenses, $2.6 million of net non-deductible equity tax expense, and $0.3 million tax expense relating to other items, partially offset by $9.4 million net increase in the valuation allowance.

For the three months ended June 30, 2017, we recorded an income tax provision of $2.0 million on a pre-tax net loss of $28.5 million, which resulted in a negative effective tax rate of 7.0%. We recorded an income tax provision of $24.3 million for the six months ended June 30, 2017 on a pre-tax net loss of $117.4 million, which resulted in a negative effective tax rate of 20.7%. Our income tax provision for the three and six months ended June 30, 2017 were principally composed of tax expenses incurred on pre-tax income in profitable foreign jurisdictions. Due to certain tax structure changes effective January 1, 2018, including the planned liquidation of the Company’s subsidiary, Woodman Labs Cayman, Inc., our tax provision and resulting effective tax rate for interim periods in 2018 and future years is expected to be subject to less volatility and fluctuation quarter over quarter than in 2017. Further, for both 2018 and 2017, while we incurred pre-tax losses in the United States and certain lower-rate jurisdictions, we do not expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against our U.S. deferred tax assets (see Note 7 Income taxes, to the Notes to Condensed Consolidated Financial Statements above).

During the six months ended June 30, 2018, the Internal Revenue Service concluded its audit for the 2012 through 2015 tax years. The Closing Agreement was received on January 24, 2018 and we received an income tax refund of approximately $32.9 million, net of IRS adjustments, in February 2018. As a result, we recognized a reduction in gross unrecognized tax benefits of $26.0 million and an income tax benefit, net of valuation allowance, of approximately $2.6 million.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future changes in our forecast annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.

Liquidity and Capital Resources
The following table presents selected financial information as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$114,843	$202,504
Marketable securities	24,951	44,886
Total cash, cash equivalents and marketable securities	$139,794	$247,390
Percentage of total assets	22%	29%
Our primary source of cash is receipts from sales. Other sources of cash were from proceeds from employee participation in the employee stock purchase plan and the exercise of employee stock options. The primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing and office rent, purchases of property and equipment, and other costs of revenue.
As of June 30, 2018, our cash, cash equivalents and marketable securities of $139.8 million were down $107.6 million, or 43.5%, compared to December 31, 2017. The decrease was primarily due to payments on accounts payable and price protection charges related to price reductions in the fourth quarter of 2017 and first quarter of 2018. The net cash used in operations of $98.2 million as of June 30, 2018 was primarily due to the impact of price reductions in the first quarter of 2018. As of June 30, 2018, $42.1 million of cash was held by our foreign subsidiaries.
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

•
We expect that operating expenses and inventory purchases will constitute a material use of our cash balances. We intend to continue to manage our operating activities in line with our existing cash and available financial resources. We continue to believe that the restructuring actions and other cost saving initiatives we have taken will enable us to continue to significantly reduce our operating expenses to below $400 million on a non-GAAP basis for the full year 2018.

•
We expect to spend significantly less on capital expenditures in 2018 compared to 2017. Our actual future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the timing of new product introductions, market acceptance of our products and overall economic conditions, as set forth in our Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

•
In March 2016, we entered into a credit agreement with a syndicate of banks that provided for a secured revolving credit facility under which we could borrow up to an aggregate of $250.0 million. Our credit facility terminates in March 2021. No borrowings have been made from the credit facility to date. (See Note 4 Financing Arrangements, in the Notes to Condensed Consolidated Financial Statements for additional information.)

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
Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2018	2017	% Change
Net cash provided by (used in):
Operating activities	$(98,160)	$(149,366)	(34)%
Investing activities	$13,226	$15,671	(16)%
Financing activities	$(2,777)	$90,094	(103)%
Cash flows from operating activities
Cash used in operating activities of $98.2 million was primarily attributable to an adjusted net loss of $68.7 million (net loss adjusted for non-cash expenses of $44.9 million) and a net cash outflow of $29.5 million from changes in operating asset and liabilities. Cash outflow related to operating assets and liabilities consisted of decreases in accounts payable and other liabilities of $111.0 million due to payments of 2017 year-end liabilities, offset by a $64.5 million decrease in inventory and a $23.5 million decrease in prepaid expenses and other assets.
Cash flows from investing activities
Our primary investing activities consist of purchases, maturities and sales of marketable securities, and purchases of property and equipment. Cash provided by investing activities was $13.2 million in the first half of

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2018 resulting from the maturities of marketable securities of $35.0 million, partially offset by the purchases of marketable securities of $14.9 million, and $6.9 million for net purchases of property and equipment.
Cash flows from financing activities
Our primary financing activities consisted of the issuance of equity securities under our common stock plans. Cash used in financing activities was $2.8 million in the first half of 2018 resulting from $3.8 million in tax payments for net RSU settlements and $2.5 million for deferred acquisition-related payments, partially offset by $3.4 million received from stock purchases made through our ESPP and employee stock option exercises.
Contractual Commitments
Contractual obligations. See Note 4 Financing Arrangements, for discussion regarding our Convertible Senior Notes and Note 9 Commitments, contingencies and guarantees, for discussion regarding facility leases and other contractual commitments in the Notes to the Condensed Consolidated Financial Statements.
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

Critical Accounting Policies and Estimates
Except for the accounting policies related to revenue recognition and intra-entity asset transfers that were updated as a result of adopting Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers and ASU 2016-16, Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2017 Annual Report.

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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables present a reconciliation of net loss to adjusted EBITDA:

	Three months ended
(in thousands)	June 30, 2018	March 31, 2018	June 30, 2017
Net loss	$(37,269)	$(76,347)	$(30,536)
Income tax (benefit) expense	706	(2,782)	1,991
Interest income, net	4,299	4,212	3,652
Depreciation and amortization	9,173	8,907	11,467
POP display amortization	3,611	3,912	4,955
Stock-based compensation	10,011	10,823	11,235
Restructuring costs	772	16,738	2,356
Adjusted EBITDA	$(8,697)	$(34,537)	$5,120
The following table present a reconciliation of net loss to non-GAAP net loss:

	Three months ended
(in thousands, except per share data)	June 30, 2018	March 31, 2018	June 30, 2017
Net loss	$(37,269)	$(76,347)	$(30,536)
Stock-based compensation	10,011	10,823	11,235
Acquisition-related costs	3,334	2,658	2,142
Restructuring costs	772	16,738	2,356
Non-cash interest expense	2,018	1,934	1,530
Income tax adjustments	291	(3,170)	359
Non-GAAP net loss	$(20,843)	$(47,364)	$(12,914)
Non-GAAP loss per share	$(0.15)	$(0.34)	$(0.09)

GAAP shares for diluted net loss per share	139,166	137,857	136,288
Add: effect of potentially dilutive shares	—	—	—
Non-GAAP shares for diluted net loss per share	139,166	137,857	136,288

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
There have been no other material changes to our market risk during the six months ended June 30, 2018. Refer to our market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our 2017 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2018. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Beginning on January 9, 2018, the first of four purported shareholder class action lawsuits (the “2018 Shareholder Class Action”) were filed in the U.S. District Court for the Northern District of California against the Company, Mr. Woodman, and Mr. McGee. Similar complaints were filed on January 11, 2018 and January 24, 2018. On April 20, 2018, the court consolidated the four cases and appointed lead plaintiff and lead counsel. On June 18, 2018, plaintiffs filed their Consolidated Amended Complaint (the “Complaint”). The Complaint purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between November 2, 2017 and January 5, 2018. The Complaint adds Mr. Prober, GoPro’s former COO, as a defendant (together with GoPro, Mr. Woodman and Mr. McGee (“Defendants”), and purports to allege that Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”), asserts claims under Section 20A of the 1934 Act against Mr. Woodman and Mr. McGee, and seeks unspecified compensatory damages, fees and costs. The time for Defendants to respond to the Complaint has not yet passed.
On February 13, 2018 and February 27, 2018, two purported shareholder derivative lawsuits (the “Derivative Actions”) were filed in the U.S. District Court for the Northern District of California against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The Derivative Actions are based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Actions and assert causes of action against the individual defendants for breach of fiduciary duty, and for making false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. Plaintiffs seek corporate reforms, disgorgement of profits from stock sales, and fees and costs. On March 15, 2018, the court signed orders relating the Derivative Actions to the 2016 Shareholder Class Action. The court consolidated the Derivative Actions on April 6, 2018. On May 8, 2018, the court stayed the Derivative Actions pending resolution of the 2016 Shareholder Class Action or commencement of any shareholder derivative action alleging substantially the same facts as those in the Derivative Actions, whichever occurs first.
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
In addition, we incurred substantial operating losses of $105.6 million and $113.2 million for the first half of 2018 and 2017, respectively. We also incurred a substantial operating loss of $163.5 million and $373.0 million for the full year 2017 and 2016, respectively, as compared to operating income of $54.7 million for the full year 2015. Lower levels of revenue or higher levels of operating expense in future periods may result in additional losses or limited profitability. In the first quarter of 2018, we implemented a company-wide restructuring of our business resulting in a reduction in our global workforce and the elimination of certain open positions, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on our core hardware camera and software business. We previously implemented company-wide restructurings of our business in the first and fourth quarters of 2016, the first quarter of 2017, and first quarter of 2018, including our exit of the aerial business in order to focus our resources on our hardware and integrated storytelling solution, and the consolidation of certain leased office facilities. We may not realize the cost savings expected from these actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
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

In the first quarter of 2018, we began shipping our newest entry level cloud connected camera, HERO, which includes an LCD screen. Additionally, in the first quarter of 2018 in the United States, we launched an updated GoPro PLUS subscription service which now includes our “You Break It, We Replace It” camera replacement and released updated versions of our GoPro and Quik mobile applications. In the third quarter of 2017, we began shipping our flagship cloud connected camera, HERO6 Black, which is powered by GoPro’s custom designed GP1 processor. We plan to further build upon our integrated storytelling solution in future periods, and our investments in this solution, including marketing and advertising expenses, may not successfully drive increased sales of our products and our users may not adopt our new offerings. If we are not successful in broadening our user base with our integrated solution, our future revenue growth will be negatively affected and we may not recognize benefits from our investments in the various components of our storytelling solution and the marketing, sales and advertising costs to promote our solution.
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
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, the effective forecasting and management of product demand, purchase commitments and inventory levels, the availability of products in appropriate quantities to meet anticipated demand, the ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, the management of any changes in major component suppliers, the management of manufacturing and supply costs, the management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. With respect to management and supply costs, we will likely be impacted by an overall worldwide increase in demand for memory products and potential allocations for such products, in addition to pricing pressure on commodity supplies such as batteries or memory. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.

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
We expect to derive the substantial majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future. A decline in the price or unit demand for these products, whether due to macroeconomic conditions including variable tariff rates, competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our HERO6 Black, HERO5 Black, HERO and Fusion cameras or our inability to increase sales of these products, could materially harm our business and operating results. In addition, we have driven our inventory down on our HERO6 Black, HERO5 Black and HERO cameras in anticipation of new product launch in the Fall of 2018. If we experience delays or issues with our new product launch, this could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and may increase our costs.
Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into the manufacturing of our cameras and accessories are sourced from third-party suppliers.
Some of the key components used to manufacture our products come from a limited or single source of supply or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced, are currently experiencing, and may in the future, experience component shortages, and the predictability of the availability of these components may be limited.
If we lose access to components from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Developing suitable alternate sources of supply for these components may be time-consuming, difficult, and costly and we may not be able to source these components on terms that are acceptable to us, or at all, which may adversely affect our ability to meet our requirements or to fill our orders in a timely or cost-effective manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability and labor and other ethical practices, and if we seek to source materials from new suppliers there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products.
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
In particular, for our camera designs we incorporate image processors, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate video compression and image processing semiconductors from Ambarella, Inc. in our HERO5 and HERO cameras and we incorporate the GP1 image signal processor from Socionext, Inc. in our HERO6 Black camera. We do not currently have alternative suppliers for several key components. In addition, our products also require passive components such as resistors and multi-layer ceramic capacitors which are experiencing supply shortages and lengthening lead-times within the consumer electronics industry and may impact our supply chain. In the event that any of our key suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.

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
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2017, demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 28%, 46% and 27% of our 2017, 2016 and 2015 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, pricing pressures, supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly. In addition, we typically experience lower revenue in the first half of the year. For example, revenue of $515.1 million for the first half of 2017 decreased $266.1 million, or 34%, sequentially from $781.2 million in the last half of 2016. First half revenue comprised 44%, 34% and 48% of our annual 2017, 2016 and 2015 revenue, respectively.
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
Our success will depend in part upon our ability to manage our operating expenses effectively. We incurred significant operating losses in 2017 and 2016 and, as of June 30, 2018, we had an accumulated deficit of $573.6 million. Beginning in March 2016 through the first quarter of 2018, we implemented global reductions-in-force and other restructuring actions to reduce our future operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions. Aggregate charges for employee terminations and the timing to recognize these charges and other costs associated with the restructuring, including the estimates of related cash expenditures made in connection with the restructuring, may exceed estimated and disclosed amounts and may not lead to improvements in results of operations at expected levels.
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
Security breaches and other disruptions including cyber-attacks could expose us to liability, damage our brand and reputation, compromise our ability to conduct business, require use to incur significant costs or otherwise adversely affect our financial results.
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
Any security breach, unauthorized access or usage, virus or similar breach or disruption of our systems or software could result in the loss of confidential information, costly investigations, remediation efforts and costly notification to affected consumers. If such content were accessed by unauthorized third parties or deleted inadvertently by us or third parties, our brand and reputation could be adversely affected. Cyber-attacks could also adversely affect our operating results, consume internal resources, and result in litigation or potential liability for us and otherwise harm our business. Further, we are subject to general consumer regulations and laws, as well as regulations and laws specifically related to security and privacy of consumer data or content. In the event of an incident affecting the security of consumer data or content, regulators may open an investigation or pursue fines or penalties for non-compliance with these laws, or private plaintiffs may sue us, resulting in additional costs and reputational harm to our business.

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

Additionally, in December 2017, the current U.S. administration signed an act referred to as the Tax Cuts and Jobs Act (TCJA), generally effective for taxable years beginning after December 31, 2017. The TCJA is complex and includes significant amendments to the Internal Revenue Code of 1986, as amended, including amendments that significantly change the taxation of offshore earnings and the deductibility of interest. The TCJA had a material impact on the value of our deferred tax assets and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. We are currently assessing the effect of the TCJA on our business and condensed consolidated financial statements. See Note 7 Income taxes, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for further discussion of the TCJA.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Other companies in our industry may apply these accounting principles differently than we do, which may affect the comparability of our financial statements. See Note 1 Summary of business and significant accounting policies, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion on recent accounting standards.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $4.53 to $93.85 per share through June 30, 2018. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Issuer purchases of equity securities. No shares of our Class A or Class B common stock were purchased by the Company during the second quarter of 2018.

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

GoPro, Inc.
(Registrant)

Dated:	August 2, 2018	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	August 2, 2018	By: /s/ Brian McGee
Brian McGee Chief Financial Officer (Principal Financial Officer)