Form 10-Q
period 2018-09-30
GoPro, Inc.
filed 2018-11-02
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2018, 114,103,292 and 35,897,231 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$143,246	$202,504
Marketable securities	4,996	44,886
Accounts receivable, net	149,449	112,935
Inventory	123,249	150,551
Prepaid expenses and other current assets	31,958	62,811
Total current assets	452,898	573,687
Property and equipment, net	53,043	68,587
Intangible assets, net	15,147	24,499
Goodwill	146,459	146,459
Other long-term assets	21,026	37,014
Total assets	$688,573	$850,246

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$123,357	$138,257
Accrued liabilities	193,913	213,030
Deferred revenue	14,418	19,244
Total current liabilities	331,688	370,531
Long-term taxes payable	19,545	21,188
Long-term debt	136,659	130,048
Other long-term liabilities	28,635	29,774
Total liabilities	516,527	551,541

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 104,682 and 101,034 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 35,901 and 35,966 shares issued and outstanding, respectively	886,360	854,452
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(600,701)	(442,134)
Total stockholders’ equity	172,046	298,705
Total liabilities and stockholders’ equity	$688,573	$850,246
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$285,936	$329,805	$770,959	$844,945
Cost of revenue	194,904	199,259	551,642	540,201
Gross profit	91,032	130,546	219,317	304,744
Operating expenses:
Research and development	41,157	55,098	130,361	176,761
Sales and marketing	55,871	46,622	165,297	171,156
General and administrative	15,358	20,777	50,588	61,976
Total operating expenses	112,386	122,497	346,246	409,893
Operating income (loss)	(21,354)	8,049	(126,929)	(105,149)
Other income (expense):
Interest expense	(4,616)	(4,554)	(13,804)	(9,152)
Other income (expense), net	661	322	(268)	705
Total other expense, net	(3,955)	(4,232)	(14,072)	(8,447)
Income (loss) before income taxes	(25,309)	3,817	(141,001)	(113,596)
Income tax (benefit) expense	1,780	(10,844)	(296)	13,429
Net income (loss)	$(27,089)	$14,661	$(140,705)	$(127,025)

Net income (loss) per share:
Basic	$(0.19)	$0.11	$(1.01)	$(0.92)
Diluted	$(0.19)	$0.10	$(1.01)	$(0.92)

Shares used to compute net income (loss) per share:
Basic	140,072	136,236	139,028	138,450
Diluted	140,072	140,288	139,028	138,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in thousands)	2018	2017
Operating activities:
Net loss	$(140,705)	$(127,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,773	32,260
Stock-based compensation	31,171	36,235
Deferred income taxes	(987)	(1,818)
Non-cash restructuring charges	5,788	3,859
Non-cash interest expense	5,988	3,366
Other	(301)	3,891
Changes in operating assets and liabilities:
Accounts receivable, net	(36,812)	64,874
Inventory	27,302	(9,998)
Prepaid expenses and other assets	32,203	4,850
Accounts payable and other liabilities	(36,467)	(106,432)
Deferred revenue	(3,350)	2,095
Net cash used in operating activities	(88,397)	(93,843)

Investing activities:
Purchases of property and equipment, net	(8,204)	(18,313)
Purchases of marketable securities	(14,896)	(31,918)
Maturities of marketable securities	55,000	14,160
Sale of marketable securities	—	11,623
Net cash provided by (used in) investing activities	31,900	(24,448)

Financing activities:
Proceeds from issuance of common stock	5,131	9,623
Taxes paid related to net share settlement of equity awards	(5,388)	(11,278)
Proceeds from issuance of convertible senior notes	—	175,000
Prepayment of forward stock repurchase transaction	—	(78,000)
Payment of deferred acquisition-related consideration	(2,450)	(76)
Payment of debt issuance costs	—	(5,963)
Net cash provided by (used in) financing activities	(2,707)	89,306
Effect of exchange rate changes on cash and cash equivalents	(54)	1,487
Net decrease in cash and cash equivalents	(59,258)	(27,498)
Cash and cash equivalents at beginning of period	202,504	192,114
Cash and cash equivalents at end of period	$143,246	$164,616
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
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30. The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected for the full fiscal year or any other future period. The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2017. Except for accounting policies related to revenue recognition and income tax impacts of intra-entity asset transfers that were updated as a result of adopting Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, and ASU 2016-16, Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory, respectively, there have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report.
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
Accounts receivable and allowance for doubtful accounts. Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, age of the accounts receivable balances, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. The allowance for doubtful accounts as of September 30, 2018 and December 31, 2017 was $0.4 million and $0.8 million, respectively.
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
Revenue recognition. The Company derives substantially all of its revenue from the sale of cameras, drones, mounts and accessories and the related implied post contract support to customers. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The transaction price the Company expects to be entitled to is primarily comprised of product revenue, net of returns and variable consideration, including sales incentives provided to customers. For most of the Company’s revenue, revenue is recognized at the time products are delivered and when collection is deemed probable. For customers who purchase products directly from the Company’s website, the Company retains a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. The Company provides sales commissions to internal and external sales representatives which are earned in the period in which revenue is recognized. As a result, the Company expenses such costs as incurred under ASU 2014-19.
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
The transaction prices allocated to the delivered hardware, related embedded firmware and free software solutions are recognized as revenue at the time of sale, provided the conditions for recognition of revenue have been met. The transaction price allocated to PCS is deferred and recognized as revenue on a straight-line basis over the estimated term of the support period, which is estimated to be 15 months based on historical experience. Deferred revenue as of September 30, 2018 and December 31, 2017 also included immaterial amounts related to the Company’s GoPro Care and GoPro Plus fee-based service offerings. The Company’s deferred revenue balance related to PCS was $13.5 million as of September 30, 2018 and the Company recognized $5.1 million and $15.8 million of related revenue during the three and nine months ended September 30, 2018, respectively.
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
January 1, 2018
The adoption of the standard resulted in the recognition of previously unrecognized deferred charges using a modified retrospective method. The Company recorded a reversal of $15.0 million of deferred charges, an increase to U.S. deferred tax assets of $1.2 million with a corresponding U.S. valuation allowance of $1.2 million. The net impact to equity was an increase in the accumulated deficit of approximately $15.0 million upon adoption.

Stock Compensation ASU No. 2017-09 (Topic 718)
This standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this standard, modification accounting is required only if the fair value, the vesting conditions or the classification of an award as equity or liability changes as a result of the change in terms or conditions.
		January 1, 2018	The adoption of ASU 2017-09 did not impact the Company’s condensed consolidated financial statements and related disclosures. The Company adopted the standard on a prospective basis.
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

Sales incentives are considered variable consideration under the new standard and are accounted for as a reduction to the transaction price. This change resulted in a reduction of revenue being recorded earlier than under the previous guidance. As a result of the adoption of the new standard, the Company recorded a $2.9 million increase to its accumulated deficit on January 1, 2018, of which, $4.9 million related to certain estimated sales incentives which would have been recognized at the time the product was shipped in the prior period. Additionally, for customers who purchased products directly from the Company’s website, the new standard provides for a policy election whereby the Company has recorded revenue when the related product was shipped. This change resulted in recognition of revenue earlier than under previous guidance. Upon adoption, the Company’s accumulated deficit decreased by $2.0 million related to revenue that would have been recognized in the prior period from the Company’s website sales that had shipped but had not been delivered as of December 31, 2017. In addition, the Company recorded a $1.0 million increase to deferred tax assets and a corresponding $1.0 million increase in valuation allowance. Additionally, under the new standard, the Company reclassed its refund liability from an offset to accounts receivable to an increase in accrued liabilities, which increased the Company’s days sales outstanding.

The Company adopted the standard using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Prior periods were not retrospectively adjusted. Refer below for the impact on each financial statement line item as of and for the three and nine months ended September 30, 2018 due to the adoption of the standard.

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

As mentioned above, the adoption of ASU 2014-09 impacted the timing of revenue recognized related to certain sales incentives and sales from the Company’s website, which impacted the revenue and current deferred revenue financial statement line items. Additionally, under ASU 2014-09, the Company presents an estimated refund liability along with a right to recover asset for future product returns, which impacts the accounts receivable, net, inventory, net, prepaid expenses and other assets, and accrued liabilities financial statement line items resulting in an increase in the Company’s accounts receivable days sales outstanding (DSO) calculation. The above adjustments do not impact net cash used in operating activities, however, they do impact the changes in operating assets and liabilities for the related accounts within the disclosure of operating activities on the statement of cash flow. Refer to the tables below for the quantitative impact to the Company’s financial statements for the periods ended September 30, 2018 due to the adoption of ASU 2014-09 (ASC 606).

	Three months ended September 30, 2018			Nine months ended September 30, 2018
(in thousands)	As Reported Under ASC 606	Effect of Change	Balance Under ASC 605	As Reported Under ASC 606	Effect of Change	Balance Under ASC 605
Revenue	$285,936	$(3,076)	$282,860	$770,959	$189	$771,148

	As of September 30, 2018
(in thousands)	As Reported Under ASC 606	Effect of Change	Balance Under ASC 605
Accounts receivable, net	$149,449	$(13,728)	$135,721
Inventory, net	123,249	6,012	129,261
Prepaid expenses and other current assets	31,958	(6,012)	25,946
Accrued liabilities	193,913	(13,728)	180,185
Current deferred revenue	14,418	4,931	19,349

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Standard	Description	Expected date of adoption	Effect on the condensed consolidated financial statements or other significant matters
Standards not yet adopted
Leases ASU No. 2016-02, 2018-10, 2018-11, (Topic 842)
This standard requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. Lessees would recognize a right-to-use asset and lease liability for all leases with terms of more than 12 months. The new standard should be applied on a modified retrospective basis or cumulative effect transition method.
January 1, 2019
The Company has completed the process of identifying its population of lease arrangements impacted by this standard, and plans to adopt the standard using the cumulative effect transition method.
Upon adoption, the Company expects that the majority of its operating lease commitments will materially increase total assets and total liabilities on the Company’s condensed consolidated balance sheets. While the Company continues to assess potential impacts of the standard, the Company does not expect the standard to have a material impact on the condensed consolidated income statements and condensed consolidated statement of cash flows.

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

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	September 30, 2018			December 31, 2017
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$58,572	$—	$58,572	$25,251	$—	$25,251
Commercial paper	—	—	—	14,981	—	14,981
Corporate debt securities	—	—	—	—	2,500	2,500
Agency securities	—	—	—	—	4,999	4,999
Total cash equivalents	$58,572	$—	$58,572	$40,232	$7,499	$47,731
Marketable securities:
U.S. treasury securities	$—	$—	$—	$—	$4,995	$4,995
Commercial paper	—	—	—	19,888	—	19,888
Corporate debt securities	—	4,996	4,996	—	20,003	20,003
Total marketable securities	$—	$4,996	$4,996	$19,888	$24,998	$44,886
(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. Cash balances were $84.7 million and $154.8 million as of September 30, 2018 and December 31, 2017, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

There were no transfers of financial assets between levels for the periods presented.
Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of September 30, 2018 and December 31, 2017 were all less than one year in duration. At September 30, 2018 and December 31, 2017, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At September 30, 2018 and December 31, 2017, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (Notes) (see Note 4, Financing Arrangements). The estimated fair value of the Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the Notes, of $166.3 million, is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.

3. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	September 30, 2018	December 31, 2017
Components	$21,150	$18,995
Finished goods	102,099	131,556
Total inventory	$123,249	$150,551
Property and equipment, net

(in thousands)	September 30, 2018	December 31, 2017
Leasehold improvements	$66,466	$67,713
Production, engineering and other equipment	50,704	47,502
Tooling	17,661	24,871
Computers and software	20,828	20,636
Furniture and office equipment	15,114	14,895
Tradeshow equipment and other	6,965	7,237
Construction in progress	121	347
Gross property and equipment	177,859	183,201
Less: Accumulated depreciation and amortization	(124,816)	(114,614)
Property and equipment, net	$53,043	$68,587

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Intangible assets

	September 30, 2018
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$50,501	$(35,369)	$15,132
Domain name	15	—	15
Total intangible assets	$50,516	$(35,369)	$15,147

	December 31, 2017
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$49,901	$(26,017)	$23,884
IPR&D	615	—	615
Total intangible assets	$50,516	$(26,017)	$24,499
For the three and nine months ended September 30, 2018 and 2017, the Company did not record any impairment charges for in-process research and development (IPR&D) assets.
Amortization expense was $3.4 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively, and $9.4 million and $6.7 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, expected amortization expense of intangible assets with definite lives for future periods is as follows:

(in thousands)	Total
Year ending December 31,
2018 (remaining 3 months)	$2,082
2019	7,818
2020	4,363
2021	869
2022	—
$15,132
Other long-term assets

(in thousands)	September 30, 2018	December 31, 2017
Point of purchase (POP) displays	$11,106	$16,451
Long-term deferred tax assets	1,543	825
Deposits and other	8,377	19,738
Other long-term assets	$21,026	$37,014

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Accrued liabilities

(in thousands)	September 30, 2018	December 31, 2017
Accrued payables (1)	$44,500	$44,582
Employee related liabilities (1)	18,445	24,945
Accrued sales incentives	37,070	89,549
Refund liability	13,728	—
Warranty liability	9,258	9,934
Customer deposits	4,166	8,700
Income taxes payable	2,229	1,247
Purchase order commitments	4,767	6,162
Inventory received	54,556	14,470
Other	5,194	13,441
Accrued liabilities	$193,913	$213,030

(1)	See Note 11 Restructuring charges, for amounts associated with restructuring liabilities.
Product warranty

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$10,692	$9,974	$10,373	$11,945
Charged to cost of revenue	5,055	5,986	18,163	13,394
Settlement of warranty claims	(5,878)	(6,273)	(18,667)	(15,652)
Ending balance	$9,869	$9,687	$9,869	$9,687

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
The amount that may be borrowed under the Credit Facility is determined at periodic intervals and is based upon the Company’s inventory and accounts receivable balances. Borrowed funds accrue interest, at the Company’s election, based on an annual rate of (a) London Interbank Offered Rate (LIBOR) or (b) the administrative agent’s base rate, plus an applicable margin of between 1.50% and 2.00% for LIBOR rate loans, and between 0.50% and 1.00% for base rate loans. The Company is required to pay a commitment fee on the unused portion of the Credit Facility of 0.25% or 0.375% per annum, based on the level of utilization of the Credit Facility. Amounts owed under the Credit Agreement and related credit documents are guaranteed by GoPro, Inc. and its material subsidiary. GoPro, Inc. and its Netherlands subsidiary have also granted security interests in substantially all of their assets to collateralize this obligation.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

proceedings, or defaults on certain other indebtedness. Upon an event of default, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral.
At September 30, 2018 and December 31, 2017, the Company could borrow up to approximately $101.6 million and $118.0 million, respectively, under the Credit Facility, and was in compliance with all financial covenants contained in the Credit Agreement. The Company has made no borrowings from the Credit Facility to date.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the Notes at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date.
As of September 30, 2018, the outstanding principal on the Notes was $175.0 million, the unamortized debt discount was $35.4 million, the unamortized debt issuance cost was $2.9 million and the net carrying amount of the liability component was $136.7 million, which was recorded as long-term debt within the condensed consolidated balance sheet. For the three months ended September 30, 2018 and 2017, the Company recorded interest expense of $1.5 million for contractual coupon interest, $0.2 million for amortization of debt issuance costs, and $2.0 million and $1.8 million, respectively, for amortization of the debt discount. For the nine months ended September 30, 2018 and 2017, the Company recorded interest expense of $4.6 million and $2.8 million, respectively, for contractual coupon interest, $0.6 million and $0.4 million, respectively, for amortization of debt issuance costs, and $6.0 million and $3.4 million, respectively, for amortization of the debt discount.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Stock options
A summary of the Company’s stock option activity for the nine months ended September 30, 2018 is as follows:

	Shares (in thousands)	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	9,809	$11.16	6.00	$19,971
Granted	1,333	5.77
Exercised	(605)	0.74
Forfeited/Cancelled	(4,326)	16.48
Outstanding at September 30, 2018	6,211	$7.32	5.85	$16,883

Vested and expected to vest at September 30, 2018	6,204	$7.31	5.85	$16,883
Exercisable at September 30, 2018	4,432	$7.35	4.50	$14,972
The aggregate intrinsic value of the stock options outstanding as of September 30, 2018 represents the value of the Company’s closing stock price on September 30, 2018 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the nine months ended September 30, 2018 is as follows:

	Shares (in thousands)	Weighted- average grant date fair value
Non-vested shares at December 31, 2017	9,483	$11.87
Granted	4,033	5.87
Vested	(2,919)	11.57
Forfeited	(2,864)	11.93
Non-vested shares at September 30, 2018	7,733	$8.83
In June 2014, the Company granted an award of 4.5 million RSUs covering shares of the Company’s Class B common stock to the Company’s CEO (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to both a market-based vesting condition and a three year service-based vesting condition. The market-based condition was achieved in January 2015. Stock-based compensation expense related to the CEO RSUs was zero for the three months ended September 30, 2018 and 2017, and zero and $0.6 million, for the nine months ended September 30, 2018 and 2017, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Performance stock units
In 2018, the Company granted PSUs to certain executives and employees. PSUs are subject to both a one year performance-based vesting condition and a three year service-based vesting condition. The performance-based condition is related to the Company achieving certain revenue targets.
A summary of the Company’s PSU activity for the nine months ended September 30, 2018 is as follows:

	Shares (in thousands)	Weighted- average grant date fair value
Non-vested shares at December 31, 2017	—	$—
Granted	334	5.76
Vested	—	—
Forfeited	—	—
Non-vested shares at September 30, 2018	334	$5.76
Employee stock purchase plan. For the nine months ended September 30, 2018 and 2017, the Company issued 980,727 and 934,359 shares under its ESPP, respectively, at weighted average prices of $4.78 and $8.02, respectively.
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
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Cost of revenue	$534	$445	$1,406	$1,355
Research and development	4,977	5,967	14,942	17,039
Sales and marketing	2,429	2,609	7,489	7,295
General and administrative	2,397	2,854	7,334	10,546
Total stock-based compensation expense	$10,337	$11,875	$31,171	$36,235
The income tax benefit related to stock-based compensation expense was zero for the three and nine months ended September 30, 2018 and 2017 due to a full valuation allowance on the Company’s U.S. net deferred tax assets (see Note 7 Income taxes, below).
At September 30, 2018, total unearned stock-based compensation of $60.8 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted average period of 2.2 years.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

6. Net income (loss) per share
The following table presents the calculations of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income (loss)	$(27,089)	$14,661	$(140,705)	$(127,025)

Denominator:
Weighted-average common shares—basic for Class A and Class B common stock	140,072	136,236	139,028	138,450
Effect of dilutive stock-based awards	—	4,052	—	—
Weighted-average common shares diluted for Class A and Class B common stock	140,072	140,288	139,028	138,450

Net income (loss) per share
Basic	$(0.19)	$0.11	$(1.01)	$(0.92)
Diluted	$(0.19)	$0.10	$(1.01)	$(0.92)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Effect of anti-dilutive stock-based awards	15,072	10,573	15,933	10,837
The Company’s Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4, Financing Arrangements, above. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. Based on the Company’s current and projected liquidity, the Company has the intent and ability to deliver cash up to the principal amount of the Notes subject to conversion. As such, no shares associated with the Note conversion were included in the Company’s weighted-average number of common shares outstanding for any periods presented. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the Notes is 20.6 million shares of Class A common stock. Additionally, the calculation of weighted-average shares outstanding for the three months ended September 30, 2018 and 2017 excludes approximately 9.2 million shares, and for the nine months ended September 30, 2018 and 2017, excludes approximately 9.2 million shares and 5.8 million shares, respectively, effectively repurchased and held in treasury stock on the condensed consolidated balance sheet as a result of the Prepaid Forward transaction entered into in connection with the Note offering.
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Income tax (benefit) expense	$1,780	$(10,844)	$(296)	$13,429
Effective tax rate	(7.0)%	(284.1)%	0.2%	(11.8)%
The Company recorded an income tax expense of $1.8 million for the three months ended September 30, 2018 on a pre-tax net loss of $25.3 million, which resulted in a negative effective tax rate of 7.0%. The Company’s income tax expense for the three months ended September 30, 2018 was primarily composed of $1.5 million of tax expense incurred on pre-tax income in profitable foreign jurisdictions, one-time items that included $7.0 million of net non-deductible equity tax expense, and $0.4 million of tax expense related to foreign provision to return adjustments, partially offset by a $1.1 million tax benefit relating to restructuring expense and a $6.3 million net decrease in the valuation allowance. The Company recorded an income tax benefit of $0.3 million for the nine months ended September 30, 2018 on a pre-tax net loss of $141.0 million, which resulted in an effective tax rate of 0.2%. The Company’s income tax benefit for the nine months ended September 30, 2018 was composed of $2.4 million of tax expenses incurred on pre-tax income in profitable foreign jurisdictions, one-time items that included $10.9 million of tax benefit primarily relating to the conclusion of the IRS audit and the release of uncertain tax positions, $9.6 million of net non-deductible equity tax expense, $5.4 million of tax benefit relating to restructuring expenses, $0.6 million of uncertain tax position interest expense and $0.3 million tax expense related to foreign provision to return adjustments, offset by a $3.1 million net increase in the valuation allowance.
For the three months ended September 30, 2017, the Company recorded an income tax benefit of $10.8 million on a pre-tax net income of $3.8 million, which resulted in a negative effective tax rate of 284.1%. The Company’s income tax benefit for the three months ended September 30, 2017 related primarily to foreign taxes and a cumulative adjustment due to the change in the Company’s estimated annual tax rate. The Company recorded an income tax provision of $13.4 million for the nine months ended September 30, 2017 on a pre-tax net loss of $113.6 million, which resulted in a negative effective tax rate of 11.8%. The Company’s income tax provision for the nine months ended September 30, 2017 was principally composed of tax expense incurred on pre-tax income in profitable foreign jurisdictions based on the Company’s estimated annual tax rate.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

During the nine months ended September 30, 2018, the Internal Revenue Service concluded its audit for the 2012 through 2015 tax years. The Closing Agreement was received on January 24, 2018 and the Company received an income tax refund of approximately $32.9 million, net of IRS adjustments, in February 2018. As a result, the Company recognized a reduction in gross unrecognized tax benefits of $26.0 million and an income tax benefit, net of valuation allowance, of approximately $2.6 million.
At September 30, 2018 and December 31, 2017, the Company’s gross unrecognized tax benefits were $33.5 million and $58.6 million, respectively. If recognized, $16.9 million of these unrecognized tax benefits (net of U.S. federal benefit) at September 30, 2018 would be recorded as a reduction of future income tax provision. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding tax positions based on the Company’s interpretation of certain U.S. trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods and tax positions on IP transfers. Although the completion, settlement and closure of any audits is uncertain, it is reasonably possible that the total amount of unrecognized tax benefits will not materially change within the next 12 months. However, given the number of years remaining that are subject to examination, the range of the reasonably possible change cannot be estimated reliably.
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

While the TCJA provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, the global intangible low-taxed income (GILTI) provisions and the base-erosion and anti-abuse tax (BEAT) provisions. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The BEAT provisions in the TCJA eliminate the deduction of certain base-erosion payments made to related foreign corporations and impose a minimum tax if greater than regular tax. The BEAT or GILTI provisions did not result in significant additional U.S. tax beginning in 2018.

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

8. Related party transactions
The Company incurs costs for Company-related chartered aircraft fees for the use of the CEO’s private plane. The Company recorded a de minimis expense in the three and nine months ended September 30, 2018 and September 30, 2017. As of September 30, 2018 and December 31, 2017, the Company had $0.1 million and zero accounts payable associated with these aircraft fees, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

9. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027. As of September 30, 2018, the Company’s total future minimum lease payments under non-cancelable operating leases were $109.7 million. There have been no material changes to the Company’s lease commitments since December 31, 2017. Rent expense was $3.6 million and $4.6 million for the three months ended September 30, 2018 and 2017, respectively, and $10.3 million and $14.6 million for the nine months ended September 30, 2018 and 2017, respectively.
Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of September 30, 2018, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $181.0 million. There have been no material changes to the Company’s other commitments since December 31, 2017.
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
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of September 30, 2018, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	September 30, 2018	December 31, 2017
Customer A	12%	32%
Customer B	*	16%
Customer C	*	12%
Customer D	*	11%

* Less than 10% of net accounts receivable for the period indicated.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Accounts receivable sold	$31,164	$51,593	$83,618	$130,555
Factoring fees	401	473	1,056	1,153
Customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Customer A	13%	16%	14%	16%
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
Geographic information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2018	2017	2018	2017
Americas	$119,524	$163,430	$341,576	$416,164
Europe, Middle East and Africa (EMEA)	96,056	97,179	249,207	245,256
Asia and Pacific (APAC)	70,356	69,196	180,176	183,525
Total revenue	$285,936	$329,805	$770,959	$844,945
Revenue in the United States, which is included in the Americas geographic region, was $94.0 million and $148.4 million for the three months ended September 30, 2018 and 2017, respectively, and $286.5 million and $375.9 million for the nine months ended September 30, 2018 and 2017, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of September 30, 2018 and December 31, 2017, long-lived assets, which represent gross property and equipment, located outside the United States, primarily in Hong Kong and China, were $74.2 million and $79.7 million, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

11. Restructuring charges
Restructuring charges for each period were as follows:

	Nine months ended September 30,
(in thousands)	2018	2017
Cost of revenue	$1,357	$458
Research and development	12,032	8,406
Sales and marketing	5,042	5,960
General and administrative	3,095	1,964
Total restructuring charges	$21,526	$16,788
First quarter 2018 restructuring
On January 2, 2018, the Company approved a restructuring plan to further reduce future operating expenses and better align resources around its long-term business strategy. The restructuring provided for a reduction of the Company's global workforce of approximately 18%, the closure of the Company's aerial group and the consolidation of certain leased office facilities. Under the first quarter 2018 restructuring plan, the Company recorded restructuring charges of $16.8 million, including $13.4 million related to severance and $3.4 million related to other charges.
The following table provides a summary of the Company’s restructuring activities for the nine months ended September 30, 2018 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2017	$—	$—	$—
Restructuring charges	13,468	3,371	16,839
Cash paid	(11,584)	(1,840)	(13,424)
Non-cash reductions	(528)	(1,299)	(1,827)
Restructuring liability as of September 30, 2018	$1,356	$232	$1,588
First quarter 2017 restructuring
On March 15, 2017, the Company approved a restructuring plan to reduce future operating expenses and further align resources around its long-term business strategy. The restructuring provided for a reduction of the Company’s global workforce by approximately 17% and the consolidation of certain leased office facilities. Under the first quarter 2017 restructuring plan, the Company recorded restructuring charges of $21.5 million, including $10.3 million related to severance, and $11.2 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring plan were substantially completed by the fourth quarter of 2017. While the Company anticipates that any additional charges related to this restructuring will be immaterial, actual results may differ from current estimates as it relates to the consolidation of certain leased office facilities.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table provides a summary of the Company’s restructuring activities for the nine months ended September 30, 2018 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2017	$—	$3,550	$3,550
Restructuring charges	—	4,509	4,509
Cash paid	—	(2,457)	(2,457)
Non-cash charges	—	582	582
Restructuring liability as of September 30, 2018	$—	$6,184	$6,184
Fourth quarter 2016 restructuring
On November 29, 2016, the Company approved a restructuring plan to reduce future operating expenses. The restructuring provided for a reduction of the Company’s global workforce of approximately 15%, the closure of the Company’s entertainment group to concentrate on its core business and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring plan, the Company recorded restructuring charges of $39.9 million, including $36.7 million related to severance, and $3.2 million related to accelerated depreciation and other charges. The actions associated with the fourth quarter 2016 restructuring plan were completed by March 31, 2017, with only small incremental charges recorded through September 30, 2018.
The following table provides a summary of the Company’s restructuring activities for the nine months ended September 30, 2018 and the related liabilities recorded in accrued liabilities on the condensed consolidated balance sheet.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2017	$400	$50	$450
Restructuring charges	151	—	151
Cash paid	(244)	—	(244)
Restructuring liability as of September 30, 2018	$307	$50	$357
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
This MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the third quarter and first nine months of 2018 to 2017.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Overview of our contractual obligations, including expected payment schedule and indemnifications as of September 30, 2018.

•
Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Non-GAAP Financial Measures. A presentation of our results reconciling GAAP to non-GAAP adjusted measures.
The following discussion should be read in conjunction with our 2017 Annual Report and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q of GoPro, Inc. and its subsidiaries (GoPro or we or the Company). Our MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we may use such words as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “continue,” “intend,” “target,” “goal,” “plan,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018. Forward-looking statements include new product offering plans and key hardware and software features, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expense and drive profitability, plans to settle note conversion in cash, expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations, and any discussion of the trends and other factors that drive our business and future results in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q including but not limited to Item 1A Risk Factors. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

Overview
GoPro helps the world capture and share itself in immersive and exciting ways. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, and share engaging personal content. When consumers use our products and services, those products and services enable compelling, authentic content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

cameras, offerings, accessories and software applications. We believe new camera features and related services drive a replacement cycle and attract new users. Our investments in image stabilization, mobile editing and sharing solutions, auto-upload capabilities, local language user-interfaces and voice recognition in multiple languages drive the expansion of our total addressable market.
In the third quarter of 2018, we began shipping our new HERO7 line of cameras, including our newest flagship camera, HERO7 Black, which features HyperSmooth image stabilization, TimeWarp Video, live streaming, cloud connectivity, voice control and a touch display. HyperSmooth makes it easy to capture professional-looking, gimbal-like stabilized videos without a gimbal, while TimeWarp Video applies a high-speed, ‘magic-carpet-ride’ effect to videos. Live streaming enables users to share content in real time to Facebook, Twitch, YouTube, Vimeo and other platforms internationally. Our flagship HERO7 Black camera, powered by GoPro’s custom designed GP1 processor, is the most powerful and performance featured GoPro camera to date. We also began shipping our HERO7 Silver and HERO7 White cameras in the third quarter of 2018, which feature cloud connectivity, voice control and a touch display. We offer many professional-grade features with our current good-better-best camera offering with HERO7 White, HERO7 Silver and HERO7 Black. Our cameras are compatible with our ecosystem of mountable and wearable accessories, and feature automatic uploading capabilities for photos and videos to GoPro Plus, our premium cloud-based solution that serves as a protection plan and enables subscribers to easily access, edit, store and share their content. As of September 30, 2018, we have approximately 185,000 GoPro Plus subscribers, which represents a 16% increase sequentially and a 39% increase year-over-year. All of our cameras are also compatible with the GoPro App, our mobile experience that seamlessly uploads a user’s GoPro photos and video clips to his or her smartphone and transforms them into a ready-to-share video through GoPro QuikStories. Using GoPro QuikStories makes it simple for users to automatically create shareable video edits complete with music, effects and transitions.
Our product offerings also include our waterproof 360-degree spherical camera, Fusion, and our drone and stabilization solution, Karma.
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

				% Change
(units and dollars in thousands, except per share amounts)	Q3 2018	Q2 2018	Q3 2017	Q3 2018 vs. Q2 2018	Q3 2018 vs. Q3 2017
Revenue	$285,936	$282,677	$329,805	1%	(13)%
Camera units shipped (1)	1,095	1,071	1,144	2%	(4)%
Gross margin (2)	31.8%	29.5%	39.6%	230 bps	(780) bps
Operating expenses	$112,386	$114,205	$122,497	(2)%	(8)%
Net income (loss)	$(27,089)	$(37,269)	$14,661	(27)%	(285)%
Diluted net income (loss) per share	$(0.19)	$(0.27)	$0.10	(30)%	(290)%
Cash provided by (used) in operations	$9,763	$(1,048)	$55,523	(1,032)%	(82)%

Other financial information:
Adjusted EBITDA (3)	$6,205	$(8,697)	$35,725	(171)%	(83)%
Non-GAAP net income (loss) (4)	$(6,058)	$(20,843)	$21,149	(71)%	(129)%
Non-GAAP income (loss) per share	$(0.04)	$(0.15)	$0.15	(73)%	(129)%
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
Third quarter 2018 financial performance
Revenue for the third quarter of 2018 was $285.9 million, a 13% decrease year-over-year from $329.8 million in the same period of 2017. Gross margin in the third quarter of 2018 was 31.8%, down from 39.6% a year ago. Revenue and gross margin were both impacted by lower price points for each of our good, better, best product offerings versus the third quarter of 2017. Additionally, aerial and accessories revenue decreased $22.3 million compared to the third quarter of 2017. Camera units shipped in the third quarter of 2018 of 1.09 million units was slightly down compared to 1.14 million units in the same period of 2017. Our third quarter operating expenses of $112.4 million decreased 8% year-over-year, despite increasing our advertising expenses $12.5 million, resulting from our continued focus on cost management, expansion into lower cost jurisdictions and the financial benefits recognized from our restructuring actions.
Net loss in the third quarter of 2018 was $27.1 million, or $0.19 per share, a decrease of $41.8 million, when compared to 2017. For the third quarter of 2018, non-GAAP net loss was $6.1 million, or $0.04 per share, and adjusted EBITDA increased to a positive $6.2 million. Non-GAAP net loss excludes, where applicable, the effects of stock-based compensation, acquisition-related costs, restructuring costs, non-cash interest expense and the tax impact of these items. See Results of Operations and Non-GAAP Financial Measures below for additional information.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below.  While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred material operating losses in 2016, 2017 and in the first nine months of 2018. Our restructuring actions have significantly reduced our operating expenses in 2017 and in the first nine months of 2018 resulting in a flatter, more efficient global organization that has allowed for improved communication and alignment among our functional teams. If we are unable to generate adequate revenue growth, and continue to manage our expenses, we may incur significant losses in the future and may not be able to achieve profitability. Refer to our Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
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
Growing our total addressable market globally. We continue to believe that international markets represent a significant growth opportunity for GoPro. Revenue from outside the United States comprised 63% of total revenue in the first nine months of 2018. While the total market for digital cameras has declined in recent periods, as smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our integrated storytelling solution, our continued innovation of product features desired by our users, and our brand, all help insulate our business from many of the negative trends facing this category. However, we expect that the markets in which we conduct our business will remain highly competitive. We plan to

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

increase our presence internationally through the active promotion of our brand, the creation and cultivation of regional strategic and marketing partnerships, the continued introduction of localized products in international markets with region specific marketing, and an investment focus on the biggest opportunities in both Europe and the Asia Pacific region.
Our growth also depends on expanding our total addressable market with our updated subscription service, GoPro Plus, as well as other services and capture solutions, including spherical, which are all resource intensive initiatives in highly competitive markets. If we are not successful in penetrating additional markets, we might not be able to grow revenue and we may not recognize benefits from our investment in new areas.
Marketing the improved GoPro experience to our extended community. We intend to continue investing resources in our marketing, advertising and brand management efforts. Historically, our growth has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. Our future growth depends on continuing to reach, expand and re-engage with this core user base and grow it. We believe that consumers in our core user base in many markets are not familiar with our brand and products and believe there is an opportunity for GoPro to expand awareness through a range of advertising and promotional programs and campaigns, including social media. In addition, we may look to expand our user base to include a broader group of consumers. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2018		2017		2018		2017
Revenue	$285,936	100%	$329,805	100%	$770,959	100%	$844,945	100%
Cost of revenue	194,904	68	199,259	60	551,642	72	540,201	64
Gross profit	91,032	32	130,546	40	219,317	28	304,744	36
Operating expenses:
Research and development	41,157	14	55,098	17	130,361	17	176,761	21
Sales and marketing	55,871	20	46,622	14	165,297	21	171,156	20
General and administrative	15,358	5	20,777	6	50,588	7	61,976	7
Total operating expenses	112,386	39	122,497	37	346,246	45	409,893	48
Operating income (loss)	(21,354)	(7)	8,049	3	(126,929)	(17)	(105,149)	(12)
Other income (expense):
Interest expense	(4,616)	(2)	(4,554)	(1)	(13,804)	(1)	(9,152)	(1)
Other income (expense), net	661	—	322	—	(268)	—	705	—
Total other expense, net	(3,955)	(2)	(4,232)	(1)	(14,072)	(1)	(8,447)	(1)
Income (loss) before income taxes	(25,309)	(9)	3,817	2	(141,001)	(18)	(113,596)	(13)
Income tax (benefit) expense	1,780	1	(10,844)	(3)	(296)	—	13,429	2
Net income (loss)	$(27,089)	(10)%	$14,661	5%	$(140,705)	(18)%	$(127,025)	(15)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

	Three months ended September 30,			Nine months ended September 30,
(camera units and dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Camera units shipped	1,095	1,144	(4)%	2,924	2,942	(1)%

Direct channel	$133,726	$171,018	(22)%	$378,752	$455,455	(17)%
Percentage of revenue	47%	52%		49%	54%
Distribution channel	$152,210	$158,787	(4)%	$392,207	$389,490	1%
Percentage of revenue	53%	48%		51%	46%
Total revenue	$285,936	$329,805	(13)%	$770,959	$844,945	(9)%

Americas	$119,524	$163,430	(27)%	$341,576	$416,164	(18)%
Percentage of revenue	42%	50%		44%	49%
Europe, Middle East and Africa (EMEA)	$96,056	$97,179	(1)%	$249,207	$245,256	2%
Percentage of revenue	34%	29%		32%	29%
Asia and Pacific (APAC)	$70,356	$69,196	2%	$180,176	$183,525	(2)%
Percentage of revenue	25%	21%		23%	22%
Total revenue	$285,936	$329,805	(13)%	$770,959	$844,945	(9)%
Our camera units shipped during the third quarter of 2018 was slightly down at 1.09 million units compared to 1.14 million units in the same period in 2017, while our camera units shipped during the first nine months of 2018 were relatively flat at 2.92 million units compared to the same period in 2017. The year-over-year decrease in revenue for the third quarter and first nine months of 2018 were primarily attributable to lower camera revenue, reflecting lower retail price points for our HERO7 line of cameras relative to our camera offerings in the prior year. In the third quarter and first nine months of 2018, camera units over $399 represented 62% of our sales mix, compared to 85% and 80% in the same periods in 2017, respectively. Additionally, aerial and accessories revenue decreased $22.3 million and $67.0 million, respectively, compared to the third quarter and first nine months of 2017. The decrease in aerial sales was expected as we continued to sell through our remaining Karma drone inventory following the announcement of our exit of the aerial business in the first quarter of 2018. All of these factors contributed to a lower average selling price in the third quarter and first nine months of 2018, which is defined as net revenue divided by camera units shipped.
Cost of revenue and gross margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Cost of revenue	$190,892	$197,579	(3)%	$539,527	$534,763	1%
Stock-based compensation	534	445	20%	1,406	1,355	4%
Acquisition-related costs	3,363	1,195	181%	9,352	3,625	158%
Restructuring costs	115	40	188%	1,357	458	196%
Total cost of revenue	$194,904	$199,259	(2)%	$551,642	$540,201	2%
Gross margin	31.8%	39.6%		28.4%	36.1%
Gross margin of 31.8% in the third quarter of 2018 decreased from 39.6% in 2017, or (780) bps, reflecting our decrease in average selling price, (520) bps, and temporarily higher prices associated with component supply shortages, (180) bps.
Gross margin of 28.4% in the first nine months of 2018 decreased from 36.1% in the first nine months of 2017, or (770) bps, reflecting our decrease in average selling price, (500) bps, higher purchase order commitment charges

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

related to Karma and related accessories, (170) bps, and the sale of previously discontinued and written off cameras in the first quarter of 2017, (92) bps.
Research and development

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Research and development	$33,892	$47,160	(28)%	$103,387	$148,288	(30)%
Stock-based compensation	4,977	5,967	(17)%	14,942	17,039	(12)%
Acquisition-related costs	—	946	(100)%	—	3,028	(100)%
Restructuring costs	2,288	1,025	123%	12,032	8,406	43%
Total research and development	$41,157	$55,098	(25)%	$130,361	$176,761	(26)%
Percentage of revenue	14.4%	16.7%		16.9%	20.9%
The year-over-year decrease of $13.9 million, or 25%, in total research and development expenses in the third quarter of 2018 compared to 2017 reflected a $10.4 million decrease in cash-based personnel-related costs due to a reduction in global research and development headcount, a $1.8 million decrease in professional services costs, a $1.0 million decrease in stock-based compensation and a $1.0 million decrease in amortization of intangibles due to a reclassification to cost of revenue.
The year-over-year decrease of $46.4 million, or 26%, in total research and development expenses in the first nine months of 2018 compared to 2017 reflected a $30.5 million decrease in cash-based personnel-related costs due to a reduction in global research and development headcount, a $7.8 million decrease in depreciation and other supporting overhead expenses, a $5.3 million decrease in professional services costs, a $3.0 million decrease in amortization of intangibles due to a reclassification to cost of revenue and a $2.1 million decrease in stock-based compensation.
Research and development headcount has decreased 33% from September 30, 2017, principally as a result of our exit of the aerial business included in our restructuring actions. See Restructuring costs below for additional information regarding restructuring charges recorded in 2018 and 2017.
Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Sales and marketing	$52,247	$43,656	20%	$152,766	$157,901	(3)%
Stock-based compensation	2,429	2,609	(7)%	7,489	7,295	3%
Restructuring costs	1,195	357	235%	5,042	5,960	(15)%
Total sales and marketing	$55,871	$46,622	20%	$165,297	$171,156	(3)%
Percentage of revenue	19.5%	14.1%		21.4%	20.3%
The year-over-year increase of $9.2 million, or 20%, in total sales and marketing expenses in the third quarter of 2018 compared to 2017 reflected an $11.2 million increase in advertising and marketing activities and a $1.0 million increase in consulting and professional services costs, partially offset by a $2.9 million decrease in cash-based personnel-related costs due to a reduction in global sales and marketing headcount and $0.8 million decrease in travel and entertainment.
The year-over-year decrease of $5.9 million, or 3%, in total sales and marketing expenses in the first nine months of 2018 compared to 2017 reflected a $9.5 million decrease in cash-based personnel-related costs due to a reduction in global sales and marketing headcount, a $2.1 million decrease in travel and entertainment and a $2.2 million decrease in consulting and outside professional service costs, partially offset by an $8.9 million increase in advertising and marketing activities.
Sales and marketing headcount has decreased 23% from September 30, 2017 principally as a result of our

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

restructuring activities. See Restructuring costs below for additional information regarding restructuring charges recorded in 2018 and 2017.
General and administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
General and administrative	$12,543	$17,368	(28)%	$40,156	$49,488	(19)%
Stock-based compensation	2,397	2,854	(16)%	7,334	10,546	(30)%
Acquisition-related costs	—	—	—%	3	(22)	(114)%
Restructuring costs	418	555	(25)%	3,095	1,964	58%
Total general and administrative	$15,358	$20,777	(26)%	$50,588	$61,976	(18)%
Percentage of revenue	5.4%	6.3%		6.6%	7.3%
The year-over-year decrease of $5.4 million, or 26%, in total general and administrative expenses in the third quarter of 2018 compared to 2017 reflected a $2.3 million decrease in cash-based personnel-related costs due to a reduction in global general and administrative headcount, a $1.3 million decrease in settlement charges and a $1.0 million reduction in research and development tax credits.
The year-over-year decrease of $11.4 million, or 18%, in total general and administrative expenses in the first nine months of 2018 compared to 2017 reflected a $5.8 million decrease in cash-based personnel-related costs due to a reduction in global general and administrative headcount, a $3.2 million decrease in stock-based compensation, a $1.3 million decrease in settlement charges and a $1.0 million reduction in research and development tax credits.
General and administrative headcount has decreased 17% from September 30, 2017, principally as a result of our restructuring actions. See Restructuring costs below for additional information regarding restructuring charges recorded in 2018 and 2017.
Restructuring costs
First quarter 2018 restructuring plan. On January 2, 2018, we approved a restructuring plan to further reduce future operating expenses and better align resources around our long-term business strategy. The restructuring provided for a reduction of our global workforce of approximately 18%, the closure of our aerial group and the consolidation of certain leased office facilities. Under the first quarter 2018 restructuring plan, we recorded restructuring charges of $16.8 million, including $13.4 million related to severance and $3.4 million related to accelerated depreciation and other charges.
First quarter 2017 restructuring plan. On March 15, 2017, we approved a restructuring plan that provided for a reduction of our global workforce by approximately 17% and the consolidation of certain leased office facilities. Under the first quarter 2017 restructuring plan, we recorded restructuring charges of $21.5 million, including $10.3 million related to severance, and $11.2 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring plan were substantially completed by the fourth quarter of 2017. While we anticipate that any additional charges related to this restructuring will be immaterial, actual results may differ from current estimates as it relates to the consolidation of certain leased office facilities.
Fourth quarter 2016 restructuring plan. On November 29, 2016, we approved a restructuring plan that provided for a reduction in our global workforce of approximately 15%, the closure of our entertainment group and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring plan, we recorded restructuring charges of $39.9 million, including $36.7 million related to severance, and $3.2 million related to accelerated depreciation and other charges. The actions associated with the fourth quarter 2016 restructuring plan were completed by March 31, 2017, with only small incremental charges recorded through September 30, 2018.
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
See Note 11 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements above.
Other income (expense)

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Interest expense	$(4,616)	$(4,554)	1%	$(13,804)	$(9,152)	51%
Other income (expense), net	661	322	105%	(268)	705	(138)%
Total other expense, net	$(3,955)	$(4,232)	(7)%	$(14,072)	$(8,447)	67%
Total other expense, net decreased $0.3 million in the third quarter of 2018 compared to the same period in 2017 due to foreign exchange rate-based transaction gains and losses and a value added tax refund.
Total other expense, net increased $5.6 million in the first nine months of 2018 compared to the same period in 2017 due to interest expense related to our Convertible Notes.
Income taxes

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Income tax (benefit) expense	$1,780	$(10,844)	(116)%	$(296)	$13,429	(102)%
Effective tax rate	(7.0)%	(284.1)%		0.2%	(11.8)%
We recorded an income tax expense of $1.8 million for the three months ended September 30, 2018 on a pre-tax net loss of $25.3 million, which resulted in a negative effective tax rate of 7.0%. Our income tax expense for the three months ended September 30, 2018 was primarily composed of $1.5 million of tax expense incurred on pre-tax income in profitable foreign jurisdictions, one-time items that included $7.0 million of net non-deductible equity tax expense and $0.4 million of tax expense related to foreign provision to return adjustments, partially offset by a $1.1 million tax benefit relating to restructuring expense and a $6.3 million net decrease in the valuation allowance. We recorded an income tax benefit of $0.3 million for the nine months ended September 30, 2018 on a pre-tax net loss of $141.0 million, which resulted in an effective tax rate of 0.2%. Our income tax benefit for the nine months ended September 30, 2018 was composed of $2.4 million of tax expenses incurred on pre-tax income in profitable foreign jurisdictions, one-time items that included $10.9 million of tax benefit primarily relating to the conclusion of the IRS audit and the release of uncertain tax positions, $9.6 million of net non-deductible equity tax expense, $5.4 million of tax benefit relating to restructuring expenses, $0.6 million of uncertain tax position interest expense and $0.3 million tax expense related to foreign provision to return adjustments, offset by $3.1 million net increase in the valuation allowance.
For the three months ended September 30, 2017, we recorded an income tax benefit of $10.8 million on a pre-tax net income of $3.8 million, which resulted in a negative effective tax rate of 284.1%. Our income tax benefit for the three months ended September 30, 2017 related primarily to foreign taxes and a cumulative adjustment due to the change in our estimated annual tax rate. We recorded an income tax provision of $13.4 million for the nine months ended September 30, 2017 on a pre-tax net loss of $113.6 million, which resulted in a negative effective tax rate of 11.8%. Our income tax provision in the first nine months of 2017 was principally composed of tax expenses incurred on pre-tax income in profitable foreign jurisdictions. Due to certain tax structure changes effective January 1, 2018, including the planned liquidation of the Company’s subsidiary, Woodman Labs Cayman, Inc., our tax provision and resulting effective tax rate for interim periods in 2018 and future years is expected to be subject to less volatility and fluctuation quarter over quarter than in 2017. Further, for both 2018 and 2017, while we incurred pre-tax losses in the United States and certain lower-rate jurisdictions, we do not expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against our U.S. deferred tax assets (see Note 7 Income taxes, to the Notes to Condensed Consolidated Financial Statements above).

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the nine months ended September 30, 2018, the Internal Revenue Service concluded its audit for the 2012 through 2015 tax years. The Closing Agreement was received on January 24, 2018 and we received an income tax refund of approximately $32.9 million, net of IRS adjustments, in February 2018. As a result, we recognized a reduction in gross unrecognized tax benefits of $26.0 million and an income tax benefit, net of valuation allowance, of approximately $2.6 million.

Future changes in our forecast annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.

Liquidity and Capital Resources
The following table presents selected financial information as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$143,246	$202,504
Marketable securities	4,996	44,886
Total cash, cash equivalents and marketable securities	$148,242	$247,390
Percentage of total assets	22%	29%
Our primary source of cash is receipts from sales. Other sources of cash were from proceeds from employee participation in the employee stock purchase plan and the exercise of employee stock options and sublease income. The primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing and office rent, purchases of property and equipment, and other costs of revenue.
As of September 30, 2018, our cash, cash equivalents and marketable securities of $148.2 million were down $99.1 million, or 40.1%, compared to December 31, 2017. The decrease was primarily due to payments on accounts payable and price protection charges related to price reductions in the fourth quarter of 2017 and first quarter of 2018. The net cash used in operating activities of $88.4 million as of September 30, 2018 was primarily due to the impact of price reductions in the first quarter of 2018. As of September 30, 2018, $43.9 million of cash was held by our foreign subsidiaries.
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

•
We expect to spend significantly less on capital expenditures in 2018 compared to 2017. Our actual future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the timing of new product introductions, market acceptance of our products and overall economic conditions, as set forth in our Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

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
Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2018	2017	% Change
Net cash provided by (used in):
Operating activities	$(88,397)	$(93,843)	(6)%
Investing activities	31,900	(24,448)	(230)%
Financing activities	(2,707)	89,306	(103)%
Cash flows from operating activities
Cash used in operating activities of $88.4 million was primarily attributable to an adjusted net loss of $71.3 million (net loss adjusted for non-cash expenses of $69.4 million) and a net cash outflow of $17.1 million from changes in operating asset and liabilities. Cash outflow related to operating assets and liabilities consisted of decreases in accounts payable and other liabilities of $36.5 million due to payments of 2017 year-end liabilities, and a $36.8 million increase in accounts receivable from increased sales activity towards the end of the quarter, partially offset by a $32.2 million decrease in prepaid expenses and other assets, and a $27.3 million decrease in inventory.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from investing activities
Our primary investing activities consist of purchases and maturities of marketable securities, and purchases of property and equipment. Cash provided by investing activities was $31.9 million in the first nine months of 2018 resulting from the maturities of marketable securities of $55.0 million, partially offset by the purchases of marketable securities of $14.9 million, and $8.2 million for net purchases of property and equipment.
Cash flows from financing activities
Our primary financing activities consisted of the issuance of equity securities under our common stock plans. Cash used in financing activities was $2.7 million in the first nine months of 2018 resulting from $5.4 million in tax payments for net RSU settlements and $2.5 million for deferred acquisition-related payments, partially offset by $5.1 million received from stock purchases made through our ESPP and employee stock option exercises.
Contractual Commitments
Contractual obligations. See Note 4 Financing Arrangements, for discussion regarding our Convertible Senior Notes and Note 9 Commitments, contingencies and guarantees, for discussion regarding facility leases and other contractual commitments in the Notes to Condensed Consolidated Financial Statements.
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

Critical Accounting Policies and Estimates
Except for the accounting policies related to revenue recognition and intra-entity asset transfers that were updated as a result of adopting Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers and ASU 2016-16, Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory, respectively, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2017 Annual Report.

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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables present a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended
(in thousands)	September 30, 2018	June 30, 2018	September 30, 2017
Net income (loss)	$(27,089)	$(37,269)	$14,661
Income tax (benefit) expense	1,780	706	(10,844)
Interest expense, net	4,297	4,299	4,228
Depreciation and amortization	9,693	9,173	9,100
POP display amortization	3,171	3,611	4,728
Stock-based compensation	10,337	10,011	11,875
Restructuring costs	4,016	772	1,977
Adjusted EBITDA	$6,205	$(8,697)	$35,725
The following table present a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended
(in thousands, except per share data)	September 30, 2018	June 30, 2018	September 30, 2017
Net income (loss)	$(27,089)	$(37,269)	$14,661
Stock-based compensation	10,337	10,011	11,875
Acquisition-related costs	3,363	3,334	2,141
Restructuring costs	4,016	772	1,977
Non-cash interest expense	2,036	2,018	1,836
Income tax adjustments	1,279	291	(11,341)
Non-GAAP net income (loss)	$(6,058)	$(20,843)	$21,149
Non-GAAP income (loss) per share	$(0.04)	$(0.15)	$0.15

GAAP shares for diluted net income (loss) per share	140,072	139,166	136,236
Add: effect of potentially dilutive shares	—	—	4,052
Non-GAAP shares for diluted net income (loss) per share	140,072	139,166	140,288

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
There have been no other material changes to our market risk during the nine months ended September 30, 2018. Refer to our market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk of our 2017 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of September 30, 2018. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Shareholder class action lawsuits
On January 25, 2016, a purported shareholder class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current and former directors and executive officers and underwriters of the Company’s IPO (“Defendants”). The complaint purported to bring suit on behalf of shareholders who purchased the Company’s stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with the Company’s IPO and alleged claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suit sought unspecified damages and other relief. A similar complaint was filed on May 13, 2016, and consolidated on June 7, 2016. Defendants filed a demurrer (motion to dismiss) to the consolidated action. On July 13, 2016, the court sustained the demurrer dismissing the complaint with leave to amend the complaint. The plaintiff filed an amended complaint on October 7, 2016. Defendants filed a demurrer to the amended complaint on October 28, 2016. On December 16, 2016, the court overruled the demurrer with respect to the Section 11 and 15 claims and sustained the demurrer in part and overruled the demurrer in part with respect to the Section 12(a)(2) claim. Defendants answered the amended complaint on January 3, 2017. On November 20, 2017, the parties reached an agreement in principle to settle the action. The court entered final judgment and an order granting final approval of the settlement on July 27, 2018.
On November 16, 2016, a purported shareholder class action lawsuit (the “2016 Shareholder Class Action”) was filed in the U.S. District Court for the Northern District of California against the Company and Mr. Woodman, our Chairman and CEO, Brian McGee, our CFO, and Anthony Bates, our former President (“Defendants”). The complaint purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 4, 2016. The complaint purports to allege that Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages, fees and costs. On February 6, 2017, the court appointed lead plaintiff and lead counsel. On March 14, 2017, the lead plaintiff filed an amended complaint against the Company and certain of its officers (“GoPro Defendants”) on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 8, 2016. On April 13, 2017, the GoPro Defendants filed a motion to dismiss the amended complaint. On July 26, 2017, the court denied that motion and directed plaintiff to amend its complaint to add all defendants the plaintiff intended to sue. On August 4, 2017, plaintiff filed a second amended complaint, which Defendants answered on September 8, 2017. On September 11, 2018 the parties participated in a mediation session and following the mediation reached an agreement in principle to settle the action. The settlement, which is subject to final documentation and the approval of the Court, among other conditions, will be funded entirely by the Company’s insurance carriers.
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
Beginning on January 9, 2018, the first of four purported shareholder class action lawsuits (the “2018 Shareholder Class Action”) were filed in the U.S. District Court for the Northern District of California against the Company, Mr. Woodman, and Mr. McGee. Similar complaints were filed on January 11, 2018 and January 24, 2018. On April 20, 2018, the court consolidated the four cases and appointed lead plaintiff and lead counsel. On June 18, 2018, plaintiffs filed their Consolidated Amended Complaint (the “Complaint”). The Complaint purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between November 2, 2017 and

January 5, 2018. The Complaint adds Mr. Prober, GoPro’s former COO, as a defendant (together with GoPro, Mr. Woodman and Mr. McGee (“Defendants”)), and purports to allege that Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”), asserts claims under Section 20A of the 1934 Act against Mr. Woodman and Mr. McGee, and seeks unspecified compensatory damages, fees and costs. Defendants filed a motion to dismiss the Complaint on August 17, 2018 and a hearing on the motion to dismiss is scheduled for November 5, 2018.
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
On July 30, 2018, the Company received a letter (the “De Nicola Demand”) purportedly sent on behalf of six shareholders, Giuseppe De Nicola, Junhee Lee, Alessandro Lobascio, Enechi Abolle, Joubin Hanaie, and Reid Nelson, alleging that between 2016 and 2018, the Company’s directors and officers made false and misleading statements about the Company’s business, operations and prospects. On September 4, 2018, and while the Company was still evaluating the De Nicola Demand, three of the shareholders filed an action in California Superior Court, County of San Mateo (the “De Nicola Action”). The De Nicola Action is a purported derivative action against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The complaint alleges that GoPro’s board wrongfully refused the De Nicola Demand and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste and insider selling based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Action. Plaintiffs seek corporate reforms, disgorgement of profits from stock sales, and fees and costs. The time for defendants to answer the complaint has not yet passed.
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

Item 1A. Risk Factors

The risks described in Risk Factors in our 2017 Annual Report, and as supplemented below, could materially and adversely affect our business, financial condition and results of operations. We do not believe any of the updates below constitute material changes from the risk factors previously disclosed in our 2017 Annual Report. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
Risks related to our business and industry
We may not be able to achieve revenue growth or profitability in the future.
Since 2015, our revenue has declined in each of the two succeeding years. Our historical results should not be considered as indicative of our future performance. For example, our annual revenue grew rapidly from $985.7 million in 2013 to $1.62 billion in 2015 and then declined to $1.185 billion and $1.180 billion in 2016 and 2017, respectively. In future periods, we could continue to experience declines in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results.
In addition, we incurred substantial operating losses of $126.9 million and $105.1 million for the first nine months of 2018 and 2017, respectively. We also incurred a substantial operating loss of $163.5 million and $373.0 million for the full year 2017 and 2016, respectively, as compared to operating income of $54.7 million for the full year 2015. Lower levels of revenue or higher levels of operating expense in future periods may result in additional losses or limited profitability. In the first quarter of 2018, we implemented a company-wide restructuring of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on our core hardware camera and software business. We previously implemented company-wide restructurings of our business in the first and fourth quarters of 2016, and the first quarter of 2017, in order to focus our resources on our hardware and integrated storytelling solution, and the consolidation of certain leased office facilities. We may not realize the cost savings expected from these actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our 2017 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
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
In the third quarter of 2018, we began shipping our new HERO7 line of cameras, including our newest flagship camera, HERO7 Black, which features HyperSmooth image stabilization, TimeWarp Video, live streaming, cloud connectivity, voice control and a touch display. We also began shipping our HERO7 Silver and HERO7 White cameras in the third quarter of 2018, which feature cloud connectivity, voice control and a touch display. We plan to further build upon our integrated storytelling solution in future periods, and our investments in this solution, including marketing and advertising expenses, may not successfully drive increased sales of our products and our users may not adopt our new offerings. If we are not successful in broadening our user base with our integrated solution, our future revenue growth will be negatively affected, and we may not recognize benefits from our investments in the various components of our storytelling solution, and the marketing, sales and advertising costs to promote our solution.
Our growth also depends on expanding our market with new capture perspectives, including spherical, which is a resource-intensive initiative in a highly competitive market. While we are investing resources, including in software development, sales and marketing, to reach these expanded and new consumer markets, we cannot be assured that we will be successful in doing so. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas. For example, we made significant investments in the aerial market, but decided in the first quarter of 2018 to close our aerial business in light of difficult market conditions and margin challenges. Moving forward, we expect to sell our remaining inventory of Karma drones, which may not be successful, depending on consumer demand for a product that is end of life.

To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions, product pricing and marketing.
We believe that we must continually develop and introduce new products, enhance our existing products and effectively stimulate customer demand for new and upgraded products to maintain or increase our revenue.
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. With respect to management and supply costs, we will likely be impacted by an overall worldwide increase in demand for memory products and potential allocations for such products, in addition to pricing pressure on commodity supplies such as batteries or memory. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.
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
We expect to derive the substantial majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future. A decline in the price or unit demand for these products, whether due to macroeconomic conditions including variable tariff rates, competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our HERO camera line or Fusion camera, or our inability to increase sales of these products, could materially harm our business and operating results. In addition, we have continued to drive our inventory down on our HERO6 Black, HERO5 Black and HERO cameras to support our new product launch in the Fall of 2018. If we experience delays or issues with our new product launch, this could have a material adverse effect on our business, financial condition and results of operations.
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
Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf, subject to certain approved supplier lists. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced, are currently experiencing, and may in the future, experience component shortages, and the predictability of the availability of these components may be limited.
If we lose access to components from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Developing suitable alternate sources of supply for these components may be time-consuming, difficult, and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may adversely affect our ability to meet our requirements or to fill our orders in a timely or cost-effective manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability, labor and other ethical practices, and if we seek to source materials from new suppliers, there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products.
Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the inability to execute on, a supplier roadmap for components and technologies; and natural disasters, fire, acts of terrorism or other catastrophic events.
In particular, for our camera designs, we incorporate image processors, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 image signal processor from Socionext, Inc. in our HERO7 Black and HERO6 Black cameras. We do not currently have alternative suppliers for several key components. In addition, our products also require passive components such as resistors and multi-layer ceramic capacitors which are experiencing supply shortages and lengthening lead-times within the consumer electronics industry and may impact our supply chain. In the event that any of our key suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.
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
Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our GoPro and Quik mobile and desktop editing applications and our GoPro Plus service may not be as compelling a solution as those offered by other companies, such as Apple and Google, although the Quik mobile application supports content from other platforms including content from Apple and Google. Manufacturers of smartphones and tablets, such as Apple, Google, and Samsung may continue to design them for use in a range of conditions, including challenging physical environments, and waterproof capabilities, or develop products with features similar to ours. Additionally, we are exiting the drone business given the intensely competitive market and regulatory concerns. We competed against established and start-up drone manufacturers, such as DJI Technology Co., and Parrot SA, who currently have or are attempting to gain a substantial share in the global drone market, and may decide to add adjacent products to their product roadmap, such as cameras, which could add additional competitive threats to our core businesses. Although we made significant investments in the aerial market, we decided in the first quarter of 2018 to exit our aerial products business in light of difficult market conditions, low margins and regulatory challenges. Moving forward, we expect to sell through our remaining inventory of Karma drones throughout 2018, which may not be successful, depending on consumer demand for a product that is end of life.
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
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2017, demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 28%, 46% and 27% of our 2017, 2016 and 2015 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, product sku mix, charges incurred against new products to support promotional activities, pricing pressures, supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly. In addition, we typically experience lower revenue in the first half of the year. For example, revenue of $515.1 million for the first half of 2017 decreased $266.1 million, or 34%, sequentially from $781.2 million in the last half of 2016. First half revenue comprised 44%, 34% and 48% of our annual 2017, 2016 and 2015 revenue, respectively.
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
Changes to trade policies, tariffs and import/export regulations may have an adverse effect on our business and results of operations.
The United States and other countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. We are dependent on international trade agreements and regulations. If the United States were to withdraw from or materially modify certain international trade agreements, our business and operating results could be materially and adversely affected.
We do not have internal manufacturing capabilities and rely on several contract manufacturers, located primarily in China, to manufacture our products. This concentration exposes us to risks associated with doing business globally, including risks related to changes in tariffs. The Office of the United States Trade Representative (USTR) recently identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. GoPro cameras have not been impacted by any of the recently announced Section 301 tariffs by the USTR. Any announcement by the USTR to impose tariffs on GoPro cameras could have a material adverse effect on our U.S. bound production, business and results of our U.S. operations. If these duties are imposed on our cameras, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations. Alternatively, we may seek to shift U.S. bound production outside of China, which may result in potentially significant, material costs and potential disruption to our operations as it may cause us to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations. Any shift in production outside of China may not be successful due to timing of implementing these changes, and we may not be successful in reducing our costs, or off-setting the impact of tariffs. Additionally, the current U.S. Administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the United States. Sales of our products in China are material to our business and a significant market for our revenue, and are at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our cameras.
We face substantial risks related to inventory, purchase commitments and long-lived assets, and we could incur material charges related to these items that adversely affect our operating results.
To ensure adequate inventory supply and meet the demands of our retailers and distributors, we must forecast inventory needs and place orders with our contract manufacturers and component suppliers based on our estimates of future demand for particular products as well as accurately track the level of product inventory in the channel to ensure we are not in an over or under supply situation. To the extent we discontinue the manufacturing and sales of any products or services, we must manage the inventory liquidation, supplier commitments and customer expectations. For example, in the first quarter of 2018, we exited the aerial products business, but still have inventory of our Karma drone, which we plan to continue to sell throughout 2018 and support for the life of that product line. Also, in the fourth quarter of 2015, the first quarter of 2016, and the fourth quarter of 2017, we recorded product charges of $57 million, $8 million, and $5 million, respectively, for excess purchase order commitments, excess inventory, and obsolete tooling, relating to the end-of-life of our former entry-level HERO product that was introduced in 2014, slower than anticipated overall demand, and for excess inventory relating to the end-of-life of our REMO accessory.
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
Our success will depend in part upon our ability to manage our operating expenses effectively. We incurred significant operating losses in 2017 and 2016 and, as of September 30, 2018, we had an accumulated deficit of $600.7 million. Beginning in March 2016 through the first quarter of 2018, we implemented global reductions-in-force and other restructuring actions to reduce our future operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions. Aggregate charges for employee terminations and the timing to recognize these charges and other costs associated with the restructuring, including the estimates of related cash expenditures made in connection with the restructuring, may exceed estimated and disclosed amounts and may not lead to improvements in results of operations at expected levels.
We will need to continue to improve our operational, financial and management controls, reporting processes and procedures, and financial and business information systems. We are also investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. If we are unable to operate efficiently and manage our costs, we may continue to incur significant losses in the future and may not be able to achieve or maintain profitability.
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
An economic downturn or economic uncertainty in our key U.S. and international markets, as well as fluctuations in currency exchange rates may adversely affect consumer discretionary spending and demand for our products.
Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, tax rates, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, and levels of unemployment. The substantial majority of our sales occur in U.S. dollars and an increase in the value of the dollar against the Euro and other currencies could increase the real cost to consumers of our products in those markets outside the United States. For example, in countries where we sell in local currency, we are subject to exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less favorable to the consumer. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our products resulting in consumer demand for our products that may not reach our sales targets. Strengthening of the U.S. dollar and/or weakness in the economies of Euro zone countries could adversely impact sales of our products in the European region, which would have a material negative impact on our future operating results. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and operating results.
Our international business operations account for a significant portion of our revenue and operating expenses and are subject to challenges and risks.
Revenue from outside the United States comprised 55%, 53% and 52% of our revenue in 2017, 2016 and 2015, respectively, and we expect international revenue to continue to be significant in the future. Further, we currently have foreign operations in Australia, China, France, Germany, Hong Kong, Netherlands, Philippines, Romania and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:

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
In 2016, we launched GoPro Care, a fee-based service that offers a range of support options to our consumers, including extended warranty and accidental damage coverage in the United States, and expanded GoPro Care internationally. In the United States, we also offer GoPro Plus which has a “You Break It, We Replace It” camera replacement benefit as part of the monthly subscription. Accidental damage coverage and extended warranties are regulated in the United States on a state level and are treated differently by state. Additionally, outside the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer GoPro Care in compliance with any similar laws adopted in other jurisdictions. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, located primarily in China, to manufacture our products. We cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. We also rely on a number of supply chain partners to whom we outsource activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. Our supply chain partners are located in China, Czech Republic, Hong Kong, Netherlands, Singapore and a number of other countries in Europe and the Asia Pacific region. Our manufacturers and supply chain partners may experience disruptions in their operations due to equipment breakdowns, adding lines in a different country, labor strikes or shortages, natural disasters, component or material shortages, cost increases or other similar problems. Further, in order to minimize their inventory risk, our manufacturers might not order components from third-party suppliers with adequate lead time, thereby affecting our ability to meet our demand forecast. Therefore, if we fail to manage our relationship with our manufacturers and supply chain partners effectively, or if they experience operational difficulties, our ability to ship products to our retailers and distributors could be impaired and our competitive position and reputation could be harmed.
In the event that we receive shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards, and we are not able to obtain replacement products in a timely manner, we risk revenue losses from the inability to sell those products, increased administrative and shipping costs, and lower profitability. Additionally, if defects are not discovered until after consumers purchase our products, they could lose confidence in the technical attributes of our products and our business could be harmed. For example, in the first quarter of 2018, we decided to end the life of our REMO accessory due to issues related to battery performance.
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
We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery and anti-corruption laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically expands our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot be assured that our employees or other agents will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act. While we have compliance programs, they may not be effective to prevent violations from occurring and employees may engage in prohibited conduct nonetheless. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery or anti-

corruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our 2017 Annual Report for the year ended December 31, 2017 in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation, stock-based compensation expense, warranty reserves, goodwill and acquired intangible assets, and accounting for income taxes including deferred tax assets and liabilities.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $4.53 to $93.85 per share through September 30, 2018. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are a defendant in several shareholder class action lawsuits as well as derivative lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Legal Proceedings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of unregistered securities. In accordance with the terms of a share purchase agreement, between us and Skybotix AG dated July 21, 2015, on July 25, 2018, we issued 18,444 restricted shares of our Class A common stock to the former shareholders of Skybotix AG for an aggregate offering price of $0.1 million. Such shares were issued in reliance on the exemption from registration under Regulation S promulgated under the Securities Act of 1933, as amended (Securities Act) as all shares were issued in offshore transactions and no directed selling efforts were made in the United States by us as the issuer, a distributor, or any affiliates or other person acting on our behalf. All such shares were issued with a restrictive legend and may only be resold pursuant the resale restrictions set forth in Regulation S and/or Rule 144 under the Securities Act. Pursuant to the terms of the share purchase agreement, shares are to be issued to such former shareholders in three annual tranches. The first tranche of 18,441 shares of our Class A common stock was issued in July 2016 and the second tranche of 18,441 shares of our Class A common stock was issued in July 2017. The third tranche of 18,444 shares of Class A common stock issued in July 2018 represents the final issuance to all former shareholders under the share purchase agreement.
Issuer purchases of equity securities. No shares of our Class A or Class B common stock were purchased by the Company during the third quarter of 2018.

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

GoPro, Inc.
(Registrant)

Dated:	November 1, 2018	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	November 1, 2018	By: /s/ Brian McGee
Brian McGee Chief Financial Officer (Principal Financial Officer)