Form 10-K
period 2018-12-31
GoPro, Inc.
filed 2019-02-15
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.    Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $724,660,000 based upon the closing price reported for such date on The Nasdaq Global Select Market.
As of January 31, 2019, 114,352,049 and 35,897,231 shares of Class A and Class B common stock were outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

GoPro, Inc.

PART I
Special note regarding forward-looking statements
This Annual Report on Form 10-K of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “continue,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified under Item 1A Risk Factors. Forward-looking statements include plans to expand and improve product offerings in Item 1 Business and other sections of this Annual Report on Form 10-K, projections of results of operations, and any discussion of the trends and other factors that drive our business and future results in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Annual Report on Form 10-K including but not limited to Item 1A Risk Factors. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Annual Report on Form 10-K to reflect future events or developments.
Item 1. Business
Overview
GoPro helps its consumers capture and share their experiences in immersive and exciting ways. Our cameras, and mountable and wearable accessories have generated substantially all of our revenue and are sold globally through retailers, wholesale distributors and on our website.
Our product offerings include the following:

•
HERO7 is our cloud-connected line of durable, waterproof cameras launched in the Fall of 2018, featuring image stabilization, telemetry, cloud connectivity and voice control. Our HERO7 Black camera features HyperSmooth image stabilization, which makes it easy to capture professional-looking gimbal-like stabilized videos without a gimbal, TimeWarp Video, which applies a high-speed, ‘magic-carpet-ride’ effect to videos, live streaming, which enables users to share content in real time to Facebook, Twitch, YouTube, Vimeo and other platforms internationally, and improved audio. Our HERO7 Black camera is powered by GoPro’s custom-designed GP1 processor and is the most powerful and performance featured GoPro camera to date. We also began shipping our HERO7 Silver and HERO7 White cameras in 2018, which feature advanced stabilization, cloud connectivity, voice control and a touch display. We offer many professional-grade features with our current good-better-best camera offering with HERO7 White, HERO7 Silver and HERO7 Black cameras. Our cameras are compatible with our ecosystem of mountable and wearable accessories, and feature automatic uploading capabilities for photos and videos to GoPro Plus, our premium cloud-based storage solution.

•
Fusion is our 360-degree waterproof spherical camera which can shoot in 5.2K at 30 frames per second and features time lapse modes. Additionally, our latest firmware update enabled Fusion to also shoot in 5.8K at 24 frames per second for film and television production professionals. Using our GoPro App, a mobile user can preview live shots, stitch, trim and share content directly from their mobile device. The GoPro App’s OverCapture feature allows the user to re-frame and save traditional fixed-perspective videos “punched out” or extracted from a 360-degree video source file.

•
GoPro Plus is our premium cloud-based storage solution that enables subscribers to easily access, edit and share content. GoPro Plus includes unlimited cloud storage supporting source video and photo quality. The subscription service also includes discounts on accessories and in the United States, camera replacement and damage protection. All of our HERO5 and newer cameras can automatically upload new photos and videos to a subscriber’s GoPro Plus account at the highest possible quality.

•	Quik is our primary mobile editing app that makes it simple to create stunning edits on a smartphone. Our Quik desktop app provides expanded editing options for power users.

•
GoPro App is a mobile app that allows users to preview and play back photos and videos, control their GoPro cameras and share content on the fly using their smartphones. Included in the GoPro App is GoPro QuikStories, a mobile experience that seamlessly copies a user’s GoPro photos and video clips to his or her smartphone and transforms them into a ready-to-share video. GoPro QuikStories makes it simple to automatically create shareable video edits complete with music, effects and transitions.

•	Karma Grip is a handheld or body-mountable camera stabilizer that makes it easy to capture zero-shake, smooth video.
We also offer a full ecosystem of mountable and wearable accessories. See Products for additional information.
We believe our investments in hardware, cloud and mobile solutions have yielded a solid foundational experience for consumers that we will continue to build upon in 2019.
Our strategy
Helping our consumers capture and share their experiences in immersive and exciting ways is at the core of our business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. When consumers use our products and services, they often generate and share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth will be driven by the introduction of new cameras, accessories, software applications, subscription offerings and value-driven pricing. We believe new camera features drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Key components of our 2019 strategy and beyond include the following:
Increase profitability through improved efficiency, lower costs and better execution. We plan to continue to operate at a similar expense level in 2019 from 2018, while investing in awareness, demand generation and our future roadmap. We incurred material operating losses in 2018, 2017 and 2016 and our future success will depend, in part, upon our ability to manage our operating expenses effectively. In 2018, 2017 and 2016, we implemented company-wide restructurings of our business resulting in reductions-in-force, the elimination of several high-cost initiatives (including the closure of our entertainment group and our exit from the aerial market) and the consolidation of certain leased office facilities around the globe, in order to improve efficiencies and focus our resources on our hardware and software integrated storytelling solutions. (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding restructuring charges in 2018, 2017 and 2016.) The actions taken reduced our 2018 operating expenses by $92.6 million from 2017 and reduced our 2017 operating expenses by $286.9 million from 2016.
Attract, engage and retain top talent. In every area of our company, we want to retain employees committed to growing GoPro through great ideas and innovation. We plan to do this by leveraging our strong brand recognition, unique culture, competitive compensation and benefits as well as our strong commitment to our Diversity, Inclusion and Belonging initiative. GoPro’s culture has been central to our ability to attract top talent. We hope to maintain this with events and programs that engage our people such as our Live It initiative that encourages employees to dedicate time each week to use GoPro products to gain an authentic understanding of the GoPro user experience. The hallmark of the GoPro employment brand is a closely-knit community, referred to as the GoPro Family, who work collaboratively in a lively workplace and are supported by competitive compensation and benefits, growth opportunities and engaging programs to boost professional development.
Focus on our ecosystem to eliminate friction from the customer experience. We believe eliminating the pain points involved in managing content and producing and sharing immersive experiences delivers on the promise of the GoPro experience for our target customers. Our cloud-connected HERO7, HERO6 and HERO5 cameras, GoPro Plus service, and apps work together to enable an ecosystem that allows users to capture, edit and share those experiences on a mobile device and easily back-up the content in the cloud. We believe the auto-upload and voice control features of these cameras provide game-changing experiences for consumers that we intend to continue to build upon with our next-generation cameras. Our Quik editing app and GoPro App enable users to quickly produce high-quality videos that are fun to create and easy to share across multiple platforms. We are focused on enhancing our software and services offerings, including simplified solutions that automate editing on-the-go, provide flexibility and creativity, and improve and simplify content transfer from GoPro cameras to mobile devices. We remain focused on making the smartphone a key component in the GoPro user experience.
Expand the value and awareness of our Plus subscription offerings. Since its launch in 2016, our subscription service, GoPro Plus, has steadily grown to more than 200,000 paying subscribers. GoPro Plus includes unlimited storage of original quality videos and photos, discounts on mounts and accessories, and in the United States, includes camera replacement and damage protection. We plan to continue growing our Plus business in 2019 by providing additional value and differentiated offerings, while refining and increasing our marketing efforts to drive awareness and more deeply engage our large consumer base.
Launch products that better serve our target customer segments. We believe that once consumers enter GoPro’s product ecosystem, many become repeat purchasers, upgrading to our newest products with enhanced features or purchasing other products at compelling price points. In an effort to continue inspiring upgraders and attract new consumers into our ecosystem, we plan to design and market innovative, easy-to-use products and services that will appeal directly to our target audience of active people who are passionate about capturing their experiences.
Refine marketing to grow our brand and target-customer relevance globally. In 2018, we increased GoPro’s marketing investment to drive a consistent, annual cadence of awareness and better capitalize on the launch of new products and services. With a deeper understanding of our target segments, we plan to continue to broaden the awareness of our solutions and drive an understanding of product innovations to increase new user adoption and inspire upgrades. We believe that international markets continue to represent a significant growth opportunity for GoPro. We will continue to increase our global presence through the active promotion of our brand, the creation and cultivation of regional strategic and marketing partnerships, the expansion of localized products in international markets with region specific marketing, and an investment focus on the biggest opportunities.
Optimize analytics and customer understanding to enable better business planning. Our increased commitment to and investment in customer research and analytics was fundamental to our strategy in 2018, allowing us to better manage and improve the predictability of our business, and design better products and services that provide the best value and solutions for our customers. We plan to further leverage analytics and integrate a deeper understanding of our target customers across the business to optimize the next generation of our products and go-to-market strategies.
In addition to the key components of our 2019 strategy and beyond, we will seek to leverage our brand strength and product expertise to drive a hardware upgrade cycle for our users, opportunistically enter complementary new device categories and continue to develop spherical-capture/virtual reality products. With our robust ecosystem of mounts and accessories, GoPro products allow our users to live the moment they wish to capture without having to step outside of that moment to capture it.
Products
Cameras. We offer a good-better-best camera line-up that includes our cloud connected HERO7 White, HERO7 Silver and HERO7 Black cameras. We also offer Fusion, our 360-degree spherical camera. HERO7 White, HERO7 Silver, HERO7 Black and Fusion cameras are durable, waterproof (without a housing), come with select mounting accessories, and have built-in Wi-Fi and Bluetooth providing connectivity with a mobile device to enable remote control, content viewing, editing and sharing functionality. Our HERO7 Black and HERO7 Silver cameras can shoot video in 4K at 60 and 30 frames per second, respectively, and Fusion shoots video in 5.2K at 30 frames per second in 360-degrees. Our latest firmware update also enabled Fusion to shoot in 5.8K at 24 frames per second for film and television production professionals. All of our current cameras feature multi-language voice and contextual control, electronic image stabilization, simplified user experience, and the ability to auto-upload photos and videos to GoPro Plus via Wi-Fi for easy access and editing with our apps. HERO7 Black, HERO7 Silver and Fusion also feature GPS and additional sensors that capture location, elevation, speed and G-force loads.
Mounts and accessories. We offer a wide range of mounts and accessories, either bundled with a camera or sold separately, that enhance the functionality and versatility of our products, and enable our consumers to capture their experiences during a variety of activities or moments from different viewpoints. Our equipment-based mounts include helmet, handlebar, roll bar and tripod mounts. Our 3-way mount is a 3-in-1 mount that can be used as a camera grip, extension arm or tripod, and our floating mounts such as the Handler, and Bite Mount + Floaty, allow our cameras to float in water. We also enable consumers to wear mounts on their bodies with the use of our wrist housing, chest harness and head strap. Additionally, we offer colored camera sleeves, spare batteries, dive filters and charging accessories and cables to connect our GoPro cameras to computers, laptops and television monitors. Our accessories expand the features, versatility and convenience of our cameras.
Applications. We offer mobile and desktop applications to all consumers at no charge that help our users manage, edit, view and share their content. Our GoPro App allows users to control their GoPro in addition to downloading, playback, and sharing their content on the fly using their smartphones. Additionally, by using our Fusion camera together with our GoPro App’s OverCapture feature, users can re-frame and save traditional fixed-perspective videos “punched out” or extracted from a 360-degree video source file. From the Quik mobile app, users can automatically create and share QuikStories from their smartphone or GoPro content. With QuikStories, content transforms into a seamless video automatically, utilizing machine learning and computer vision to pick and frame the footage. Quik for desktop automatically imports content from a GoPro camera and makes it simple for users to create awe-inspiring videos synced to music with just a few clicks of the mouse.
Services. GoPro Plus is a cloud-based subscription service that offers a range of premium benefits to our consumers, including damage protection and camera replacement in the United States, easy auto-upload from a GoPro camera to the cloud for on-the-go access, storage of unlimited photos and videos, editing and sharing using a smartphone and the Quik app, an expanded library of soundtracks, premium support, and exclusive discounts on mounts and accessories. We had more than 185,000 paying subscribers as of December 31, 2018, which has subsequently increased to more than 200,000 paying subscribers as of February 12, 2019. GoPro Care is a fee-based service that offers a range of support options to our customers, including extended warranty and accidental damage coverage. Revenue earned to date from GoPro Plus and GoPro Care was not material to our results.
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
Segment information and geographic data
We operate as one reportable segment. Financial information about geographic areas is presented in Note 12 Concentrations of risk and geographic information, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
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
Our engineering team supports the development of cameras, related mounts and accessories, firmware and software. Our hardware engineering team is responsible for developing technologies to support the concepts developed by our product team. These core technologies include GoPro’s custom designed GP1 processor, which allows cameras to perform advanced image computation and provides unparalleled image quality and next-level image stabilization, new image silicon processors, image sensors and lenses, as well as the core algorithms that enable the systems to operate and provide optimal performance and features. Our hardware engineering team also integrates these innovations and firmware into our product designs and develops our cameras, mounts and accessories.
Our software engineering team develops applications that enhance the functionality of our products and facilitate the management, editing, sharing and viewing of content. These applications are being developed for mobile, desktop and web-based platforms. Our core technologies include rendering engines to enable smooth video playback and editing, algorithms for moment identification, automatic story creation as well as cloud-based media storage, analysis and playback.
Manufacturing, logistics and fulfillment
Our products are designed and developed in the United States, France, China and Romania, and a significant majority of our manufacturing is outsourced to contract manufacturers located in China, Japan, Malaysia, and Vietnam. In 2019, we plan to move most of our United States bound camera production from China to Mexico, including final pack-out of some of our finished products, a change catalyzed by tariff-related concerns. We expect the relocation will be cost neutral as we own our production equipment and relocating may provide potential efficiencies in our supply chain. We believe that using outsourced manufacturing enables greater scale and flexibility than establishing our own manufacturing facilities. Several key strategic parts are purchased from suppliers by us and then consigned to our manufacturers, while the vast majority of parts are procured directly by our contract manufacturers. Our strategic commodities team manages the pricing and supply of the key components of our cameras, including digital signal processors, sensors and lenses, and we leverage their expertise to achieve competitive pricing on the largest value-add components and leverage our contract manufacturers’ volume purchases for best pricing on common parts.
We have third-party facilities in Southern China for final pack-out of our finished products. Finished products are consolidated in Hong Kong and then shipped to fulfillment centers in California, Kentucky, Netherlands, Hong Kong and Singapore that deliver our products to our customers. Cameras are typically air freighted while accessories are shipped via ocean freighter from our consolidation facility in Hong Kong to our fulfillment centers. Our fulfillment strategy allows us to reduce shipping costs, reduce custom levies and improve inventory flexibility.
Sales channels and customers
We offer our products in over 30,000 retail outlets and in over 100 countries through our direct sales channel and indirectly through our distribution channel. In 2018 and 2017, our direct sales accounted for 48% and 54% of our revenue, respectively, and our distributors accounted for 52% and 46% of our revenue, respectively.
Direct sales
We sell directly to most of our retailers in the United States, some of our retailers in Europe and to consumers worldwide through our e-commerce channels.

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
Big box retailers. We sell to large retailers with a national presence, including Amazon.com, Inc., Best Buy, Inc., Target Corporation, Wal-Mart, Inc., Dixons Carphone and Fnac. We support these retailers with a dedicated and experienced sales management team that we believe enables us to reduce channel conflict.
Mid-market retailers. We also sell to retailers with a large regional or national presence, often focused on specific verticals such as consumer electronics, sporting goods, military, hunting and fishing, and motorsports. In the United States, we sell directly to these mid-market retailers through our experienced sales teams assigned to particular accounts and regions.
E-commerce channel. We sell our full line of products to consumers worldwide through our online store at gopro.com, which we market through online and offline advertising. Sales through gopro.com were less than 10% of our total revenue for 2018, 2017 and 2016.
Distribution
We sell to over 55 distributors who resell our products to retailers in international and domestic markets. We have dedicated sales personnel focused on providing a high level of service to these distributors, including assisting with product mix planning, channel marketing and in-store merchandising, development of marketing materials, order assistance and educating the distributors’ sales personnel about GoPro products.
In-store merchandising
Our in-store merchandising strategy focuses on our iconic GoPro-branded, video-enabled point of purchase (POP) merchandising displays that are located in nearly all retail outlets where our products are sold. These displays showcase GoPro videos and present our product ecosystem in a customer-friendly manner. Our larger retailers help us represent a broader range of GoPro products due to their in-store deployment of our larger and custom POP displays. We have been successful working with our retailers to further expand the footprint of our POP displays within existing stores. As of December 31, 2018 and 2017, we had approximately 29,000 POP displays in retail outlets worldwide.
Marketing and advertising
Our marketing and advertising programs are focused on engaging consumers by exposing them to compelling GoPro content and educating them about new hardware features as well as the power of our solutions for software editing (mobile and desktop applications) and content management (GoPro Plus). We believe this approach enhances our brand while demonstrating the performance, durability and versatility of our products. Our marketing and advertising efforts span a wide range of consumer interests and leverage both traditional consumer marketing and lifestyle marketing strategies.

Consumer marketing. Social media plays an important role in our consumer marketing strategy. Our consumers capture and share personal GoPro content on social media and content sharing platforms like Facebook, Instagram, Pinterest, Twitter, Vimeo and YouTube. In 2018, we gained 3.3 million new followers to our social accounts for a lifetime total of 38.4 million followers. Of the 3.3 million new followers on our social accounts, 1.9 million were on Instagram, resulting in a lifetime total of 16.7 million on Instagram. To date, we have reached 2.3 billion views on YouTube. Additionally, our latest GoPro HERO7 launch video ranked in the top 10 Google ad leaderboard in September 2018. We also integrate user-generated content and GoPro originally produced content into advertising campaigns across various platforms including print, online, billboards and other out of home advertising, and at consumer and trade facing events. This content also supports our in-store channel marketing efforts, appearing on our POP displays and other in-store marketing materials. We continue to believe GoPro content remains a significant asset that builds awareness for our brand and products.
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
We compete against established, well-known camera manufacturers such as Canon Inc. and Nikon Corporation, as well as large, diversified electronics companies such as, Samsung Electronics Co. and Sony Corporation and specialty companies such as Garmin Ltd., the Ricoh Company, Ltd. and Shenzhen Arashi Vision Co., Ltd. We believe we compete favorably with these companies’ products. Our durable and versatile product design facilitates increased functionality and wearability and we offer a variety of mounts and other accessories that enable a wide range of consumer use cases that are difficult for other competing products to address. Further, we offer many professional-grade features within our camera and spherical product offerings at attractive consumer price points, including our SuperView mode, which allows a user to capture an immersive wide-angle perspective, super high-resolution video capability, voice control features, image stabilization, and for our 360 experience, OverCapture, which allows a Fusion user to capture content from every angle. We also provide users with a suite of free mobile and desktop applications that enhance the overall GoPro experience. Moreover, we believe we have achieved significant brand recognition in our target vertical markets. We believe our years of experience working with active and influential consumers contributes to our ability to develop attractive products and establishes the authenticity of our brand, thereby differentiating us from current and potential competitors.
Smartphones and tablets with photo and video functionality have significantly displaced the market for traditional camera sales, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our Quik mobile and desktop editing applications, our GoPro App and our GoPro Plus service may not be as compelling a solution as those offered by other companies, such as Apple, Inc. and Google, although the Quik mobile application supports content from other platforms including content from iOS and Android. Also, it is possible that, in the future, the manufacturers of such devices, such as Apple, Google and Samsung, may continue to design their products for use in a range of conditions, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours. In addition, new companies may emerge and offer competitive products directly in our category.

Intellectual property
Intellectual property is an important aspect of our business, and our practice is to seek protection for our intellectual property as appropriate. Our trademarks, including “GOPRO,” “HERO,” “SESSION” and the GoPro logos, among others, are a critical component of the value of our business. In addition, we hold many issued and pending utility and design patents for innovations that help our consumers capture, create and share their content using our cameras, drones, mounts, accessories and software. Our patents cover areas that include physical structures, image processing, operational firmware and software, post-processing software, distribution software, mount and accessory structures, as well as the ornamental aspects of our hardware and software products. As of December 31, 2018, we had approximately 510 issued patents and 436 patent applications pending in the United States, and 283 corresponding issued patents and 108 patent applications pending in foreign countries. Our issued United States patents will expire approximately between 2024 and 2036 and our issued foreign patents will expire approximately between 2022 and 2042. We cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantage or will not be challenged by third parties. We continually review our development efforts to assess our innovations, including their patentability. We take active measures to protect our intellectual property against unauthorized third-party use, including misuse of our patents, copyrights, trademarks and other proprietary rights.
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
Employees
As of December 31, 2018, we had 891 employees. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages.
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
We have registered and applied to register a number of trademarks with the United States Patent and Trademark Office and the trademark offices of other countries including “GOPRO,” “HERO,” “SESSION” and the GoPro logos. This Annual Report on Form 10-K also includes references to trademarks and service marks of other entities, and those trademarks and service marks are the property of their respective owners.
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

Item 1A. Risk Factors

You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K before making an investment decision. The risk factors below do not identify all risks that we face;

our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
Risks related to our business and industry
We may not be able to achieve revenue growth or profitability in the future.
Our historical results should not be considered as indicative of our future performance. For example, our annual revenue grew rapidly from $985.7 million in 2013 to $1.62 billion in 2015 and then declined to $1.148 billion, $1.180 billion and $1.185 billion in 2018, 2017 and 2016, respectively. In future periods, we could continue to experience declines in revenue, or revenue could grow more slowly than we expect, which could have a material negative effect on our future operating results.
In addition, we incurred substantial operating losses of $94.0 million, $163.5 million and $373.0 million for 2018, 2017 and 2016, respectively, as compared to operating income of $54.7 million for 2015. Lower levels of revenue or higher levels of operating expense in future periods may result in additional losses or limited profitability. In the first quarter of 2018, we implemented a company-wide restructuring of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on our core camera, cloud and software, and services businesses. We previously implemented company-wide restructurings in the first and fourth quarters of 2016, and the first quarter of 2017, in order to focus our resources on our hardware and integrated storytelling solutions, and the consolidation of certain leased office facilities. We may not continue to realize the cost savings expected from these actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Annual Report on Form 10-K for the year ended December 31, 2018, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Our future growth depends in part on further penetrating our total addressable market, and we may not be successful in doing so.
Our growth historically has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. We believe that our future growth depends on continuing to reach and expand our core community of users, followers and fans, and then utilizing that energized community as brand ambassadors to an extended community. We believe that in order to expand our market, we must provide both innovative and easy-to-use products, as well as intuitive and simple software tools that enable effortless sharing of content, with the smartphone central to the GoPro experience. While we believe our subscription services will increase our total addressable market, we cannot be certain that these efforts will be successful. We may not be able to expand our market through this strategy on a timely basis, or at all, and we may not be successful in providing tools that our users adopt or believe are easy to use.
We plan to further build upon our integrated storytelling solutions, such as our Quik mobile application, HERO7 line of cameras and GoPro Plus subscription solution in future periods, and our investments in this solution, including marketing and advertising expenses, may not successfully drive increased sales of our products and our users may not adopt our new offerings. If we are not successful in broadening our user base to reach more of our core customers with our integrated solutions, our future revenue growth will be negatively affected, and we may not recognize benefits from our investments in the various components of our storytelling solutions, and the marketing, sales and advertising costs to promote our solution.
Our growth also depends on expanding our market with capture perspectives, including spherical, which is a resource-intensive initiative in a highly competitive market. While we are investing resources, including in software development, sales and marketing, to reach these expanded and new consumer markets, we cannot be assured that we will be successful in doing so. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas. For example, we made significant investments in the aerial market, but decided in the first quarter of 2018 to close our aerial business in light of difficult market and regulatory conditions, and margin challenges.

To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions, product pricing and marketing.
We believe that we must continually develop and introduce new products, enhance our existing products and effectively stimulate customer demand for new and upgraded products to maintain or increase our revenue.
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction. With respect to management and supply costs, we may be impacted by heightened demand for specialty memory, components and batteries that are not supported by our manufacturing partners. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.
In addition, the introduction or announcement of new products or product enhancements may shorten the life cycle of our existing products or reduce demand for our current products, thereby offsetting any benefits of successful product introductions and potentially lead to challenges in managing inventory of existing products. For example, in 2017, the introduction of the HERO6 Black camera at $499, while keeping the price point of the HERO5 Black camera at $399, negatively affected consumer demand for HERO5 Black, and we ultimately reduced the price of HERO5 Black to increase channel sell through rates. The HERO5 Black price adjustment had a cascading effect that resulted in price reductions for HERO5 Session and ultimately HERO6 Black cameras. Reduced product margins resulting from lower price point products may decrease the number of retailers willing to offer and promote our product lineup. Failure to manage and complete product transitions effectively or in a timely manner could harm our brand and lead to, among other things, lower revenue, excess prior generation product inventory, or a deficit of new product inventory and reduced profitability. For example, as a result of reducing the price of our HERO5 Black cameras in December 2017 and HERO6 Black cameras in January 2018, we incurred price protection and marketing development funds charges which resulted in a reduction in our revenue, gross margins and operating profits.
Additionally, our brand and product marketing efforts are critical to stimulating consumer demand. We market our products globally through a range of advertising and promotional programs and campaigns, including social media. If we do not successfully market our products or plan the right promotions for the right products at the right time, the lack of success or increased costs of promotional programs could have an adverse effect on our business, financial condition and results of operations.
We depend on sales of our cameras, mounts and accessories for substantially all of our revenue, and any decrease in the sales or change in sales mix of these products would harm our business.
We expect to derive the substantial majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future. A decline in the price or unit demand for these products, whether due to macroeconomic conditions including variable tariff rates, competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our HERO camera line or Fusion camera, or our inability to increase sales of these products, could materially harm our business and operating results. Further, any delays or issues with our new product launches could have a material adverse effect on our business, financial condition and results of operations.
While we have developed and released products and services to add to our offerings, we may not be successful in achieving future revenue growth driven by newly released products and services. For example, we promoted GoPro Plus, our subscription service in connection with our HERO7 camera lineup, to allow consumers to auto upload content to the cloud and make edits with our Quik storytelling solution. If all the components of the storytelling solutions do not work together seamlessly or our users do not adopt them, they may not drive camera sales and our operating results could be adversely affected. In addition, we continue to expend resources to develop a solution for editing and sharing software to deliver and experience spherical content. If the software does not function as expected or users do not adopt our solution, sales of our spherical camera may be negatively affected. We cannot be assured that our investments in the development of software-related products and services will result in either increased revenue or profit. Changes in product mix may harm our financial results. If there is a shift in consumer demand from our higher-priced to lower-priced cameras without a corresponding increase in units sold, our revenues and gross profit could decrease and losses could increase.
As a result, our future growth and financial performance may continue to depend heavily on our ability to develop and sell enhanced versions of our cameras, mounts and accessories. If we fail to deliver product enhancements, new releases or new products and services that appeal to consumers, our future financial condition, operating results and cash flows will be materially affected. Product introductions may not always be successful and could be costly to develop and exit if ultimately unsuccessful. For example, we invested significant resources in development, marketing and support for the launch of our Karma drone, which we subsequently determined faced margin challenges and other obstacles, and we exited the aerial business in 2018.
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
Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable.
If we lose access to components from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Developing suitable alternate sources of supply for these components may be time-consuming, difficult and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may adversely affect our ability to meet our development requirements or to fill our orders in a timely or cost-effective manner. Identifying a suitable supplier is an involved process that requires us to become satisfied with the supplier’s quality control, responsiveness and service, financial stability, labor and other ethical practices, and if we seek to source materials from new suppliers, there can be no assurance that we could do so in a manner that does not disrupt the manufacture and sale of our products.
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
If we are unable to anticipate consumer preferences and successfully develop desirable products and solutions, we may not be able to maintain or increase our revenue and achieve profitability.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications and other new products and services. Our research and development expense was $167.3 million, $229.3 million and $358.9 million for 2018, 2017 and 2016, respectively. We expect that our research and development expenses will continue to be substantial in 2019, and increase compared to 2018 as we develop innovative technologies. Our more limited research and development investment priorities in 2019 may require us to forego investment in certain products or features which might have been successful had we invested in them, and we may not choose the right features, products, or services to update or enhance. Unanticipated problems in developing products could also divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can. New entrants also enter our category from time-to-time. These market factors could result in a loss of our market share and a decrease in our revenue and profitability.
The market for cameras is highly competitive. Further, competition has intensified as new market entrants and existing competitors have introduced new products and more competitive offerings into our markets. Increased competition and changing consumer preferences may result in pricing pressures, reduced profit margins and may impede our ability to continue to increase the sales of our products or cause us to lose market share, any of which could substantially harm our business and results of operations.
We compete against established, well-known camera manufacturers such as Canon Inc. and Nikon Corporation, as well as large, diversified electronics companies such as Samsung Electronics Co. and Sony Corporation, and specialty companies such as Garmin Ltd., the Ricoh Company, Ltd. and Shenzhen Arashi Vision Co., Ltd. Many of our competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. Additionally, many of our existing and potential competitors enjoy substantial competitive advantages, such as longer operating histories; the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products; broader distribution and established relationships with channel partners or vertically integrated business units; access to larger established customer bases; greater resources to make acquisitions; larger intellectual property portfolios; and the ability to bundle competitive offerings with other products and services. Further, new companies may emerge and offer competitive products directly in our category. We are aware that certain companies have developed cameras designed and packaged to appear similar to our products, which may confuse consumers or distract consumers from purchasing GoPro products.

Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our GoPro and Quik mobile and desktop editing applications and our GoPro Plus service may not be as compelling of a solution as those offered by other companies, such as Apple and Google, although the Quik mobile application supports content from other platforms including content from iOS and Android. Manufacturers of smartphones and tablets, such as Apple, Google and Samsung may continue to design their products for use in a range of conditions, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours.
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
Since March 2016, we have implemented four global reductions-in-force and other restructuring actions to reduce our operating expenses. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions could have an adverse effect on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer.
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources than we do. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during 2018, our closing stock price ranged from a high of $7.57 in the first quarter to a low of $4.04 in the fourth quarter. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2018, demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 33%, 28% and 46% of our 2018, 2017 and 2016 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, product mix, charges incurred against new products to support promotional activities, pricing pressures, supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly. In addition, we typically experience lower revenue in the first half of the year. For example, revenue of $485.0 million for the first half of 2018 decreased $179.6 million, or 27%, sequentially from $664.6 million in the last half of 2017. First half revenue comprised 42%, 44% and 34% of our annual 2018, 2017 and 2016 revenue, respectively.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, located primarily in China to manufacture our products. Our contract manufacturer locations expose us to risks associated with doing business globally, including risks related to changes in tariffs. Additionally, the current United States administration continues to signal that it may continue to alter trade agreements and terms between China and the United States, including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the United States. The Office of the United States Trade Representative (USTR) recently identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. GoPro cameras have not been impacted by any of the recently announced Section 301 tariffs by the USTR. Any announcement by the USTR to impose tariffs on GoPro cameras could have a material adverse effect on our United States bound production, business and results of our United States operations. If these duties are imposed on our cameras, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations. Currently we are shifting most of our United States bound camera production outside of China in the first half of 2019 to Mexico, which may result in potentially significant material costs and potential disruption to our operations as it may cause us to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations. Shifting United States bound camera production to Mexico may not be successful due to timing of implementing these changes, and we may not be successful in reducing our costs, or off-setting the impact of tariffs due to other potential tariffs. Additionally, we may not succeed at lowering potential tariff rates on United States bound production manufactured in Mexico due to the ongoing negotiations and congressional confirmation of the United States Mexico Canada Agreement. Sales of our products in China are material to our business and a significant market for our revenue, and are at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our cameras.
We face substantial risks related to inventory, purchase commitments and long-lived assets, and we could incur material charges related to these items that adversely affect our operating results.
To ensure adequate inventory supply and meet the demands of our retailers and distributors, we must forecast inventory needs and place orders with our contract manufacturers and component suppliers based on our estimates of future demand for particular products as well as accurately track the level of product inventory in the channel to ensure we are not in an over or under supply situation. To the extent we discontinue the manufacturing and sales of any products or services, we must manage the inventory liquidation, supplier commitments and customer expectations. For example, in 2018, we exited the aerial products business, but still had inventory of our Karma drone, which we sold throughout 2018. Also, in the fourth quarter of 2015, the first quarter of 2016, and the fourth quarter of 2017, we recorded product charges of $57 million, $8 million, and $5 million, respectively, for excess purchase order commitments, excess inventory, and obsolete tooling, relating to the end-of-life of our former entry-level HERO product that was introduced in 2014, slower than anticipated overall demand, and for excess inventory relating to the end-of-life of our REMO accessory.

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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2018 and 2017 and, as of December 31, 2018, we had an accumulated deficit of $569.0 million. Beginning in March 2016 through the first quarter of 2018, we implemented global reductions-in-force and other restructuring actions to reduce our operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions. Aggregate charges for employee terminations and the timing to recognize these charges and other costs associated with the restructuring, including the estimates of related cash expenditures made in connection with the restructuring, may exceed estimated and disclosed amounts and may not lead to improvements in results of operations at expected levels.
We will need to continue to improve our operational, financial and management controls, reporting processes and procedures, and financial and business information systems. We are also investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. If we are unable to operate efficiently and manage our costs, we may continue to incur significant losses in the future and may not be able to maintain or achieve profitability.
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

Data protection breaches and cyberattacks could disrupt our products, services, internal operations, or information technology systems, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.
Our products and services may contain unknown security vulnerabilities. For example, the firmware and software that are installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service, GoPro Plus, which can be paired with our cameras. If malicious actors compromise the GoPro Plus service, or if customer confidential information stored in the Plus service is accessed without authorization, our business will be harmed.
In operating GoPro Plus, we rely on third-party providers for a number of critical aspects for GoPro Plus services, including web hosting services, billing and payment processing and consequently, we do not maintain direct control over the security or stability of the associated systems. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services, or user private information, including user videos and user personal identification information, or if these third-party systems fail for other reasons, we may need to spend increasing amounts of time and effort in this area. As a result, we could incur substantial expenses, our brand and reputation could suffer and our business, results of operations and financial condition could be materially adversely affected.
Interruptions with the cloud-based systems that we use in our operations, provided by an affiliate of Amazon.com, Inc. (Amazon), may materially adversely affect our business, results of operations and financial condition.
We host GoPro Plus using Amazon Web Services (AWS) data centers, a provider of cloud infrastructure services, and may in the future use other third-party cloud-based systems in our operations. Accordingly, our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Any incident affecting their infrastructure that may be caused by human error, fire, flood, severe storm, earthquake, or other natural disasters, cyberattacks, terrorist or other attacks, and other similar events beyond our control could negatively affect the GoPro Plus service. A prolonged AWS service disruption affecting our GoPro Plus service for any of the foregoing reasons would negatively impact our ability to serve our consumers and could damage our reputation with current and potential consumers, expose us to liability, cause us to lose consumers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use. Further, if we were to make updates to GoPro Plus that were not compatible with the configuration, architecture, features, and interconnection specifications of the third-party platform, our service could be disrupted.
In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we use, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to GoPro Plus as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure service provider, which could materially adversely affect our business, results of operations and financial condition.
The reputation of our services may be damaged, and we may fact significant direct or indirect costs, decreased revenue and operating margins if our services contain significant defects or fail to perform as intended.
GoPro Plus and GoPro applications platform are complex and may not always perform as intended due to outages of our systems or defects affecting our services. System outages could be disruptive to our business and damage the reputation of our services and result in potential loss of revenue. Significant defects affecting our services may be found following the introduction of new software or enhancements to existing software or in software implementations in varied information technology environments. Internal quality assurance testing and end-user testing may reveal service performance issues or desirable feature enhancements that could lead us to reallocate service development resources or postpone the release of new versions of our software. The reallocation of resources or any postponement could cause delays in the development and release of future enhancements to our currently available software, damage the reputation of our services in the marketplace and result in potential loss of revenue. Although we attempt to resolve all errors that we believe would be considered serious by our partners and customers, the software powering our services is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our channel partners and consumers. System disruptions and defects in our services could result in lost revenue, delays in customer deployment, or legal claims and could be detrimental to our reputation.
An economic downturn or economic uncertainty in our key United States and international markets, as well as fluctuations in currency exchange rates may adversely affect consumer discretionary spending and demand for our products.
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
Revenue from outside the United States comprised 63%, 55% and 53% of our revenue in 2018, 2017 and 2016, respectively, and we expect international revenue to continue to be significant in the future. Further, we currently have foreign operations in Australia, China, France, Germany, Hong Kong, Netherlands, Philippines, Romania, United Kingdom and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:

•	difficulties in staffing and managing foreign operations;

•	burdens of complying with a wide variety of laws and regulations, including environmental, packaging and labeling;

•	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;

•	changes to the taxation of undistributed foreign earnings;

•	the effect of foreign currency exchange rates and interest rates;

•	political and economic instability;

•	terrorist activities and natural disasters;

•	trade restrictions;

•	differing employment practices and laws and labor disruptions;

•	the imposition of government controls;

•	lesser degrees of intellectual property protection;

•	tariffs and customs duties and the classifications of our goods by applicable governmental bodies;

•	a legal system subject to undue influence or corruption; and

•	a business culture in which illegal sales practices may be prevalent.
The occurrence of any of these risks could negatively affect our international business and consequently our business, operating results and financial condition.

Security breaches and other disruptions including cyberattacks could expose us to liability, damage our brand and reputation, compromise our ability to conduct business, require use to incur significant costs or otherwise adversely affect our financial results.
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
Any security breach, unauthorized access or usage, virus or similar breach or disruption of our systems or software could result in the loss of confidential information, costly investigations, remediation efforts and costly notification to affected consumers. If such content were accessed by unauthorized third parties or deleted inadvertently by us or third parties, our brand and reputation could be adversely affected. Cyberattacks could also adversely affect our operating results, consume internal resources, and result in litigation or potential liability for us and otherwise harm our business. Further, we are subject to general consumer regulations and laws, as well as regulations and laws specifically related to security and privacy of consumer data or content. In the event of an incident affecting the security of consumer data or content, regulators may open an investigation or pursue fines or penalties for non-compliance with these laws, or private plaintiffs may sue us, resulting in additional costs and reputational harm to our business.
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
Our information systems and those of third parties we use in our operations are vulnerable to cybersecurity risk, including cyberattacks such as distributed denial of service (DDoS) attacks, computer viruses, physical or electronic break-ins that damage operating systems, and similar disruptions. For instance, in December 2017, researchers identified significant CPU architecture vulnerabilities commonly known as “Spectre” and “Meltdown” that have required software updates and patches, including for providers of public cloud services, to mitigate such vulnerabilities and such updates and patches may require servers to be offline and potentially slow their performance. Additionally, these systems periodically experience directed attacks intended to lead to interruptions and delays in our operations as well as loss, misuse or theft of data. We have implemented physical, technical and administrative safeguards to protect our systems. To date, unauthorized users have not had a material effect on our systems; however, there can be no assurance that attacks will not be successful in the future. In addition, our information systems must be constantly updated, patched and upgraded to protect against known vulnerabilities and optimize performance. Material disruptions or slowdown of our systems, including a disruption or slowdown could occur if we are unable to successfully update, patch and upgrade our systems.
System disruptions, failures and slowdowns, whether caused by cyberattacks, update failures or other causes, could affect our financial systems and operations. This could cause delays in our supply chain or cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of merchandise to our stores and customers or lost sales, especially if the disruption or slowdown occurred during our seasonally strong fourth quarter. Any of these events could reduce demand for our products, impair our ability to complete sales through our e-commerce channels and cause our revenue to decline. If changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth, we could lose customers or our business and operating results could be adversely affected.

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
Personal privacy, data protection and information security are significant issues in the United States and the other jurisdictions where we offer our products and services. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the United States Federal Trade Commission (FTC) and various state, local and foreign bodies and agencies.
The United States federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, including in Australia, the European Union, India, Japan and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, in June 2018, California passed the California Consumer Privacy Act (CCPA) which provides new data privacy rights for consumers and new operational requirements for companies effective in 2020. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the recently adopted General Data Protection Regulation (GDPR) which imposes more stringent EU data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our products. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations and other legal obligations. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business and operating results.
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
Our success depends on the value and reputation of our brand, including our primary trademarks “GOPRO,” “HERO,” “SESSION” and the GoPro logos. The GoPro brand is integral to the growth of our business and expansion into new markets. Maintaining, promoting and positioning our brand will largely depend on the success of our marketing and merchandising efforts, our ability to provide consistent, high quality products and services, and our consumers’ satisfaction with the technical support and software updates we provide. Failure to grow and maintain our brand or negative publicity related to our products, our consumers’ user-generated content, the athletes we sponsor, the celebrities we are associated with, or the labor policies of any of our suppliers or manufacturers could adversely affect our brand, business and operating results. Maintaining and enhancing our brand also requires substantial financial investments, although there is no guarantee that these investments will increase sales of our products or positively affect our operating results.
If we do not effectively maintain and further develop our sales channels, including developing and supporting our retail sales channel and distributors, our business could be harmed.
We depend upon effective sales channels to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly through a mix of retail channels, including big box, mid-market and specialty retailers, and we reach certain United States markets through distributors. In international markets, we primarily sell through distributors who in turn sell to local retailers; however, we also have direct sales relationships with certain customers.
We depend on retailers to provide adequate and attractive space for our products and POP displays in their stores and acquiesce to our policies. We further depend on our retailers to employ, educate and motivate their sales personnel to effectively sell our products. If our retailers do not adequately display our products, choose to reduce the space for our products and POP displays in their stores or locate them in less than premium positioning, or choose not to carry some or all of our products or promote competitors’ products over ours or do not effectively explain to customers the advantages of our products, our sales could decrease and our business could be harmed. If our retailers do not acquiesce to our policies, we may refuse to ship our products and our sales could decrease, and our business could be harmed. Similarly, our business could be adversely affected if any of our large retail customers were to experience financial difficulties or change the focus of their businesses in a way that deemphasized the sale of our products. We also continue to invest in providing new retailers with POP displays and expanding the footprint of our POP displays in existing stores, and there can be no assurance that this investment will lead to increased revenue.
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
Our ten largest customers, measured by the revenue we derive from them, accounted for 48% of our revenue for 2018 and 2017, and 50% of our revenue for 2016. One retailer accounted for 13%, 15% and 17% of our revenue for 2018, 2017 and 2016, respectively. A second retailer accounted for less than 10% of our revenue in 2018 and 2017 but accounted for 11% of our revenue in 2016. The loss of a small number of our large customers, or the reduction in business with one or more of our large customers, could have a significant adverse effect on our operating results. In addition, we may choose to temporarily or permanently stop shipping product to customers who do not follow the policies and guidelines in our sales agreements, which could have a material negative effect on our revenues and operating results. Our sales agreements with these large customers do not require them to purchase any meaningful amount of our products annually and we grant limited rights to return product to some of these large customers.
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
In 2016, we launched GoPro Care, a fee-based service that offers a range of support options to our consumers, including extended warranty and accidental damage coverage in the United States, and expanded GoPro Care internationally. In the United States, we also offer GoPro Plus which has a camera replacement benefit as part of the monthly subscription. Accidental damage coverage and extended warranties are regulated in the United States on a state level and are treated differently by state. Additionally, outside the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer GoPro Care in compliance with any similar laws adopted in other jurisdictions. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.

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
We have registered, and applied to register, certain of our trademarks in several jurisdictions worldwide. In some of those jurisdictions, third-party filings exist for the same, similar or otherwise related products or services, which could block the registration of our marks. Even if we are able to register our marks, competitors may adopt or file similar marks to ours, seek to cancel our trademark registrations, register domain names that mimic or incorporate our marks, or otherwise infringe upon or harm our trademark rights. Although we police our trademark rights carefully, there can be no assurance that we are aware of all third-party uses or that we will prevail in enforcing our rights in all such instances. Any of these negative outcomes could affect the strength, value and effectiveness of our brand, as well as our ability to market our products. We have also registered domain names for websites, or URLs, that we use in our business, such as gopro.com, as well as social media handles. If we are unable to protect our domain names or social media handles, our brand, business, and operating results could be adversely affected. Domain names or social media handles similar to ours have already been registered in the United States and elsewhere, and we may not be able to prevent third parties from acquiring and using domain names or social media handles that infringe, are similar to, or otherwise decrease the value of, our trademarks. In addition, we might not be able to, or may choose not to, acquire or maintain trademark registrations, domain names, social media handles or other related rights in certain jurisdictions.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, located primarily in China and Mexico to manufacture our products. We cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. We also rely on a number of supply chain partners to whom we outsource activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. Our supply chain partners are located in China, Czech Republic, Hong Kong, Mexico, Netherlands, Singapore and a number of other countries in Europe and the Asia Pacific region. Our manufacturers and supply chain partners may experience disruptions in their operations due to equipment breakdowns, adding lines in a different country, labor strikes or shortages, natural disasters, component or material shortages, cost increases or other similar problems. Further, in order to minimize their inventory risk, our manufacturers might not order components from third-party suppliers with adequate lead time, thereby affecting our ability to meet our demand forecast. Therefore, if we fail to manage our relationship with our manufacturers and supply chain partners effectively, or if they experience operational difficulties, our ability to ship products to our retailers and distributors could be impaired and our competitive position and reputation could be harmed.
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
We could be adversely affected by violations of the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act or similar anti-bribery laws in other jurisdictions in which we operate.
The global nature of our business and the significance of our international revenue create various domestic and local regulatory challenges and subject us to risks associated with our international operations. The United States Foreign Corrupt Practices Act, or FCPA, the United Kingdom Bribery Act 2010, or the U.K. Bribery Act, and similar anti-bribery and anti-corruption laws in other jurisdictions generally prohibit United States based companies and their intermediaries from making improper payments to non-United States officials for the purpose of obtaining or retaining business, directing business to another, or securing an advantage. In addition, United States public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, United States companies may be held liable for the corrupt actions taken by directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties which could have a material adverse effect on our business, reputation, operating results and financial condition.
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
The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies. Our products are subject to United States export controls, and exports of our products must be made in compliance with various economic and trade sanctions laws. Furthermore, United States export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons targeted by United States sanctions. Even though we take precautions to prevent our products from being provided to targets of United States sanctions, our products, including our firmware updates, could be provided to those targets or provided by our customers. Any such provision could have negative consequences, including government investigations, penalties and reputational harm. Our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.
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
Additionally, in December 2017, the current United States administration signed an act referred to as the Tax Cuts and Jobs Act (TCJA), generally effective for taxable years beginning after December 31, 2017. The TCJA is complex and includes significant amendments to the Internal Revenue Code of 1986, as amended, including amendments that significantly change the taxation of offshore earnings and the deductibility of interest. The TCJA had a material impact on the gross value of our deferred tax assets before valuation allowance and long-term income tax payable balances and could increase our future United States tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. We have assessed the effect of the TCJA on our business and consolidated financial statements overall as immaterial. See Note 9 Income taxes to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further discussion of the TCJA. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in, or our interpretation, of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of earnings in countries with low statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. The United States, the European Commission, countries in the European Union, Australia and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. These potential changes could adversely affect our effective tax rates or result in other costs to us.
In addition, we are subject to the examination of our income tax returns by the United States Internal Revenue Service (IRS) and other domestic and foreign tax authorities. These tax examinations are expected to focus on our intercompany transfer pricing practices as well as other matters. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and other taxes and have reserved for adjustments that may result from the current examinations. We cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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
While we have determined that our internal control over financial reporting was effective as of December 31, 2018, we must continue to monitor and assess our internal control over financial reporting. Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Other companies in our industry may apply these accounting principles differently than we do, which may affect the comparability of our consolidated financial statements. For example, in February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02 (Topic 842), Leases, which requires recognition of lease assets and lease liabilities on the balance sheet by lessees for leases classified as operating leases with a term of more than 12 months. Topic 842 will be applied on a modified retrospective basis and is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. We are in the process of finalizing the impact of Topic 842 and expect the adoption of the standard will result in the recognition of additional lease liabilities of approximately $89 million to $93 million. See Note 1 Summary of business and significant accounting policies, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion on recent accounting standards.
If our estimates or judgments relating to our critical accounting policies and estimates prove to be incorrect, our operating results could be adversely affected.
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in this Annual Report on Form 10-K for the year ended December 31, 2018 in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation, stock-based compensation expense, warranty reserves, goodwill and acquired intangible assets, and accounting for income taxes including deferred tax assets and liabilities.
Catastrophic events or political instability could disrupt and cause harm to our business.
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, act of terrorism or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations including in China, Hong Kong, Japan, Mexico, Netherlands, Singapore and Taiwan as well as the United States. Political instability or catastrophic events in any of those countries could adversely affect our business in the future, our financial condition and operating results.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $4.04 to $93.85 per share through December 31, 2018. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 75.8% of the voting power of our outstanding capital stock as of December 31, 2018 with Mr. Woodman, our Chairman and CEO, holding approximately 75.7% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.

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

•
so long as any shares of our Class B common stock are outstanding, special meetings of our stockholders may be called by the holders of 10% of the outstanding voting power of all then outstanding shares of stock, a majority of our board of directors, the chairman of our board of directors or our chief executive officer;

•
when no shares of our Class B common stock are outstanding, only the chairman of our board of directors, our chief executive officer or a majority of our board of directors will be authorized to call a special meeting of stockholders;

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
In addition, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the if-converted method, the effect of which is that conversion will not be assumed for purposes of computing diluted income (loss) per share if the effect would be antidilutive. Under the if-converted method, for diluted income (loss) per share purposes, convertible debt is antidilutive whenever its interest, net of tax and nondiscretionary adjustments, per common share obtainable on conversion exceeds basic income (loss) per share. Dilutive securities that are issued during a period and dilutive convertible securities for which conversion options lapse, or for which related debt is extinguished during a period, will be included in the denominator of diluted income (loss) per share for the period that they were outstanding. Likewise, dilutive convertible securities converted during a period will be included in the denominator for the period prior to actual conversion. Moreover, interest charges applicable to the convertible debt will be added back to the numerator. We cannot be sure that the accounting standards in the future will continue to permit the use of the if-converted method. If we are unable to use the if-converted method in accounting for the shares issuable upon conversion of the Notes, then our diluted income (loss) per share would be adversely affected.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2018, we leased office facilities around the world totaling approximately 549,000 square feet, including approximately 311,000 square feet for our corporate headquarters in San Mateo, California. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable, commercially reasonable terms. See Note 11 Commitments, contingencies and guarantees, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3. Legal Proceedings
Shareholder class action lawsuits
On January 25, 2016, a purported shareholder class action lawsuit was filed in the Superior Court of the State of California, County of San Mateo, against the Company, certain of its current and former directors and executive officers and underwriters of the Company’s IPO (“Defendants”). The complaint purported to bring suit on behalf of shareholders who purchased the Company’s stock pursuant or traceable to the Registration Statement and Prospectus issued in connection with the Company’s IPO and alleged claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933. The suit sought unspecified damages and other relief. A similar complaint was filed on May 13, 2016, and consolidated on June 7, 2016. Defendants filed a demurrer (motion to dismiss) to the consolidated action. On July 13, 2016, the court sustained the demurrer dismissing the complaint with leave to amend the complaint. The plaintiff filed an amended complaint on October 7, 2016. Defendants filed a demurrer to the amended complaint on October 28, 2016. On December 16, 2016, the court overruled the demurrer with respect to the Section 11 and 15 claims and sustained the demurrer in part and overruled the demurrer in part with respect to the Section 12(a)(2) claim. Defendants answered the amended complaint on January 3, 2017. On November 20, 2017, the parties reached an agreement in principle to settle the action which was primarily funded by the Company’s insurance carriers. The court entered final judgment and an order granting final approval of the settlement on July 27, 2018.
On November 16, 2016, a purported shareholder class action lawsuit (the “2016 Shareholder Class Action”) was filed in the United States District Court for the Northern District of California against the Company and Mr. Woodman, our Chairman and CEO, Brian McGee, our CFO, and Anthony Bates, our former President (“Defendants”). The complaint purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 4, 2016. The complaint purports to allege that Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages, fees and costs. On February 6, 2017, the court appointed lead plaintiff and lead counsel. On March 14, 2017, the lead plaintiff filed an amended complaint against the Company and certain of its officers (“GoPro Defendants”) on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 8, 2016. On April 13, 2017, the GoPro Defendants filed a motion to dismiss the amended complaint. On July 26, 2017, the court denied that motion and directed plaintiff to amend its complaint to add all defendants the plaintiff intended to sue. On August 4, 2017, plaintiff filed a second amended complaint, which Defendants answered on September 8, 2017. On September 11, 2018, the parties participated in a mediation session and following the mediation reached an agreement in principle to settle the action. The settlement, which is subject to approval of the Court, among other conditions, will be funded entirely by the Company’s insurance carriers.
On November 8, 2017, a purported shareholder derivative lawsuit was filed in the United States District Court for the Northern District of California against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The action is based on allegations similar to those in the 2016 Shareholder Class Action and asserts causes of action against the individual defendants for breach of fiduciary duty for allegedly disseminating false and misleading information, breach of fiduciary duty for allegedly misappropriating information and for insider stock sales, unjust enrichment, violation of Section 25402 of the California Corporations Code, and for contribution and indemnification. On January 4, 2018, the court signed an order relating this case to the 2016 Shareholder Class Action. On January 22, 2018, defendants filed a motion to dismiss for lack of subject matter jurisdiction and improper forum. Before briefing on that motion was complete, the plaintiff voluntarily dismissed the action on February 22, 2018.
Beginning on January 9, 2018, the first of four purported shareholder class action lawsuits (the “2018 Shareholder Class Action”) was filed in the United States District Court for the Northern District of California against the Company, Mr. Woodman and Mr. McGee. Similar complaints were filed on January 11, 2018 and January 24, 2018. On April 20, 2018, the court consolidated the four cases and appointed lead plaintiff and lead counsel. On June 18, 2018, plaintiffs filed their Consolidated Amended Complaint (the “Complaint”). The Complaint purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between November 2, 2017 and January 5, 2018. The Complaint adds Mr. Prober, GoPro’s former COO, as a defendant (together with GoPro, Mr. Woodman and Mr. McGee (“Defendants”)), and purports to allege that Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”), asserts claims under Section 20A of the 1934 Act against Mr. Woodman and Mr. McGee, and seeks unspecified compensatory damages, fees and costs. Defendants filed a motion to dismiss the Complaint on August 17, 2018 and the hearing on the motion to dismiss took place on November 5, 2018. The Court has not yet issued an order on the motion to dismiss.
On February 13, 2018 and February 27, 2018, two purported shareholder derivative lawsuits (the “Federal Derivative Actions”) were filed in the United States District Court for the Northern District of California against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The Federal Derivative Actions are based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Actions and assert causes of action against the individual defendants for breach of fiduciary duty, and for making false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. Plaintiffs seek corporate reforms, disgorgement of profits from stock sales, and fees and costs. On March 15, 2018, the court signed orders relating the Federal Derivative Actions to the 2016 Shareholder Class Action. The court consolidated the Federal Derivative Actions on April 6, 2018. On May 8, 2018, the court stayed the Federal Derivative Actions pending resolution of the 2016 Shareholder Class Action or commencement of any shareholder derivative action alleging substantially the same facts as those in the Derivative Actions, whichever occurs first.
On July 27, 2018, the Company received a letter (the “Mays Trust Demand”) purportedly sent on behalf of shareholder David Mays and Janice Alley Living Trust UA 05/09/2014 (the “Mays Trust”), alleging that between 2016 and 2018, the Company’s directors and officers made false and misleading statements about the Company’s business, operations and prospects. On December 26, 2018, the Mays Trust filed an action in the Delaware Court of Chancery (the “Mays Trust Action”). The Mays Trust Action is a purported derivative action against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The complaint alleges that GoPro’s board wrongfully refused the Mays Trust Demand and asserts causes of action against the individual defendants for breach of fiduciary duty and insider selling based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Action. Plaintiff seeks, among other things, an order directing defendants to account to GoPro for all damages allegedly sustained by GoPro and fees and costs. The time for defendants to answer the complaint has not yet passed.
On July 30, 2018, the Company received a letter (the “De Nicola Demand”) purportedly sent on behalf of six shareholders, Giuseppe De Nicola, Junhee Lee, Alessandro Lobascio, Enechi Abolle, Joubin Hanaie, and Reid

Nelson, alleging that between 2016 and 2018, the Company’s directors and officers made false and misleading statements about the Company’s business, operations and prospects. On September 4, 2018, and while the Company was still evaluating the De Nicola Demand, three of the shareholders filed an action in California Superior Court, County of San Mateo (the “De Nicola Action”). The De Nicola Action is a purported derivative action against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The complaint alleges that GoPro’s board wrongfully refused the De Nicola Demand and asserts causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste and insider selling based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Action. Plaintiffs seek corporate reforms, disgorgement of profits from stock sales, and fees and costs. On January 31, 2019, plaintiffs filed a motion requesting voluntary dismissal of the De Nicola Action without prejudice.
On October 30, 2018 and November 7, 2018, two purported shareholder derivative lawsuits (the “Delaware Derivative Actions”) were filed in the Delaware Court of Chancery against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The Delaware Derivative Actions are based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Actions and assert causes of action against the individual defendants for breach of fiduciary duty and insider selling. Plaintiffs seek, among other things, corporate reforms, disgorgement of profits from stock sales, and fees and costs. On December 3, 2018, the court consolidated the Delaware Derivative Actions. The time for defendants to answer the complaint has not yet passed.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information. Our Class A common stock is listed on The Nasdaq Global Select Market under the symbol “GPRO.” Our Class B common stock is not listed nor traded on any stock exchange.
Holders. As of January 31, 2019, there were 135 holders of record of our Class A common stock and 33 holders of record of our Class B common stock.
Dividends. We have not declared or paid any cash dividends on our capital stock and do not currently intend to pay any cash dividends on our Class A or Class B common stock in the foreseeable future.
Securities authorized for issuance under equity compensation plans. The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2019 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2018.
Performance graph. The graph below compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the S&P 500 Consumer Durables Index. The graph assumes $100 was invested (with reinvestment of all dividends, as applicable) at the close of market on June 26, 2014 in the Class A common stock of GoPro, Inc., the S&P 500 Index and the S&P 500 Consumer Durables Index, and its relative performance is tracked through December 31, 2018. Note that historic stock price performance is not intended to be indicative of future stock price performance.

Sales of unregistered securities. During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended.
Issuer purchases of equity securities. No shares of our Class A or Class B common stock were purchased during the fourth quarter of 2018.

Item 6. Selected Consolidated Financial Data
The information set forth below for the five years ended December 31, 2018 is not necessarily indicative of results of future operations, and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
(dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014
Consolidated statements of operations data:
Revenue	$1,148,337	$1,179,741	$1,185,481	$1,619,971	$1,394,205
Gross profit	$361,434	$384,530	$461,920	$673,214	$627,235
Gross margin	31.5%	32.6%	39.0%	41.6%	45.0%
Operating income (loss)	$(93,962)	$(163,460)	$(372,969)	$54,748	$187,035
Net income (loss)	$(109,034)	$(182,873)	$(419,003)	$36,131	$128,088

Net income (loss) per share:
Basic	$(0.78)	$(1.32)	$(3.01)	$0.27	$1.07
Diluted	$(0.78)	$(1.32)	$(3.01)	$0.25	$0.92

Other financial information:
Adjusted EBITDA (1)	$21,778	$(31,368)	$(192,807)	$179,309	$293,380
Non-GAAP net income (loss) (2)	$(31,909)	$(95,867)	$(201,247)	$111,564	$188,913
Non-GAAP diluted income (loss) per share (2)	$(0.23)	$(0.69)	$(1.44)	$0.76	$1.32

(1)
We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, impairment charges and restructuring costs.

(2)
We define non-GAAP net income as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring costs, non-cash interest expense, gain on sale and license of intellectual property and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment write-downs (if applicable), as well as third-party transaction costs for legal and other professional services. Non-GAAP income (loss) per share considers the conversion of the redeemable convertible preferred stock into shares of common stock as though the conversion had occurred at the beginning of the period, and the initial public offering shares issued in July 2014 to be outstanding since the beginning of 2014.

See Non-GAAP Financial Measures in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information and a reconciliation of net income (loss) to Adjusted EBITDA, net income (loss) to non-GAAP net income (loss), and shares used in the calculation of non-GAAP diluted income (loss) per share.

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities	$197,512	$247,390	$217,953	$474,058	$422,256
Inventory	116,458	150,551	167,192	188,232	153,026
Working capital	174,574	203,156	157,074	538,066	564,274
Total assets	698,359	850,246	922,640	1,102,976	917,691
Total indebtedness	138,992	130,048	—	—	—
Total stockholders’ equity	212,112	298,705	446,945	772,033	641,204

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a variety of factors, including but not limited to, those discussed in Risk Factors and elsewhere in this Annual Report on Form 10-K. This MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Components of Our Results of Operations. Description of the items contained in each operating revenue and expense caption in the consolidated statements of operations.

•	Results of Operations. Analysis of our financial results comparing 2018 to 2017 and 2017 to 2016.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Overview of our contractual obligations, including expected payment schedule and indemnifications as of December 31, 2018.

•
Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Non-GAAP Financial Measures. A reconciliation and discussion of our GAAP to non-GAAP financial measures.

Overview
GoPro helps its consumers capture and share their experiences in immersive and exciting ways. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, and share engaging personal content. When consumers use our products and services, they often generate and share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new cameras, accessories, software applications, subscription offerings and value-driven pricing. We believe new camera features drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Our investments in image stabilization, mobile editing and sharing solutions, auto-upload capabilities, local language user-interfaces and voice recognition in multiple languages drive the expansion of our total addressable market.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2018, we began shipping our new HERO7 line of cameras, including our newest flagship camera, HERO7 Black. Our HERO7 Black camera features HyperSmooth image stabilization, TimeWarp Video, live streaming, cloud connectivity, voice control, improved audio and a touch display. HyperSmooth makes it easy to capture professional-looking, gimbal-like stabilized videos without a gimbal, while TimeWarp Video applies a high-speed, ‘magic-carpet-ride’ effect to videos. Live streaming enables users to share content in real time to Facebook, Twitch, YouTube, Vimeo and other platforms internationally. Our flagship HERO7 Black camera, powered by GoPro’s custom designed GP1 processor, is the most powerful and performance featured GoPro camera to date. We also began shipping our HERO7 Silver and HERO7 White cameras in 2018, which feature advanced stabilization, cloud connectivity, voice control and a touch display. We offer many professional-grade features with our current good-better-best camera offering with HERO7 White, HERO7 Silver and HERO7 Black cameras. We also offer a waterproof 360-degree spherical camera, Fusion. Our cameras are compatible with our ecosystem of mountable and wearable accessories, and feature automatic uploading capabilities for photos and videos to GoPro Plus, our premium cloud-based solution that provides a camera protection plan and enables subscribers to easily access, edit, store and share their content. All of our HERO5 and newer cameras are compatible with the GoPro App, our mobile experience that seamlessly uploads a user’s GoPro photos and video clips to a smartphone and transforms them into a ready-to-share video through GoPro QuikStories. Using GoPro QuikStories makes it simple for users to automatically create shareable video edits complete with music, effects and transitions.
The following is a summary of measures presented in our consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

(units and dollars in thousands, except per share amounts)	Q4 2018	Q4 2017	% Change	FY 2018	FY 2017	% Change
Revenue	$377,378	$334,796	13%	$1,148,337	$1,179,741	(3)%
Camera units shipped (1)	1,413	1,361	4%	4,337	4,303	1%
Gross margin (2)	37.7%	23.8%	1390 bps	31.5%	32.6%	(110) bps
Operating expenses	$109,150	$138,097	(21)%	$455,396	$547,990	(17)%
Net income (loss)	$31,671	$(55,848)	(157)%	$(109,034)	$(182,873)	(40)%
Diluted net income (loss) per share	$0.22	$(0.41)	(154)%	$(0.78)	$(1.32)	(41)%
Cash provided by (used) in operations	$48,413	$56,990	(15)%	$(42,434)	$(36,853)	15%

Other financial information:
Adjusted EBITDA (3)	$58,807	$(26,544)	(322)%	$21,778	$(31,368)	(169)%
Non-GAAP net income (loss) (4)	$42,356	$(41,319)	(203)%	$(31,909)	$(95,867)	(67)%
Non-GAAP income (loss) per share	$0.30	$(0.30)	(200)%	$(0.23)	$(0.69)	(67)%

(1)
Represents the number of camera units that are shipped during a reporting period, including camera units that are shipped with drones, net of any returns. Camera units shipped does not include drones sold without a camera, mounts or accessories.

(2)	One basis point (bps) is equal to 1/100th of 1%.

(3)
We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, impairment charges and restructuring costs.

(4)
We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring costs, non-cash interest expense, gain on sale and license of intellectual property and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment write-downs (if applicable), as well as third-party transaction costs for legal and other professional services.

Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented under Non-GAAP Financial Measures.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Full year and fourth quarter 2018 financial performance
Full year 2018 revenue was slightly down year-over-year at $1.15 billion compared to $1.18 billion in 2017. The year-over-year revenue decline was primarily driven by a decrease in Karma drone and drone accessory revenue of $62.0 million due to our exit of the drone business in 2018, partially offset by a decrease in sales incentives provided to customers, which included $80.5 million in price protection charges in the fourth quarter of 2017. Camera units shipped of 4.34 million units in 2018 was flat compared to 4.30 million units shipped in 2017. Our 2018 average selling price (defined as total revenue divided by camera units shipped) decreased by 3.4% year-over-year, primarily due to the impact of Karma drone and drone accessories. Excluding the impact of our Karma drone, our 2018 average selling price would have increased 1% year-over-year. In 2018, we estimated camera sell-through to our end consumer was 4.8 million units, which grew 9% compared to 2017.
Revenue for the fourth quarter of 2018 was $377.4 million, a 13% increase year-over-year from $334.8 million in the fourth quarter of 2017. Gross margin in the fourth quarter of 2018 was 37.7%, up from 23.8% in the fourth quarter of 2017. Revenue and gross margin in the fourth quarter of 2018 were positively impacted by a 3.9% increase in our camera units shipped of 1.41 million units in the fourth quarter of 2018 compared to 1.36 million units in the fourth quarter of 2017, strong sales of our higher margin HERO7 cameras and $80.5 million in price protection charges in the fourth quarter of 2017. Additionally, we estimated camera sell-through to our end consumer grew 20% in the fourth quarter of 2018 compared to the fourth quarter of 2017.
Our full year 2018 and fourth quarter of 2018 operating expenses decreased 16.9% and 21.0%, respectively, primarily attributable to our continued focus on cost management, expansion into lower cost jurisdictions and the financial benefits recognized from our restructuring actions. As a result, our 2018 GAAP and non-GAAP net loss improved by 40% and 67%, respectively. The decrease in operating expenses for full year 2018 was achieved despite increasing our advertising expenses by $18.2 million compared to 2017.
Net income was $31.7 million, or $0.22 per share for the fourth quarter of 2018, while non-GAAP net income was $42.4 million, or $0.30 per share for the same period. Net loss was $109.0 million, or $0.78 per share for the full year of 2018, while non-GAAP net loss was $31.9 million, or $0.23 per share for the same period. 2018 adjusted EBITDA increased to $21.8 million from a negative $31.4 million in 2017.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred material operating losses in 2018, 2017 and 2016. Our restructuring actions have significantly reduced our operating expenses in 2018 and 2017 resulting in a flatter, more efficient global organization that has allowed for improved communication, alignment among our functional teams and a return to profitability for the second half of 2018. If we are unable to generate adequate revenue growth, and continue to manage our expenses, we may incur significant losses in the future and may not be able to maintain profitability.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, mobile applications and other new offerings. We plan to further build upon our integrated mobile and cloud-based storytelling solutions and subscription offerings. Our investments, including marketing and advertising expenses, may not successfully drive increased revenue and our customers may not adopt our new offerings. If we fail to innovate and enhance our brand, our products, our integrated storytelling solutions, the value proposition of our subscriptions, our market position and revenue will be adversely affected. Further, we have incurred substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.
Growing our total addressable market globally. We continue to believe that international markets represent a significant growth opportunity for GoPro. While the total market for digital cameras has continued to decline as

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our integrated storytelling solutions, our continued innovation of product features desired by our users, and our brand, all help insulate our business from many of the negative trends facing this category. However, we expect that the markets in which we conduct our business will remain highly competitive. We will continue to increase our global presence through the active promotion of our brand, the creation and cultivation of regional strategic and marketing partnerships, the expansion of localized products in international markets with regions specific marketing, and an investment focus on the biggest opportunities.
Our growth also depends on expanding our total addressable market with our subscription service, GoPro Plus, and capture solutions, including spherical, which all face intense competition. If we are not successful in penetrating additional markets, we might not be able to grow revenue and we may not recognize benefits from our investment in new areas.
Marketing the improved GoPro experience to our extended community. We intend to continue investing resources in our marketing, advertising and brand management efforts. Historically, our growth has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. Our future growth depends on continuing to reach, expand and re-engage with this core user base. We believe that consumers in our core user base in many markets are not familiar with our brand and products and believe there is an opportunity for GoPro to expand awareness through a range of advertising and promotional programs and campaigns, including through social media. In addition, we may look to expand our user base to include a broader group of consumers. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
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

Components of our Results of Operations
Revenue. Our revenue is primarily comprised of product revenue, net of returns and sales incentives (including price protection). Revenue is derived from the sale of our cameras and accessories directly to retailers, as well as through our network of domestic and international distributors, and through gopro.com. See Critical Accounting Policies and Estimates and Note 1 Summary of business and significant accounting policies, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for information regarding revenue recognition.
Cost of revenue. Our cost of revenue primarily consists of product costs, including costs of contract manufacturing for production, third-party logistics and procurement costs, warranty repair costs, tooling and equipment depreciation, excess and obsolete inventory write-downs, amortization of acquired developed technology, license fees, and certain allocated costs related to our manufacturing team, facilities and personnel-related expenses.
Operating expenses. We classify our operating expenses into three categories: research and development, sales and marketing, and general and administrative.
Research and development. Our research and development expense consists primarily of personnel-related costs, including salaries, stock-based compensation and employee benefits. Research and development expense also includes consulting and outside professional services costs, materials, and allocated facilities, restructuring, depreciation and other supporting overhead expenses associated with the development of our product and service offerings.
Sales and marketing. Our sales and marketing expense consists primarily of advertising and marketing promotions of our products and services and personnel-related costs, including salaries, stock-based compensation and employee benefits. Sales and marketing expense also includes point of purchase (POP)

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

display expenses and related amortization, sales commissions, trade show and event costs, sponsorship costs, consulting and contractor expenses, and allocated facilities, restructuring, depreciation and other supporting overhead expenses.
General and administrative. Our general and administrative expense consists primarily of personnel-related costs, including salaries, stock-based compensation and employee benefits for our finance, legal, human resources, information technology and administrative personnel. The expense also includes professional service costs related to accounting, tax, legal services, and allocated facilities, restructuring, depreciation and other supporting overhead expenses.

Results of Operations
The following table sets forth the components of our consolidated statements of operations for each of the periods presented, and each component as a percentage of revenue:

	Year ended December 31,
(dollars in thousands)	2018		2017		2016
Revenue	$1,148,337	100%	$1,179,741	100%	$1,185,481	100%
Cost of revenue	786,903	69	795,211	67	723,561	61
Gross profit	361,434	31	384,530	33	461,920	39
Operating expenses:
Research and development	167,296	15	229,265	19	358,902	30
Sales and marketing	222,096	19	236,581	20	368,620	31
General and administrative	66,004	6	82,144	7	107,367	9
Total operating expenses	455,396	40	547,990	46	834,889	70
Operating loss	(93,962)	(9)	(163,460)	(13)	(372,969)	(31)
Other income (expense):
Interest expense	(18,683)	(1)	(13,660)	(1)	(2,992)	—
Other income, net	4,970	—	733	—	787	—
Total other expense, net	(13,713)	(1)	(12,927)	(1)	(2,205)	—
Loss before income taxes	(107,675)	(10)	(176,387)	(14)	(375,174)	(31)
Income tax expense	1,359	—	6,486	1	43,829	4
Net loss	$(109,034)	(10)%	$(182,873)	(15)%	$(419,003)	(35)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

	Year ended December 31,			2018 vs 2017	2017 vs 2016
(camera units and dollars in thousands)	2018	2017	2016	% Change	% Change
Camera units shipped	4,337	4,303	4,762	1%	(10)%

Direct channel	$551,095	$634,888	$650,111	(13)	(2)
Percentage of revenue	48.0%	53.8%	54.8%
Distribution channel	$597,242	$544,853	$535,370	10	2
Percentage of revenue	52.0%	46.2%	45.2%
Total revenue	$1,148,337	$1,179,741	$1,185,481	(3)%	—%

Americas	$498,633	$591,879	$619,784	(16)%	(5)%
Percentage of revenue	43.4%	50.2%	52.3%
Europe, Middle East and Africa (EMEA)	$366,037	$334,872	$366,352	9	(9)
Percentage of revenue	31.8%	28.4%	30.9%
Asia and Pacific (APAC)	$283,667	$252,990	$199,345	12	27
Percentage of revenue	24.7%	21.4%	16.8%
Total revenue	$1,148,337	$1,179,741	$1,185,481	(3)%	—%
2018 Compared to 2017. Revenue was slightly down in 2018 at $1.15 billion compared to $1.18 billion in 2017. The year-over-year revenue decline was primarily driven by a decrease in Karma drone and drone accessory revenue of $62.0 million due to the exit of the drone business in 2018, partially offset by a decrease in sales incentives provided to customers, which included $80.5 million in price protection charges in the fourth quarter of 2017. Camera units shipped of 4.34 million units in 2018 was flat compared to 4.30 million units in 2017. The year-over-year average selling price (defined as total revenue divided by camera units shipped) decreased by 3.4%, primarily due to the impact of Karma drone and drone accessories. Excluding the impact of Karma, our average selling price would have increased 1%. In 2018, we estimated camera sell-through to our end consumer was 4.8 million units, which grew 9% compared to 2017.
2017 Compared to 2016. Revenue was slightly down in 2017 at $1.18 billion compared to $1.19 billion in 2016. Total revenue was negatively impacted by price protection charges of $80.5 million, partially offset by an increase in revenue related to our Karma drone which was launched in February 2017. Additionally, camera units shipped in 2017 decreased 10%, reflecting a higher mix of lower price point cameras sold in 2016 compared to 2017.
Cost of revenue and gross margin

	Year ended December 31,			2018 vs 2017	2017 vs 2016
(dollars in thousands)	2018	2017	2016	% Change	% Change
Cost of revenue	$772,136	$786,657	$719,689	(2)%	9%
Stock-based compensation	1,954	1,935	1,616	1	20
Acquisition-related costs	11,434	5,985	1,759	91	240
Restructuring costs	1,379	634	497	118	28
Total cost of revenue	$786,903	$795,211	$723,561	(1)%	10%
Gross margin	31.5%	32.6%	39.0%	(110) bps	(640) bps
2018 Compared to 2017. Gross margin of 31.5% in 2018 decreased from 32.6% in 2017, or (110) bps, reflecting a decrease in average selling price, (397) bps, sales of previously written off cameras in 2017, (69 bps), and temporarily higher prices associated with component supply shortages, (29) bps, partially offset by lower sales incentives, 313 bps, and operational expense improvements.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

2017 Compared to 2016. Gross margin of 32.6% in 2017 decreased from 39.0% in 2016, or (640) bps. Gross margin in 2017 reflected the impact of camera and drone related price protection, (400) bps, lower gross margins from Karma drone sales as compared to camera sales, (143) bps, and inventory and purchase order charges related to Karma and its accessories, (180) bps, partially offset by operational expense improvements.
Research and development

	Year ended December 31,			2018 vs 2017	2017 vs 2016
(dollars in thousands)	2018	2017	2016	% Change	% Change
Research and development	$134,866	$191,182	$295,901	(29)%	(35)%
Stock-based compensation	19,636	24,963	31,365	(21)	(20)
Acquisition-related costs	—	3,028	14,439	(100)	(79)
Restructuring costs	12,794	10,092	17,197	27	(41)
Total research and development	$167,296	$229,265	$358,902	(27)%	(36)%
Percentage of revenue	14.6%	19.4%	30.3%
2018 Compared to 2017. The year-over-year decrease of $62.0 million, or 27%, in total research and development expenses in 2018 compared to 2017 reflected our exit of the aerial business in the first quarter of 2018 and our other restructuring actions, which contributed to a $36.7 million decrease in cash-based personnel-related costs due to a reduction in research and development headcount, a $12.1 million decrease in depreciation and other supporting overhead expenses, a $6.6 million decrease in professional services costs and a $5.3 million decrease in stock-based compensation. Additionally, amortization of intangibles decreased by $2.5 million due to a reclassification to cost of revenue.
2017 Compared to 2016. The year-over-year decrease of $129.6 million, or 36%, in total research and development expenses in 2017 compared to 2016 reflected a $59.7 million decrease in consulting and professional services costs, a $36.7 million decrease in cash-based personnel-related costs due to a reduction in research and development headcount, and a $6.7 million decrease in depreciation and other supporting overhead expenses. In addition, in 2017, acquisition-related costs decreased $11.4 million primarily due to an intangible impairment charge of $6.0 million related to projects that were discontinued in the third quarter of 2016 and stock-based compensation decreased $6.4 million due to lower employee headcount.
Research and development headcount for 2018 and 2017 has decreased by 36% and 23%, year-over-year, from December 31, 2017 and December 31, 2016, respectively, principally as a result of our restructuring actions. See Restructuring costs for additional information regarding research and development restructuring charges recorded in 2018, 2017 and 2016.
Sales and marketing

	Year ended December 31,			2018 vs 2017	2017 vs 2016
(dollars in thousands)	2018	2017	2016	% Change	% Change
Sales and marketing	$207,346	$219,036	$342,651	(5)%	(36)%
Stock-based compensation	9,459	10,498	13,883	(10)	(24)
Acquisition-related costs	—	—	22	—	(100)
Restructuring costs	5,291	7,047	12,064	(25)	(42)
Total sales and marketing	$222,096	$236,581	$368,620	(6)%	(36)%
Percentage of revenue	19.3%	20.1%	31.1%
2018 Compared to 2017. The year-over-year decrease of $14.5 million, or 6%, in total sales and marketing expenses in 2018 compared to 2017 reflected a $10.9 million decrease in cash-based personnel-related costs due to a reduction in sales and marketing headcount, a $6.5 million decrease in sponsorship expenses, a $6.3 million decrease in POP expense, a $2.4 million reduction in travel related expenses, a $2.2 million decrease in consulting and outside professional service costs and a $1.8 million decrease in allocated facilities, depreciation

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

and other supporting overhead expenses, partially offset by an $18.2 million increase in advertising activities.
2017 Compared to 2016. The year-over-year decrease of $132.0 million, or 36%, in total sales and marketing expenses in 2017 compared to 2016 reflected a $73.7 million decrease in advertising and promotional activity, of which $59.0 million was related to advertising, marketing events and sponsorships. Additionally, there was a $23.3 million decrease in cash-based personnel-related costs due to a reduction in sales and marketing headcount, an $8.8 million decrease in consulting and outside professional service costs, an $8.4 million decrease in travel related expenses, and a $7.2 million decrease in allocated facilities, depreciation and other supporting overhead expenses. The favorable reductions in sales and marketing expenses in 2017 were primarily due to more focused and strategic marketing efforts in 2017.
Sales and marketing headcount for 2018 and 2017 has decreased by 26% and 16%, year-over-year, from December 31, 2017 and December 31, 2016, respectively, principally as a result of our restructuring activities. See Restructuring costs for additional information regarding sales and marketing restructuring charges recorded in 2018, 2017 and 2016.
General and administrative

	Year ended December 31,			2018 vs 2017	2017 vs 2016
(dollars in thousands)	2018	2017	2016	% Change	% Change
General and administrative	$52,865	$65,788	$70,247	(20)%	(6)%
Stock-based compensation	9,838	13,859	22,663	(29)	(39)
Acquisition-related costs	22	(22)	1,126	(200)	(102)
Restructuring costs	3,279	2,519	13,331	30	(81)
Total general and administrative	$66,004	$82,144	$107,367	(20)%	(23)%
Percentage of revenue	5.7%	7.0%	9.1%
2018 Compared to 2017. The year-over-year decrease of $16.1 million, or 20%, in total general and administrative expenses in 2018 compared to 2017 reflected a $6.8 million decrease in cash-based personnel-related costs due to a reduction in general and administrative headcount, a $4.0 million decrease in stock-based compensation, a $2.3 million decrease in settlement charges and a $2.0 million decrease in consulting and outside professional service costs.
2017 Compared to 2016. The year-over-year decrease of $25.2 million, or 23%, in total general and administrative expenses in 2017 compared to 2016 reflected a $10.8 million decrease in restructuring costs, of which $8.8 million was due to restructuring charges for executive stock-based compensation, an $8.8 million decrease in stock-based compensation, of which $5.8 million was due to the timing of expense recognition attributable to the CEO RSUs (see Note 7 Employee benefit plans, to the Notes to Consolidated Financial Statements), a $3.2 million decrease in cash-based personnel-related costs due to a reduction in general and administrative headcount, and a $1.1 million decrease in acquisition-related costs due to higher legal costs incurred in conjunction with our 2016 acquisitions.
General and administrative headcount for 2018 and 2017 has decreased by 24% and 10%, year-over-year, from December 31, 2017 and December 31, 2016, respectively, principally as a result of our restructuring actions. See Restructuring costs for additional information regarding general and administrative restructuring charges recorded in 2018, 2017 and 2016.
Restructuring costs
First quarter 2018 restructuring plan. On January 2, 2018, we approved a restructuring plan to further reduce future operating expenses and better align resources around our long-term business strategy. The restructuring provided for a reduction of our workforce of approximately 18%, the closure of our aerial group and the consolidation of certain leased office facilities. Under the first quarter 2018 restructuring plan, we recorded restructuring charges of $17.8 million, including $14.1 million related to severance and $3.7 million related to accelerated depreciation and other charges, which primarily pertain to exiting office spaces and the closure of our aerial products business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

First quarter 2017 restructuring plan. On March 15, 2017, we approved a restructuring plan that provided for a reduction of our workforce by approximately 17% and the consolidation of certain leased office facilities. Under the first quarter 2017 restructuring plan, we recorded restructuring charges of $21.7 million, including $10.3 million related to severance and $11.4 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring plan were substantially completed by the fourth quarter of 2017. Additional charges were recorded in 2018 due to updated estimates related to the consolidation and exit of certain leased office facilities.
Fourth quarter 2016 restructuring plan. On November 29, 2016, we approved a restructuring plan that provided for a reduction in our workforce of approximately 15%, the closure of our entertainment group and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring plan, we recorded restructuring charges of $39.9 million, including $36.7 million related to severance and $3.2 million related to accelerated depreciation and other charges, which primarily pertain to exiting office spaces. The actions associated with the fourth quarter 2016 restructuring plan were substantially completed by March 31, 2017.
First quarter 2016 restructuring plan. On January 12, 2016, we approved a restructuring plan that provided for a reduction in our workforce of approximately 7%. Under the first quarter 2016 restructuring plan, we recorded restructuring charges of $6.5 million in the first quarter of 2016, which primarily included cash-based severance costs. We completed this plan at the end of the first quarter of 2016 and all costs have been paid. No charges were recorded in periods after March 31, 2016.
See Note 13 Restructuring charges, to the Notes to Consolidated Financial Statements of this Annual Report on 10-K.
Other income (expense)

	Year ended December 31,			2018 vs 2017	2017 vs 2016
(dollars in thousands)	2018	2017	2016	% Change	% Change
Interest expense	$(18,683)	$(13,660)	$(2,992)	37%	357%
Other income, net	4,970	733	787	578	(7)
Total other expense, net	$(13,713)	$(12,927)	$(2,205)	6%	486%
2018 Compared to 2017. Total other expense, net, increased $0.8 million in 2018 compared to 2017, primarily attributable to a $4.7 million increase to interest expense related to our Convertible Notes and a $1.4 million increase in unrealized losses due to changes in foreign exchange rates, partially offset by a $5.0 million gain on the sale and license of intellectual property and a $0.5 million increase in investment interest income.
2017 Compared to 2016. Total other expense, net, increased by $10.7 million in 2017 compared to 2016, primarily attributable to interest expense and the accretion of debt premium to the face value on our Convertible Notes, which were issued in April 2017.
Income taxes

	Year ended December 31,			2018 vs 2017	2017 vs 2016
(dollars in thousands)	2018	2017	2016	% Change	% Change
Income tax expense	$1,359	$6,486	$43,829	(79)%	(85)%
Effective tax rate	(1.3)%	(3.7)%	(11.7)%
2018 Compared to 2017. We recorded an income tax provision of $1.4 million for the year ended December 31, 2018 which resulted in a negative effective tax rate of 1.3%. Our income tax provision in 2018 was principally composed of tax expenses incurred on pre-tax income in profitable foreign jurisdictions, partially offset by United States tax benefits related to the release of unrecognized tax benefits upon the completion of an IRS audit. While we incurred pre-tax losses in the United States and certain foreign jurisdictions, we do not expect to recognize any significant tax benefits on pre-tax losses in the United States due to a valuation allowance recorded against our United States deferred tax assets. Our 2017 negative effective tax rate of 3.7% resulted principally from tax

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

expenses incurred on pre-tax income in profitable foreign jurisdictions.
2017 Compared to 2016. We recorded an income tax provision of $6.5 million for the year ended December 31, 2017, which resulted in a negative effective tax rate of 3.7%. Our income tax provision in 2017 was principally composed of tax expenses incurred on pre-tax income in profitable foreign jurisdictions. While we incurred pre-tax losses in the United States and certain lower-rate jurisdictions, we do not expect to recognize any significant tax benefits on pre-tax losses in the United States due to the valuation allowance recorded against our United States deferred tax assets. Our 2016 negative effective tax rate of 11.7% resulted from the tax benefit of $131.3 million on pre-tax book losses of $375.2 million, offset by the establishment of a valuation allowance of $101.9 million on United States federal and state net deferred tax assets, as well as the tax expenses incurred on pre-tax income in profitable foreign jurisdictions. See Note 9 Income taxes, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a reconciliation between the United States statutory tax rate and our effective tax rates.
Quarterly results of operations
The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarterly periods ended December 31, 2018.

	Three months ended
(dollars in thousands, except per share amounts)	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017
Revenue (1)	$377,378	$285,936	$282,677	$202,346	$334,796	$329,805	$296,526	$218,614
Gross profit	142,117	91,032	83,369	44,916	79,786	130,546	105,632	68,566
Operating expenses (2)	109,150	112,386	114,205	119,655	138,097	122,497	130,615	156,781
Net income (loss)	$31,671	$(27,089)	$(37,269)	$(76,347)	$(55,848)	$14,661	$(30,536)	$(111,150)

Net income (loss) per share:
Basic	$0.22	$(0.19)	$(0.27)	$(0.55)	$(0.41)	$0.11	$(0.22)	$(0.78)
Diluted	$0.22	$(0.19)	$(0.27)	$(0.55)	$(0.41)	$0.10	$(0.22)	$(0.78)

(1)
Included in revenue for the quarter ended December 31, 2017 was a reduction of $80.5 million for price protection and marketing development funds incurred in connection with the reduction of our camera and drone selling prices.

(2)
Included in operating expenses were the restructuring charges of $3.9 million for the quarter ended September 30, 2018, $15.5 million for the quarter ended March 31, 2018 and $12.1 million for the quarter ended March 31, 2017.

Liquidity and Capital Resources
The following table presents selected financial information as of December 31, 2018 and 2017:

(dollars in thousands)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$152,095	$202,504
Marketable securities	45,417	44,886
Total cash, cash equivalents and marketable securities	$197,512	$247,390
Percentage of total assets	28%	29%
Our primary source of cash is receipts from sales of our products and services. Other sources of cash are from tax refunds, proceeds from employee participation in the employee stock purchase plan and the exercise of employee stock options, sale and license of intellectual property and sublease income. The primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing and office rent, purchases of property and equipment, and other costs of revenue.
As of December 31, 2018, our cash, cash equivalents and marketable securities of $197.5 million reflected a decrease of $49.9 million, or 20.2%, compared to December 31, 2017. The decrease was primarily due to payments on accounts payable, personnel-related costs, inventory purchases and price protection claims. As of December 31, 2018, $80.1 million of cash was held by our foreign subsidiaries.

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
In connection with the Notes offering, we entered into a prepaid forward stock repurchase transaction agreement (Prepaid Forward) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $78.0 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of shares of our Class A common stock underlying the Prepaid Forward is approximately 9.2 million shares. The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the forward counterparty will deliver to us the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted income (loss) per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the forward counterparty delivers the shares underlying the Prepaid Forward to us. The net proceeds from the Convertible Senior Notes offering of approximately $91 million were used for general corporate purposes.
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

•
In March 2016, we entered into a credit agreement with a syndicate of banks that provided for a secured revolving credit facility under which we could borrow up to an aggregate of $250.0 million. Our credit facility terminates in March 2021. No borrowings have been made from the credit facility to date. (See Note 5 Financing Arrangements, in the Notes to Consolidated Financial Statements for additional information.)

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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,			2018 vs 2017	2017 vs 2016
(in thousands)	2018	2017	2016	% Change	% Change
Net cash provided by (used in):
Operating activities	$(42,434)	$(36,853)	$(107,753)	15%	(66)%
Investing activities	$(6,235)	$(43,097)	$19,286	(86)%	(323)%
Financing activities	$(1,481)	$88,594	$1,955	(102)%	4,432%
Cash flows from operating activities
Cash used in operating activities of $42.4 million was primarily attributable to an adjusted net loss of $22.4 million (net loss adjusted for non-cash expenses of $86.7 million) and a net cash outflow of $20.0 million from changes in operating asset and liabilities. Cash outflow related to operating assets and liabilities consisted primarily of decreases in accounts payable and other liabilities of $70.4 million due to payments of 2017 year-end liabilities, partially offset by the receipt of an IRS tax refund of $32.9 million, and other changes in assets and liabilities.
Cash flows from investing activities
Our primary investing activities consist of purchases and maturities of marketable securities, purchases of property and equipment, and a gain on a sale and license of intellectual property. Cash used in investing activities was $6.2 million in 2018 resulting from the gain on a sale and license of intellectual property of $5.0 million, offset by the net purchases of property and equipment of $11.0 million and net purchases of marketable securities of $0.2 million.
Cash flows from financing activities
Our primary financing activities consisted of the issuance of equity securities under our common stock plans. Cash used in financing activities was $1.5 million in 2018 resulting from $6.7 million in tax payments for net RSU settlements, partially offset by $5.2 million received from stock purchases made through our employee stock purchase plan and employee stock option exercises.
Contractual Commitments
Contractual obligations. As of December 31, 2018, our total undiscounted future expected payment obligations under our agreements with terms longer than one year were approximately $289.3 million, including $175.0 million for our Convertible Senior Notes, $107.8 million for operating leases, $4.0 million for sponsorship agreements and $2.4 million for other multi-year agreements. See Note 5 Financing Arrangements, for discussion regarding our Convertible Senior Notes and Note 11 Commitments, contingencies and guarantees, for discussion regarding facility leases and other contractual commitments in the Notes to Consolidated Financial Statements.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs and expenses and the related disclosures. Note 1 Summary of business and significant accounting policies, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our board of directors.
Revenue recognition
We derive substantially all of our revenue from the sale of cameras, drones, mounts and accessories and the related implied post contract support, or PCS. We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The transaction price we expect to be entitled to is primarily comprised of product revenue, net of returns and variable consideration, including sales incentives provided to customers.
For most of our revenue, revenue is recognized at the time the product is delivered and when collection is deemed probable. For customers who purchase products directly from our website, we retain a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs.
Our standard terms and conditions of sale for non-web based sales do not allow for product returns other than under warranty. However, we grant limited rights to return product for certain large retailers and distributors. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer class and other factors. An estimated refund liability along with a right to recover assets are recorded for future product returns. Return trends are influenced by product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality and other factors. Return rates may fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns. Actual returns in any future period could differ from our estimates, which could impact the revenue that we report.
Our camera and drone sales contain multiple performance obligations that generally include the following three separate obligations: a) a hardware component (camera, drone and/or accessories) and the embedded firmware essential to the functionality of the hardware delivered at the time of sale, b) the implicit right to our downloadable free apps and software solutions, and c) the implied right for the customer to receive post contract support after the initial sale (PCS). PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. Judgment is required to properly identify the accounting units of multiple performance obligations and to determine the manner in which revenue should be allocated among the obligations. We allocate the transaction price to PCS based on a cost-plus method. The transaction price is allocated to the remaining performance obligations on a residual value method. Our process to allocate the transaction price considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable, including: the level of support provided to customers, estimated costs to provide our support, the amount of time and cost that is allocated to our efforts to develop the undelivered elements, and market trends in the pricing for similar offerings. While changes in the allocation of the transaction price among the performance obligations will not affect the amount of total revenue ultimately recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could have a material effect on our financial condition and results of operations.
We provide our customers with sales incentives through various programs, including cooperative advertising, price protection, marketing development funds and other incentives. Sales incentives are considered to be

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

variable consideration, which we estimate and record as a reduction to revenue at the date of sale. Sales incentives are influenced by historical experience, product sell-through and other factors. Actual sales incentives and their impact on reported revenue could differ from our estimates.
See Note 1 Summary of business and significant accounting policies, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Inventory valuation and liability for purchase commitments
Inventory consists of finished goods and component parts and is stated at the lower of cost or net realizable value on a first-in, first-out basis. Our inventory balances were $116.5 million and $150.6 million as of December 31, 2018 and 2017, respectively. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products within a specified time horizon, generally 12 months, product life cycle status, product development plans and current sales levels. We also record a liability for noncancelable purchase commitments with contract manufacturers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. The estimates used for future demand are also used for near-term capacity planning and inventory purchases and are consistent with our revenue forecast assumptions. If our demand forecast is greater than the actual demand, the amount of our loss will be impacted by our contractual ability to reduce inventory purchases and commitments from our contract manufacturers. Our assumptions of future demand for our products are inherently uncertain, and if there were to be an abrupt and substantial decline in demand for one or more of our products or a change in our product development plans, we may be required to increase our inventory write-downs and our liability for purchase commitments that would adversely affect our results of operations in the period when such write-downs and/or excess commitments are recorded.
Warranty
We generally provide a 12-month warranty coverage on all of our products except in the EU where we provide a 24-month warranty. An extended warranty is also available for a fee under our GoPro Care program which provides for accidental damage coverage along with other perquisites. Our standard warranty provides for repair or replacement of the associated products during the warranty period. We establish a liability for estimated product warranty costs at the time product revenue is recognized. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials or other costs differ from our estimates, additional warranty liabilities could be required, which could materially affect our results of operations.
Income taxes
We are subject to income taxes in the United States and multiple foreign jurisdictions. Our effective tax rates differ from the United States federal statutory rate, primarily due to changes in our valuation allowance, the effect of non-United States operations, deductible and non-deductible stock-based compensation expense, state taxes, federal research and development tax credits and other adjustments. Our negative effective tax rate was 1.3%, 3.7% and 11.7% in 2018, 2017 and 2016, respectively. The calculation of our provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is materially affected by the tax rates that apply to our foreign earnings.
As of December 31, 2018, we liquidated our Cayman Islands entity and elected to treat our wholly-owned foreign subsidiaries as disregarded entities (foreign branches) and include them in the United States tax group. We continue to assert indefinite reinvestment to the extent of any foreign withholding taxes on the undistributed earnings related to these foreign branches. Any foreign withholding tax on these earnings is deemed not to be material.
Deferred tax assets. Deferred tax assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

expected taxable income from all sources, including reversal of taxable temporary differences, forecast operating earnings and available tax planning strategies. As of December 31, 2018, we had a valuation allowance on all of our United States net deferred tax assets based on our assessment that it is not more likely than not that the deferred tax asset will be realized.
Uncertain tax positions. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We file annual income tax returns in multiple taxing jurisdictions around the world and a number of years may elapse before an uncertain tax position is audited by the relevant tax authorities and finally resolved. We have established reserves to address potential exposures related to tax positions that could be challenged by tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves reflect the more likely outcome.
Our future effective tax rates could be adversely affected if actual earnings are different than our estimates, by changes in the valuation of our deferred tax assets or liabilities, outcomes resulting from income tax examinations, or by changes or interpretations in tax laws, regulations or accounting principles.
We were under examination by the Internal Revenue Service (IRS) for the 2012 through 2015 tax years. In the first quarter of 2018, the IRS audit concluded and an income tax refund of $32.9 million was received.
United States Tax Reform. The Tax Cuts and Jobs Act (TCJA) of 2017, enacted on December 22, 2017, contained significant changes to United States tax law, including lowering the United States corporate income tax rate to 21%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of United States GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA.
We recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities to the extent needed and included these amounts in our consolidated financial statements for the year ended December 31, 2017.
As of December 31, 2018, we completed accounting for all of the enactment-date income tax effects of the TCJA and determined that there were no material adjustments in the three and twelve months ended December 31, 2018.
While the TCJA provides for a territorial tax system, beginning in 2018, it includes two new United States tax base erosion provisions, the global intangible low-taxed income (GILTI) provisions and the base-erosion and anti-abuse tax (BEAT) provisions. As of December 31, 2018, we have determined that these provisions did not have a tax impact to us in 2018. See Note 9 Income taxes, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information.
Stock-based compensation
We measure and recognize stock-based compensation based on the fair value measurement for all stock-based awards granted to employees and directors over the service period for awards which vest. See Note 7 Employee benefit plans, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. We use the Black-Scholes option-pricing model to determine the fair value of stock options and employee stock purchase plan options. The determination of the grant date fair value of options using an option-pricing model is affected by our common stock fair value as well as assumptions regarding a number of variables, of which the most subjective were estimated as follows:

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
We perform an annual assessment of our goodwill during the fourth quarter to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it is more likely than not that the fair value of our single reporting unit would be reduced below its carrying amount. If further testing is deemed necessary, we perform a two-step process. The first step involves comparing the fair value of our reporting unit to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the carrying value of the goodwill to its implied fair value. As of December 31, 2018, we determined that no impairment of the carrying value of goodwill was required.

Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 1 Summary of business and significant accounting policies, to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures
We report net income (loss) and diluted net income (loss) per share in accordance with United States generally accepted accounting principles (GAAP) and on a non-GAAP basis. Additionally, we report non-GAAP adjusted EBITDA. We use non-GAAP financial measures to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. Our management uses, and believes that investors benefit from referring to, these non-GAAP financial measures in assessing our operating results. These non-GAAP financial measures should not be considered in isolation from, or as an alternative to, the measures prepared in accordance with GAAP, and are not based on any comprehensive set of accounting rules or principles. We believe that these non-GAAP measures, when read in conjunction with our GAAP financials, provide useful information to investors by facilitating:

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

•
non-GAAP net income (loss) excludes a gain on the sale and license of intellectual property. This gain is not related to our core operating performance or reflective of ongoing operating results in the period, and the frequency and amount of such gains are inconsistent;

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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables present a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended December 31,
(in thousands)	2018	2017
Net income (loss)	$31,671	$(55,848)
Income tax (benefit) expense	1,655	(6,943)
Interest expense, net	4,470	4,163
Depreciation and amortization	7,290	9,218
POP display amortization	2,788	4,342
Stock-based compensation	9,716	15,020
Restructuring costs	1,217	3,504
Adjusted EBITDA	$58,807	$(26,544)

	Year ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Net income (loss)	$(109,034)	$(182,873)	$(419,003)	$36,131	$128,088
Income tax expense	1,359	6,486	43,829	16,454	52,887
Interest expense	17,278	12,804	1,401	234	5,038
Depreciation and amortization	35,063	41,478	41,639	28,981	17,945
POP display amortization	13,482	19,190	19,623	16,829	18,023
Stock-based compensation	40,887	51,255	69,527	80,680	71,399
Impairment of intangible assets	—	—	7,088	—	—
Restructuring costs	22,743	20,292	43,089	—	—
Adjusted EBITDA	$21,778	$(31,368)	$(192,807)	$179,309	$293,380
The following tables present a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended December 31,
(in thousands, except per share data)	2018	2017
Net income (loss)	$31,671	$(55,848)
Stock-based compensation	9,716	15,020
Acquisition-related costs	2,101	2,360
Restructuring costs	1,217	3,504
Non-cash interest expense	2,124	1,979
Gain on sale and license of intellectual property	(5,000)	—
Income tax adjustments	527	(8,334)
Non-GAAP net income (loss)	$42,356	$(41,319)
Non-GAAP income (loss) per share	$0.30	$(0.30)

GAAP shares for diluted net income (loss) per share	140,882	136,886
Add: effect of potentially dilutive shares	2,359	—
Non-GAAP shares for diluted net income (loss) per share	143,241	136,886

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Net income (loss)	$(109,034)	$(182,873)	$(419,003)	$36,131	$128,088
Stock-based compensation	40,887	51,255	69,527	80,680	71,399
Acquisition-related costs	11,456	8,991	17,346	5,370	1,133
Restructuring costs	22,743	20,292	43,089	—	—
Non-cash interest expense	8,112	5,345	—	—	—
Gain on sale and license of intellectual property	(5,000)	—	—	—	—
Income tax adjustments (1)	(1,073)	1,123	87,794	(10,617)	(11,707)
Non-GAAP net income (loss)	$(31,909)	$(95,867)	$(201,247)	$111,564	$188,913
Non-GAAP diluted income (loss) per share	$(0.23)	$(0.69)	$(1.44)	$0.76	$1.32

GAAP shares for diluted net income (loss) per share	139,495	138,056	139,425	146,486	123,630
Add: preferred shares conversion	—	—	—	—	15,136
Add: initial public offering shares	—	—	—	—	4,414
Non-GAAP shares for diluted net income (loss) per share	139,495	138,056	139,425	146,486	143,180

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
Foreign currency risk. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had insignificant foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies, principally the Euro, Japanese Yen, British Pound and Chinese Yuan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we expand our operations, if foreign currency exchange rates become volatile, or if foreign currency held in our foreign entities increases, our exposure to foreign currency risk could become more significant. To date, we have not entered into any material foreign currency exchange contracts. For assets and liabilities denominated in other currencies, we do not believe that the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar would have a material effect on our results of operations from such a shift.
Interest rate risk. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are comprised primarily of money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair value of our investment portfolio.
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

Item 8. Financial Statements and Supplementary Data

GoPro, Inc.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption Results of Operations, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GoPro, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GoPro, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for the tax consequences of intra-entity asset transfers in 2018.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 15, 2019

We have served as the Company’s auditor since 2011.

GoPro, Inc.
Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$152,095	$202,504
Marketable securities	45,417	44,886
Accounts receivable, net	129,216	112,935
Inventory	116,458	150,551
Prepaid expenses and other current assets	30,887	62,811
Total current assets	474,073	573,687
Property and equipment, net	46,567	68,587
Intangible assets, net	13,065	24,499
Goodwill	146,459	146,459
Other long-term assets	18,195	37,014
Total assets	$698,359	$850,246

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$148,478	$138,257
Accrued liabilities	135,892	213,030
Deferred revenue	15,129	19,244
Total current liabilities	299,499	370,531
Long-term taxes payable	19,553	21,188
Long-term debt	138,992	130,048
Other long-term liabilities	28,203	29,774
Total liabilities	486,247	551,541

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 105,170 and 101,034 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 35,897 and 35,966 shares issued and outstanding, respectively	894,755	854,452
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(569,030)	(442,134)
Total stockholders’ equity	212,112	298,705
Total liabilities and stockholders’ equity	$698,359	$850,246
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2018	2017	2016
Revenue	$1,148,337	$1,179,741	$1,185,481
Cost of revenue	786,903	795,211	723,561
Gross profit	361,434	384,530	461,920
Operating expenses:
Research and development	167,296	229,265	358,902
Sales and marketing	222,096	236,581	368,620
General and administrative	66,004	82,144	107,367
Total operating expenses	455,396	547,990	834,889
Operating loss	(93,962)	(163,460)	(372,969)
Other income (expense):
Interest expense	(18,683)	(13,660)	(2,992)
Other income, net	4,970	733	787
Total other expense, net	(13,713)	(12,927)	(2,205)
Loss before income taxes	(107,675)	(176,387)	(375,174)
Income tax expense	1,359	6,486	43,829
Net loss	$(109,034)	$(182,873)	$(419,003)

Basic and diluted net loss per share	$(0.78)	$(1.32)	$(3.01)

Weighted average number of shares outstanding, basic and diluted	139,495	138,056	139,425
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Stockholders’ Equity

	Common stock and additional paid-in capital		Treasury stock	Retained earnings (accumulated deficit)	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2015	136,601	$663,311	$(35,613)	$144,335	$772,033
Common stock issued under employee benefit plans, net of shares withheld for tax	3,936	10,103	—	—	10,103
Taxes paid related to net share settlements	—	(6,889)	—	—	(6,889)
Shares issued to third-party vendor for services	822	7,297	—	—	7,297
Stock-based compensation expense	—	69,499	—	—	69,499
Stock-based compensation expense related to restructuring	—	15,566	—	—	15,566
Excess tax benefit from stock-based compensation	—	(1,661)	—	—	(1,661)
Net loss	—	—	—	(419,003)	(419,003)
Balances at December 31, 2016	141,359	757,226	(35,613)	(274,668)	446,945
Common stock issued under employee benefit plans, net of shares withheld for tax	4,807	9,732	—	—	9,732
Taxes paid related to net share settlements	—	(12,118)	—	—	(12,118)
Stock-based compensation expense	—	54,037	—	—	54,037
Repurchase of common stock under Prepaid Forward contract	(9,166)	(1)	(78,000)	—	(78,001)
Issuance of Convertible Note	—	45,211	—	—	45,211
Cumulative effect of adoption of new accounting standard	—	365	—	15,407	15,772
Net loss	—	—	—	(182,873)	(182,873)
Balances at December 31, 2017	137,000	854,452	(113,613)	(442,134)	298,705
Common stock issued under employee benefit plans, net of shares withheld for tax	4,067	5,099	—	—	5,099
Taxes paid related to net share settlements	—	(6,650)	—	—	(6,650)
Stock-based compensation expense (Note 7)	—	41,854	—	—	41,854
Cumulative effect of adoption of new accounting standards (Note 1)	—	—	—	(17,862)	(17,862)
Net loss	—	—	—	(109,034)	(109,034)
Balances at December 31, 2018	141,067	$894,755	$(113,613)	$(569,030)	$212,112
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2018	2017	2016
Operating activities:
Net loss	$(109,034)	$(182,873)	$(419,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,063	41,478	41,640
Stock-based compensation	40,887	51,255	69,527
Excess tax benefit from stock-based compensation (1)	—	—	(3,463)
Deferred income taxes	(389)	(2,527)	38,568
Non-cash restructuring charges	6,282	7,315	17,601
Non-cash interest expense	8,112	5,345	—
Impairment of intangible assets	—	—	7,088
Gain on sale and license of intellectual property	(5,000)	—	—
Other	1,696	4,094	7,574
Changes in operating assets and liabilities:
Accounts receivable, net	(16,460)	52,278	(18,816)
Inventory	34,093	16,641	21,040
Prepaid expenses and other assets	35,390	9,303	(14,618)
Accounts payable and other liabilities	(70,400)	(44,411)	142,941
Deferred revenue	(2,674)	5,249	2,168
Net cash used in operating activities	(42,434)	(36,853)	(107,753)

Investing activities:
Purchases of property and equipment, net	(11,004)	(24,061)	(43,627)
Purchases of marketable securities	(57,731)	(52,318)	—
Maturities of marketable securities	57,500	21,659	119,918
Sale of marketable securities	—	11,623	47,348
Proceeds from the sale and license of intellectual property	5,000	—	—
Acquisitions, net of cash acquired	—	—	(104,353)
Net cash provided by (used in) investing activities	(6,235)	(43,097)	19,286

Financing activities:
Proceeds from issuance of common stock	5,169	9,751	9,664
Taxes paid related to net share settlement of equity awards	(6,650)	(12,118)	(6,889)
Proceeds from issuance of convertible senior notes	—	175,000	—
Prepayment of forward stock repurchase transaction	—	(78,000)	—
Excess tax benefit from stock-based compensation (1)	—	—	3,463
Payment of deferred acquisition-related consideration	—	(75)	(950)
Payment of debt issuance costs	—	(5,964)	(3,333)
Net cash provided by (used in) financing activities	(1,481)	88,594	1,955
Effect of exchange rate changes on cash and cash equivalents	(259)	1,746	(1,046)
Net increase (decrease) in cash and cash equivalents	(50,409)	10,390	(87,558)
Cash and cash equivalents at beginning of period	202,504	192,114	279,672
Cash and cash equivalents at end of period	$152,095	$202,504	$192,114

Supplementary cash flow disclosure:
Cash paid for interest	$6,125	$3,114	$—
Cash paid (refunded) for income taxes, net	$(32,090)	$8,370	$9,690
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$223	$5,785	$2,258

(1)
Effective January 1, 2017, the Company adopted an accounting standard which addresses, among other items, updates to the presentation and treatment of excess tax benefits related to stock-based compensation.

The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Notes to Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. and its subsidiaries (GoPro or the Company) helps its consumers capture and share their experiences in immersive and exciting ways. The Company is committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. To date, the Company’s cameras, drones, and mountable and wearable accessories have generated substantially all of its revenue. The Company sells its products globally through retailers, wholesale distributors and on its website. The Company’s global corporate headquarters are located in San Mateo, California.
Basis of presentation. The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30.
Principles of consolidation. These consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), stock-based compensation, inventory valuation, product warranty liabilities, the valuation and useful lives of long-lived assets (property and equipment, intangible assets and goodwill) and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the consolidated statements of comprehensive income (loss) have been omitted.
Prior period reclassifications. Reclassifications of certain prior period amounts in the consolidated financial statements have been made to conform to the current period presentation.
Cash equivalents and marketable securities. Cash equivalents primarily consist of investments in money market funds with maturities of three months or less from the date of purchase. Marketable securities consist of commercial paper, U.S. treasury securities and corporate debt securities, and are classified as available-for-sale securities. The Company views these securities as available to support current operations and has classified all available-for-sale securities as current assets. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included in stockholders’ equity. Unrealized losses are charged against other income, net, for declines in fair value below the cost of an individual investment that is deemed to be other than temporary. The Company has not identified any marketable securities as other-than-temporarily impaired for the periods presented. The cost of securities sold is based upon a specific identification method.
Accounts receivable and allowance for doubtful accounts. Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, age of the accounts receivable balances, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. The allowance for doubtful accounts as of December 31, 2018 and 2017 was $0.5 million and $0.8 million, respectively.
Inventory. Inventory consists of finished goods and component parts, which are purchased directly from contract manufacturers or from suppliers. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and estimated market value plus the estimated cost to sell. The Company’s assessment of market value is based upon assumptions around market conditions and estimated

GoPro, Inc.
Notes to Consolidated Financial Statements

future demand for its products within a specified time horizon, generally 12 months. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue.
Point of purchase (POP) displays. The Company provides retailers with POP displays, generally free of charge, in order to facilitate the marketing of the Company’s products within retail stores. The POP displays contain a display that broadcasts video images taken by GoPro cameras along with product placement available for cameras and accessories. POP display costs are capitalized as long-term assets and charged to sales and marketing expense over the expected period of benefit, which generally ranges from 24 to 36 months. Cash outflows and amortization related to POP displays are classified as operating activities in the consolidated statement of cash flows. Amortization was $13.5 million, $19.2 million and $19.6 million in 2018, 2017 and 2016, respectively.
Property and equipment, net. Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life of the assets, ranging from one to nine years. Leasehold improvements are amortized over the shorter of the lease term or their expected useful life. Property and equipment pending installation, configuration or qualification are classified as construction in progress. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
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
Impairment of goodwill and long-lived assets. The Company performs an annual assessment of its goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of its single reporting unit is less than its carrying value. There was no

GoPro, Inc.
Notes to Consolidated Financial Statements

impairment of goodwill recorded for any periods presented. For the Company’s annual impairment testing in 2018, the Company did not identify any indicators of potential impairment of its single reporting unit. Other indefinite-lived intangible assets are assessed for impairment at least annually. If their carrying value exceeds the estimated fair value, the difference is recorded as an impairment. See Note 4 Consolidated financial statement details, for information regarding impairment charges recorded for indefinite-lived intangible assets.
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
Revenue recognition. The Company derives substantially all of its revenue from the sale of cameras, drones, mounts and accessories and the related implied post contract support to customers. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The transaction price the Company expects to be entitled to is primarily comprised of product revenue, net of returns and variable consideration, including sales incentives provided to customers. For most of the Company’s revenue, revenue is recognized at the time products are delivered and when collection is deemed probable. For customers who purchase products directly from the Company’s website, the Company retains a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. The Company provides sales commissions to internal and external sales representatives which are earned in the period in which revenue is recognized. As a result, the Company expenses such costs as incurred under Accounting Standards Update (ASU) 2014-19 Revenue from Contracts with Customers, which was adopted on January 1, 2018.
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

GoPro, Inc.
Notes to Consolidated Financial Statements

The transaction prices allocated to the delivered hardware, related embedded firmware and free software solutions are recognized as revenue at the time of sale, provided the conditions for recognition of revenue have been met. The transaction price allocated to PCS is deferred and recognized as revenue on a straight-line basis over the estimated term of the support period, which is estimated to be 15 months based on historical experience. Deferred revenue as of December 31, 2018 and December 31, 2017 also included immaterial amounts related to the Company’s GoPro Care and GoPro Plus fee-based service offerings. The Company’s deferred revenue balance was $16.1 million as of December 31, 2018 and the Company recognized $17.0 million of related revenue during the year ended December 31, 2018.
Prior to January 1, 2018, the Company recognized revenue under Accounting Standards Codification (ASC) 605, Revenue Recognition. ASC 605 is materially similar to ASC 606, Revenue from Contracts with Customers, with the following differences:

•	The Company recognized revenue when persuasive evidence of an arrangement existed, delivery had occurred, the sales price was fixed and determinable and collectability was reasonably assured.

•
The Company allocated the transaction price based on its best estimate of the selling price (BESP). The Company’s process for determining BESP was materially the same as its’ current allocation of the transaction price to each performance obligation.

•	Sales incentives were recorded as a reduction to revenue in the period the incentives were offered to customers or the related revenue was recognized, whichever was later.
Additionally, the Company allocated the transaction price based on its best estimate of the selling price (BESP). The Company’s process for determining BESP was materially the same as its’ current allocation of the transaction price to each performance obligation. Lastly, sales incentives were recorded as a reduction to revenue in the period the incentives were offered to customers or the related revenue was recognized, whichever was later.
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
Advertising costs. Advertising costs consist of costs associated with print, television and e-commerce media advertisements and are expensed as incurred. The Company incurs promotional expenses resulting from payments under event, resort and athlete sponsorship contracts. These sponsorship arrangements are considered to be executory contracts and, as such, the costs are expensed as performance under the contract is received. The costs associated with the preparation of sponsorship activities, including the supply of GoPro products, media team support, and activation fees are expensed as incurred. Prepayments made under sponsorship agreements are included in prepaid expenses or other long-term assets depending on the period to which the prepayment applies. Advertising costs were $73.0 million, $61.3 million and $106.0 million in 2018, 2017 and 2016, respectively.
Stock-based compensation. Stock-based awards granted to employees and directors are measured at fair value and recognized as an expense. The Company primarily issues restricted stock units and accounts for forfeitures as they occur. For service-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period. For performance and market-based awards which also require a service period, the Company uses graded vesting over the longer of the derived service period or when the performance or market condition is satisfied.
Foreign currency. The U.S. dollar is the functional currency of the Company’s foreign subsidiaries. The Company remeasures monetary assets or liabilities denominated in currencies other than the U.S. dollar using

GoPro, Inc.
Notes to Consolidated Financial Statements

exchange rates prevailing on the balance sheet date, and non-monetary assets and liabilities at historical rates. Foreign currency remeasurement and transaction gains and losses are included in other income, net and have not been material for any periods presented.
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

GoPro, Inc.
Notes to Consolidated Financial Statements

Recent accounting standards

Standard	Description	Company’s date of adoption	Effect on the consolidated financial statements or other significant matters
Standards that were adopted
Income Taxes ASU No. 2016-16 (Topic 740)
This standard requires entities to recognize the income tax consequences of intra-entity asset transfers when they occur, which removes the exception to postpone recognition until the asset has been sold to an outside party.
January 1, 2018
The adoption of the standard resulted in the recognition of previously unrecognized deferred charges using a modified retrospective method. The Company recorded a reversal of $15.0 million of deferred charges, an increase to United States deferred tax assets of $1.2 million with a corresponding United States valuation allowance of $1.2 million. The net impact to equity was an increase in the accumulated deficit of approximately $15.0 million upon adoption.

Stock Compensation ASU No. 2017-09 (Topic 718)
This standard clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under this standard, modification accounting is required only if the fair value, the vesting conditions or the classification of an award as equity or liability changes as a result of the change in terms or conditions.
		January 1, 2018	The adoption of ASU 2017-09 did not impact the Company’s consolidated financial statements and related disclosures. The Company adopted the standard on a prospective basis.
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

The Company adopted the standard using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Prior periods were not retrospectively adjusted. Refer below for the impact on each financial statement line item as of and for the full year ended December 31, 2018 due to the adoption of the standard.

GoPro, Inc.
Notes to Consolidated Financial Statements

The cumulative effect of the changes made to the Company’s consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, Revenue from Contracts with Customers and ASU 2016-16, Income Taxes — Intra-Entity Transfers of Assets Other Than Inventory, were as follows:

(in thousands)	Balance at December 31, 2017	Adjustment due to ASU 2014-09	Adjustment due to ASU 2016-16	Balance at January 1, 2018
Accumulated deficit	$(442,134)	$(2,872)	$(14,990)	$(459,996)

The adoption of ASU 2014-09 (ASC 606) impacted the timing of revenue recognized related to certain sales incentives and sales from the Company’s website, which impacted the revenue and current deferred revenue consolidated financial statement line items. Additionally, under ASC 606, the Company presents an estimated refund liability along with a right to recover asset for future product returns, which impacts the accounts receivable, net, inventory, net, prepaid expenses and other assets, and accrued liabilities consolidated financial statement line items resulting in an increase in the Company’s accounts receivable days sales outstanding (DSO) calculation. These adjustments do not impact net cash used in operating activities, however, they do impact the changes in operating assets and liabilities for the related accounts within the disclosure of operating activities on the consolidated statements of cash flows. Refer to the tables below for the quantitative impact to the Company’s consolidated financial statements for the periods ended December 31, 2018 due to the adoption of ASC 606.

	Year ended December 31, 2018
(in thousands)	As Reported Under ASC 606	Effect of Change	Balance Under ASC 605
Revenue	$1,148,337	$2,659	$1,150,996

	As of December 31, 2018
(in thousands)	As Reported Under ASC 606	Effect of Change	Balance Under ASC 605
Accounts receivable, net	$129,216	$(13,100)	$116,116
Inventory, net	116,458	5,474	121,932
Prepaid expenses and other current assets	30,887	(5,474)	25,413
Accrued liabilities	135,892	(13,100)	122,792
Current deferred revenue	15,129	2,184	17,313

GoPro, Inc.
Notes to Consolidated Financial Statements

Standard	Description	Expected date of adoption	Effect on the consolidated financial statements or other significant matters
Standards not yet adopted
Leases ASU No. 2016-02, 2018-10, 2018-11, (Topic 842)
This standard requires lessees to reflect most leases on their balance sheets and recognize the expenses on their income statements in a manner similar to current practice. Lessees would recognize a right-to-use asset and a lease liability for all leases with terms of more than 12 months. The new standard should be applied on a modified retrospective basis or using the cumulative effect transition method.
January 1, 2019
The Company identified its population of lease arrangements by reviewing its current lease agreements to identify the changes to total assets and total liabilities on the Company’s consolidated balance sheet as a result of adopting the standard. The Company plans to elect the package of practical expedients, which among other things, allows the Company to maintain its existing classification of its current leases. The Company also plans to elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Additionally, the Company plans to make a policy election to maintain its current lease accounting for leases with an initial term of 12 months or less. The Company plans to adopt the standard using the cumulative effect transition method.
While the Company is finalizing the impact of its restructuring plans on its right of use asset calculation, the Company expects the adoption of the standard will result in the recognition of additional lease liabilities of approximately $89 million to $93 million. The Company does not believe the standard will have a material impact on its consolidated income statement and consolidated statement of cash flows.

Intangible - Goodwill and Other ASU No. 2017-04 (Topic 350)
This standard simplifies the accounting for goodwill and removes Step 2 of the annual goodwill impairment test. Upon adoption, goodwill impairment will be determined based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017, and requires use of a prospective transition method.
		January 1, 2020	The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.
Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial statements.

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
Goodwill is primarily attributable to expected synergies in the technologies that can be leveraged by the Company in future product offerings related to device and software related offerings. Goodwill is not expected to be deductible for United States income tax purposes. The operating results of the acquired companies have been included in the Company’s consolidated financial statements from the date of acquisition.

GoPro, Inc.
Notes to Consolidated Financial Statements

Actual and pro forma results of operations for these acquisitions have not been presented because they did not have a material impact to the Company’s consolidated results of operations, either individually or in aggregate.

3. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	December 31, 2018			December 31, 2017
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$10,901	$—	$10,901	$25,251	$—	$25,251
Commercial paper	7,577	—	7,577	14,981	—	14,981
Corporate debt securities	—	—	—	—	2,500	2,500
Agency securities	—	—	—	—	4,999	4,999
Total cash equivalents	$18,478	$—	$18,478	$40,232	$7,499	$47,731
Marketable securities:
U.S. treasury securities	$—	$6,336	$6,336	$—	$4,995	$4,995
Commercial paper	20,657	—	20,657	19,888	—	19,888
Corporate debt securities	—	18,424	18,424	—	20,003	20,003
Total marketable securities	$20,657	$24,760	$45,417	$19,888	$24,998	$44,886

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets. Cash balances were $133.6 million and $154.8 million as of December 31, 2018 and 2017, respectively.
There were no transfers of financial assets between levels for the periods presented.
Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of December 31, 2018 and 2017 were all less than one year in duration. At December 31, 2018 and 2017, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At December 31, 2018 and 2017, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (Notes) (see Note 5 Financing Arrangements). The estimated fair value of the Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the Notes of $143.3 million, is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.

GoPro, Inc.
Notes to Consolidated Financial Statements

4. Consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	December 31, 2018	December 31, 2017
Components	$19,205	$18,995
Finished goods	97,253	131,556
Total inventory	$116,458	$150,551
Property and equipment, net

(in thousands)	Useful life (in years)	December 31, 2018	December 31, 2017
Leasehold improvements	1–9	$66,198	$67,713
Production, engineering and other equipment	1-4	43,019	47,502
Tooling	1–2	17,808	24,871
Computers and software	2	20,865	20,636
Furniture and office equipment	3	14,969	14,895
Tradeshow equipment and other	2–5	7,009	7,237
Construction in progress		80	347
Gross property and equipment		169,948	183,201
Less: Accumulated depreciation and amortization		(123,381)	(114,614)
Property and equipment, net		$46,567	$68,587
Depreciation expense was $23.6 million in 2018, and $32.4 million in 2017 and 2016. In 2017 and 2016, the Company recorded accelerated depreciation charges in connection with its plans to vacate certain leased office facilities as disclosed in Note 13 Restructuring charges.
Intangible assets

	Useful life (in months)	December 31, 2018
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$50,501	$(37,451)	$13,050
Domain name		15	—	15
Total intangible assets		$50,516	$(37,451)	$13,065

	Useful life (in months)	December 31, 2017
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	24-72	$49,901	$(26,017)	$23,884
IPR&D		615	—	615
Total intangible assets		$50,516	$(26,017)	$24,499
In 2018 and 2017, the Company did not record any impairment charges for in-process research and development (IPR&D) assets. In 2016, the Company recorded impairment charges of $6.3 million to research and development expense for abandoned IPR&D assets.

GoPro, Inc.
Notes to Consolidated Financial Statements

Amortization expense was $11.4 million, $9.0 million and $9.1 million in 2018, 2017 and 2016, respectively. At December 31, 2018, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2019	$7,818
2020	4,363
2021	869
2022	—
2023	—
$13,050
Other long-term assets

(in thousands)	December 31, 2018	December 31, 2017
POP displays	$9,130	$16,451
Long-term deferred tax assets	945	825
Deposits and other	8,120	19,738
Other long-term assets	$18,195	$37,014
Accrued liabilities

(in thousands)	December 31, 2018	December 31, 2017
Accrued sales incentives	$40,918	$89,549
Accrued payables (1)	34,696	44,582
Employee related liabilities (1)	19,775	24,945
Refund liability (2)	13,100	—
Warranty liability	9,604	9,934
Inventory received	5,061	14,470
Customer deposits	3,105	8,700
Purchase order commitments	2,015	6,162
Income taxes payable	1,948	1,247
Other	5,670	13,441
Accrued liabilities	$135,892	$213,030

(1)	See Note 13 Restructuring charges, for amounts associated with restructuring liabilities.

(2)	See Note 1 Summary of business and significant accounting policies for a discussion on recently adopted accounting standards.
Product warranty

	Year ended December 31,
(in thousands)	2018	2017	2016
Beginning balance	$10,373	$11,945	$10.856
Charged to cost of revenue	24,725	20,139	19.272
Settlement of warranty claims	(24,127)	(21,711)	(18.183)
Warranty liability	$10,971	$10,373	$11.945

GoPro, Inc.
Notes to Consolidated Financial Statements

At December 31, 2018, $9.6 million of the warranty liability was recorded as an element of accrued liabilities and $1.4 million was recorded as an element of other long-term liabilities.

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
The amount that may be borrowed under the Credit Facility is determined at periodic intervals and is based upon the Company’s inventory and accounts receivable balances. Borrowed funds accrue interest based on an annual rate of (a) London Interbank Offered Rate (LIBOR) or (b) the administrative agent’s base rate, plus an applicable margin of between 1.50% and 2.00% for LIBOR rate loans, and between 0.50% and 1.00% for base rate loans. The Company is required to pay a commitment fee on the unused portion of the Credit Facility of 0.25% or 0.375% per annum, based on the level of utilization of the Credit Facility. Amounts owed under the Credit Agreement and related credit documents are guaranteed by GoPro, Inc. and its material subsidiary. GoPro, Inc. and its Netherlands subsidiary have also granted security interests in substantially all of their assets to collateralize this obligation.
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
At December 31, 2018 and 2017, the Company was in compliance with all financial covenants contained in the Credit Agreement. The Company has made no borrowings from the Credit Facility to date.
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
The $175.0 million of proceeds received from the issuance of the Notes were allocated between long-term debt (liability component) of $128.3 million and additional paid-in-capital (equity component) of $46.7 million on the consolidated balance sheet. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Notes. The liability component will be accreted up to the face value of the Notes of $175.0 million, which will result in additional non-cash interest expense being recognized in the consolidated statements of operations through the Notes’ Maturity Date. The accretion of the Notes to par and debt issuance cost recorded to long-term debt is amortized into interest expense over the term of the Note using an effective interest rate of approximately 10.5%. The equity component will not be remeasured as long as it continues to meet the conditions

GoPro, Inc.
Notes to Consolidated Financial Statements

for equity classification.
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
As of December 31, 2018 and 2017, the outstanding principal on the Notes was $175.0 million, the unamortized debt discount was $33.3 million and $41.4 million, respectively, the unamortized debt issuance cost was $2.7 million and $3.6 million, respectively, and the net carrying amount of the liability component was $139.0 million and $130.0 million, respectively, which was recorded as long-term debt within the consolidated balance sheets. For the year ended December 31, 2018 and 2017, the Company recorded interest expense of $6.1 million and $4.4 million, respectively, for contractual coupon interest, $0.8 million and $0.6 million, respectively, for amortization of debt issuance costs, and $8.1 million and $5.3 million, respectively, for amortization of the debt discount.
In connection with the offering, the Company entered into a prepaid forward stock repurchase transaction (Prepaid Forward) with a financial institution (Forward Counterparty). Pursuant to the Prepaid Forward, the Company used approximately $78.0 million of the net proceeds from the offering of the Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s Class A common stock underlying the Prepaid Forward was approximately 9.2 million. The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock on the consolidated balance sheet (and not outstanding for purposes of the calculation of basic and diluted income (loss) per share), but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.

GoPro, Inc.
Notes to Consolidated Financial Statements

6. Stockholders’ equity
Common stock. The Company has two classes of authorized common stock: Class A common stock with 500 million shares authorized and Class B common stock with 150 million shares authorized. As of December 31, 2018, 105.2 million shares of Class A stock were issued and outstanding and 35.9 million shares of Class B stock were issued and outstanding. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting power and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock is also convertible into Class A common stock on the same basis upon any transfer, whether or not for value, except for “permitted transfers” as defined in the Company’s restated certificate of incorporation. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding. As of December 31, 2018, the Class B stock continued to represent greater than 10% of the overall outstanding shares.
The Company had the following shares of common stock reserved for issuance upon the exercise of equity instruments as of December 31, 2018:

(in thousands)	December 31, 2018
Stock options outstanding	5,993
Restricted stock units outstanding	7,217
Performance stock units outstanding	300
Common stock available for future grants	31,421
Total common stock shares reserved for issuance	44,931

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
The 2014 Plan serves as a successor to the 2010 Plan and provides for the granting of incentive and nonqualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs), stock appreciation rights, stock bonus awards and performance awards to qualified employees, non-employee directors and consultants. Options granted under the 2014 Plan generally expire within ten years from the date of grant and generally vest over one to four years. RSUs granted under the 2014 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2014 Plan generally vest over three years based upon continued service and the Company achieving certain revenue targets, and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur.
The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. The 2014 Plan and the ESPP also provide for automatic annual increases in the number of shares reserved for future issuance.

GoPro, Inc.
Notes to Consolidated Financial Statements

Employee retirement plan. The Company has a defined contribution retirement plan covering the United States and other international full-time employees that provides for voluntary employee contributions from 1% to 100% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company matches 100% of each employee’s contributions up to a maximum of 4% of the employee’s eligible compensation. The Company’s matching contributions to the plan were $4.3 million, $5.5 million and $7.2 million in 2018, 2017 and 2016, respectively.
Stock options
A summary of the Company’s stock option activity is as follows:

	Shares (in thousands)	Weighted average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2017	9,809	$11.16	6.00	$19,971
Granted	1,333	5.77
Exercised	(654)	0.74
Forfeited/Cancelled	(4,495)	16.26
Outstanding at December 31, 2018	5,993	$7.28	5.44	$7,897

Vested and expected to vest at December 31, 2018	5,988	$7.28	5.44	$7,897
Exercisable at December 31, 2018	4,459	$7.40	4.20	$7,897
The weighted average grant date fair value of all options granted and assumed was $2.95, $4.06 and $4.84 per share in 2018, 2017 and 2016, respectively. The total fair value of all options vested was $6.1 million, $19.5 million and $27.2 million in 2018, 2017 and 2016, respectively. The aggregate intrinsic value of the stock options outstanding as of December 31, 2018 represents the value of the Company’s closing stock price on the last trading day of the year in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity is as follows:

	Shares (in thousands)	Weighted average grant date fair value
Non-vested shares at December 31, 2017	9,483	$11.87
Granted	4,612	5.83
Vested	(3,559)	11.70
Forfeited	(3,319)	11.75
Non-vested shares at December 31, 2018	7,217	$8.15
The weighted average grant date fair value of all RSUs granted was $5.83, $9.40 and $12.10 per share in 2018, 2017 and 2016, respectively. The total fair value of all RSUs vested was $41.6 million, $57.7 million and $49.5 million in 2018, 2017 and 2016, respectively.
In June 2014, the Company granted an award of 4.5 million RSUs covering shares of the Company’s Class B common stock to the Company’s CEO (CEO RSUs), which included 1.5 million RSUs that vested immediately upon grant and 3.0 million RSUs that were subject to both a market-based vesting condition and a three-year service-based vesting condition. The market-based condition was achieved in January 2015. Stock-based

GoPro, Inc.
Notes to Consolidated Financial Statements

compensation expense related to the CEO RSUs was zero, $0.6 million and $6.4 million for 2018, 2017 and 2016, respectively.
Performance stock units
In 2018, the Company granted PSUs to certain executives and employees. PSUs are subject to both a one-year performance-based vesting condition and a three-year service-based vesting condition. The performance-based condition is related to the Company achieving certain revenue targets.
A summary of the Company’s PSU activity is as follows:

	Shares (in thousands)	Weighted average grant date fair value
Non-vested shares at December 31, 2017	—	$—
Granted	334	5.76
Vested	—	—
Forfeited	(34)	5.74
Non-vested shares at December 31, 2018	300	$5.76
The total fair value of all PSUs vested was zero in 2018.
Employee stock purchase plan. In 2018, 2017 and 2016, the Company issued 981,000, 934,000 and 668,000 shares under its ESPP, respectively, at weighted average prices of $4.78, $8.02 and $9.15, respectively.
Fair value disclosures. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. The fair value of stock options granted and purchases under the Company’s ESPP is estimated using the Black-Scholes option pricing model. Expected term of stock options granted was estimated based on the simplified method. Expected stock price volatility was estimated by taking the Company’s average historic volatility and the historical volatility for industry peers based on daily price observations over a period equivalent to the expected term. Risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term. Dividend yield was zero as the Company does not have any history of, nor plans to make, dividend payments.
The fair value of stock options granted was estimated as of the grant date using the following assumptions:

	Year ended December 31,
	2018	2017	2016
Volatility	51%	44%-49%	44%-45%
Expected term (years)	5.4-6.1	5.3-5.8	5.2-6.1
Risk-free interest rate	2.7%-3.0%	1.8%-2.1%	1.2%-2.0%
Dividend yield	—%	—%	—%
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year ended December 31,
	2018	2017	2016
Volatility	48%-53%	33%-36%	43%-54%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	1.8%-2.2%	0.7%-1.2%	0.4%-0.5%
Dividend yield	—%	—%	—%

GoPro, Inc.
Notes to Consolidated Financial Statements

Stock-based compensation expense. The following table summarizes stock-based compensation expense included in the consolidated statements of operations:

	Year ended December 31,
(in thousands)	2018	2017	2016
Cost of revenue	$1,954	$1,935	$1,616
Research and development	19,636	24,963	31,365
Sales and marketing	9,459	10,498	13,883
General and administrative	9,838	13,859	22,663
Total stock-based compensation expense	$40,887	$51,255	$69,527
The income tax benefit related to stock-based compensation expense was zero for 2018, 2017 and 2016 due to a full valuation allowance on the Company’s United States deferred tax assets (see Note 9 Income taxes).
At December 31, 2018, total unearned stock-based compensation of $49.0 million related to stock options, RSUs, and ESPP shares is expected to be recognized over a weighted average period of 2.2 years.

8. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Year ended December 31,
(in thousands, except per share data)	2018	2017	2016
Numerator:
Net loss	$(109,034)	$(182,873)	$(419,003)

Denominator:
Weighted-average common shares—basic and diluted for Class A and Class B common stock	139,495	138,056	139,425

Basic and diluted net loss per share	$(0.78)	$(1.32)	$(3.01)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
(in thousands)	2018	2017	2016
Anti-dilutive stock-based awards	15,267	18,994	21,000

GoPro, Inc.
Notes to Consolidated Financial Statements

The Company has the intent and ability to deliver cash up to the principal amount of the Notes subject to conversion, based on the Company’s current and projected liquidity. As such, no shares associated with the Note conversion were included in the Company’s weighted-average number of common shares outstanding for any periods presented. The Company’s Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 5 Financing Arrangements. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the Notes is 20.6 million shares of Class A common stock. Additionally, the calculation of weighted-average shares outstanding for the year ended December 31, 2018 and 2017, excludes approximately 9.2 million shares and 6.6 million shares, respectively, effectively repurchased and held in treasury stock on the consolidated balance sheets as a result of the Prepaid Forward transaction entered into in connection with the Note offering.
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

9. Income taxes
Loss before income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2018	2017	2016
United States	$(110,318)	$(123,325)	$(200,595)
Foreign	2,643	(53,062)	(174,579)
	$(107,675)	$(176,387)	$(375,174)

GoPro, Inc.
Notes to Consolidated Financial Statements

In 2018, the Company made changes to its overall entity structure, including elections to treat certain wholly-owned foreign subsidiaries as disregarded entities (foreign branches) for United States income tax purposes.
Income tax expense consisted of the following:

	Year ended December 31,
(in thousands)	2018	2017	2016
Current
Federal	$(2,821)	$(1,857)	$(2,925)
State	175	240	(356)
Foreign	4,394	10,631	8,542
Total current	1,748	9,014	5,261
Deferred
Federal	248	(248)	37,573
State	—	—	4,436
Foreign	(637)	(2,280)	(3,441)
Total deferred	(389)	(2,528)	38,568
Income tax expense	$1,359	$6,486	$43,829

GoPro, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2018		2017		2016
(dollars in thousands)	$	%	$	%	$	%
Reconciliation to statutory rate
Tax at federal statutory rate	$(22,612)	21.0%	$(61,735)	35.0%	$(131,311)	35.0%
Change in valuation allowance	42,772	(39.7)	(36,497)	20.7	101,878	(27.2)
DTA rate change impact due to TCJA	—	—	73,423	(41.6)	—	—
Impact of foreign operations	3,285	(3.1)	34,039	(19.3)	84,491	(22.5)
Stock-based compensation	10,974	(10.2)	12,001	(6.8)	15,718	(4.2)
State income taxes, net of federal benefit	(2,997)	2.8	(6,469)	3.7	(14,195)	3.8
Impact of IRS audit	(9,687)	9.0	—	—	—	—
Restructuring adjustment	(18,694)	17.4	—	—	—	—
Tax credits	(5,996)	5.6	(9,957)	5.6	(12,992)	3.5
Permanent tax adjustments	3,786	(3.5)	—	—	—	—
Other	528	(0.6)	1,681	(1.0)	240	(0.1)
Income tax provision at effective tax rate	$1,359	(1.3)%	$6,486	(3.7)%	$43,829	(11.7)%
The negative effective tax rate of 1.3% for 2018 resulted from a benefit related to the conclusion of the IRS audit and a benefit related to the set up and current year activity of disregarded entities (foreign branches) for United States tax purposes, all offset by the valuation allowance on United States federal and state net deferred tax assets and a shortfall tax impact from stock-based compensation. The negative effective tax rate of 3.7% for 2017 resulted from a significant benefit on pre-tax book losses, offset by the valuation allowance on United States federal and state net deferred tax assets and by income taxes paid at lower rates in profitable foreign jurisdictions (primarily wholly owned subsidiaries in Europe). In addition, due to the United States enactment of the Tax Cuts and Jobs Act (TCJA), United States deferred tax assets were revalued by $73.4 million at the statutory rate of 21% effective January 1, 2018, with a corresponding and equivalent valuation allowance adjustment. Overall, the provision for income taxes in each period has differed from the tax computed at United States federal statutory tax rates due to changes in the valuation allowance, the effect of non-United States operations, deductible and non-deductible stock-based compensation expense, states income taxes, United States research and development tax credits and other adjustments.
The lower negative effective tax rate of 3.7% for 2017 compared to the negative effective tax rate of 11.7% for 2016 resulted from a significant benefit on pre-tax book losses, offset by the establishment of a valuation allowance on all United States federal and state net deferred tax assets and by income taxes paid at lower rates in profitable foreign jurisdictions (primarily wholly owned subsidiaries in Europe). The provision for income taxes in each period has differed from the tax computed at United States federal statutory tax rates due to changes in the valuation allowance, the effect of non-United States operations, deductible and non-deductible stock-based compensation expense, states taxes, United States research and development tax credits, and other adjustments.

GoPro, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	Year ended December 31,
(in thousands)	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$166,281	$121,952
Tax credit carryforwards	70,189	66,983
Stock-based compensation	6,414	13,055
Allowance for returns	3,147	5,452
Intangible assets	4,591	770
Depreciation and amortization	609	—
Accruals and reserves	20,975	18,981
Total deferred tax assets	272,206	227,193
Valuation allowance	(271,374)	(226,458)
Total deferred tax assets, net of valuation allowance	832	735
Deferred tax liabilities:
Depreciation and amortization	—	(292)
Total deferred tax liabilities	—	(292)
Net deferred tax assets	$832	$443
Recognition of deferred tax assets is appropriate when the realization of such assets is more likely than not. Based upon the weight of available evidence, the Company believes it is not more likely than not that the United States deferred tax assets will be realized. Accordingly, a valuation allowance has been established and maintained against United States deferred tax assets. The remaining deferred tax asset balances at December 31, 2018 reflect foreign deferred tax assets in each jurisdiction and are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that a significant portion of the Company’s foreign deferred tax assets will be realized and thus, only a $0.3 million valuation allowance is required on its foreign deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward. The Company’s valuation allowance increased by $44.9 million to $271.4 million as of December 31, 2018, primarily due to $21.0 million of set up of net beginning deferred assets of the disregarded entities (foreign branches) for United States tax purposes, current year deferred movement primarily on the United States deferred tax assets of $14.9 million, IRS audit related adjustments of $7.2 million, adoption of new accounting standards adjustments of $2.1 million, and other deferred movements on deferred tax assets of negative $0.3 million.
As of December 31, 2018, the Company’s federal, California and other state net operating loss carryforwards for income tax purposes were $639.6 million, $229.8 million and $251.9 million, net of reserves, respectively. Also, the Company’s federal and California state tax credit carryforwards were $40.7 million and $37.4 million, net of reserves, respectively. If not utilized, federal losses that arose before 2018, federal credit and California loss carryforwards will begin to expire from 2030 to 2038, while other state loss carryforwards will begin to expire from 2019 to 2038. Federal losses that arose in 2018 and will arise in subsequent years, and California tax credits will be carried forward indefinitely.
Under the provisions of §382 of the Internal Revenue Code, a change of control may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards that can be used to reduce future tax liabilities. Of the Company’s total $639.6 million federal net operating loss carryforwards, approximately $8.1 million was from one of the Company’s acquisitions in 2016. These acquired tax attributes are subject to an annual limitation of $1.7 million per year for federal purposes and will begin to expire in the year 2034, if not utilized.

GoPro, Inc.
Notes to Consolidated Financial Statements

Uncertain income tax positions. The Company had gross unrecognized tax benefits of $32.6 million, $58.6 million and $56.9 million, as of December 31, 2018, 2017 and 2016, respectively. For fiscal year 2018, 2017 and 2016, total unrecognized income tax benefits were $17.3 million, $19.8 million and $24.1 million, respectively, and if recognized, would reduce income tax expense after considering the impact of the change in the valuation allowance in the United States. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances.
These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions and tax positions based on the Company’s interpretation of certain United States trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. Although the completion, settlement and closure of any audits are uncertain, it is reasonably possible that the total amount of unrecognized tax benefits will not materially change within the next 12 months. However, given the number of years remaining that are subject to examination, the range of the reasonably possible change cannot be estimated reliably.
A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits are as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Balance at January 1	$58,584	$56,909	$36,273
Increase related to current year tax positions	483	20,002	20,594
Decrease related to tax rate change for current year tax positions	—	(2,299)	—
Increase related to prior year tax positions	445	—	130
Decrease related to prior year tax positions	(26,956)	(3,927)	(88)
Decrease related to tax rate change for prior year tax positions	—	(12,101)	—
	$32,556	$58,584	$56,909
The Company’s policy is to account for interest and penalties related to income tax liabilities within the provision for income taxes. The balances of accrued interest and penalties recorded in the balance sheets and provision were not material for any period presented.
The Company files income tax returns in the United States and in non-United States jurisdictions. During 2018, the Internal Revenue Service concluded its audit for the 2012 through 2015 tax years. The Closing Agreement was received on January 24, 2018 and the Company received an income tax refund of approximately $32.9 million, net of IRS adjustments, in February 2018. As a result, the Company recognized a reduction in gross unrecognized tax benefits of $26.0 million and an income tax benefit, net of valuation allowance, of approximately $2.6 million.
In 2018, the Company liquidated its Cayman Islands entity and elected to treat its wholly-owned foreign subsidiaries as disregarded entities (foreign branches) and include them in the United States consolidated tax group. As of December 31, 2018, the Company continues to assert indefinite reinvestment to the extent of any foreign withholding taxes on the undistributed earnings related to these foreign branches. Any foreign withholding tax on these earnings is deemed not to be material.
United States Tax Reform. The Tax Cuts and Job Act (TCJA) of 2017, enacted on December 22, 2017, contained significant changes to the United States tax law, including lowering the United States corporate income tax rate to 21%, implementing a territorial tax system, and imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of United States GAAP in situations when a registrant did not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA.

GoPro, Inc.
Notes to Consolidated Financial Statements

The TCJA reduced the United States statutory tax rate from 35% to 21%, effective January 1, 2018. During the three months ended December 31, 2017, the Company recorded a $73.4 million tax expense representing the detriment of remeasuring its United States deferred tax assets at the lower 21% statutory tax rate, as well as a corresponding valuation allowance for the same amount resulting in no impact to the Company’s statement of operations.
The TCJA also implemented a territorial tax system. Under the territorial tax system, in general, the Company’s foreign earnings will no longer be subject to tax in the United States. As part of transitioning to the territorial tax system the TCJA included a mandatory deemed repatriation of all undistributed foreign earnings that were subject to United States income tax. On December 31, 2017, the Company concluded that the deemed repatriation would not result in any additional United States income tax due to an overall accumulated foreign deficit.
As of December 31, 2018, the Company completed accounting for all of the enactment date income tax effects of the TCJA and determined that there were no material adjustments in the three and twelve months ended December 31, 2018.
While the TCJA provides for a territorial tax system, beginning in 2018, it includes two new United States tax base erosion provisions, the global intangible low-taxed income (GILTI) provisions and the base-erosion and anti-abuse tax (BEAT) provisions. As of December 31, 2018, the Company has determined that these provisions did not have a tax impact on the Company in 2018.

10. Related party transactions
The Company incurred costs for Company-related chartered aircraft fees for the use of the CEO’s private plane. The Company recorded a de minimis expense in 2018, and $0.1 million and $0.5 million in 2017 and 2016, respectively. As of December 31, 2018 and 2017, the Company had zero accounts payable associated with these aircraft fees.
In 2016, the Company obtained services from a vendor whose CEO is also one of the members of the Company’s board of directors. The Company recorded expense of $0.1 million in 2018, zero in 2017, and $0.4 million in 2016. As of December 31, 2018 and 2017, the Company had $0.1 million and zero in accounts payable, respectively, associated with this vendor.
See Note 7 Employee benefit plans for information regarding CEO RSUs.

11. Commitments, contingencies and guarantees

(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Operating leases (1)	$107,817	$14,845	$17,654	$17,763	$17,552	$17,052	$22,951
Sponsorship commitments (2)	4,018	3,906	112	—	—	—	—
Other contractual commitments (3)	2,447	2,229	114	104	—	—	—
Long-term debt (4)	175,000	—	—	—	175,000	—	—
Total contractual cash obligations	$289,282	$20,980	$17,880	$17,867	$192,552	$17,052	$22,951

(1)	The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.

(2)	The Company enters into multi-year sponsorship agreements with event organizers, resorts and athletes as part of its marketing efforts.

(3)	The Company enters into other contractual commitments, including software licenses related to the Company’s financial and IT systems which require payments over several years.

(4)	The Company's convertible senior notes are due April 2022. Refer to Note 5 Financing Arrangements.
In 2017 and 2016, the Company entered into sub-lease agreements for its office facilities that decreased the Company’s total future minimum lease payments by sub-lease rentals of approximately $0.9 million which approximates the corresponding remaining lease rentals.
Rent expense was $13.6 million, $19.1 million and $19.8 million for 2018, 2017 and 2016, respectively.

GoPro, Inc.
Notes to Consolidated Financial Statements

Legal proceedings. From time to time, the Company is involved in legal proceedings in the ordinary course of business, including the litigation matters described in Part I, Item 3 Legal Proceedings, of this Annual Report on Form 10-K. Due to inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of these matters. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the results of operations, financial condition or cash flows of the Company.
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of December 31, 2018, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	December 31, 2018	December 31, 2017
Customer A	12%	11%
Customer B	11%	32%
Customer C	*	16%
Customer D	*	12%

* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Year ended December 31,
(in thousands)	2018	2017	2016
Accounts receivable sold	$126,220	$178,300	$167,769
Factoring fees	1,639	1,630	1,266
Customers who represented 10% or more of the Company’s total revenue were as follows:

	Year ended December 31,
	2018	2017	2016
Customer A	13%	15%	17%
Customer B	*	*	11%
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

GoPro, Inc.
Notes to Consolidated Financial Statements

alternative suppliers or satisfactorily deliver its products to its customers on time, if at all. The Company also relies on third parties with whom it outsources supply chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics.
Geographic information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Year ended December 31,			2018 vs 2017	2017 vs 2016
(in thousands)	2018	2017	2016	% Change	% Change
Americas	$498,633	$591,879	$619,784	(16)%	(5)%
Europe, Middle East and Africa (EMEA)	366,037	334,872	366,352	9	(9)
Asia and Pacific (APAC)	283,667	252,990	199,345	12	27
Total revenue	$1,148,337	$1,179,741	$1,185,481	(3)%	—%
Revenue in the United States, which is included in the Americas geographic region, was $423.0 million, $528.7 million and $554.9 million for 2018, 2017 and 2016, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of December 31, 2018 and 2017, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and Mainland China, were $15.9 million and $28.1 million, respectively.

13. Restructuring charges
Restructuring charges for each period were as follows:

	Year ended December 31,
(in thousands)	2018	2017	2016
Cost of revenue	$1,379	$634	$497
Research and development	12,794	10,092	17,197
Sales and marketing	5,291	7,047	12,064
General and administrative	3,279	2,519	13,331
Total restructuring charges	$22,743	$20,292	$43,089

GoPro, Inc.
Notes to Consolidated Financial Statements

First quarter 2018 restructuring plan
On January 2, 2018, the Company approved a restructuring plan to further reduce future operating expenses and better align resources around its long-term business strategy. The restructuring provided for a reduction of the Company's global workforce of approximately 18%, the closure of the Company's aerial group and the consolidation of certain leased office facilities. Under the first quarter 2018 restructuring plan, the Company recorded restructuring charges of $17.8 million, including $14.1 million related to severance and $3.7 million related to other charges.
The following table provides a summary of the Company’s restructuring activities and the related liabilities recorded in accrued liabilities on the consolidated balance sheet under the first quarter 2018 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2017	$—	$—	$—
Restructuring charges	14,107	3,686	17,793
Cash paid	(12,460)	(1,988)	(14,448)
Non-cash reductions	(528)	(1,299)	(1,827)
Restructuring liability as of December 31, 2018	$1,119	$399	$1,518
First quarter 2017 restructuring plan
On March 15, 2017, the Company approved a restructuring plan to reduce future operating expenses and further align resources around its long-term business strategy. The restructuring provided for a reduction of the Company’s global workforce by approximately 17% and the consolidation of certain leased office facilities. Under the first quarter 2017 restructuring plan, the Company recorded restructuring charges of $21.7 million, including $10.3 million related to severance, and $11.4 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring plan were substantially completed by the fourth quarter of 2017. The restructuring charges recorded in 2018 are due to updated estimates as it relates to the consolidation of certain leased office facilities.
The following table provides a summary of the Company’s restructuring activities and the related liabilities recorded in accrued liabilities on the consolidated balance sheet under the first quarter 2017 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2016	$—	$—	$—
Restructuring charges	10,312	6,654	16,966
Cash paid	(9,509)	(151)	(9,660)
Non-cash reductions	(803)	(2,953)	(3,756)
Restructuring liability as of December 31, 2017	—	3,550	3,550
Restructuring charges	—	4,783	4,783
Cash paid	—	(3,293)	(3,293)
Non-cash charges	—	627	627
Restructuring liability as of December 31, 2018	$—	$5,667	$5,667
Fourth quarter 2016 restructuring plan
On November 29, 2016, the Company approved a restructuring plan to reduce future operating expenses. The restructuring provided for a reduction of the Company’s global workforce of approximately 15%, the closure of the Company’s entertainment group to concentrate on its core business and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring plan, the Company recorded restructuring charges of $39.9 million, including $36.7 million related to severance, and $3.2 million related to accelerated depreciation and other charges. The actions associated with the fourth quarter 2016 restructuring plan were substantially completed by March 31, 2017.

GoPro, Inc.
Notes to Consolidated Financial Statements

The following table provides a summary of the Company’s restructuring activities and the related liabilities recorded in accrued liabilities on the consolidated balance sheet under the fourth quarter 2016 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2015	$—	$—	$—
Restructuring charges	18,893	879	19,772
Cash paid	(8,440)	—	(8,440)
Non-cash settlements	(793)	—	(793)
Restructuring liability as of December 31, 2016	9,660	879	10,539
Restructuring charges	2,134	1,055	3,189
Cash paid	(11,411)	(1,884)	(13,295)
Non-cash settlements	17	—	17
Restructuring liability as of December 31, 2017	400	50	450
Restructuring charges	143	—	143
Cash paid	(244)	—	(244)
Restructuring liability as of December 31, 2018	$299	$50	$349
First quarter 2016 restructuring plan
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

GoPro, Inc.
Notes to Consolidated Financial Statements

Schedule II
GoPro, Inc.
VALUATION AND QUALIFYING ACCOUNTS
For the year ended December 31, 2018, 2017 and 2016

(in thousands)	Balance at Beginning of Year	Charges to Revenue	Charges to Expense	Charges to Other Accounts - Equity	Deductions/Write-offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2018	$750	$—	$199	$—	$(449)	$500
Year ended December 31, 2017	1,281	—	(263)	—	(268)	750
Year ended December 31, 2016	1,400	—	40	—	(159)	1,281
Allowance for sales returns:
Year ended December 31, 2018	$26,758	$67,403	$—	$—	$(81,061)	$13,100
Year ended December 31, 2017	20,038	55,274	—	—	(48,554)	26,758
Year ended December 31, 2016	26,280	35,136	—	—	(41,378)	20,038
Valuation allowance for deferred tax assets:
Year ended December 31, 2018	$226,458	$—	$42,772	$2,144	$—	$271,374
Year ended December 31, 2017	110,433	—	(36,497)	152,522	—	226,458
Year ended December 31, 2016	8,555	—	101,878	—	—	110,433

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
On February 13, 2019, as part of its annual compensation review process, our Compensation and Leadership Committee (the Committee) approved an Executive Severance Policy (the Policy), to be immediately effective. Subject to executing a written agreement agreeing to the terms and conditions of the Policy, the participants in the Policy (individually, a Participant and collectively, Participants) are certain senior leadership team members (other than our Chief Executive Officer), and other employees as may be designated by our Board or the Committee. As of February 13, 2019, the Committee designated the following named executive officers for the fiscal year ended December 31, 2018 as Participants: Sandor Barna, Brian McGee and Eve Saltman. The Policy is administered by our Board or the Committee.
            If a Participant undergoes a Qualifying Termination (as defined in the Policy), and executes an irrevocable general release of claims in favor of the Company within 60 days following a Participant’s Qualifying Termination, we will provide the Participant the following severance benefits in addition to the compensation and benefits earned by the Participant but not yet paid by us through the date of Termination:
            Cash Severance.  We will pay the Participant a cash lump sum equal to 12 months of the Participant’s base salary (less applicable deductions and withholding), as in effect immediately prior to the Participant’s Termination (as defined in the Policy) by the Company or, in the case of voluntary Termination by the Participant with Good Reason (as defined in the Policy), immediately prior to the occurrence of the event constituting Good Reason.
            COBRA Payments.  Subject to the Participant timely electing coverage in accordance with the requirements of COBRA, we will continue to pay the employer portions of such insurance premiums for the Participant and/or his or her eligible dependents, as applicable, for up to 12 months following the Participant’s Termination. Such COBRA subsidies will cease if a Participant becomes eligible for comparable group medical, dental and/or vision insurance coverage under the plan(s) of a subsequent employer or if the Participant otherwise ceases to receive COBRA coverage under our plan(s) before the end of the aforementioned 12-month period.
            If the Participant is or becomes eligible to receive any other cash severance benefits from us comparable to those described in the paragraph above under “Cash Severance”, including in a “double-trigger” arrangement in connection with a change in control or other liquidity event of the Company, then the amounts of such comparable cash severance benefits will be such that the Participant receives the greater of the payments under the Policy or such other arrangement.
            Finally, Participants will agree that, during the six-month period following their cessation of employment, (1) they will cooperate with us in every reasonable respect, and will use their best efforts to assist us with the transition of their duties to their successors and (2) they will not in any way or by any means disparage the company, the members of our board or our officers and employees.
            The Policy is attached hereto as Exhibit 10.06 and is incorporated herein by reference. The foregoing summary is qualified entirely by reference to the full text of the Policy.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 11. Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

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

3.	Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Restated Certificate of Incorporation of the Registrant, with Certificate of Change of Registered Agent and/or Registered Office					X
3.02	Amended and Restated Bylaws of the Registrant.	S-1	333-200038	3.02	November 10, 2014
4.01	Form of Registrant’s Class A common stock certificate.	S-1	333-196083	4.01	May 19, 2014
10.01*	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-196083	10.01	May 19, 2014
10.02*	Form of Change in Control Severance Agreement.	S-1	333-196083	10.09	May 19, 2014
10.03*	2010 Equity Incentive Plan, as amended, and form of stock option agreement and restricted stock unit agreement.	S-1	333-196083	10.02	May 19, 2014
10.04*	2014 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-36514	10.03	July 29, 2016
10.05*	2014 Employee Stock Purchase Plan and forms thereunder.	S-1/A	333-196083	10.04	June 11, 2014
10.06*	Executive Severance Policy.					X
10.07*	Employment Letter to Nicholas Woodman from the Registrant, dated June 2, 2014.	S-1/A	333-196083	10.16	June 11, 2014
10.08*	Waiver Agreement dated January 1, 2018 by and between Nicholas Woodman and the Registrant.	10-K	001-36514	10.17	February 16, 2018
10.09*	Offer Letter to Eve Saltman from the Registrant, dated March 7, 2018.	10-Q	001-36514	10.02	May 4, 2018
10.10*	Offer Letter to Brian McGee from the Registrant, dated September 3, 2015.	10-K	001-36514	10.12	February 16, 2017
10.11*	Offer Letter to Sandor Barna from the Registrant, dated July 8, 2015					X
10.12*	Officer Letter to Sandor Barna from the Registrant, dated February 12, 2018	10-Q	001-36514	10.01	May 4, 2018
10.13	Office Lease Agreement, dated as of November 1, 2011, by and between Locon San Mateo, LLC and the Registrant, as amended, and other leases for the Registrant’s headquarters.	S-1	333-196083	10.12	May 19, 2014
10.14	Eighth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated February 24, 2016.	10-K	001-36514	10.15	February 16, 2017

10.15	Ninth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated August 3, 2016.	10-K	001-36514	10.16	February 16, 2017
10.16	Credit Agreement by and among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A. dated March 25, 2016.	10-Q	001-36514	10.17	May 6, 2016
10.17	Forward Stock Purchase Transaction, dated April 6, 2017, between the Company and JPMorgan Chase Bank, National Association.	8-K	001-36514	10.1	April 7, 2017
10.18	First Amendment, dated August 12, 2016, to Office Lease Agreement dated November 1, 2011, between the Company and RAR2-Clearview Business Park Owner, LLC.	10-Q	001-36514	10.02	August 4, 2017
21.01	List of Subsidiaries.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

GoPro, Inc.
(Registrant)

Dated:	February 15, 2019	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	February 15, 2019	By: /s/ Brian McGee
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

	Name	Title	Date

By:	/s/ Nicholas Woodman	Chief Executive Officer and Chairman	February 15, 2019
	Nicholas Woodman	(Principal Executive Officer)

By:	/s/ Brian McGee	Chief Financial Officer	February 15, 2019
	Brian McGee	(Principal Financial and Accounting Officer)

By:	/s/ Kenneth Goldman	Director	February 15, 2019
Kenneth Goldman

By:	/s/ Peter Gotcher	Director	February 15, 2019
Peter Gotcher

By:	/s/ James Lanzone	Director	February 15, 2019
James Lanzone

By:	/s/ Tyrone Ahmad-Taylor	Director	February 15, 2019
Tyrone Ahmad-Taylor

By:	/s/ Alexander Lurie	Director	February 15, 2019
Alexander Lurie

By:	/s/ Susan Lyne	Director	February 15, 2019
Susan Lyne

By:	/s/ Frederic Welts	Director	February 15, 2019
Frederic Welts

By:	/s/ Lauren Zalaznick	Director	February 15, 2019
Lauren Zalaznick