Form 10-Q
period 2019-03-31
GoPro, Inc.
filed 2019-05-10
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number: 001-36514
GOPRO, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0629474
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3000 Clearview Way San Mateo, California	94402
(Address of principal executive offices)	(Zip Code)
(650) 332-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	GPRO	NASDAQ Global Select Market

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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2019, 121,715,128 and 32,039,910 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$86,941	$152,095
Marketable securities	46,319	45,417
Accounts receivable, net	117,822	129,216
Inventory	118,970	116,458
Prepaid expenses and other current assets	26,402	30,887
Total current assets	396,454	474,073
Property and equipment, net	42,680	46,567
Operating lease right-of-use assets	57,469	—
Intangible assets, net	10,983	13,065
Goodwill	146,459	146,459
Other long-term assets	16,793	18,195
Total assets	$670,838	$698,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,757	$148,478
Accrued expenses and other current liabilities	117,290	135,892
Short-term operating lease liabilities	10,862	—
Deferred revenue	14,065	15,129
Total current liabilities	233,974	299,499
Long-term taxes payable	19,081	19,553
Long-term debt	141,342	138,992
Long-term operating lease liabilities	73,887	—
Other long-term liabilities	3,998	28,203
Total liabilities	472,282	486,247

Commitments, contingencies and guarantees (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 111,263 and 105,170 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 33,097 and 35,897 shares issued and outstanding, respectively	905,625	894,755
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(593,456)	(569,030)
Total stockholders’ equity	198,556	212,112
Total liabilities and stockholders’ equity	$670,838	$698,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2019	2018
Revenue	$242,708	$202,346
Cost of revenue	162,361	157,430
Gross profit	80,347	44,916
Operating expenses:
Research and development	37,464	50,979
Sales and marketing	47,290	49,170
General and administrative	15,881	19,506
Total operating expenses	100,635	119,655
Operating loss	(20,288)	(74,739)
Other income (expense):
Interest expense	(4,527)	(4,567)
Other income, net	828	177
Total other expense, net	(3,699)	(4,390)
Loss before income taxes	(23,987)	(79,129)
Income tax (benefit) expense	378	(2,782)
Net loss	$(24,365)	$(76,347)

Basic and diluted net loss per share	$(0.17)	$(0.55)

Weighted-average number of shares outstanding, basic and diluted	142,601	137,857
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2019	2018
Operating activities:
Net loss	$(24,365)	$(76,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,850	8,907
Amortization of leased assets	2,626	—
Stock-based compensation	9,785	10,823
Deferred income taxes	(38)	(593)
Non-cash restructuring charges	(201)	2,933
Non-cash interest expense	2,142	1,934
Other	(329)	272
Changes in operating assets and liabilities:
Accounts receivable, net	11,260	31,277
Inventory	(2,512)	17,932
Prepaid expenses and other assets	5,761	26,138
Accounts payable and other liabilities	(74,640)	(117,879)
Deferred revenue	(1,323)	(2,509)
Net cash used in operating activities	(64,984)	(97,112)

Investing activities:
Purchases of property and equipment, net	(724)	(6,782)
Purchases of marketable securities	(6,948)	(14,896)
Maturities of marketable securities	4,400	20,000
Sale of marketable securities	1,889	—
Net cash used in investing activities	(1,383)	(1,678)

Financing activities:
Proceeds from issuance of common stock	3,812	3,210
Taxes paid related to net share settlement of equity awards	(2,673)	(2,402)
Net cash provided by financing activities	1,139	808
Effect of exchange rate changes on cash and cash equivalents	74	465
Net change in cash and cash equivalents	(65,154)	(97,517)
Cash and cash equivalents at beginning of period	152,095	202,504
Cash and cash equivalents at end of period	$86,941	$104,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Retained earnings (accumulated deficit)	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2017	137,000	$854,452	$(113,613)	$(442,134)	$298,705
Common stock issued under employee benefit plans, net of shares withheld for tax	1,673	3,186	—	—	3,186
Taxes paid related to net share settlements	—	(2,402)	—	—	(2,402)
Stock-based compensation expense	—	10,797	—	—	10,797
Cumulative effect of adoption of new accounting standards	—	—	—	(17,862)	(17,862)
Net loss	—	—	—	(76,347)	(76,347)
Balances at March 31, 2018	138,673	$866,033	$(113,613)	$(536,343)	$216,077

Balances at December 31, 2018	141,067	$894,755	$(113,613)	$(569,030)	$212,112
Common stock issued under employee benefit plans, net of shares withheld for tax	3,293	3,761	—	—	3,761
Taxes paid related to net share settlements	—	(2,673)	—	—	(2,673)
Stock-based compensation expense (Note 5)	—	9,782	—	—	9,782
Cumulative effect of adoption of new accounting standard (Note 1)	—	—	—	(61)	(61)
Net loss	—	—	—	(24,365)	(24,365)
Balances at March 31, 2019	144,360	$905,625	$(113,613)	$(593,456)	$198,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. and its subsidiaries (GoPro or the Company) helps its consumers capture and share their experiences in immersive and exciting ways. The Company is committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. To date, the Company’s cameras, mountable and wearable accessories and subscription services have generated substantially all of its revenue. The Company sells its products globally through retailers, wholesale distributors and on its website. The Company’s global corporate headquarters are located in San Mateo, California.
Basis of presentation. The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30. The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected for the full fiscal year or any other future period. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2018. Except for the accounting policies related to leases that were updated as a result of adopting Accounting Standards Codification (ASC) 842, Leases, there have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in its Annual Report.
Principles of consolidation. These condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), stock-based compensation, inventory valuation, product warranty liabilities, the valuation and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill) and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the condensed consolidated statements of comprehensive income (loss) have been omitted.
Leases. The Company leases its office space and facilities under cancelable and non-cancelable operating leases. Beginning January 1, 2019, operating leases are presented in operating lease right-of-use (ROU) assets, short-term operating lease liabilities and long-term operating lease liabilities on the Company’s condensed consolidated balance sheets. ROU assets represent the Company’s right to control the use of an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of future lease payments. The Company determines its incremental borrowing rate based on information available at lease commencement date to calculate the present value of future lease payments. Lease expenses are recognized on a straight-line basis over the lease term. Certain leases include an option to renew with terms that can extend the lease term from one to five years. The exercise of a lease renewal option is at the Company’s

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

sole discretion and is included in the lease term upon lease commencement when the Company is reasonably certain it will exercise the option.
Prior to January 1, 2019, the Company recognized leases under ASC 840, Leases, which had the following differences from the current lease standard, ASC 842, Leases:

•	Operating leases were previously not recorded on the Company’s condensed consolidated balance sheets.

•	The Company did not assume renewals in its determination of the lease term unless the renewals were deemed to be reasonably assured at lease inception.

•
The Company calculated a liability for future costs to be incurred under a lease for its remaining term without economic benefit to the Company upon determination of a cease-use date. The fair value of the liability was determined based on remaining lease payments, estimated sublease income and the effects of any prepaid or deferred items recognized under the lease.

Revenue recognition. The Company derives substantially all of its revenue from the sale of cameras, mounts and accessories, subscription services and the related implied post contract support to customers. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The transaction price the Company expects to be entitled to is primarily comprised of product revenue, net of returns and variable consideration, including sales incentives provided to customers. For most of the Company’s revenue, revenue is recognized at the time products are delivered and when collection is considered probable. For the Company’s subscription revenue, revenue is recognized on a ratable basis over the subscription term, with payments received in advanced of services being rendered recorded in deferred revenue. For customers who purchase products directly from the Company’s website, the Company retains a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. The Company provides sales commissions to internal and external sales representatives which are earned in the period in which revenue is recognized. As a result, the Company expenses such costs as incurred.
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
The Company’s camera sales contain multiple performance obligations that generally include the following three separate obligations: a) a hardware component (camera) and the embedded firmware essential to the functionality of the hardware component delivered at the time of sale, b) the implicit right to the Company's downloadable free apps and software solutions, and c) the implied right for the customer to receive support after the initial sale (post contract support or PCS). The Company’s PCS includes the right to receive on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates the transaction price to PCS based on a cost-plus method. The transaction price is allocated to the remaining performance obligations on a residual value method. The Company’s process to allocate the transaction price considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable, including: the level of support provided to customers, estimated costs to provide the Company’s support, the amount of time and cost that is allocated to the Company’s efforts to develop the undelivered elements and market trends in the pricing for similar offerings.
The transaction prices allocated to the delivered hardware, related embedded firmware and free software solutions are recognized as revenue at the time of sale, provided the conditions for recognition of revenue have been met. The transaction price allocated to PCS is deferred and recognized as revenue on a straight-line basis over the estimated term of the support period, which is estimated to be 15 months based on historical experience. Deferred revenue as of March 31, 2019 and December 31, 2018 also included immaterial amounts related to the

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Company’s GoPro Care and GoPro Plus fee-based service offerings. The Company’s deferred revenue balance was $14.8 million and $16.1 million as of March 31, 2019 and December 31, 2018, respectively, and the Company recognized related revenue of $5.7 million and $6.2 million during the quarter ended March 31, 2019 and 2018, respectively.
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
Standards that were adopted
Leases ASU No. 2016-02, 2018-10, 2018-11, 2019-01, (ASC 842)
This standard replaces existing lease guidance for lessees and requires operating leases to be recognized on the balance sheet. Under the new standard, lessees recognize a lease liability for the present value of future lease payments and a corresponding right-to-use asset. The new standard should be applied on a modified retrospective basis or using the cumulative effect transition method.

January 1, 2019
The new standard was applied using the cumulative effect transition method.
The Company completed its analysis of the impact of the standard by reviewing its lease agreements to identify changes resulting from applying the requirements of the new standard. The Company elected to utilize a package of practical expedients, which among other things, allowed the Company to maintain its existing classification of its current leases. The Company also elected the hindsight practical expedient to determine the reasonably certain lease term for existing leases. Additionally, the Company made a policy election to maintain its previous lease accounting for leases with an initial term of 12 months or less. Furthermore, the Company made the policy election to not separate nonlease components from lease components. The Company’s analysis of its lease agreements under the new standard resulted in the recognition of lease liabilities of $88.3M and lease assets of $60.1M on its condensed consolidated balance sheet as of January 1, 2019. The new standard did not have a material impact on the Company’s condensed consolidated income statement and condensed consolidated statement of cash flows.

The cumulative effect of the changes made to the Company’s condensed consolidated January 1, 2019 balance sheet for the adoption of ASC 842, Leases were as follows:

(in thousands)	Balance at December 31, 2018	Adjustment due to ASC 842	Balance at January 1, 2019
Operating lease right-of-use assets	$—	$60,095	$60,095
Property and equipment, net (1)	46,567	(57)	46,510
Accrued expenses and other current liabilities (2)	135,892	(4,315)	131,577
Short-term operating lease liabilities	—	10,812	10,812
Long-term operating lease liabilities	—	77,478	77,478
Other long-term liabilities (2)	28,203	(23,878)	4,325
Accumulated deficit	(569,030)	(61)	(569,091)

(1)	Represents reclassification of leasehold acquisition costs to operating lease right-of-use assets.

(2)	Represents reclassification of deferred rent, tenant incentives and cease-use charges to operating lease right-of-use assets.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Standard	Description	Expected date of adoption	Effect on the condensed consolidated financial statements or other significant matters
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
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ASU No. 2016-13 (Topic 326)
The standard changes the impairment model for most financial assets and replaces the existing incurred loss model with a current expected credit loss (CECL) model. The standard should be applied on a modified retrospective approach.
		January 1, 2020	The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements and related disclosures.

Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its condensed consolidated financial statements.

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	March 31, 2019			December 31, 2018
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$6,114	$—	$6,114	$10,901	$—	$10,901
Commercial paper	—	1,899	1,899	7,577	—	7,577
Total cash equivalents	$6,114	$1,899	$8,013	$18,478	$—	$18,478
Marketable securities:
U.S. treasury securities	$—	$9,565	$9,565	$—	$6,336	$6,336
Commercial paper	—	22,687	22,687	20,657	—	20,657
Corporate debt securities	—	14,067	14,067	—	18,424	18,424
Total marketable securities	$—	$46,319	$46,319	$20,657	$24,760	$45,417

(1)
Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. Cash balances were $78.9 million and $133.6 million as of March 31, 2019 and December 31, 2018, respectively.

Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of March 31, 2019 and December 31, 2018 were all less than one year in duration. At March 31, 2019 and December 31, 2018, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

At March 31, 2019 and December 31, 2018, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (Notes) (see Note 4 Financing Arrangements). The estimated fair value of the Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the Notes of $173.7 million, is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.

3. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	March 31, 2019	December 31, 2018
Components	$21,212	$19,205
Finished goods	97,758	97,253
Total inventory	$118,970	$116,458

Property and equipment, net

(in thousands)	March 31, 2019	December 31, 2018
Leasehold improvements	$66,222	$66,198
Production, engineering and other equipment	43,298	43,019
Tooling	17,947	17,808
Computers and software	20,562	20,865
Furniture and office equipment	14,984	14,969
Tradeshow equipment and other	7,016	7,009
Construction in progress	44	80
Gross property and equipment	170,073	169,948
Less: Accumulated depreciation and amortization	(127,393)	(123,381)
Property and equipment, net	$42,680	$46,567

Intangible assets

	March 31, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$50,501	$(39,533)	$10,968
Domain name	15	—	15
Total intangible assets	$50,516	$(39,533)	$10,983

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

	December 31, 2018
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$50,501	$(37,451)	$13,050
Domain name	15	—	15
Total intangible assets	$50,516	$(37,451)	$13,065

Amortization expense was $2.1 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2019 (remaining 9 months)	$5,736
2020	4,363
2021	869
2022	—
2023	—
$10,968

Other long-term assets

(in thousands)	March 31, 2019	December 31, 2018
Point of purchase (POP) displays	$7,385	$9,130
Long-term deferred tax assets	915	945
Deposits and other	8,493	8,120
Other long-term assets	$16,793	$18,195

Accrued expenses and other current liabilities

(in thousands)	March 31, 2019	December 31, 2018
Accrued sales incentives	$46,983	$40,918
Accrued payables (1)	27,308	34,696
Employee related liabilities (1)	10,538	19,775
Refund liability	8,995	13,100
Warranty liability	10,187	9,604
Inventory received	4,166	5,061
Customer deposits	2,181	3,105
Purchase order commitments	1,770	2,015
Income taxes payable	1,580	1,948
Other	3,582	5,670
Accrued expenses and other current liabilities	$117,290	$135,892

(1)	See Note 10 Restructuring charges, for amounts associated with restructuring liabilities.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Product warranty

	Three months ended March 31,
(in thousands)	2019	2018
Beginning balance	$10,971	$10,373
Charged to cost of revenue	6,149	6,000
Settlement of warranty claims	(5,527)	(6,966)
Warranty liability	$11,593	$9,407
At March 31, 2019, $10.2 million of the warranty liability was recorded as an element of accrued expenses and other current liabilities and $1.4 million was recorded as an element of other long-term liabilities.

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
At March 31, 2019 and December 31, 2018, the Company was in compliance with all financial covenants contained in the Credit Agreement. The Company has made no borrowings from the Credit Facility to date.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
As of March 31, 2019 and December 31, 2018, the outstanding principal on the Notes was $175.0 million, the unamortized debt discount was $31.1 million and $33.3 million, respectively, the unamortized debt issuance cost was $2.5 million and $2.7 million, respectively, and the net carrying amount of the liability component was $141.3 million and $139.0 million, respectively, which was recorded as long-term debt within the condensed consolidated balance sheets. For the three months ended March 31, 2019 and 2018, the Company recorded interest expense of $1.5 million for contractual coupon interest, $0.2 million for amortization of debt issuance costs, and $2.1 million and $1.9 million, respectively, for amortization of the debt discount.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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

5. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within ten years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2014 Plan generally vest over three years based upon continued service and the Company achieving certain revenue targets, and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. For additional information regarding the Company’s equity incentive plans, refer to the audited financial statements contained in the 2018 Annual Report.
Stock options
A summary of the Company’s stock option activity for the three months ended March 31, 2019 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	5,993	$7.28	5.44	$7,897
Granted	—	—
Exercised	(2,055)	0.75
Forfeited/Cancelled	(149)	15.91
Outstanding at March 31, 2019	3,789	$10.49	7.02	$2,149

Vested and expected to vest at March 31, 2019	3,789	$10.49	7.02	$2,149
Exercisable at March 31, 2019	2,561	$12.25	6.14	$1,411

The aggregate intrinsic value of the stock options outstanding as of March 31, 2019 represents the value of the Company’s closing stock price on March 31, 2019 in excess of the exercise price multiplied by the number of options outstanding.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Restricted stock units
A summary of the Company’s RSU activity for the three months ended March 31, 2019 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2018	7,217	$8.15
Granted	2,857	5.99
Vested	(1,227)	8.53
Forfeited	(179)	8.54
Non-vested shares at March 31, 2019	8,668	$7.38

Performance stock units
A summary of the Company’s PSU activity for the three months ended March 31, 2019 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2018	300	$5.76
Granted	—	—
Vested	—	—
Forfeited	(300)	5.76
Non-vested shares at March 31, 2019	—	$—

Employee stock purchase plan. For the three months ended March 31, 2019 and 2018, the Company issued 458,000 and 632,000 shares under its ESPP, respectively, at weighted-average prices of $4.96 and $4.78, respectively.
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options granted and ESPP issuance is estimated using the Black-Scholes option pricing model. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its 2018 Annual Report.
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three months ended March 31,
(in thousands)	2019	2018
Cost of revenue	$513	$382
Research and development	4,677	5,005
Sales and marketing	2,213	2,747
General and administrative	2,382	2,689
Total stock-based compensation expense	$9,785	$10,823
The income tax benefit related to stock-based compensation expense was zero for the three months ended March 31, 2019 and 2018 due to a full valuation allowance on the Company’s United States net deferred tax assets (see Note 7 Income taxes).
At March 31, 2019, total unearned stock-based compensation of $55.6 million related to stock options, RSUs and ESPP shares is expected to be recognized over a weighted-average period of 2.3 years.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

6. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended March 31,
(in thousands, except per share data)	2019	2018
Numerator:
Net loss	$(24,365)	$(76,347)

Denominator:
Weighted-average common shares—basic and diluted for Class A and Class B common stock	142,601	137,857

Basic and diluted net loss per share	$(0.17)	$(0.55)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2019	2018
Anti-dilutive stock-based awards	12,962	17,593

The Company has the intent and ability to deliver cash up to the principal amount of the Notes subject to conversion, based on the Company’s current and projected liquidity. As such, no shares associated with the Note conversion were included in the Company’s weighted-average number of common shares outstanding for any periods presented. The Company’s Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing Arrangements. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the Notes is 20.6 million shares of Class A common stock. Additionally, the calculation of weighted-average shares outstanding as of March 31, 2019 and 2018 excludes approximately 9.2 million shares effectively repurchased and held in treasury stock on the condensed consolidated balance sheets as a result of the Prepaid Forward transaction entered into in connection with the Note offering.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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

	Three months ended March 31,
(dollars in thousands)	2019	2018
Income tax (benefit) expense	$378	$(2,782)
Effective tax rate	(1.6)%	3.5%

The Company recorded an income tax expense of $0.4 million for the three months ended March 31, 2019 on a pre-tax net loss of $24.0 million, which resulted in a negative effective tax rate of 1.6%. The Company’s income tax expense for the three months ended March 31, 2019 was primarily composed of $0.5 million of tax expense incurred on pre-tax income, and one-time items that included $1.3 million of net excess tax benefits for employee stock-based compensation and $0.3 million tax benefit for release of long-term tax payable attributable to the tax statute of limitations, partially offset by a $1.4 million net increase in the valuation allowance and $0.1 million tax expense relating to other items.
For the three months ended March 31, 2018, the Company recorded an income tax benefit of $2.8 million on a pre-tax net loss of $79.1 million, which resulted in an effective tax rate of 3.5%. The Company’s income tax benefit for the three months ended March 31, 2018 was composed of $0.4 million of tax expense incurred on pre-tax income in profitable foreign jurisdictions, and one-time items that included $10.9 million of tax benefit primarily relating to the conclusion of the Company’s IRS audit and the release of uncertain tax positions, $4.2 million of tax benefit relating to restructuring expenses, $1.1 million of net non-deductible equity tax expense and $0.2 million tax expense relating to other items, partially offset by a $10.6 million net increase in the valuation allowance. Further, for both the three months ended March 31, 2019 and 2018, while the Company incurred pre-tax losses in the United States, the Company does not expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against its United States deferred tax assets.
At March 31, 2019 and December 31, 2018, the Company’s gross unrecognized tax benefits were $32.3 million and $32.6 million, respectively. If recognized, $17.4 million of these unrecognized tax benefits (net of United States federal benefit) at March 31, 2019 would reduce income tax expense after considering the impact of the change in the valuation allowance in the United States. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions and tax positions based on the Company’s interpretation of certain United States trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. Although the completion, settlement and closure of any audits is uncertain, it is reasonably possible that the total amount of unrecognized tax benefits will not materially change within the next 12 months. However, given the number of years remaining that are subject to examination, the range of the reasonably possible change cannot be estimated reliably.

8. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The components of net lease cost, which were recorded in operating expenses, were as follows:

	Three months ended March 31,
(in thousands)	2019 (2)	2018 (1)
Operating lease cost	$5,105	$3,409
Sublease income	(231)	(189)
Net lease cost	$4,874	$3,220

(1)	Represents rent expense and sublease income under ASC 840, Leases.

(2)	Operating lease cost includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

(in thousands)	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,736
Right-of-use assets obtained in exchange for new operating lease liabilities	1,018

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Weighted-average remaining lease term (in years) - operating leases	5.94
Weighted-average discount rate - operating leases	6.3%

As of March 31, 2019, maturities of operating lease liabilities under ASC 842, Leases, were as follows:

(in thousands)	March 31, 2019
2019 (remaining 9 months)	$11,058
2020	18,245
2021	17,716
2022	17,430
2023	16,861
Thereafter	21,676
Total lease payments	102,986
Less: Imputed interest	(18,237)
Present value of lease liabilities	$84,749

As of December 31, 2018, future minimum lease payments under ASC 840, Leases, were as follows:

(in thousands)	December 31, 2018
2019	$14,845
2020	17,654
2021	17,763
2022	17,552
2023	17,052
Thereafter	22,951
Total lease payments	$107,817

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of March 31, 2019, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $183.0 million. There have been no material changes to the Company’s other commitments since December 31, 2018.
Legal proceedings. From time to time, the Company is involved in legal proceedings in the ordinary course of business, including the litigation matters described in Part II, Item 1 Legal Proceedings, of this Quarterly Report on Form 10-Q. Due to inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of these matters. The Company is unable at this time to determine whether the outcome of the litigation would have a material impact on the results of operations, financial condition or cash flows of the Company.
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of March 31, 2019, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	March 31, 2019	December 31, 2018
Customer A	*	12%
Customer B	12%	11%
Customer C	17%	*
Customer D	11%	*

* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended March 31,
(in thousands)	2019	2018
Accounts receivable sold	$16,423	$18,596
Factoring fees	220	221

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended March 31,
	2019	2018
Customer A	13%	14%
Customer B	*	14%

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
Geographic information
Revenue by geographic region, based on ship-to destinations, was as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Americas	$111,547	$90,472
Europe, Middle East and Africa (EMEA)	69,869	62,310
Asia and Pacific (APAC)	61,292	49,564
Total revenue	$242,708	$202,346

Revenue in the United States, which is included in the Americas geographic region, was $85.9 million and $78.9 million for the three months ended March 31, 2019 and 2018, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of March 31, 2019 and December 31, 2018, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and Mainland China, were $13.5 million and $15.9 million, respectively.

10. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended March 31,
(in thousands)	2019	2018
Cost of revenue	$(9)	$1,239
Research and development	(147)	9,599
Sales and marketing	(35)	3,618
General and administrative	(62)	2,282
Total restructuring charges	$(253)	$16,738

First quarter 2018 restructuring plan
On January 2, 2018, the Company approved a restructuring plan to further reduce future operating expenses and better align resources around its long-term business strategy. The restructuring provided for a reduction of the

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Company's global workforce of approximately 18%, the closure of the Company's aerial group and the consolidation of certain leased office facilities. Under the first quarter 2018 restructuring plan, the Company recorded restructuring charges of $17.8 million, including $14.1 million related to severance and $3.7 million related to other charges.
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet under the first quarter 2018 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2018	$1,119	$399	$1,518
Restructuring charges	—	15	15
Cash paid	(1,095)	(11)	(1,106)
Non-cash reductions	(24)	—	(24)
Restructuring liability as of March 31, 2019	$—	$403	$403

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
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet under the first quarter 2017 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2018	$—	$5,667	$5,667
Restructuring charges	—	—	—
Cash paid	—	(267)	(267)
Non-cash reductions	—	(1,311)	(1,311)
Restructuring liability as of March 31, 2019	$—	$4,089	$4,089

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet under the fourth quarter 2016 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2018	$299	$50	$349
Restructuring charges	—	—	—
Cash paid	—	—	—
Non-cash reductions	(43)	(50)	(93)
Restructuring liability as of March 31, 2019	$256	$—	$256

11. Subsequent events
On April 30, 2019, the Company entered into an agreement to terminate a portion of the Company’s lease for its headquarters campus, relieving the Company of approximately $30.2 million in future lease payments. Concurrently, the Company and the landlord extended the lease term for certain buildings on its headquarters campus to allow all remaining headquarter building leases to co-terminate at the same time. The extension will result in an increase in future lease payments of approximately $18.0 million. Pursuant to the lease termination agreement, the Company will pay a $13.6 million termination fee, which will principally be paid in monthly installments over the next two years. However, if the landlord leases the terminated portion of the headquarters campus within the next two years, the Company’s termination obligation will be reduced.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
This MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the first quarter of 2019 to 2018.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Overview of our contractual obligations, including expected payment schedule and indemnifications as of March 31, 2019.

•
Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Non-GAAP Financial Measures. A reconciliation and discussion of our GAAP to non-GAAP financial measures.
The following discussion should be read in conjunction with our 2018 Annual Report and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q of GoPro, Inc. and its subsidiaries (GoPro or we or the Company). Our MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we may use such words as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Forward-looking statements include new product offering plans and key hardware and software features, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expense and drive profitability, plans to settle note conversion in cash, expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations, and any discussion of the trends and other factors that drive our business and future results in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q including but not limited to Item 1A Risk Factors. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

Overview
GoPro helps its consumers capture and share their experiences in immersive and exciting ways. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, and share engaging personal content. When consumers use our products and services, they often generate and share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new cameras, accessories, software applications and subscription offerings. We believe new camera features drive a

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

replacement cycle among existing users and attract new users, expanding our total addressable market. Our investments in image stabilization, mobile editing and sharing solutions, auto-upload capabilities, local language user-interfaces and voice recognition in multiple languages drive the expansion of our global market.
In 2018, we began shipping our HERO7 line of cameras, including our flagship camera, HERO7 Black. Our HERO7 Black camera features HyperSmooth image stabilization, TimeWarp Video, live streaming, cloud connectivity, voice control, improved audio and a touch display. HyperSmooth makes it easy to capture professional-looking, gimbal-like stabilized videos without a gimbal, while TimeWarp Video applies a high-speed, ‘magic-carpet-ride’ effect to videos. Live streaming enables users to share content in real time to Facebook, Twitch, YouTube, Vimeo and other platforms internationally. Our flagship HERO7 Black camera, powered by GoPro’s custom designed GP1 processor, is the most powerful and performance featured GoPro camera to date. We also began shipping our HERO7 Silver and HERO7 White cameras in 2018, which feature advanced stabilization, cloud connectivity, voice control and a touch display. We offer many professional-grade features with our current good-better-best camera offering with HERO7 White, HERO7 Silver and HERO7 Black cameras. We also offer a waterproof 360-degree spherical camera, Fusion. Our cameras are compatible with our ecosystem of mountable and wearable accessories, and feature automatic uploading capabilities for photos and videos to GoPro Plus, our premium cloud-based solution that provides a camera protection plan and enables subscribers to easily access, edit, store and share their content. All of our HERO5 and newer lines of cameras are cloud connected through the GoPro App, a mobile experience that seamlessly uploads a user’s GoPro photos and video clips to a smartphone and transforms them into a ready-to-share video through GoPro QuikStories. Using GoPro QuikStories makes it simple for users to automatically create shareable video edits complete with music, effects and transitions.
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

				% Change
(units and dollars in thousands, except per share amounts)	Q1 2019	Q4 2018	Q1 2018	Q1 2019 vs. Q4 2018	Q1 2019 vs. Q1 2018
Revenue	$242,708	$377,378	$202,346	(36)%	20%
Camera units shipped (1)	842	1,413	758	(40)%	11%
Gross margin (2)	33.1%	37.7%	22.2%	(460) bps	1,090 bps
Operating expenses	$100,635	$109,150	$119,655	(8)%	(16)%
Net income (loss)	$(24,365)	$31,671	$(76,347)	(177)%	(68)%
Diluted net income (loss) per share	$(0.17)	$0.22	$(0.55)	(177)%	(69)%
Cash provided by (used) in operations	$(64,984)	$48,413	$(97,112)	(234)%	(33)%

Other financial information:
Adjusted EBITDA (3)	$(1,035)	$58,807	$(34,537)	(102)%	(97)%
Non-GAAP net income (loss) (4)	$(10,171)	$42,356	$(47,364)	(124)%	(79)%
Non-GAAP income (loss) per share	$(0.07)	$0.30	$(0.34)	(124)%	(79)%

(1)
Represents the number of camera units that are shipped during a reporting period, including camera units that are shipped with drones, net of any returns. Camera units shipped does not include drones sold without a camera, mounts or accessories.

(2)	One basis point (bps) is equal to 1/100th of 1%.

(3)
We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, impairment charges, and restructuring and other costs.

(4)
We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, non-cash interest expense, gain on sale and license of intellectual property and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment write-downs (if applicable), as well as third-party transaction costs for legal and other professional services.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented under Non-GAAP Financial Measures.
First quarter 2019 financial performance
Revenue for the first quarter of 2019 was $242.7 million, a 19.9% increase year-over-year from $202.3 million in the same period of 2018. Gross margin in the first quarter of 2019 was 33.1%, up from 22.2% in the same period of 2018, a 1,090 bps improvement. Revenue and gross margin in the first quarter of 2019 were positively impacted by strong HERO7 Black camera sales, which represented over 90% of our product revenue. Additionally, gross margin was positively impacted by an $11.4 million decrease in Karma drone and drone accessory revenue, which carried relatively low margins, compared to the first quarter of 2018. Camera units shipped in the first quarter of 2019 of 842 thousand units was up 11.0% compared to 758 thousand units shipped in the same period of 2018. In the first quarter of 2019, revenue from gopro.com represented more than 10% of revenue and grew 90% compared to the first quarter of 2018. Our first quarter of 2019 average selling price (defined as total revenue divided by camera units shipped) increased by 8.0% compared to the same period in 2018 to $288 a camera. Our first quarter operating expenses of $100.6 million decreased $19.0 million year-over-year resulting from our continued focus on cost management and decrease in restructuring charges.
Net loss in the first quarter of 2019 was $24.4 million, or $0.17 per share, an improvement of $52.0 million, when compared to the same period in 2018. Adjusted EBITDA for the first quarter of 2019 was negative $1.0 million, an improvement of 97.0% from negative $34.5 million in the first quarter of 2018.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred material operating losses in 2017, 2018 and the first quarter of 2019. Our restructuring actions have significantly reduced our operating expenses in 2018 and the first quarter of 2019 resulting in a flatter, more efficient global organization that has allowed for improved communication, better alignment amongst our functional teams and a return to profitability for the second half of 2018. If we are unable to generate adequate revenue growth, or continue to manage our expenses, we may incur significant losses in the future and may not be able to maintain profitability.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, mobile applications and other new offerings. We plan to further build upon our integrated mobile and cloud-based storytelling solutions and subscription offerings. Our investments, including those for marketing and advertising, may not successfully drive increased revenue and our customers may not adopt our new offerings. If we fail to innovate and enhance our brand, our products, our integrated storytelling solutions, the value proposition of our subscriptions, our market position and revenue will be adversely affected. Further, we have incurred substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.
Growing our total addressable market globally. We continue to believe that international markets represent a significant growth opportunity for GoPro. While the total market for digital cameras has continued to decline as smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our integrated storytelling solutions, our continued innovation of product features desired by our users, and our brand, all help insulate our business from many of the negative trends facing this category. However, we expect that the markets in which we conduct our business will remain highly competitive. We will continue to increase our global presence through the active promotion of our brand, the creation and cultivation of regional strategic and marketing partnerships, the expansion of localized products in international markets with regions specific marketing, and an investment focus on the biggest opportunities.

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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended March 31,
(dollars in thousands)	2019		2018
Revenue	$242,708	100%	$202,346	100%
Cost of revenue	162,361	67	157,430	78
Gross profit	80,347	33	44,916	22
Operating expenses:
Research and development	37,464	15	50,979	25
Sales and marketing	47,290	19	49,170	24
General and administrative	15,881	7	19,506	10
Total operating expenses	100,635	41	119,655	59
Operating loss	(20,288)	(8)	(74,739)	(37)
Other income (expense):
Interest expense	(4,527)	(2)	(4,567)	(2)
Other income, net	828	—	177	—
Total other expense, net	(3,699)	(2)	(4,390)	(2)
Loss before income taxes	(23,987)	(10)	(79,129)	(39)
Income tax (benefit) expense	378	—	(2,782)	(1)
Net loss	$(24,365)	(10)%	$(76,347)	(38)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

	Three months ended March 31,
(camera units and dollars in thousands)	2019	2018	% Change
Camera units shipped	842	758	11%

Direct channel	$110,928	$99,703	11
Percentage of revenue	46%	49%
Distribution channel	$131,780	$102,643	28
Percentage of revenue	54%	51%
Total revenue	$242,708	$202,346	20%

Americas	$111,547	$90,472	23%
Percentage of revenue	46%	45%
Europe, Middle East and Africa (EMEA)	$69,869	$62,310	12
Percentage of revenue	29%	31%
Asia and Pacific (APAC)	$61,292	$49,564	24
Percentage of revenue	25%	24%
Total revenue	$242,708	$202,346	20%
Revenue was $242.7 million in the first quarter of 2019, or a 19.9% increase compared to $202.3 million in the same period of 2018. The increase was primarily due to cameras sold equal to or greater than $399, which represented more than 90% of our camera revenue mix, partially offset by an increase in sales incentives provided to customers. Excluding Karma sales, our revenue in the first quarter of 2019 would have increased 27% compared to the same period of 2018. Camera units shipped in the first quarter of 2019 were 842 thousand units, which was an 11.0% increase compared to 758 thousand units in the same period in 2018. The average selling price in the first quarter of 2019 (defined as total revenue divided by camera units shipped) increased 8.0% compared to the same period in 2018, primarily due to our sales mix of HERO7 Black cameras.
Cost of revenue and gross margin

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
Cost of revenue	$159,775	$153,154	4%
Stock-based compensation	513	382	34
Acquisition-related costs	2,082	2,655	(22)
Restructuring costs	(9)	1,239	(101)
Total cost of revenue	$162,361	$157,430	3%
Gross margin	33.1%	22.2%
Gross margin of 33.1% in the first quarter of 2019 increased from 22.2% in the same period of 2018, or 1,090 bps, reflecting a favorable product sales mix, 641 bps, and operational expense improvements, 485 bps, partially offset by higher sales incentives, (132) bps.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and development

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
Research and development	$32,934	$36,375	(9)%
Stock-based compensation	4,677	5,005	(7)
Restructuring costs	(147)	9,599	(102)
Total research and development	$37,464	$50,979	(27)%
Percentage of revenue	15.4%	25.2%
The year-over-year decrease of $13.5 million, or 27%, in total research and development expenses in the first quarter of 2019 compared to 2018 reflected a $4.2 million decrease in cash-based personnel-related costs due to a reduction in research and development headcount, and a $1.5 million decrease in depreciation and other supporting overhead expenses, partially offset by a $1.6 million increase in professional services costs and $0.2 million increase in other expenses.
See Restructuring costs for additional information regarding research and development restructuring charges recorded in 2019 and 2018.
Sales and marketing

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
Sales and marketing	$45,112	$42,805	5%
Stock-based compensation	2,213	2,747	(19)
Restructuring costs	(35)	3,618	(101)
Total sales and marketing	$47,290	$49,170	(4)%
Percentage of revenue	19.5%	24.3%
The year-over-year decrease of $1.9 million, or 4%, in total sales and marketing expenses in the first quarter of 2019 compared to 2018 reflected a $2.7 million decrease in marketing expenses, a $1.1 million decrease in allocated facilities and other supporting overhead expenses, and a $1.0 million decrease in cash-based personnel-related costs due to a reduction in sales and marketing headcount, partially offset by a $6.1 million increase in advertising activities and a $0.6 million increase in consulting and outside professional service costs.
See Restructuring costs for additional information regarding sales and marketing restructuring charges recorded in 2019 and 2018.
General and administrative

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
General and administrative	$13,561	$14,532	(7)%
Stock-based compensation	2,382	2,689	(11)
Acquisition-related costs	—	3	(100)
Restructuring costs	(62)	2,282	(103)
Total general and administrative	$15,881	$19,506	(19)%
Percentage of revenue	6.5%	9.6%
The year-over-year decrease of $3.6 million, or 19%, in total general and administrative expenses in the first quarter of 2019 compared to 2018 reflected a $1.3 million decrease in consulting and outside professional service costs and a $0.6 million decrease in cash-based personnel-related costs due to a reduction in general and administrative headcount, partially offset by a $0.7 million increase in allocated facilities and other supporting

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

overhead expenses.
See Restructuring costs for additional information regarding general and administrative restructuring charges recorded in 2019 and 2018.
Restructuring costs
First quarter 2018 restructuring plan. On January 2, 2018, we approved a restructuring plan to further reduce future operating expenses and better align resources around our long-term business strategy. The restructuring provided for a reduction of our workforce of approximately 18%, the closure of our aerial group and the consolidation of certain leased office facilities. Under the first quarter 2018 restructuring plan, we recorded restructuring charges of $17.8 million, including $14.1 million related to severance and $3.7 million related to accelerated depreciation and other charges, which primarily relate to exiting office spaces and the closure of our aerial products business.
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
See Note 10 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements.
Other income (expense)

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
Interest expense	$(4,527)	$(4,567)	(1)%
Other income, net	828	177	368
Total other expense, net	$(3,699)	$(4,390)	(16)%
Total other expense, net, decreased $0.7 million in the first quarter of 2019 compared to 2018, primarily attributable to a $0.5 million decrease in unrealized losses due to changes in foreign exchange rates and a $0.1 million value added tax refund.
Income taxes

	Three months ended March 31,
(dollars in thousands)	2019	2018	% Change
Income tax (benefit) expense	$378	$(2,782)	(114)%
Effective tax rate	(1.6)%	3.5%
We recorded an income tax provision of $0.4 million for the three months ended March 31, 2019 which resulted in a negative effective tax rate of 1.6%. Our income tax provision for the three months ended March 31, 2019 was principally composed of $0.5 million of tax expenses incurred on pre-tax income, and one-time items that included $1.3 million of net excess tax benefits for employee stock-based compensation and $0.3 million tax benefit for release of long-term tax payable attributable to the tax statute of limitations, partially offset by a $1.4 million net increase in our valuation allowance and $0.1 million tax expense relating to other items. While we incurred pre-tax losses in the United States and certain foreign jurisdictions, we do not expect to recognize any significant tax

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

benefits on pre-tax losses in the United States due to a valuation allowance recorded against our United States deferred tax assets. Our income tax benefit of $2.8 million for the three months ended March 31, 2018 on a pre-tax net loss of $79.1 million resulted in an effective tax rate of 3.5% principally from tax benefits incurred on overall pre-tax net loss. Our income tax benefit for the three months ended March 31, 2018 was composed of $0.4 million of tax expense incurred on pre-tax income in profitable foreign jurisdictions, and one-time items that included $10.9 million of tax benefit primarily relating to the conclusion of our IRS audit and the release of uncertain tax positions, $4.2 million of tax benefit relating to restructuring expenses, $1.1 million of net non-deductible equity tax expense, and $0.2 million tax expense relating to other items, partially offset by a $10.6 million net increase in the valuation allowance. Further, for both the three months ended March 31, 2019 and 2018, while we incurred pre-tax losses in the United States, we do not expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against our United States deferred tax assets.
Future changes in our forecast annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.

Liquidity and Capital Resources
The following table presents selected financial information as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$86,941	$152,095
Marketable securities	46,319	45,417
Total cash, cash equivalents and marketable securities	$133,260	$197,512
Percentage of total assets	20%	28%
Our primary source of cash is receipts from sales of our products and services. Other sources of cash are from proceeds from employee participation in the employee stock purchase plan and the exercise of employee stock options, and sublease income. The primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing and office rent, purchases of property and equipment, and other costs of revenue.
As of March 31, 2019, our cash, cash equivalents and marketable securities of $133.3 million reflected a decrease of $64.3 million, or 33%, compared to December 31, 2018. The decrease was primarily due to payments on accounts payable, personnel-related costs and inventory purchases. As of March 31, 2019, $42.1 million of cash was held by our foreign subsidiaries.
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
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2019	2018	% Change
Net cash provided by (used in):
Operating activities	$(64,984)	$(97,112)	(33)%
Investing activities	$(1,383)	$(1,678)	(18)%
Financing activities	$1,139	$808	41%
Cash flows from operating activities
Cash used in operating activities of $65.0 million in the first quarter of 2019 was primarily attributable to an adjusted net loss of $3.5 million (net loss adjusted for non-cash expenses of $20.8 million) and a net cash outflow of $61.5 million from changes in operating asset and liabilities. Cash outflows related to operating assets and liabilities consisted primarily of decreases in accounts payable of $56.7 million due to payments of 2018 year-end liabilities and other changes in assets and liabilities.
Cash flows from investing activities
Our primary investing activities consist of purchases and maturities of marketable securities and purchases of property and equipment. Cash used in investing activities was $1.4 million in the first quarter of 2019 resulting

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

from purchases of marketable securities of $6.9 million and net purchases of property and equipment of $0.7 million, partially offset by maturities and sales of marketable securities of $6.3 million.
Cash flows from financing activities
Our primary financing activities consisted of the issuance of equity securities under our common stock plans. Cash provided by financing activities was $1.1 million in the first quarter of 2019 resulting from $3.8 million received from stock purchases made through our employee stock purchase plan and employee stock option exercises, partially offset by $2.7 million in tax payments for net RSU settlements.
Contractual Commitments
Contractual obligations. See Note 4 Financing Arrangements, for discussion regarding our Convertible Senior Notes and Note 8 Commitments, contingencies and guarantees, for discussion regarding facility leases and other contractual commitments in the Notes to Condensed Consolidated Financial Statements.
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

Critical Accounting Policies and Estimates
Except for the accounting policies related to leases that were updated as a result of adopting Accounting Standards Codification (ASC) 842, Leases, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2018 Annual Report.

Non-GAAP Financial Measures
We report net income (loss) and diluted net income (loss) per share in accordance with United States generally accepted accounting principles (GAAP) and on a non-GAAP basis. Additionally, we report non-GAAP adjusted EBITDA. We use non-GAAP financial measures to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. Our management uses, and believes that investors benefit from referring to these non-GAAP financial measures in assessing our operating results. These non-GAAP financial measures should not be considered in isolation from, or as an alternative to, the measures prepared in accordance with GAAP, and are not based on any comprehensive set of accounting rules or principles. We believe that these non-GAAP measures, when read in conjunction with our GAAP financials, provide useful information to investors by facilitating:

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

•
adjusted EBITDA and non-GAAP net income (loss) exclude restructuring and other related costs which primarily include severance-related costs, stock-based compensation expenses, facilities consolidation charges recorded in connection with restructuring actions announced in the fourth quarter of 2016, first quarter of 2017 and first quarter of 2018, and the related ongoing operating lease cost of those facilities recorded under ASC 842. These expenses do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of current operating performance or comparisons to the operating performance in other periods;

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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended March 31,
(in thousands)	2019	2018
Net loss	$(24,365)	$(76,347)
Income tax (benefit) expense	378	(2,782)
Interest expense, net	4,083	4,212
Depreciation and amortization	6,850	8,907
POP display amortization	1,931	3,912
Stock-based compensation	9,785	10,823
Restructuring and other costs	303	16,738
Adjusted EBITDA	$(1,035)	$(34,537)
The following table presents a reconciliation of net loss to non-GAAP net loss:

	Three months ended March 31,
(in thousands, except per share data)	2019	2018
Net loss	$(24,365)	$(76,347)
Stock-based compensation	9,785	10,823
Acquisition-related costs	2,082	2,658
Restructuring and other costs	303	16,738
Non-cash interest expense	2,142	1,934
Income tax adjustments	(118)	(3,170)
Non-GAAP net loss	$(10,171)	$(47,364)
Non-GAAP loss per share	$(0.07)	$(0.34)

GAAP shares for diluted net loss per share	142,601	137,857
Add: effect of potentially dilutive shares	—	—
Non-GAAP shares for diluted net loss per share	142,601	137,857

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
There have been no material changes to our market risk during the three months ended March 31, 2019. Refer to our market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2018 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of March 31, 2019. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Shareholder class action lawsuits
On November 16, 2016, a purported shareholder class action lawsuit (the 2016 Shareholder Class Action) was filed in the United States District Court for the Northern District of California against the Company and Mr. Woodman, our Chairman and CEO, Brian McGee, our CFO, and Anthony Bates, our former President (Defendants). The complaint purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 4, 2016. The complaint purports to allege that Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages, fees and costs. On February 6, 2017, the court appointed lead plaintiff and lead counsel. On March 14, 2017, the lead plaintiff filed an amended complaint against the Company and certain of its officers (GoPro Defendants) on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 8, 2016. On April 13, 2017, the GoPro Defendants filed a motion to dismiss the amended complaint. On July 26, 2017, the court denied that motion and directed the plaintiff to amend its complaint to add all defendants the plaintiff intended to sue. On August 4, 2017, the plaintiff filed a second amended complaint, which Defendants answered on September 8, 2017. On September 11, 2018, the parties participated in a mediation session and following the mediation, reached an agreement in principle to settle the action. On April 26, 2019, the Court issued an order granting the lead plaintiff’s motion for preliminary approval of the settlement. The settlement, which is subject to final approval of the Court, among other conditions, will be funded entirely by the Company’s insurance carriers.
Beginning on January 9, 2018, the first of four purported shareholder class action lawsuits (the 2018 Shareholder Class Action) was filed in the United States District Court for the Northern District of California against the Company, Mr. Woodman and Mr. McGee. Similar complaints were filed on January 11, 2018 and January 24, 2018. On April 20, 2018, the court consolidated the four cases and appointed a lead plaintiff and lead counsel. On June 18, 2018, the plaintiffs filed their Consolidated Amended Complaint (the Complaint). The Complaint purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between November 2, 2017 and January 5, 2018. The Complaint adds Mr. Prober, GoPro’s former COO, as a defendant (together with GoPro, Mr. Woodman and Mr. McGee (Defendants)), and purports to allege that the Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of

Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the 1934 Act), asserts claims under Section 20A of the 1934 Act against Mr. Woodman and Mr. McGee, and seeks unspecified compensatory damages, fees and costs. The defendants filed a motion to dismiss the Complaint on August 17, 2018 and the hearing on the motion to dismiss took place on November 5, 2018. On March 15, 2019, the Court granted the defendants’ motion to dismiss with leave to amend. The plaintiffs’ amended complaint was due on or before April 29, 2019. On April 26, 2019, the plaintiffs’ counsel filed a notice of intention not to file an amended complaint.
On February 13, 2018 and February 27, 2018, two purported shareholder derivative lawsuits (the Federal Derivative Actions) were filed in the United States District Court for the Northern District of California against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The Federal Derivative Actions are based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Actions and assert causes of action against the individual defendants for breach of fiduciary duty, and for making false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek corporate reforms, disgorgement of profits from stock sales, and fees and costs. On March 15, 2018, the court signed orders relating the Federal Derivative Actions to the 2016 Shareholder Class Action. The court consolidated the Federal Derivative Actions on April 6, 2018. On May 8, 2018, the court stayed the Federal Derivative Actions pending resolution of the 2016 Shareholder Class Action or commencement of any shareholder derivative action alleging substantially the same facts as those in the Derivative Actions, whichever occurs first. On April 22, 2019, the court entered an order continuing the stay until thirty days after the motion to dismiss in the Consolidated Delaware Derivative Action is resolved.
On July 27, 2018, the Company received a letter (the Mays Trust Demand) purportedly sent on behalf of shareholder David Mays and Janice Alley Living Trust UA 05/09/2014 (the Mays Trust), alleging that between 2016 and 2018, the Company’s directors and officers made false and misleading statements about the Company’s business, operations and prospects. On December 26, 2018, the Mays Trust filed an action in the Delaware Court of Chancery (the Mays Trust Action). The Mays Trust Action is a purported derivative action against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The complaint alleges that GoPro’s board wrongfully refused the Mays Trust Demand and asserts causes of action against the individual defendants for breach of fiduciary duty and insider selling based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Action. The plaintiff seeks, among other things, an order directing defendants to account to GoPro for all damages allegedly sustained by GoPro and fees and costs. The time for defendants to answer the complaint has not yet passed.
On July 30, 2018, the Company received a letter (the De Nicola Demand) purportedly sent on behalf of six shareholders, Giuseppe De Nicola, Junhee Lee, Alessandro Lobascio, Enechi Abolle, Joubin Hanaie, and Reid Nelson, alleging that between 2016 and 2018, the Company’s directors and officers made false and misleading statements about the Company’s business, operations and prospects. On September 4, 2018, and while the Company was still evaluating the De Nicola Demand, three of the shareholders filed an action in California Superior Court, County of San Mateo (the De Nicola California Action). The De Nicola California Action was a derivative action against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The complaint alleged that GoPro’s board wrongfully refused the De Nicola Demand and asserted causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste and insider selling based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Action. The plaintiffs sought corporate reforms, disgorgement of profits from stock sales, and fees and costs. On January 31, 2019, the plaintiffs filed a motion requesting voluntary dismissal of the De Nicola California Action without prejudice. On March 19, 2019, the Court granted the plaintiffs’ motion to voluntarily dismiss the De Nicola California Action without prejudice. While the motion to dismiss the De Nicola California Action was pending, on February 15, 2019, the same three shareholders filed an identical action in Delaware Court of Chancery (the De Nicola Delaware Action). The time for the defendants to answer the complaint in the De Nicola Delaware Action has not yet passed.
On October 30, 2018 and November 7, 2018, two purported shareholder derivative lawsuits (the Delaware Derivative Actions) were filed in the Delaware Court of Chancery against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The Delaware Derivative

Actions are based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Actions and assert causes of action against the individual defendants for breach of fiduciary duty and insider selling. The plaintiffs seek, among other things, corporate reforms, disgorgement of profits from stock sales, and fees and costs. On December 3, 2018, the court consolidated the Delaware Derivative Actions (the Consolidated Delaware Derivative Action). The defendant’s filed a motion to dismiss the complaint in the Consolidated Delaware Derivative Action on May 2, 2019.
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

Item 1A. Risk Factors
The risks described in Risk Factors in our 2018 Annual Report, and as supplemented below, could materially and adversely affect our business, financial condition and results of operations. We do not believe any of the updates below constitute material changes from the risk factors previously disclosed in our 2018 Annual Report. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
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
In addition, we incurred substantial operating losses of $20.3 million and $74.7 million for the first quarters of 2019 and 2018, respectively. We also incurred a substantial operating loss of $94.0 million, $163.5 million and $373.0 million for the full year 2018, 2017 and 2016, respectively, as compared to operating income of $54.7 million for 2015. Lower levels of revenue or higher levels of operating expense in future periods may result in additional losses or limited profitability. In the first quarter of 2018, we implemented a company-wide restructuring of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on our core camera, cloud and software, and services businesses. We previously implemented company-wide restructurings in the first and fourth quarters of 2016, and the first quarter of 2017, in order to focus our resources on our hardware and integrated storytelling solutions, and the consolidation of certain leased office facilities. We may not continue to realize the cost savings expected from these actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our 2018 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications and other new products and services. Our research and development expense was $167.3 million, $229.3 million and $358.9 million for 2018, 2017 and 2016, respectively. We expect that our research and development expenses will continue to be substantial in 2019, and increase compared to 2018 as we develop innovative technologies. While we expect research and development to increase year-over-year, our budgets are constrained in 2019 and may require us to forego investment in certain products or features which might have been successful had we invested in them, and we may not choose the right features, products, or services to update or enhance. Unanticipated problems in developing products could also divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.

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
We compete against established, well-known camera manufacturers such as Canon Inc. and Nikon Corporation, as well as large, diversified electronics companies such as Samsung Electronics Co. and Sony Corporation, and specialty companies such as Garmin Ltd., the Ricoh Company, Ltd., Shenzhen Arashi Vision Co., Ltd. and SZ DJI Technology Co., Ltd. Many of our competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. Additionally, many of our existing and potential competitors enjoy substantial competitive advantages, such as longer operating histories; the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products; broader distribution and established relationships with channel partners or vertically integrated business units; access to larger established customer bases; greater resources to make acquisitions; larger intellectual property portfolios; and the ability to bundle competitive offerings with other products and services. Further, new companies may emerge and offer competitive products directly in our category. We are aware that certain companies have developed cameras designed and packaged to appear similar to our products, which may confuse consumers or distract consumers from purchasing GoPro products.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, located primarily in China to manufacture our products. Our contract manufacturer locations expose us to risks associated with doing business globally, including risks related to changes in tariffs. Additionally, the current United States administration continues to signal that it may continue to alter trade agreements and terms between China and the United States, including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the United States. The Office of the United States Trade Representative (USTR) recently identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. GoPro cameras have not been impacted by any of the announced Section 301 tariffs by the USTR. Any announcement by the USTR to impose tariffs on GoPro cameras could have a material adverse effect on our United States bound production, business and results of our United States operations. If these duties are imposed on our cameras, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations. We are in the process of shifting most of our United States bound camera production from China to Mexico, which may result in potentially significant material costs and potential disruption to our operations as it may cause us to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations. We expect to complete this production shift in the first half of 2019. Shifting United States bound camera production to Mexico may not be successful due to timing of implementing these changes, and we may not be successful in reducing our costs, or off-setting the impact of tariffs due to other potential tariffs. Additionally, we may not succeed at lowering potential tariff rates on United States bound production manufactured in Mexico due to the ongoing negotiations and congressional confirmation of the United States Mexico Canada Agreement. Sales of our products in China are material to our business and represent a significant portion of our revenue. This revenue stream from China is at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our cameras.
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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2018 and 2017 and, as of March 31, 2019, we had an accumulated deficit of $593.5 million. Beginning in March 2016 through the first quarter of 2018, we implemented global reductions-in-force and other restructuring actions to reduce our operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions. Aggregate charges for employee terminations and the timing to recognize these charges and other costs associated with the restructuring, including the estimates of related cash expenditures made in connection with the restructuring, may exceed estimated and disclosed amounts and may not lead to improvements in results of operations at expected levels.
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
The reputation of our services may be damaged, and we may face significant direct or indirect costs, decreased revenue and operating margins if our services contain significant defects or fail to perform as intended.
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
Online sales through gopro.com represented more than 10% of our revenue in the first quarter of 2019. Any system interruptions or delays to our e-commerce business could cause potential consumers to fail to purchase our products and could harm our reputation and brand. The operation of our direct to consumer e-commerce business through gopro.com depends on the ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Our e-commerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, cyberattacks, computer hackers and similar disruptions. If we or our designated third-party contractors are unable to maintain and upgrade our e-commerce website or if we encounter system interruptions or delays, our operating results could be adversely affected.
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
In 2016, we launched GoPro Care, a fee-based service that offers a range of support options to our consumers, including extended warranty and accidental damage coverage in the United States, and expanded GoPro Care internationally. We also offer GoPro Plus which has a camera replacement benefit as part of the monthly subscription, which we expanded internationally to 30 countries in April 2019. Accidental damage coverage and extended warranties are regulated in the United States on a state level and are treated differently by state. Additionally, outside the United States, regulations for extended warranties and accidental damage vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties and accidental damage coverage on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer GoPro Care in compliance with any similar laws adopted in other jurisdictions. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.
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
Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in, or our interpretation, of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amounts of jurisdictional earnings, or by changes in the valuation of our deferred tax assets and liabilities. The United States, the European Commission, countries in the European Union, Australia, and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. These potential changes could adversely affect our effective tax rates or result in other costs to us.
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
While we have determined that our internal control over financial reporting was effective as of March 31, 2019, we must continue to monitor and assess our internal control over financial reporting. Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Other companies in our industry may apply these accounting principles differently than we do, which may affect the comparability of our condensed consolidated financial statements. For example, in February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02 (Topic 842), Leases, which requires operating leases to be recognized on the balance sheet as a lease liability and corresponding right-of-use asset. Topic 842 was applied on a cumulative effect transition method and was effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption was permitted. See Note 1 Summary of business and significant accounting policies, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion on recent accounting standards.
If our estimates or judgments relating to our critical accounting policies and estimates prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our 2018 Annual Report for the year ended December 31, 2018 in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, inventory valuation, stock-based compensation expense, warranty reserves, goodwill and acquired intangible assets, and accounting for income taxes including deferred tax assets and liabilities.
Catastrophic events or political instability could disrupt and cause harm to our business.
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, act of terrorism or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations including China, Hong Kong, Japan, Mexico, Netherlands, Singapore and Taiwan as well as the United States. Political instability or catastrophic events in any of those countries could adversely affect our business in the future, our financial condition and operating results.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $4.04 to $93.85 per share through March 31, 2019. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 73.3% of the voting power of our outstanding capital stock as of March 31, 2019 with Mr. Woodman, our Chairman and CEO, holding approximately 73.2% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Issuer purchases of equity securities. No shares of our Class A or Class B common stock were purchased by the Company during the first quarter of 2019.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
10.01	Tenth amendment to Office Lease Agreement, by and between HG Clearview Owner LLC and the Registrant, dated April 30, 2019.					X
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

GoPro, Inc.
(Registrant)

Dated:	May 9, 2019	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	May 9, 2019	By: /s/ Brian McGee
Brian McGee Chief Financial Officer (Principal Financial Officer)