Form 10-Q
period 2019-06-30
GoPro, Inc.
filed 2019-08-02
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☑                        Smaller reporting company        ☐
Accelerated filer             ☐                        Emerging growth company        ☐
Non-accelerated filer        ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 29, 2019, 125,222,811 and 28,896,866 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$91,250	$152,095
Marketable securities	38,860	45,417
Accounts receivable, net	144,649	129,216
Inventory	129,170	116,458
Prepaid expenses and other current assets	25,457	30,887
Total current assets	429,386	474,073
Property and equipment, net	40,881	46,567
Operating lease right-of-use assets	54,722	—
Intangible assets, net	8,974	13,065
Goodwill	146,459	146,459
Other long-term assets	18,173	18,195
Total assets	$698,595	$698,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$114,801	$148,478
Accrued expenses and other current liabilities	125,828	135,892
Short-term operating lease liabilities	9,241	—
Deferred revenue	13,700	15,129
Total current liabilities	263,570	299,499
Long-term taxes payable	19,339	19,553
Long-term debt	143,786	138,992
Long-term operating lease liabilities	64,940	—
Other long-term liabilities	10,265	28,203
Total liabilities	501,900	486,247

Commitments, contingencies and guarantees (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 115,292 and 105,170 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 29,597 and 35,897 shares issued and outstanding, respectively	915,051	894,755
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(604,743)	(569,030)
Total stockholders’ equity	196,695	212,112
Total liabilities and stockholders’ equity	$698,595	$698,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$292,429	$282,677	$535,137	$485,023
Cost of revenue	190,244	199,308	352,605	356,738
Gross profit	102,185	83,369	182,532	128,285
Operating expenses:
Research and development	38,811	38,225	76,275	89,204
Sales and marketing	52,135	60,256	99,425	109,426
General and administrative	18,186	15,724	34,067	35,230
Total operating expenses	109,132	114,205	209,767	233,860
Operating loss	(6,947)	(30,836)	(27,235)	(105,575)
Other income (expense):
Interest expense	(4,882)	(4,621)	(9,409)	(9,188)
Other income (expense), net	(63)	(1,106)	765	(929)
Total other expense, net	(4,945)	(5,727)	(8,644)	(10,117)
Loss before income taxes	(11,892)	(36,563)	(35,879)	(115,692)
Income tax (benefit) expense	(605)	706	(227)	(2,076)
Net loss	$(11,287)	$(37,269)	$(35,652)	$(113,616)

Basic and diluted net loss per share	$(0.08)	$(0.27)	$(0.25)	$(0.82)

Weighted-average number of shares outstanding, basic and diluted	144,668	139,166	143,640	138,515
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2019	2018
Operating activities:
Net loss	$(35,652)	$(113,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,402	18,080
Amortization of leased assets	5,389	—
Stock-based compensation	20,391	20,834
Deferred income taxes	(97)	(625)
Non-cash restructuring charges	(199)	3,256
Non-cash interest expense	4,378	3,952
Other	229	(567)
Changes in operating assets and liabilities:
Accounts receivable, net	(15,482)	(3,936)
Inventory	(12,712)	64,456
Prepaid expenses and other assets	5,208	23,475
Accounts payable and other liabilities	(49,242)	(113,461)
Deferred revenue	(1,633)	(2,458)
Net cash used in operating activities	(66,020)	(100,610)

Investing activities:
Purchases of property and equipment, net	(1,999)	(6,878)
Purchases of marketable securities	(30,167)	(14,896)
Maturities of marketable securities	35,278	35,000
Sale of marketable securities	1,889	—
Net cash provided by investing activities	5,001	13,226

Financing activities:
Proceeds from issuance of common stock	3,877	3,425
Taxes paid related to net share settlement of equity awards	(3,997)	(3,752)
Net cash used in financing activities	(120)	(327)
Effect of exchange rate changes on cash and cash equivalents	294	50
Net change in cash and cash equivalents	(60,845)	(87,661)
Cash and cash equivalents at beginning of period	152,095	202,504
Cash and cash equivalents at end of period	$91,250	$114,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2017	137,000	$854,452	$(113,613)	$(442,134)	$298,705
Common stock issued under employee benefit plans, net of shares withheld for tax	1,673	3,186	—	—	3,186
Taxes paid related to net share settlements	—	(2,402)	—	—	(2,402)
Stock-based compensation expense	—	10,797	—	—	10,797
Cumulative effect of adoption of new accounting standards	—	—	—	(17,862)	(17,862)
Net loss	—	—	—	(76,347)	(76,347)
Balances at March 31, 2018	138,673	866,033	(113,613)	(536,343)	216,077
Common stock issued under employee benefit plans, net of shares withheld for tax	833	249	—	—	249
Taxes paid related to net share settlements	—	(1,350)	—	—	(1,350)
Stock-based compensation expense	—	10,008	—	—	10,008
Net loss	—	—	—	(37,269)	(37,269)
Balances at June 30, 2018	139,506	$874,940	$(113,613)	$(573,612)	$187,715

Balances at December 31, 2018	141,067	$894,755	$(113,613)	$(569,030)	$212,112
Common stock issued under employee benefit plans, net of shares withheld for tax	3,293	3,761	—	—	3,761
Taxes paid related to net share settlements	—	(2,673)	—	—	(2,673)
Stock-based compensation expense	—	9,782	—	—	9,782
Cumulative effect of adoption of new accounting standard	—	—	—	(61)	(61)
Net loss	—	—	—	(24,365)	(24,365)
Balances at March 31, 2019	144,360	905,625	(113,613)	(593,456)	198,556
Common stock issued under employee benefit plans, net of shares withheld for tax	528	144	—	—	144
Taxes paid related to net share settlements	—	(1,324)	—	—	(1,324)
Stock-based compensation expense (Note 5)	—	10,606	—	—	10,606
Net loss	—	—	—	(11,287)	(11,287)
Balances at June 30, 2019	144,888	$915,051	$(113,613)	$(604,743)	$196,695
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. and its subsidiaries (GoPro or the Company) helps its consumers capture and share their experiences in immersive and exciting ways. The Company is committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. To date, the Company’s cameras, mountable and wearable accessories, and subscription services have generated substantially all of its revenue. The Company sells its products globally through retailers, wholesale distributors and on its website. The Company’s global corporate headquarters are located in San Mateo, California.
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30. The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected for the full fiscal year or any other future period. The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2018. Except for the accounting policy related to leases that was updated as a result of adopting Accounting Standards Codification (ASC) 842, Leases, there have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in its Annual Report.
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
Prior period reclassifications. Reclassifications of certain prior period amounts in the condensed consolidated financial statements, including a refinement in methodology for revenue by geography, have been made to conform to the current period presentation.
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
Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of future lease payments. The Company determines its incremental borrowing rate based on information

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

available at lease commencement date to calculate the present value of future lease payments. Lease expenses are recognized on a straight-line basis over the lease term. Certain leases include an option to renew with terms that can extend the lease term from one to five years. The exercise of a lease renewal option is at the Company’s sole discretion and is included in the lease term when the Company is reasonably certain it will exercise the option.
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

Revenue recognition. The Company derives substantially all of its revenue from the sale of cameras, mounts and accessories, the related implied post contract support to customers, and subscription services. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The transaction price the Company expects to be entitled to is primarily comprised of product revenue, net of returns and variable consideration, including sales incentives provided to customers. For most of the Company’s revenue, revenue is recognized at the time products are delivered and when collection is considered probable. For the Company’s subscription services, revenue is recognized on a ratable basis over the subscription term, with payments received in advanced of services being rendered recorded in deferred revenue. For customers who purchase products directly from the Company’s website, the Company retains a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. The Company provides sales commissions to internal and external sales representatives which are earned in the period in which revenue is recognized. As a result, the Company expenses such costs as incurred.
The Company's standard terms and conditions of sale for non-web based sales do not allow for product returns other than under warranty. However, the Company grants limited rights of return, primarily to certain large retailers. The Company reduces revenue and cost of sales for the estimated returns based on analyses of historical return trends by customer class and other factors. An estimated refund liability along with a right to recover assets are recorded for future product returns. Return trends are influenced by product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality and other factors. Return rates may fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future product returns.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Deferred revenue as of June 30, 2019 and December 31, 2018 also included immaterial amounts related to the Company’s GoPro Care and GoPro Plus fee-based service offerings. The Company’s deferred revenue balance was $14.5 million and $16.1 million as of June 30, 2019 and December 31, 2018, respectively. During the three months ended June 30, 2019 and 2018, revenue of $5.3 million and $5.4 million, respectively, was recognized that was included in the deferred revenue balances at the beginning of each period. During the six months ended June 30, 2019 and 2018, revenue of $9.7 million and $10.8 million, respectively, was recognized that was included in the deferred revenue balances at the beginning of each period.
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

January 1, 2019
The new standard was applied using a modified retrospective approach. Prior periods were not retrospectively adjusted.
The Company completed its analysis of the impact of the standard by reviewing its lease agreements to identify changes resulting from applying the requirements of the new standard. The Company elected to utilize a package of practical expedients, which among other things, allowed the Company to maintain its existing classification of its current leases. The Company also elected the hindsight practical expedient to determine a reasonably certain lease term for existing leases. Additionally, the Company made a policy election to maintain its previous lease accounting for leases with an initial term of 12 months or less. Furthermore, the Company made the policy election to not separate non-lease components from lease components. The Company’s analysis of its lease agreements under the new standard resulted in the recognition of lease liabilities of $88.3 million and lease assets of $60.1 million on its condensed consolidated balance sheet as of January 1, 2019. The new standard did not have a material impact on the Company’s condensed consolidated income statement and condensed consolidated statement of cash flows.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The cumulative effect of the changes made to the Company’s condensed consolidated January 1, 2019 balance sheet for the adoption of ASC 842, Leases were as follows:

(in thousands)	Balance at December 31, 2018	Adjustment due to ASC 842	Balance at January 1, 2019
Operating lease right-of-use assets	$—	$60,111	$60,111
Property and equipment, net (1)	46,567	(57)	46,510
Accrued expenses and other current liabilities (2)	135,892	(4,332)	131,560
Short-term operating lease liabilities	—	10,812	10,812
Long-term operating lease liabilities	—	77,545	77,545
Other long-term liabilities (2)	28,203	(23,900)	4,303
Accumulated deficit	(569,030)	(61)	(569,091)

(1)	Represents the reclassification of leasehold acquisition costs to operating lease right-of-use assets.

(2)	Represents the reclassification of deferred rent, tenant incentives and accrued cease-use charges to operating lease right-of-use assets.

Standard	Description	Expected date of adoption	Effect on the condensed consolidated financial statements or other significant matters
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	June 30, 2019			December 31, 2018
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$12,745	$—	$12,745	$10,901	$—	$10,901
Commercial paper	—	1,498	1,498	7,577	—	7,577
Corporate debt securities	—	1,498	1,498	—	—	—
Total cash equivalents	$12,745	$2,996	$15,741	$18,478	$—	$18,478
Marketable securities:
U.S. treasury securities	$—	$11,455	$11,455	$—	$6,336	$6,336
Commercial paper	—	9,805	9,805	20,657	—	20,657
Corporate debt securities	—	17,600	17,600	—	18,424	18,424
Total marketable securities	$—	$38,860	$38,860	$20,657	$24,760	$45,417

(1)
Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. Cash balances were $75.5 million and $133.6 million as of June 30, 2019 and December 31, 2018, respectively.

Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of June 30, 2019 and December 31, 2018 were all less than one year in duration. At June 30, 2019 and December 31, 2018, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At June 30, 2019 and December 31, 2018, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (Notes) (see Note 4 Financing Arrangements). The estimated fair value of the Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the Notes of $172.3 million, is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.

3. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	June 30, 2019	December 31, 2018
Components	$24,236	$19,205
Finished goods	104,934	97,253
Total inventory	$129,170	$116,458

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Property and equipment, net

(in thousands)	June 30, 2019	December 31, 2018
Leasehold improvements	$50,709	$66,198
Production, engineering and other equipment	44,357	43,019
Tooling	18,571	17,808
Computers and software	20,484	20,865
Furniture and office equipment	10,837	14,969
Tradeshow equipment and other	7,010	7,009
Construction in progress	420	80
Gross property and equipment	152,388	169,948
Less: Accumulated depreciation and amortization	(111,507)	(123,381)
Property and equipment, net	$40,881	$46,567

Intangible assets

	June 30, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$50,501	$(41,542)	$8,959
Domain name	15	—	15
Total intangible assets	$50,516	$(41,542)	$8,974

	December 31, 2018
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$50,501	$(37,451)	$13,050
Domain name	15	—	15
Total intangible assets	$50,516	$(37,451)	$13,065

Amortization expense was $2.0 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively, and $4.1 million and $6.0 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2019 (remaining 6 months)	$3,727
2020	4,363
2021	869
2022	—
2023	—
$8,959

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Other long-term assets

(in thousands)	June 30, 2019	December 31, 2018
Point of purchase (POP) displays	$9,420	$9,130
Long-term deferred tax assets	929	945
Deposits and other	7,824	8,120
Other long-term assets	$18,173	$18,195

Accrued expenses and other current liabilities

(in thousands)	June 30, 2019	December 31, 2018
Accrued sales incentives	$40,092	$40,918
Accrued payables (1)	33,972	34,696
Employee related liabilities (1)	13,055	19,775
Refund liability	11,419	13,100
Warranty liability	11,125	9,604
Inventory received	7,859	5,061
Customer deposits	1,444	3,105
Purchase order commitments	1,103	2,015
Income taxes payable	1,187	1,948
Other	4,572	5,670
Accrued expenses and other current liabilities	$125,828	$135,892

(1)	See Note 10 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Beginning balance	$11,593	$9,407	$10,971	$10,373
Charged to cost of revenue	4,254	7,108	10,403	13,108
Settlement of warranty claims	(2,997)	(5,823)	(8,524)	(12,789)
Warranty liability	$12,850	$10,692	$12,850	$10,692
At June 30, 2019 and December 31, 2018, $11.1 million and $9.6 million, respectively, of the warranty liability was recorded as an element of accrued expenses and other current liabilities, and $1.7 million and $1.4 million, respectively, was recorded as an element of other long-term liabilities.

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
At June 30, 2019 and December 31, 2018, the Company was in compliance with all financial covenants contained in the Credit Agreement. The Company has made no borrowings from the Credit Facility to date.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
As of June 30, 2019 and December 31, 2018, the outstanding principal on the Notes was $175.0 million, the unamortized debt discount was $28.9 million and $33.3 million, respectively, the unamortized debt issuance cost was $2.3 million and $2.7 million, respectively, and the net carrying amount of the liability component was $143.8 million and $139.0 million, respectively, which was recorded as long-term debt within the condensed consolidated balance sheets. For the three months ended June 30, 2019 and 2018, the Company recorded interest expense of $1.6 million and $1.5 million, respectively, for contractual coupon interest, $0.2 million for amortization of debt issuance costs, and $2.3 million and $2.0 million, respectively, for amortization of the debt discount. For the six months ended June 30, 2019 and 2018, the Company recorded interest expense of $3.1 million for contractual coupon interest, $0.4 million for amortization of debt issuance costs, and $4.4 million and $4.0 million, respectively, for amortization of the debt discount.
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

5. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within ten years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2014 Plan generally vest over three years based upon continued service and the Company achieving certain revenue targets, and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

stock-based payment awards in the period they occur. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. For additional information regarding the Company’s equity incentive plans, refer to the 2018 Annual Report.
Stock options
A summary of the Company’s stock option activity for the six months ended June 30, 2019 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	5,993	$7.28	5.44	$7,897
Granted	516	7.49
Exercised	(2,155)	0.75
Forfeited/Cancelled	(170)	15.69
Outstanding at June 30, 2019	4,184	$10.34	7.29	$523

Vested and expected to vest at June 30, 2019	4,184	$10.34	7.29	$523
Exercisable at June 30, 2019	2,843	$11.88	6.44	$523

The aggregate intrinsic value of the stock options outstanding as of June 30, 2019 represents the value of the Company’s closing stock price on June 30, 2019 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the six months ended June 30, 2019 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2018	7,217	$8.15
Granted	4,157	6.39
Vested	(1,855)	9.00
Forfeited	(402)	8.12
Non-vested shares at June 30, 2019	9,117	$7.18

Performance stock units
A summary of the Company’s PSU activity for the six months ended June 30, 2019 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2018	300	$5.76
Granted	813	7.53
Vested	—	—
Forfeited	(300)	5.76
Non-vested shares at June 30, 2019	813	$7.53

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Employee stock purchase plan. For the six months ended June 30, 2019 and 2018, the Company issued 458,000 and 632,000 shares under its ESPP, respectively, at weighted-average prices of $4.96 and $4.78, respectively.
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
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$522	$490	$1,035	$872
Research and development	4,884	4,960	9,561	9,965
Sales and marketing	2,221	2,313	4,434	5,060
General and administrative	2,979	2,248	5,361	4,937
Total stock-based compensation expense	$10,606	$10,011	$20,391	$20,834
The income tax benefit related to stock-based compensation expense was zero for the three and six months ended June 30, 2019 and 2018 due to a full valuation allowance on the Company’s United States net deferred tax assets (see Note 7 Income taxes).
At June 30, 2019, total unearned stock-based compensation of $63.8 million related to stock options, PSUs, RSUs and ESPP shares is expected to be recognized over a weighted-average period of 2.3 years.

6. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net loss	$(11,287)	$(37,269)	$(35,652)	$(113,616)

Denominator:
Weighted-average common shares—basic and diluted for Class A and Class B common stock	144,668	139,166	143,640	138,515

Basic and diluted net loss per share	$(0.08)	$(0.27)	$(0.25)	$(0.82)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Anti-dilutive stock-based awards	12,768	15,233	12,860	16,411

The Company has the intent and ability to deliver cash up to the principal amount of the Notes subject to conversion, based on the Company’s current and projected liquidity. As such, no shares associated with the Note

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

conversion were included in the Company’s weighted-average number of common shares outstanding for any periods presented. The Company’s Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing Arrangements. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the Notes is 20.6 million shares of Class A common stock. Additionally, the calculation of weighted-average shares outstanding for the three and six months ended June 30, 2019 and 2018 excludes approximately 9.2 million shares effectively repurchased and held in treasury stock on the condensed consolidated balance sheets as a result of the Prepaid Forward transaction entered into in connection with the Note offering.
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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Income tax (benefit) expense	$(605)	$706	$(227)	$(2,076)
Effective tax rate	5.1%	(1.9)%	0.6%	1.8%

The Company recorded an income tax benefit of $0.6 million for the three months ended June 30, 2019 on a pre-tax net loss of $11.9 million, which resulted in an effective tax rate of 5.1%. The Company’s income tax benefit for the three months ended June 30, 2019 was primarily composed of $0.4 million of tax expense incurred on pre-tax income, and discrete items that included $0.9 million of tax benefit relating to foreign provision to income tax returns adjustments, $0.4 million of net non-deductible equity tax expense for employee stock-based compensation, $0.4 million of tax benefit relating to restructuring charges, and $0.1 million of tax benefit for other items. The Company recorded an income tax benefit of $0.2 million for the six months ended June 30, 2019 on a pre-tax net loss of $35.9 million, which resulted in an effective tax rate of 0.6%. The Company’s income tax benefit for the six months ended June 30, 2019 was primarily composed of $0.9 million of tax expense incurred on pre-tax income, and discrete items that included $0.9 million of tax benefit relating to foreign provision to income tax returns adjustments, $0.9 million of net excess tax benefits for employee stock-based compensation, $0.5 million of tax benefits relating to restructuring charges, $0.5 million of tax benefits for the release of uncertain tax

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

positions primarily attributable to the expiration of tax statute of limitations, partially offset by $1.4 million net increase in the valuation allowance and $0.3 million of tax expense related to other items.
For the three months ended June 30, 2018, the Company recorded an income tax expense of $0.7 million on a pre-tax net loss of $36.6 million, which resulted in a negative effective tax rate of 1.9%. The Company’s income tax expense for the three months ended June 30, 2018 was composed of $0.5 million of tax expense incurred on pre-tax income in profitable foreign jurisdictions, and $1.5 million of net non-deductible equity tax expense, partially offset by a $1.3 million net decrease in the valuation allowance. The Company recorded an income tax benefit of $2.1 million for the six months ended June 30, 2018 on a pre-tax net loss of $115.7 million, which resulted in an effective tax rate of 1.8%. The Company’s income tax benefit for the six months ended June 30, 2018 was composed of $0.9 million of tax expenses incurred on pre-tax income in profitable foreign jurisdictions, discrete items that included $10.9 million of tax benefit primarily relating to the conclusion of the IRS audit and the release of uncertain tax positions, $4.4 million of tax benefit relating to restructuring expenses, $2.6 million of net non-deductible equity tax expense, and $0.3 million tax expense relating to other items, partially offset by $9.4 million of net increase in the valuation allowance. Further, for both 2019 and 2018, while the Company incurred pre-tax losses in the United States, the Company does not expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against its United States deferred tax assets.
At June 30, 2019 and December 31, 2018, the Company’s gross unrecognized tax benefits were $32.5 million and $32.6 million, respectively. If recognized, $17.4 million of these unrecognized tax benefits (net of United States federal benefit) at June 30, 2019 would reduce income tax expense after considering the impact of the change in the valuation allowance in the United States. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions and tax positions based on the Company’s interpretation of certain United States trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. Although the completion, settlement and closure of any audits is uncertain, it is reasonably possible that the total amount of unrecognized tax benefits will not materially change within the next 12 months. However, given the number of years remaining that are subject to examination, the range of the reasonably possible change cannot be estimated reliably.

8. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.
The components of net lease cost, which were recorded in operating expenses, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019 (1)	2018 (2)	2019 (1)	2018 (2)
Operating lease cost	$4,459	$3,321	$9,564	$6,730
Sublease income	(168)	(190)	(399)	(379)
Net lease cost	$4,291	$3,131	$9,165	$6,351

(1)	Operating lease cost includes variable lease costs, which are immaterial.

(2)	Represents rent expense and sublease income under ASC 840, Leases.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows:

(in thousands)	Six months ended June 30,
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,551
Right-of-use assets obtained in exchange for new operating lease liabilities	10,780

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Weighted-average remaining lease term (in years) - operating leases	6.76
Weighted-average discount rate - operating leases	6.3%

As of June 30, 2019, maturities of operating lease liabilities under ASC 842, Leases, were as follows:

(in thousands)	June 30, 2019
2019 (remaining 6 months)	$6,457
2020	13,770
2021	12,916
2022	12,381
2023	11,657
Thereafter	35,452
Total lease payments	92,633
Less: Imputed interest	(18,404)
Present value of lease liabilities	$74,229

On April 30, 2019, the Company entered into an agreement to terminate a portion of the Company’s headquarters campus lease, relieving the Company of approximately $30.2 million in future lease and lease related payments. Concurrently, the Company extended the lease term for certain buildings on its headquarters campus to allow for all remaining headquarter building leases to co-terminate. The extension resulted in an increase in future lease and lease related payments of approximately $18.0 million. Pursuant to the lease termination agreement, the Company will pay a $13.6 million termination fee, which will principally be paid in monthly installments over the next two years. If the landlord leases the terminated portion of the headquarters campus within the next two years, the Company’s termination obligation will be reduced.
As of December 31, 2018, future minimum lease payments under ASC 840, Leases, were as follows:

(in thousands)	December 31, 2018
2019	$14,845
2020	17,654
2021	17,763
2022	17,552
2023	17,052
Thereafter	22,951
Total lease payments	$107,817

Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

of June 30, 2019, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $195.2 million.
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
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of June 30, 2019, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	June 30, 2019	December 31, 2018
Customer A	*	12%
Customer B	*	11%
Customer C	19%	*

* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Accounts receivable sold	$38,525	$33,858	$54,948	$52,454
Factoring fees	478	434	698	655

Customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Customer A	17%	16%	15%	15%
Customer B	*	*	*	11%

* Less than 10% of total revenue for the period indicated.
Supplier concentration. The Company relies on third parties for the supply and manufacture of its products, some of which are sole-source suppliers. The Company believes that outsourcing manufacturing enables greater

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers on time, if at all. The Company also relies on third parties with whom it outsources supply chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. In instances where an outsourcing agreement does not exist or these third parties fail to perform their obligations, the Company may be unable to find alternative partners or satisfactorily deliver its products to its customers on time.
Geographic information
Revenue by geographic region was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2019	2018	2019	2018
Americas	$142,267	$131,259	$251,341	$217,050
Europe, Middle East and Africa (EMEA)	82,893	90,217	153,759	154,452
Asia and Pacific (APAC)	67,269	61,201	130,037	113,521
Total revenue	$292,429	$282,677	$535,137	$485,023

Revenue in the United States, which is included in the Americas geographic region, was $117.7 million and $107.9 million for the three months ended June 30, 2019 and 2018, respectively, and $200.7 million and $171.7 million for the six months ended June 30, 2019 and 2018, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of June 30, 2019 and December 31, 2018, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and Mainland China, were $13.5 million and $15.9 million, respectively.

10. Restructuring charges
Restructuring charges for each period were as follows:

	Six months ended June 30,
(in thousands)	2019	2018
Cost of revenue	$54	$1,242
Research and development	556	9,744
Sales and marketing	314	3,847
General and administrative	501	2,677
Total restructuring charges	$1,425	$17,510

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

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2018	$1,119	$399	$1,518
Restructuring charges	—	21	21
Cash paid	(1,095)	(14)	(1,109)
Non-cash reductions	(24)	(260)	(284)
Restructuring liability as of June 30, 2019	$—	$146	$146

First quarter 2017 restructuring plan
On March 15, 2017, the Company approved a restructuring plan to reduce future operating expenses and further align resources around its long-term business strategy. The restructuring provided for a reduction of the Company’s global workforce by approximately 17% and the consolidation of certain leased office facilities. Under the first quarter 2017 restructuring plan, the Company recorded restructuring charges of $23.3 million, including $10.3 million related to severance, and $13.0 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring plan were substantially completed by the fourth quarter of 2017.
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet under the first quarter 2017 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2018	$—	$5,667	$5,667
Restructuring charges	—	1,591	1,591
Cash paid	—	(519)	(519)
Non-cash reductions	—	(1,501)	(1,501)
Restructuring liability as of June 30, 2019	$—	$5,238	$5,238

Fourth quarter 2016 restructuring plan
On November 29, 2016, the Company approved a restructuring plan to reduce future operating expenses. The restructuring provided for a reduction of the Company’s global workforce of approximately 15%, the closure of the Company’s entertainment group to concentrate on its core business and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring plan, the Company recorded restructuring charges of $40.0 million, including $36.8 million related to severance, and $3.2 million related to accelerated depreciation and other charges. The actions associated with the fourth quarter 2016 restructuring plan were substantially completed by March 31, 2017.
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet under the fourth quarter 2016 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2018	$299	$50	$349
Restructuring charges	81	—	81
Cash paid	(78)	—	(78)
Non-cash reductions	(43)	(50)	(93)
Restructuring liability as of June 30, 2019	$259	$—	$259

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
This MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the second quarter and first six months of 2019 to 2018.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Overview of our contractual obligations, including expected payment schedule and indemnifications as of June 30, 2019.

•
Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Non-GAAP Financial Measures. A reconciliation and discussion of our GAAP to non-GAAP financial measures.
The following discussion should be read in conjunction with our 2018 Annual Report and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q of GoPro, Inc. and its subsidiaries (GoPro or we or the Company). Our MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we may use such words as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. Forward-looking statements include new product offering plans and key hardware and software features, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expense and drive profitability, plans to settle note conversion in cash, expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations, and any discussion of the trends and other factors that drive our business and future results in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q including but not limited to Item 1A Risk Factors. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

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
In 2018, we began shipping our HERO7 line of cameras, including our flagship camera, HERO7 Black. Our HERO7 Black camera features HyperSmooth image stabilization, TimeWarp Video, live streaming, cloud connectivity, voice control, improved audio and a touch display. HyperSmooth makes it easy to capture professional-looking, gimbal-like stabilized videos without a gimbal, while TimeWarp Video applies a high-speed, ‘magic-carpet-ride’ effect to videos. Live streaming enables users to share content in real time to Facebook, Twitch, YouTube, Vimeo and other platforms internationally. Our flagship HERO7 Black camera, powered by GoPro’s custom designed GP1 processor, is the most powerful and performance featured GoPro camera to date. We also began shipping our HERO7 Silver and HERO7 White cameras in 2018, which feature advanced stabilization, cloud connectivity, voice control and a touch display. We offer many professional-grade features with our current good-better-best camera offering with HERO7 White, HERO7 Silver and HERO7 Black cameras. We also offer a waterproof 360-degree spherical camera, Fusion. Our cameras are compatible with our ecosystem of mountable and wearable accessories, and feature automatic uploading capabilities for photos and videos to GoPro Plus, our premium cloud-based solution that provides a camera protection plan and enables subscribers to easily access, edit, store and share their content. All of our HERO5 and newer lines of cameras are cloud connected through the GoPro app, a mobile experience that seamlessly uploads a user’s GoPro photos and video clips to a smartphone. The updated GoPro app has an improved QuikStory multi-clip workflow, which enables the GoPro app to better identify meaningful moments in users footage and suggest story compilations of photos and videos, automatically through GoPro Quikstories. In addition, the GoPro app allows users to mix and match filters in a single Quikstory for a highly-customizable editing experience.
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

				% Change
(units and dollars in thousands, except per share amounts)	Q2 2019	Q1 2019	Q2 2018	Q2 2019 vs. Q1 2019	Q2 2019 vs. Q2 2018
Revenue	$292,429	$242,708	$282,677	20%	3%
Camera units shipped (1)	1,082	842	1,071	29%	1%
Gross margin (2)	34.9%	33.1%	29.5%	180 bps	540 bps
Operating expenses	$109,132	$100,635	$114,205	8%	(4)%
Net loss	$(11,287)	$(24,365)	$(37,269)	(54)%	(70)%
Diluted net loss per share	$(0.08)	$(0.17)	$(0.27)	(53)%	(70)%
Cash used in operations	$(1,036)	$(64,984)	$(3,498)	(98)%	(70)%

Other financial information:
Adjusted EBITDA (3)	$13,616	$(1,035)	$(8,697)	(1,416)%	(257)%
Non-GAAP net income (loss) (4)	$4,193	$(10,171)	$(20,843)	(141)%	(120)%
Non-GAAP income (loss) per share	$0.03	$(0.07)	$(0.15)	(140)%	(120)%

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
Second quarter 2019 financial performance
Revenue for the second quarter of 2019 was $292.4 million, a 3.4% increase year-over-year from $282.7 million in the same period of 2018. Excluding our Karma drone business, revenue for the second quarter of 2019 was $292.2 million, a 9.4% increase year-over-year from the same period in 2018. Gross margin in the second quarter of 2019 was 34.9%, up from 29.5% in the same period of 2018, a 540 bps improvement. Revenue and gross margin in the second quarter of 2019 were positively impacted by HERO7 Black camera sales, which represented over 85% of our camera revenue. Additionally, gross margin in the second quarter of 2019 was positively impacted by the decrease in Karma drone and drone accessory revenue, which were low margin products, compared to the second quarter of 2018. Camera units shipped in the second quarter of 2019 of 1.1 million units was flat compared to the same period of 2018. Our second quarter of 2019 average selling price (defined as total revenue divided by camera units shipped) increased to $270, a 2% increase year-over-year compared to the same period in 2018. Excluding our Karma drone business, our average selling price increased 7% in the second quarter of 2019 compared to the same period of 2018. Our second quarter operating expenses of $109.1 million decreased $5.1 million year-over-year resulting from our continued focus on cost management and a decrease in restructuring charges.
Net loss in the second quarter of 2019 was $11.3 million, or $0.08 per share, an improvement of $26.0 million, when compared to the same period in 2018. Adjusted EBITDA for the second quarter of 2019 was $13.6 million, an improvement of $22.3 million from negative $8.7 million in the second quarter of 2018.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to continue the growth of our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred material operating losses in 2017 and 2018. Our restructuring actions have significantly reduced our operating expenses in 2018 and the first half of 2019 resulting in a flatter, more efficient global organization that has allowed for improved communication and better alignment amongst our functional teams. If we are unable to generate adequate revenue growth, or continue to manage our expenses, we may incur significant losses in the future and may not be able to maintain profitability.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, mobile applications and other new offerings. We plan to further build upon our integrated mobile and cloud-based storytelling solutions and subscription offerings. Our investments, including those for marketing and advertising, may not successfully drive increased revenue and our customers may not accept our new offerings. If we fail to innovate and enhance our brand, our products, our integrated storytelling solutions, the value proposition of our subscriptions, our market position and revenue will be adversely affected. Further, we have incurred substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. We will continue to increase our global presence through the active promotion of our brand, the creation and cultivation of regional strategic and marketing partnerships, the expansion of localized products in international markets with regions specific marketing, and an investment focus on the biggest opportunities.
Our growth also depends on expanding our total addressable market with our subscription service, GoPro Plus, and capture solutions, including spherical, which faces intense competition. If we are not successful in penetrating additional markets, we might not be able to grow revenue and we may not recognize benefits from our investment in new areas.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2019		2018		2019		2018
Revenue	$292,429	100%	$282,677	100%	$535,137	100%	$485,023	100%
Cost of revenue	190,244	65	199,308	71	352,605	66	356,738	74
Gross profit	102,185	35	83,369	29	182,532	34	128,285	26
Operating expenses:
Research and development	38,811	13	38,225	14	76,275	14	89,204	18
Sales and marketing	52,135	18	60,256	21	99,425	19	109,426	23
General and administrative	18,186	6	15,724	5	34,067	6	35,230	7
Total operating expenses	109,132	37	114,205	40	209,767	39	233,860	48
Operating loss	(6,947)	(2)	(30,836)	(11)	(27,235)	(5)	(105,575)	(22)
Other income (expense):
Interest expense	(4,882)	(2)	(4,621)	(2)	(9,409)	(2)	(9,188)	(2)
Other income, net	(63)	—	(1,106)	—	765	—	(929)	—
Total other expense, net	(4,945)	(2)	(5,727)	(2)	(8,644)	(2)	(10,117)	(2)
Loss before income taxes	(11,892)	(4)	(36,563)	(13)	(35,879)	(7)	(115,692)	(24)
Income tax (benefit) expense	(605)	—	706	—	(227)	—	(2,076)	—
Net loss	$(11,287)	(4)%	$(37,269)	(13)%	$(35,652)	(7)%	$(113,616)	(24)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

(camera units and dollars in thousands)	Three months ended June 30,			Six months ended June 30,
	2019	2018	% Change	2019	2018	% Change
Camera units shipped	1,082	1,071	1%	1,924	1,829	5%

Direct channel	$135,351	$145,323	(7)	$246,211	$245,026	—
Percentage of revenue	46%	51%		46%	51%
Distribution channel	$157,078	$137,354	14	$288,926	$239,997	20
Percentage of revenue	54%	49%		54%	49%
Total revenue	$292,429	$282,677	3%	$535,137	$485,023	10%

Americas	$142,267	$131,259	8%	$251,341	$217,050	16%
Percentage of revenue	49%	46%		47%	45%
Europe, Middle East and Africa (EMEA)	$82,893	$90,217	(8)	$153,759	$154,452	—
Percentage of revenue	28%	32%		29%	32%
Asia and Pacific (APAC)	$67,269	$61,201	10	$130,037	$113,521	15
Percentage of revenue	23%	22%		24%	23%
Total revenue	$292,429	$282,677	3%	$535,137	$485,023	10%
The year-over-year increase in revenue for the second quarter and first half of 2019 compared to the same periods in 2018 were primarily attributable to cameras sold equal to or greater than $399, which represented more than 85% and 90% of our camera revenue, respectively, partially offset by a $15.4 million and $26.9 million decrease in aerial revenue, respectively. The decrease in aerial revenue was expected as we continued to sell through our remaining Karma drone inventory following the announcement of our exit from the aerial business in the first quarter of 2018. The quarter also benefited slightly from some customers accelerating purchases to reduce potential tariff exposure in later quarters. Camera units shipped in the second quarter and first half of 2019 were 1.1 million and 1.9 million units, respectively, which were relatively flat compared to the same periods in 2018. Excluding Karma drone and accessory revenue, the average selling price in the second quarter and first half of 2019 were $270 and $278, respectively, or an increase of 7% and 9%, respectively, compared to the same periods in 2018. Average selling price is defined as total revenue divided by camera units shipped.
Cost of revenue and gross margin

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Cost of revenue	$187,650	$195,481	(4)%	$347,425	$348,635	—%
Stock-based compensation	522	490	7	1,035	872	19
Acquisition-related costs	2,009	3,334	(40)	4,091	5,989	(32)
Restructuring costs	63	3	2,000	54	1,242	(96)
Total cost of revenue	$190,244	$199,308	(5)%	$352,605	$356,738	(1)%
Gross margin	34.9%	29.5%		34.1%	26.4%
Gross margin of 34.9% in the second quarter of 2019 increased from 29.5% in the same period of 2018, or 540 bps, reflecting a favorable product sales mix, 274 bps, operational expense improvements, 91 bps, lower sales incentives, 76 bps, and lower average camera costs, 60 bps.
Gross margin of 34.1% in the first half of 2019 increased from 26.4% in the same period of 2018, or 770 bps, reflecting a favorable product sales mix, 424 bps, operational expense improvements, 212 bps, and lower average camera costs, 77 bps.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Research and development	$33,224	$33,120	—%	$66,158	$69,495	(5)%
Stock-based compensation	4,884	4,960	(2)	9,561	9,965	(4)
Restructuring costs	703	145	385	556	9,744	(94)
Total research and development	$38,811	$38,225	2%	$76,275	$89,204	(14)%
Percentage of revenue	13.3%	13.5%		14.3%	18.4%
The year-over-year increase of $0.6 million, or 2%, in total research and development expense in the second quarter of 2019 compared to 2018 reflected a $1.3 million increase in consulting and professional services costs, a $0.6 million increase in restructuring costs and a $0.2 million increase in depreciation and other supporting overhead expenses, partially offset by a $1.6 million decrease in cash-based personnel-related costs due to a reduction in research and development headcount.
The year-over-year decrease of $12.9 million, or 14%, in total research and development expense in the first half of 2019 compared to 2018 reflected a $5.8 million decrease in cash-based personnel-related costs due to a reduction in research and development headcount, partially offset by a $2.9 million increase in consulting and professional services costs.
See Restructuring costs for additional information regarding research and development restructuring charges recorded in 2019 and 2018.
Sales and marketing

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Sales and marketing	$49,565	$57,714	(14)%	$94,677	$100,519	(6)%
Stock-based compensation	2,221	2,313	(4)	4,434	5,060	(12)
Restructuring costs	349	229	52	314	3,847	(92)
Total sales and marketing	$52,135	$60,256	(13)%	$99,425	$109,426	(9)%
Percentage of revenue	17.8%	21.3%		18.6%	22.6%
The year-over-year decrease of $8.1 million, or 13%, in total sales and marketing expenses in the second quarter of 2019 compared to 2018 reflected a $7.6 million decrease in overall advertising primarily driven by online campaigns and a $0.6 million decrease in allocated facilities, depreciation and other supporting overhead expenses.
The year-over-year decrease of $10.0 million, or 9%, in total sales and marketing expenses in the first half of 2019 compared to 2018 reflected a $2.9 million decrease in marketing expenses, a $1.7 million decrease in allocated facilities, depreciation and other supporting overhead expenses, a $1.4 million decrease in overall advertising primarily driven by online campaigns and a $1.2 million decrease in cash-based personnel-related costs due to a reduction in sales and marketing headcount, partially offset by an $0.8 million increase in consulting and professional services costs.
See Restructuring costs for additional information regarding sales and marketing restructuring charges recorded in 2019 and 2018.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
General and administrative	$14,644	$13,081	12%	$28,205	$27,613	2%
Stock-based compensation	2,979	2,248	33	5,361	4,937	9
Acquisition-related costs	—	—	—	—	3	(100)
Restructuring costs	563	395	43	501	2,677	(81)
Total general and administrative	$18,186	$15,724	16%	$34,067	$35,230	(3)%
Percentage of revenue	6.2%	5.6%		6.4%	7.3%
The year-over-year increase of $2.5 million, or 16%, in total general and administrative expenses in the second quarter of 2019 compared to 2018 reflected a $1.1 million increase in allocated facilities and other supporting overhead expenses, a $0.7 million increase in stock-based compensation and a $0.4 million increase in bad debt expense.
The year-over-year decrease of $1.2 million, or 3%, in total general and administrative expenses in the first half of 2019 compared to 2018 reflected a $2.2 million decrease in restructuring costs and a $1.5 million decrease in consulting and outside professional service costs, partially offset by a $1.8 million increase in allocated facilities and other supporting overhead expenses, a $0.4 million increase in stock-based compensation and a $0.3 million increase in bad debt expense.
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
First quarter 2017 restructuring plan. On March 15, 2017, we approved a restructuring plan that provided for a reduction of our workforce by approximately 17% and the consolidation of certain leased office facilities. Under the first quarter 2017 restructuring plan, we recorded restructuring charges of $23.3 million, including $10.3 million related to severance and $13.0 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring plan were substantially completed by the fourth quarter of 2017.
Fourth quarter 2016 restructuring plan. On November 29, 2016, we approved a restructuring plan that provided for a reduction in our workforce of approximately 15%, the closure of our entertainment group and the consolidation of certain leased office facilities. Under the fourth quarter 2016 restructuring plan, we recorded restructuring charges of $40.0 million, including $36.8 million related to severance and $3.2 million related to accelerated depreciation and other charges, which primarily pertain to exiting office spaces. The actions associated with the fourth quarter 2016 restructuring plan were substantially completed by March 31, 2017.
See Note 10 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other income (expense)

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Interest expense	$(4,882)	$(4,621)	6%	$(9,409)	$(9,188)	2%
Other income (expense), net	(63)	(1,106)	(94)	765	(929)	(182)
Total other expense, net	$(4,945)	$(5,727)	(14)%	$(8,644)	$(10,117)	(15)%
Total other expense, net, decreased $0.8 million in the second quarter of 2019 compared to the same period in 2018 due to a $0.8 million decrease in unrealized losses due to changes in foreign exchange rates.
Total other expense, net, decreased $1.5 million in the first half of 2019 compared to the same period in 2018 due to a $1.3 million decrease in unrealized losses due to changes in foreign exchange rates and a $0.1 million value added tax refund.
Income taxes

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Income tax (benefit) expense	$(605)	$706	(186)%	$(227)	$(2,076)	(89)%
Effective tax rate	5.1%	(1.9)%		0.6%	1.8%
We recorded an income tax benefit of $0.6 million for the three months ended June 30, 2019 on a pre-tax net loss of $11.9 million, which resulted in an effective tax rate of 5.1%. Our income tax benefit for the three months ended June 30, 2019 was principally composed of $0.4 million of tax expenses incurred on pre-tax income, and discrete items that included $0.9 million of tax benefit relating to foreign provision to income tax returns adjustments, $0.4 million of net non-deductible equity tax expense for employee stock-based compensation, $0.4 million of tax benefit relating to restructuring charges, and $0.1 million of tax benefit for other items. We recorded an income tax benefit of $0.2 million for the six months ended June 30, 2019 on a pre-tax net loss of $35.9 million, which resulted in an effective tax rate of 0.6%. Our income tax benefit for the six months ended June 30, 2019 was primarily composed of $0.9 million of tax expense incurred on pre-tax income, and discrete items that included $0.9 million of tax benefit relating to foreign provision to income tax returns adjustments, $0.9 million of net excess tax benefits for employee stock-based compensation, $0.5 million of tax benefits relating to restructuring charges, $0.5 million of tax benefits for the release of uncertain tax positions primarily attributable to the expiration of tax statute of limitations, partially offset by $1.4 million net increase in the valuation allowance and $0.3 million of tax expense related to other items. Further, while we incurred pre-tax losses in the United States, we do not expect to recognize any tax benefits on these pre-tax losses in the United States due to a full valuation allowance recorded against our United States deferred tax assets. See Note 7 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.
Future changes in our forecast annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.

Liquidity and Capital Resources
The following table presents selected financial information as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$91,250	$152,095
Marketable securities	38,860	45,417
Total cash, cash equivalents and marketable securities	$130,110	$197,512
Percentage of total assets	19%	28%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our primary source of cash is receipts from sales of our products and services. Other sources of cash are from proceeds from employee participation in the employee stock purchase plan, the exercise of employee stock options and facility subleases. The primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing and office rent, purchases of property and equipment and other costs of revenue.
As of June 30, 2019, our cash, cash equivalents and marketable securities of $130.1 million reflected a decrease of $67.4 million, or 34.1%, compared to December 31, 2018. The decrease was primarily due to payments on accounts payable, primarily related to inventory purchases and personnel-related costs. As of June 30, 2019, $17.6 million of cash was held by our foreign subsidiaries.
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
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2019	2018	% Change
Net cash provided by (used in):
Operating activities	$(66,020)	$(100,610)	(34)%
Investing activities	$5,001	$13,226	(62)%
Financing activities	$(120)	$(327)	(63)%
Cash flows from operating activities
Cash used in operating activities of $66.0 million for the six months ended June 30, 2019 was primarily attributable to an adjusted net loss of $7.8 million (net loss of $35.7 million adjusted for non-cash expenses of $43.5 million) and a net cash outflow of $73.9 million from changes in operating asset and liabilities. Cash outflows related to operating assets and liabilities consisted primarily of decreases in accounts payable and other liabilities of $49.2 million due to payments related to inventory, a $15.5 million increase in accounts receivable and a $12.7 million increase in inventory, partially offset by a $5.2 million decrease in prepaid expenses and other assets.
Cash flows from investing activities
Our primary investing activities for the six months ended June 30, 2019 consisted of purchases and maturities of marketable securities and purchases of property and equipment. Cash provided by investing activities was $5.0 million in the first half of 2019 resulting from maturities of marketable securities of $37.2 million, partially offset by purchases of marketable securities of $30.2 million and net purchases of property and equipment of $2.0 million.
Cash flows from financing activities
Our primary financing activities for the six months ended June 30, 2019 consisted of the issuance of equity securities under our common stock plans. Cash used in financing activities was $0.1 million in the first half of 2019 resulting from $4.0 million in tax payments for net RSU settlements, partially offset by $3.9 million received from stock purchases made through our employee stock purchase plan and employee stock option exercises.
Off-balance sheet arrangements
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations
See Note 4 Financing Arrangements, for discussion regarding our Convertible Senior Notes and Note 8 Commitments, contingencies and guarantees, for discussion regarding facility leases and other contractual commitments in the Notes to Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Except for the accounting policy related to leases that was updated as a result of adopting Accounting Standards Codification (ASC) 842, Leases, there have been no material changes to our critical accounting policies and estimates from those disclosed in our 2018 Annual Report.

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

•
non-GAAP net income (loss) includes income tax adjustments. We utilize a cash-based non-GAAP tax expense approach (based upon expected annual cash payments for income taxes) for evaluating operating performance as well as for planning and forecasting purposes. This non-GAAP tax approach eliminates the effects of period specific items, which can vary in size and frequency and does not necessarily reflect our long-term operations. Historically, we computed a non-GAAP tax rate based on non-GAAP pre-tax income on a quarterly basis, which considered the income tax effects of the adjustments above; and

•	other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended
(in thousands)	June 30, 2019	March 31, 2019	June 30, 2018
Net loss	$(11,287)	$(24,365)	$(37,269)
Income tax (benefit) expense	(605)	378	706
Interest expense, net	4,479	4,083	4,299
Depreciation and amortization	6,552	6,850	9,173
POP display amortization	2,007	1,931	3,611
Stock-based compensation	10,606	9,785	10,011
Restructuring and other costs	1,864	303	772
Adjusted EBITDA	$13,616	$(1,035)	$(8,697)
The following table presents a reconciliation of net loss to non-GAAP net loss:

	Three months ended
(in thousands, except per share data)	June 30, 2019	March 31, 2019	June 30, 2018
Net loss	$(11,287)	$(24,365)	$(37,269)
Stock-based compensation	10,606	9,785	10,011
Acquisition-related costs	2,009	2,082	3,334
Restructuring and other costs	1,864	303	772
Non-cash interest expense	2,236	2,142	2,018
Income tax adjustments	(1,235)	(118)	291
Non-GAAP net income (loss)	$4,193	$(10,171)	$(20,843)
Non-GAAP income (loss) per share	$0.03	$(0.07)	$(0.15)

Shares for diluted net income (loss) per share	146,224	142,601	139,166

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
There have been no material changes to our market risk during the six months ended June 30, 2019. Refer to our market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2018 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of June 30, 2019. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Beginning on January 9, 2018, the first of four purported shareholder class action lawsuits (the 2018 Shareholder Class Action) was filed in the United States District Court for the Northern District of California against the Company, Mr. Woodman and Mr. McGee. Similar complaints were filed on January 11, 2018 and January 24, 2018. On April 20, 2018, the court consolidated the four cases and appointed a lead plaintiff and lead counsel. On June 18, 2018, the plaintiffs filed their Consolidated Amended Complaint (the Complaint). The Complaint purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between November 2, 2017 and January 5, 2018. The Complaint adds Mr. Prober, GoPro’s former COO, as a defendant (together with GoPro, Mr. Woodman and Mr. McGee (Defendants)), and purports to allege that the Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of

Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the 1934 Act), asserts claims under Section 20A of the 1934 Act against Mr. Woodman and Mr. McGee, and seeks unspecified compensatory damages, fees and costs. The defendants filed a motion to dismiss the Complaint on August 17, 2018 and the hearing on the motion to dismiss took place on November 5, 2018. On March 15, 2019, the Court granted the defendants’ motion to dismiss with leave to amend. The plaintiffs’ amended complaint was due on or before April 29, 2019. On April 26, 2019, the plaintiffs’ counsel filed a notice of intention not to file an amended complaint. On June 24, 2019, the Court entered final judgement in favor of defendants.
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
On July 30, 2018, the Company received a letter (the De Nicola Demand) purportedly sent on behalf of six shareholders, Giuseppe De Nicola, Junhee Lee, Alessandro Lobascio, Enechi Abolle, Joubin Hanaie, and Reid Nelson, alleging that between 2016 and 2018, the Company’s directors and officers made false and misleading statements about the Company’s business, operations and prospects. On September 4, 2018, and while the Company was still evaluating the De Nicola Demand, three of the shareholders filed an action in California Superior Court, County of San Mateo (the De Nicola California Action). The De Nicola California Action was a derivative action against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The complaint alleged that GoPro’s board wrongfully refused the De Nicola Demand and asserted causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste and insider selling based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Action. The plaintiffs sought corporate reforms, disgorgement of profits from stock sales, and fees and costs. On January 31, 2019, the plaintiffs filed a motion requesting voluntary dismissal of the De Nicola California Action without prejudice. On March 19, 2019, the Court granted the plaintiffs’ motion to voluntarily dismiss the De Nicola California Action without prejudice. While the motion to dismiss the De Nicola California Action was pending, on February 15, 2019, the same three shareholders filed an identical action in Delaware Court of Chancery (the De Nicola Delaware Action). Defendants filed a motion to dismiss the complaint on June 7, 2019.
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
In addition, we incurred substantial operating losses of $27.2 million and $105.6 million for the first half of 2019 and 2018, respectively. We also incurred a substantial operating loss of $94.0 million, $163.5 million and $373.0 million for the full year 2018, 2017 and 2016, respectively, as compared to operating income of $54.7 million for 2015. Lower levels of revenue or higher levels of operating expense in future periods may result in additional losses or limited profitability. In the first quarter of 2018, we implemented a company-wide restructuring of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on our core camera, cloud and software, and services businesses. We previously implemented company-wide restructurings in the first and fourth quarters of 2016, and the first quarter of 2017, in order to focus our resources on our hardware and integrated storytelling solutions, and the consolidation of certain leased office facilities. We may not continue to realize the cost savings expected from these actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our 2018 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Our future growth depends in part on further penetrating our total addressable market, and we may not be successful in doing so.
Our growth historically has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. We believe that our future growth depends on continuing to reach and expand our core community of users, followers and fans, and then utilizing that energized community as brand ambassadors to an extended community. We believe that in order to expand our market, we must provide both innovative and easy-to-use products, as well as intuitive and simple software tools that enable effortless sharing of content, with the smartphone central to the GoPro experience. For example, we continue to focus on the value proposition of the GoPro mobile application by introducing new features and benefits that we believe will enable customers to edit and share their content easily. While we believe our software and subscription services will increase our total addressable market, we cannot be certain that these efforts will be successful. We may not be able to expand our market through this strategy on a timely basis, or at all, and we may not be successful in providing tools that our users adopt or believe are easy to use.
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
While we have developed and released products and services to add to our offerings, we may not be successful in achieving future revenue growth driven by newly released products and services. For example, we promoted GoPro Plus, our subscription service in connection with our HERO7 camera lineup, to allow consumers to auto upload content to the cloud and make edits with our Quik storytelling solution. If all the components of the storytelling solutions do not work together seamlessly or our users do not adopt them, they may not drive camera sales and our operating results could be adversely affected. In addition, we continue to expend resources to develop a solution for editing and sharing software to deliver and experience spherical content. If the software does not function as expected or users do not adopt our solution, sales of our spherical camera may be negatively affected. We cannot be assured that our investments in the development of software-related products and services will result in either increased revenue or profit. Changes in product mix may harm our financial results. If there is a shift in consumer demand from our higher-priced to lower-priced cameras without a corresponding increase in units sold, our revenues and gross profit could decrease and losses could result.
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
In particular, for our camera designs, we incorporate image processors, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 image signal processor from Socionext, Inc. in our HERO7 Black and HERO6 Black cameras and rely on Socionext as the primary supplier of our processors. If other suppliers of image processors become more advanced in performance or more competitive in cost, we may be placed at a disadvantage and not be able to continue improving our product performance as quickly or as competitively as planned. We do not currently have alternative suppliers for several key components. In addition, our products also require passive components such as resistors and multi-layer ceramic capacitors which are experiencing supply shortages and lengthening lead-times within the consumer electronics industry and may impact our supply chain. In the event that any of our key suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications and other products and services. Our research and development expense was $167.3 million, $229.3 million and $358.9 million for 2018, 2017 and 2016, respectively. We expect that our research and development expenses will continue to be substantial in 2019, and increase compared to 2018 as we develop innovative technologies. While we expect research and development to increase year-over-year, our budgets are constrained in 2019 and may require us to forego investment in certain products or features which might have been successful had we invested in them, and we may not choose the right features, products, or services to update or enhance. Unanticipated problems in developing products could also divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.

We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can. New entrants also enter our category from time-to-time. These market factors could result in a loss of our market share and a decrease in our revenue and profitability.
The market for cameras is highly competitive. Further, competition has intensified as new market entrants and existing competitors have introduced new products and more competitive offerings into our markets. Increased competition, tariffs, and changing consumer preferences may result in pricing pressures, reduced profit margins and may impede our ability to continue to increase the sales of our products or cause us to lose market share, any of which could substantially harm our business and results of operations.
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
Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. We continue to focus on the value proposition of the GoPro mobile application by introducing new features and benefits that we believe will enable customers to edit and share their content easily. Our GoPro and Quik mobile and desktop editing applications and our GoPro Plus service may not be as compelling of a solution as those offered by other companies, such as Apple and Google, although the Quik mobile application supports content from other platforms including content from iOS and Android. Manufacturers of smartphones and tablets, such as Apple, Google and Samsung may continue to design their products for use in a range of conditions, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours.
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
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2018, demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 33%, 28% and 46% of our 2018, 2017 and 2016 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, product mix, charges incurred against new products to support promotional activities, pricing pressures, supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly. Furthermore, our customers may adjust their purchasing habits as a result of external events such as tariff avoidance or tariff impact that could result in a lower predictability of revenue. In addition, we typically experience lower revenue in the first half of the year. For example, revenue of $485.0 million for the first half of 2018 decreased $179.6 million, or 27%, sequentially from $664.6 million in the last half of 2017. First half revenue comprised 42%, 44% and 34% of our annual 2018, 2017 and 2016 revenue, respectively.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located primarily in China to manufacture our products. Our contract manufacturer locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions. Additionally, the current United States administration continues to signal that it may continue to alter trade agreements and terms between China and the United States, including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the United States. The Office of the United States Trade Representative (USTR) recently identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. GoPro cameras have not been impacted by any of the announced Section 301 tariffs by the USTR. Any announcement by the USTR to impose tariffs on GoPro cameras could have a material adverse effect on our United States bound production, business and results of our United States operations. If these duties are imposed on our cameras, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations. We are in the process of shifting most of our United States bound camera production from China to Mexico, which may result in potentially significant material costs and potential disruption to our operations as it may cause us to pursue the time-consuming processes of recreating a new supply chain, identifying substitute components and establishing new manufacturing locations. We have shifted some production in the second quarter of 2019 and expect to complete most of the remaining production shift in the second half of 2019. Shifting United States bound camera production to Mexico may not be successful due to timing of implementing these changes, and we may not be successful in reducing our costs, or off-setting the impact of tariffs due to other potential tariffs. Additionally, we may not succeed at lowering potential tariff rates on United States bound production manufactured in Mexico due to the ongoing negotiations and congressional confirmation of the United States Mexico Canada Agreement. Sales of our products in China are material to our business and represent a significant portion of our revenue. This revenue stream from China is at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our products or imposes any other export restrictions on our products.
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
If we fail to manage our operating expenses effectively, our financial performance may suffer.
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2018 and 2017 and, as of June 30, 2019, we had an accumulated deficit of $604.7 million. Beginning in March 2016 through the first quarter of 2018, we implemented global reductions-in-force and other restructuring actions to reduce our operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions. Aggregate charges for employee terminations and the timing to recognize these charges and other costs associated with the restructuring, including the estimates of related cash expenditures made in connection with the restructuring, may exceed estimated and disclosed amounts and may not lead to improvements in results of operations at expected levels.
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
Our products, services and operating systems may contain unknown security vulnerabilities. For example, the firmware and software that are installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service, GoPro Plus, which can be paired with our cameras. If malicious actors compromise the GoPro Plus service, or if customer confidential information stored in the Plus service is accessed without authorization, our business will be harmed.
In operating GoPro Plus, we rely on third-party providers for a number of critical aspects for GoPro Plus services, including web hosting services, billing and payment processing and consequently, we do not maintain direct control over the security or stability of the associated systems. If we or any of our third-party providers are unable to successfully prevent breaches of security relating to our operating systems, products, services, or user private information, including user videos and user personal identification information, or if third-party systems which we rely upon to operate fail for other reasons, we may need to spend increasing amounts of time and effort in this area. As a result, we could incur substantial expenses, our brand and reputation could suffer and our business, results of operations and financial condition could be materially adversely affected.
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
The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies. Our products are subject to United States export controls, and exports of our products must be made in compliance with various economic and trade sanctions laws. Furthermore, United States export control laws and economic sanctions prohibit the provision of products and services to countries, governments and persons targeted by United States sanctions. Even though we take precautions to prevent our products from being provided to targets of United States sanctions, our products, including our firmware updates, could be provided to those targets or provided by our customers. Any such provision could have negative consequences, including government investigations, penalties and reputational harm. Our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.
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
Revenue from outside the United States comprised 65%, 55% and 53% of our revenue in 2018, 2017 and 2016, respectively, and we expect international revenue to continue to be significant in the future. Further, we currently have foreign operations in Australia, China, France, Germany, Hong Kong, Japan, Netherlands, Philippines, Romania, United Kingdom and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:

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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, in June 2018, California passed the California Consumer Privacy Act (CCPA) which provides new data privacy rights for consumers and new operational requirements for companies effective in January 2020. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the recently adopted General Data Protection Regulation (GDPR) which imposes more stringent EU data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
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
Our sales through GoPro.com represent an increasing percentage of our revenue. GoPro.com represented more than 10% of revenue in the first quarter of 2019 and slightly less than 10% in the second quarter of 2019. Any system interruptions or delays to our e-commerce business could cause potential consumers to fail to purchase our products and could harm our reputation and brand. The operation of our direct to consumer e-commerce business through gopro.com depends on the ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Our e-commerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, cyberattacks, computer hackers and similar disruptions. If we or our designated third-party contractors are unable to maintain and upgrade our e-commerce website or if we encounter system interruptions or delays, our operating results could be adversely affected.
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
Our distributors generally offer products from several different manufacturers. Accordingly, we are at risk that these distributors may give higher priority to selling other companies’ products. We have consolidated our distributor channels in certain regions, and if we were to lose the services of a distributor, we might need to find another distributor in that area and there can be no assurance of our ability to do so in a timely manner or on favorable terms. Further, our distributors build inventory in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors will decrease the size of their future product orders. We are also subject to the risks of our distributors encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk if they are unable to pay for the products they purchase from us. Additionally, our international distributors buy from us in U.S. dollars and generally sell to retailers in local currency so significant currency fluctuations could affect their profitability, and in turn, affect their ability to buy future products from us. For example, the Brexit referendum vote in the U.K. caused significant short-term volatility in global stock markets as well as currency exchange rate fluctuations.
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
We rely on third-party distribution facilities and logistics operators for substantially all of our product distribution to distributors and directly to retailers. Our distribution facilities include computer controlled and automated equipment, which means their operations may be vulnerable to computer viruses or other security risks, the proper operation of software and hardware, electronic or power interruptions or other system failures. Further, because substantially all of our products are distributed from only a few locations and by a small number of companies, our operations could be interrupted by labor difficulties, extreme or severe weather conditions, cyber-attacks, or floods, fires or other natural disasters near our distribution centers, or port shutdowns or other transportation-related interruptions along our distribution routes. Additionally, we use one primary supplier for the third-party distribution and if this supplier were to experience financial difficulties, cyber-attacks, or other types of interruption it could adversely affect our business.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, located primarily in China and Mexico to manufacture our products. We cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. We also rely on a number of supply chain partners to whom we outsource activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. Our supply chain partners are located in China, Czech Republic, Hong Kong, Mexico, Netherlands, Singapore and a number of other countries in Europe and the Asia Pacific region. Our manufacturers and supply chain partners may experience disruptions in their operations due to equipment breakdowns, adding lines in a different country, labor strikes or shortages, natural disasters, component or material shortages, cyber-attacks, cost increases or other similar problems. Further, in order to minimize their inventory risk, our manufacturers might not order components from third-party suppliers with adequate lead time, thereby affecting our ability to meet our demand forecast. Therefore, if we fail to manage our relationship with our manufacturers and supply chain partners effectively, or if they experience operational difficulties, our ability to ship products to our retailers and distributors could be impaired and our competitive position and reputation could be harmed.
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
While we have determined that our internal control over financial reporting was effective as of June 30, 2019, we must continue to monitor and assess our internal control over financial reporting. Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Other companies in our industry may apply these accounting principles differently than we do, which may affect the comparability of our condensed consolidated financial statements. For example, in February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02 (Topic 842), Leases, which requires operating leases to be recognized on the balance sheet as a lease liability and corresponding right-of-use asset. Topic 842 was applied using a modified retrospective approach and was effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption was permitted. See Note 1 Summary of business and significant accounting policies, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion on recent accounting standards.
If our estimates or judgments relating to our critical accounting policies and estimates prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our 2018 Annual Report for the year ended December 31, 2018 in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), stock-based compensation, inventory valuation, product warranty liabilities, the valuation and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill) and income taxes.
Catastrophic events or political instability could disrupt and cause harm to our business.
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, act of terrorism or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations including China, Hong Kong, Japan, Mexico, Netherlands, Singapore, Taiwan and the United States. Political instability or catastrophic events in any of those countries could adversely affect our business in the future, our financial condition and operating results.

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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $4.04 to $93.85 per share through June 30, 2019. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 70.4% of the voting power of our outstanding capital stock as of June 30, 2019 with Mr. Woodman, our Chairman and CEO, holding approximately 70.2% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
10.01	Tenth amendment to Office Lease Agreement, by and between HG Clearview Owner LLC and the Registrant, dated April 30, 2019.	10-Q	001-36514	10.01	May 10, 2019
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

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

GoPro, Inc.
(Registrant)

Dated:	August 2, 2019	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	August 2, 2019	By: /s/ Brian McGee
Brian McGee Chief Financial Officer (Principal Financial Officer)