Form 10-Q
period 2019-09-30
GoPro, Inc.
filed 2019-11-08
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2019, 126,859,037 and 28,896,866 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$43,016	$152,095
Marketable securities	35,960	45,417
Accounts receivable, net	71,977	129,216
Inventory	250,032	116,458
Prepaid expenses and other current assets	24,023	30,887
Total current assets	425,008	474,073
Property and equipment, net	39,727	46,567
Operating lease right-of-use assets	52,512	—
Intangible assets, net	7,111	13,065
Goodwill	146,459	146,459
Other long-term assets	16,528	18,195
Total assets	$687,345	$698,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$140,271	$148,478
Accrued expenses and other current liabilities	159,475	135,892
Short-term operating lease liabilities	8,890	—
Deferred revenue	11,966	15,129
Total current liabilities	320,602	299,499
Long-term taxes payable	18,408	19,553
Long-term debt	146,249	138,992
Long-term operating lease liabilities	62,554	—
Other long-term liabilities	7,973	28,203
Total liabilities	555,786	486,247

Commitments, contingencies and guarantees (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 117,435 and 105,170 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 28,897 and 35,897 shares issued and outstanding, respectively	924,725	894,755
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(679,553)	(569,030)
Total stockholders’ equity	131,559	212,112
Total liabilities and stockholders’ equity	$687,345	$698,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenue	$131,169	$285,936	$666,306	$770,959
Cost of revenue	102,737	194,904	455,342	551,642
Gross profit	28,432	91,032	210,964	219,317
Operating expenses:
Research and development	34,940	41,157	111,215	130,361
Sales and marketing	48,848	55,871	148,273	165,297
General and administrative	15,842	15,358	49,909	50,588
Total operating expenses	99,630	112,386	309,397	346,246
Operating loss	(71,198)	(21,354)	(98,433)	(126,929)
Other income (expense):
Interest expense	(4,623)	(4,616)	(14,032)	(13,804)
Other income (expense), net	738	661	1,503	(268)
Total other expense, net	(3,885)	(3,955)	(12,529)	(14,072)
Loss before income taxes	(75,083)	(25,309)	(110,962)	(141,001)
Income tax (benefit) expense	(273)	1,780	(500)	(296)
Net loss	$(74,810)	$(27,089)	$(110,462)	$(140,705)

Basic and diluted net loss per share	$(0.51)	$(0.19)	$(0.77)	$(1.01)

Weighted-average number of shares outstanding, basic and diluted	145,617	140,072	144,306	139,028
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in thousands)	2019	2018
Operating activities:
Net loss	$(110,462)	$(140,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,823	27,773
Non-cash operating lease cost	7,599	—
Stock-based compensation	30,160	31,171
Deferred income taxes	13	(987)
Non-cash restructuring charges	(199)	5,788
Non-cash interest expense	6,633	5,988
Other	(779)	(301)
Changes in operating assets and liabilities:
Accounts receivable, net	57,160	(36,812)
Inventory	(133,574)	27,302
Prepaid expenses and other assets	8,136	32,203
Accounts payable and other liabilities	6,481	(38,917)
Deferred revenue	(3,686)	(3,350)
Net cash used in operating activities	(112,695)	(90,847)

Investing activities:
Purchases of property and equipment, net	(6,310)	(8,204)
Purchases of marketable securities	(43,636)	(14,896)
Maturities of marketable securities	51,738	55,000
Sale of marketable securities	1,889	—
Net cash provided by investing activities	3,681	31,900

Financing activities:
Proceeds from issuance of common stock	5,574	5,131
Taxes paid related to net share settlement of equity awards	(5,798)	(5,388)
Net cash used in financing activities	(224)	(257)
Effect of exchange rate changes on cash and cash equivalents	159	(54)
Net change in cash and cash equivalents	(109,079)	(59,258)
Cash and cash equivalents at beginning of period	152,095	202,504
Cash and cash equivalents at end of period	$43,016	$143,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2017	137,000	$854,452	$(113,613)	$(442,134)	$298,705
Common stock issued under employee benefit plans, net of shares withheld for tax	1,673	3,186	—	—	3,186
Taxes paid related to net share settlements	—	(2,402)	—	—	(2,402)
Stock-based compensation expense	—	10,797	—	—	10,797
Cumulative effect of adoption of new accounting standards	—	—	—	(17,862)	(17,862)
Net loss	—	—	—	(76,347)	(76,347)
Balances at March 31, 2018	138,673	866,033	(113,613)	(536,343)	216,077
Common stock issued under employee benefit plans, net of shares withheld for tax	833	249	—	—	249
Taxes paid related to net share settlements	—	(1,350)	—	—	(1,350)
Stock-based compensation expense	—	10,008	—	—	10,008
Net loss	—	—	—	(37,269)	(37,269)
Balances at June 30, 2018	139,506	874,940	(113,613)	(573,612)	187,715
Common stock issued under employee benefit plans, net of shares withheld for tax	1,077	1,721	—	—	1,721
Taxes paid related to net share settlements	—	(1,636)	—	—	(1,636)
Stock-based compensation expense	—	11,335	—	—	11,335
Net loss	—	—	—	(27,089)	(27,089)
Balances at September 30, 2018	140,583	$886,360	$(113,613)	$(600,701)	$172,046

Balances at December 31, 2018	141,067	$894,755	$(113,613)	$(569,030)	$212,112
Common stock issued under employee benefit plans, net of shares withheld for tax	3,293	3,761	—	—	3,761
Taxes paid related to net share settlements	—	(2,673)	—	—	(2,673)
Stock-based compensation expense	—	9,782	—	—	9,782
Cumulative effect of adoption of new accounting standard	—	—	—	(61)	(61)
Net loss	—	—	—	(24,365)	(24,365)
Balances at March 31, 2019	144,360	905,625	(113,613)	(593,456)	198,556
Common stock issued under employee benefit plans, net of shares withheld for tax	528	144	—	—	144
Taxes paid related to net share settlements	—	(1,324)	—	—	(1,324)
Stock-based compensation expense	—	10,606	—	—	10,606
Net loss	—	—	—	(11,287)	(11,287)
Balances at June 30, 2019	144,888	915,051	(113,613)	(604,743)	196,695
Common stock issued under employee benefit plans, net of shares withheld for tax	1,443	1,706	—	—	1,706
Taxes paid related to net share settlements	—	(1,801)	—	—	(1,801)
Stock-based compensation expense (Note 5)	—	9,769	—	—	9,769
Net loss	—	—	—	(74,810)	(74,810)
Balances at September 30, 2019	146,331	$924,725	$(113,613)	$(679,553)	$131,559
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Deferred revenue as of September 30, 2019 and December 31, 2018 also included immaterial amounts related to the Company’s GoPro Care and GoPro Plus fee-based service offerings. The Company’s deferred revenue balance was $12.3 million and $16.1 million as of September 30, 2019 and December 31, 2018, respectively. During the three months ended September 30, 2019 and 2018, revenue of $5.5 million and $6.1 million, respectively, was recognized that was included in the deferred revenue balances at the beginning of each period. During the nine months ended September 30, 2019 and 2018, revenue of $12.9 million and $14.6 million, respectively, was recognized that was included in the deferred revenue balances at the beginning of each period.
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
January 1, 2020
The Company’s allowance for doubtful accounts and valuation of available-for-sale securities are subject to this standard. The Company is in the process of quantifying the impact on its condensed consolidated financial statements and related disclosures, but does not expect the impact to be material.

The Company will evaluate its available-for-sale securities for impairment under Topic 326 upon adoption of this standard. The Company does not expect the results of its evaluation of available-for-sale securities for impairment to have a material impact on its condensed consolidated financial statements and related disclosures.

Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	September 30, 2019			December 31, 2018
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$3,412	$—	$3,412	$10,901	$—	$10,901
Commercial paper	—	—	—	7,577	—	7,577
Total cash equivalents	$3,412	$—	$3,412	$18,478	$—	$18,478
Marketable securities:
U.S. treasury securities	$—	$8,265	$8,265	$—	$6,336	$6,336
Commercial paper	—	7,694	7,694	20,657	—	20,657
Corporate debt securities	—	20,001	20,001	—	18,424	18,424
Total marketable securities	$—	$35,960	$35,960	$20,657	$24,760	$45,417

(1)
Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. Cash balances were $39.6 million and $133.6 million as of September 30, 2019 and December 31, 2018, respectively.

Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of September 30, 2019 and December 31, 2018 were all less than one year in duration. At September 30, 2019 and December 31, 2018, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At September 30, 2019 and December 31, 2018, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (Notes) (see Note 4 Financing Arrangements). The estimated fair value of the Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the Notes of $168.0 million, is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.

3. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	September 30, 2019	December 31, 2018
Components	$32,996	$19,205
Finished goods	217,036	97,253
Total inventory	$250,032	$116,458

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Property and equipment, net

(in thousands)	September 30, 2019	December 31, 2018
Leasehold improvements	$50,709	$66,198
Production, engineering and other equipment	45,578	43,019
Tooling	19,190	17,808
Computers and software	21,085	20,865
Furniture and office equipment	10,837	14,969
Tradeshow equipment and other	7,009	7,009
Construction in progress	81	80
Gross property and equipment	154,489	169,948
Less: Accumulated depreciation and amortization	(114,762)	(123,381)
Property and equipment, net	$39,727	$46,567

Intangible assets

	September 30, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$50,501	$(43,405)	$7,096
Domain name	15	—	15
Total intangible assets	$50,516	$(43,405)	$7,111

	December 31, 2018
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$50,501	$(37,451)	$13,050
Domain name	15	—	15
Total intangible assets	$50,516	$(37,451)	$13,065

Amortization expense was $1.9 million and $3.4 million for the three months ended September 30, 2019 and 2018, respectively, and $6.0 million and $9.4 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2019 (remaining 3 months)	$1,864
2020	4,363
2021	869
2022	—
2023	—
$7,096

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Other long-term assets

(in thousands)	September 30, 2019	December 31, 2018
Point of purchase (POP) displays	$8,351	$9,130
Long-term deferred tax assets	819	945
Deposits and other	7,358	8,120
Other long-term assets	$16,528	$18,195

Accrued expenses and other current liabilities

(in thousands)	September 30, 2019	December 31, 2018
Accrued sales incentives	$43,051	$40,918
Accrued payables (1)	34,573	34,696
Employee related liabilities (1)	16,520	19,775
Refund liability	5,445	13,100
Warranty liability	9,072	9,604
Inventory received	25,057	5,061
Customer deposits	20,125	3,105
Purchase order commitments	613	2,015
Income taxes payable	1,261	1,948
Other	3,758	5,670
Accrued expenses and other current liabilities	$159,475	$135,892

(1)	See Note 10 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Beginning balance	$12,850	$10,692	$10,971	$10,373
Charged to cost of revenue	1,610	5,055	12,013	18,163
Settlement of warranty claims	(3,981)	(5,878)	(12,505)	(18,667)
Warranty liability	$10,479	$9,869	$10,479	$9,869
At September 30, 2019 and December 31, 2018, $9.1 million and $9.6 million, respectively, of the warranty liability was recorded as an element of accrued expenses and other current liabilities, and $1.4 million was recorded as an element of other long-term liabilities.

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
At September 30, 2019 and December 31, 2018, the Company was in compliance with all financial covenants contained in the Credit Agreement. The Company has made no borrowings from the Credit Facility to date.
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
As of September 30, 2019 and December 31, 2018, the outstanding principal on the Notes was $175.0 million, the unamortized debt discount was $26.6 million and $33.3 million, respectively, the unamortized debt issuance cost was $2.1 million and $2.7 million, respectively, and the net carrying amount of the liability component was $146.2 million and $139.0 million, respectively, which was recorded as long-term debt within the condensed consolidated balance sheets. For the three months ended September 30, 2019 and 2018, the Company recorded interest expense of $1.5 million for contractual coupon interest, $0.2 million for amortization of debt issuance costs, and $2.2 million and $2.0 million, respectively, for amortization of the debt discount. For the nine months ended September 30, 2019 and 2018, the Company recorded interest expense of $4.6 million for contractual coupon interest, $0.6 million for amortization of debt issuance costs, and $6.6 million and $6.0 million, respectively, for amortization of the debt discount.
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
Stock options
A summary of the Company’s stock option activity for the nine months ended September 30, 2019 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	5,993	$7.28	5.44	$7,897
Granted	527	7.42
Exercised	(2,159)	0.75
Forfeited/Cancelled	(225)	18.62
Outstanding at September 30, 2019	4,136	$10.09	6.99	$488

Vested and expected to vest at September 30, 2019	4,136	$10.09	6.99	$488
Exercisable at September 30, 2019	2,927	$11.41	6.19	$475

The aggregate intrinsic value of the stock options outstanding as of September 30, 2019 represents the value of the Company’s closing stock price on September 30, 2019 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the nine months ended September 30, 2019 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2018	7,217	$8.15
Granted	5,293	5.88
Vested	(3,231)	8.95
Forfeited	(670)	7.61
Non-vested shares at September 30, 2019	8,609	$6.49

Performance stock units
A summary of the Company’s PSU activity for the nine months ended September 30, 2019 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2018	300	$5.76
Granted	819	7.51
Forfeited	(300)	5.76
Non-vested shares at September 30, 2019	819	$7.51

Employee stock purchase plan. For the nine months ended September 30, 2019 and 2018, the Company issued 958,000 and 981,000 shares under its ESPP, respectively, at weighted-average prices of $4.13 and $4.78, respectively.

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
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Cost of revenue	$448	$534	$1,483	$1,406
Research and development	4,507	4,977	14,068	14,942
Sales and marketing	2,084	2,429	6,518	7,489
General and administrative	2,730	2,397	8,091	7,334
Total stock-based compensation expense	$9,769	$10,337	$30,160	$31,171
The income tax benefit related to stock-based compensation expense was zero for the three and nine months ended September 30, 2019 and 2018 due to a full valuation allowance on the Company’s United States net deferred tax assets (see Note 7 Income taxes).
At September 30, 2019, total unearned stock-based compensation of $54.3 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 2.3 years.

6. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net loss	$(74,810)	$(27,089)	$(110,462)	$(140,705)

Denominator:
Weighted-average common shares—basic and diluted for Class A and Class B common stock	145,617	140,072	144,306	139,028

Basic and diluted net loss per share	$(0.51)	$(0.19)	$(0.77)	$(1.01)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Anti-dilutive stock-based awards	13,168	15,075	13,064	15,965

The Company has the intent and ability to deliver cash up to the principal amount of the Notes subject to conversion, based on the Company’s current and projected liquidity. As such, no shares associated with the Note conversion were included in the Company’s weighted-average number of common shares outstanding for any periods presented. The Company’s Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Arrangements. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the Notes is 20.6 million shares of Class A common stock. Additionally, the calculation of weighted-average shares outstanding for the three and nine months ended September 30, 2019 and 2018 excludes approximately 9.2 million shares effectively repurchased and held in treasury stock on the condensed consolidated balance sheets as a result of the Prepaid Forward transaction entered into in connection with the Note offering.
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Income tax (benefit) expense	$(273)	$1,780	$(500)	$(296)
Effective tax rate	0.4%	(7.0)%	0.5%	0.2%

The Company recorded an income tax benefit of $0.3 million for the three months ended September 30, 2019 on a pre-tax net loss of $75.1 million, which resulted in an effective tax rate of 0.4%. The Company’s income tax benefit for the three months ended September 30, 2019 was primarily composed of $0.3 million of tax expense incurred on pre-tax income, and discrete items that included a $1.6 million of net non-deductible equity tax expense for employee stock-based compensation, $0.3 million of tax benefit relating to foreign provision to income tax returns adjustments and a $0.4 million tax benefit for other items, partially offset by a net decrease in the valuation allowance of $1.5 million. The Company recorded an income tax benefit of $0.5 million for the nine months ended September 30, 2019 on a pre-tax net loss of $111.0 million, which resulted in an effective tax rate of 0.5%. The Company’s income tax benefit for the nine months ended September 30, 2019 was primarily composed of $1.2 million of tax expense incurred on pre-tax income, and discrete items that included $1.2 million of tax benefit relating to foreign provision to income tax returns adjustments, $0.7 million of net non-deductible equity tax expense for employee stock-based compensation, $0.5 million of tax benefits relating to restructuring charges, and $0.3 million of tax benefits for the release of uncertain tax positions primarily attributable to the expiration of tax statute of limitations, partially offset by a $0.2 million net decrease in the valuation allowance and a $0.2 million tax benefit related to other items.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

For the three months ended September 30, 2018, the Company recorded an income tax expense of $1.8 million on a pre-tax net loss of $25.3 million, which resulted in a negative effective tax rate of 7.0%. The Company’s income tax expense for the three months ended September 30, 2018 was composed of $1.5 million of tax expense incurred on pre-tax income in profitable foreign jurisdictions, discrete items that included $7.0 million of net non-deductible equity tax expense, and $0.4 million of tax expense related to foreign provision to return adjustments, partially offset by a $1.1 million tax benefit relating to restructuring expense and a $6.3 million net decrease in the valuation allowance. The Company recorded an income tax benefit of $0.3 million for the nine months ended September 30, 2018 on a pre-tax net loss of $141.0 million, which resulted in an effective tax rate of 0.2%. The Company’s income tax benefit for the nine months ended September 30, 2018 was composed of $2.4 million of tax expenses incurred on pre-tax income in profitable foreign jurisdictions, discrete items that included $10.9 million of tax benefit primarily relating to the conclusion of the IRS audit and the release of uncertain tax positions, $9.6 million of net non-deductible equity tax expense, $5.4 million of tax benefit relating to restructuring expenses, $0.6 million of uncertain tax position interest expense and $0.3 million tax expense related to foreign provision to return adjustments, partially offset by a $3.1 million net increase in the valuation allowance. Further, for both 2019 and 2018, while the Company incurred pre-tax losses in the United States, the Company does not expect to recognize any tax benefits on pre-tax losses in the United States due to a full valuation allowance recorded against its United States deferred tax assets.
At September 30, 2019 and December 31, 2018, the Company’s gross unrecognized tax benefits were $31.5 million and $32.6 million, respectively. If recognized, $17.1 million of these unrecognized tax benefits (net of United States federal benefit) at September 30, 2019 would reduce income tax expense after considering the impact of the change in the valuation allowance in the United States. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions and tax positions based on the Company’s interpretation of certain United States trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. Although the completion, settlement and closure of any audits is uncertain, it is reasonably possible that the total amount of unrecognized tax benefits may change in a range of up to $5.0 million within the next 12 months. However, given the number of years remaining that are subject to examination, the range of the reasonably possible change cannot be estimated reliably beyond the next 12 months.

8. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.
The components of net lease cost, which were recorded in operating expenses, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019 (1)	2018 (2)	2019 (1)	2018 (2)
Operating lease cost	$4,092	$3,619	$13,656	$10,349
Sublease income	(129)	(191)	(528)	(570)
Net lease cost	$3,963	$3,428	$13,128	$9,779

(1)	Operating lease cost includes variable lease costs, which are immaterial.

(2)	Represents rent expense and sublease income under ASC 840, Leases.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows:

(in thousands)	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,402
Right-of-use assets obtained in exchange for new operating lease liabilities	10,541

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Weighted-average remaining lease term (in years) - operating leases	6.59
Weighted-average discount rate - operating leases	6.3%

As of September 30, 2019, maturities of operating lease liabilities under ASC 842, Leases, were as follows:

(in thousands)	September 30, 2019
2019 (remaining 3 months)	$2,611
2020	13,811
2021	12,974
2022	12,426
2023	11,657
Thereafter	35,452
Total lease payments	88,931
Less: Imputed interest	(17,259)
Present value of lease liabilities	$71,672

As of December 31, 2018, future minimum lease payments under ASC 840, Leases, were as follows:

(in thousands)	December 31, 2018
2019	$14,845
2020	17,654
2021	17,763
2022	17,552
2023	17,052
Thereafter	22,951
Total lease payments	$107,817

Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of September 30, 2019, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $195.8 million.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of September 30, 2019, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	September 30, 2019	December 31, 2018
Customer A	*	12%
Customer B	*	11%

* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Accounts receivable sold	$23,804	$31,164	$78,752	$83,618
Factoring fees	423	401	1,121	1,056

Customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Customer A	*	13%	12%	14%

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Geographic information
Revenue by geographic region was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2019	2018	2019	2018
Americas	$60,409	$120,061	$311,750	$337,111
Europe, Middle East and Africa (EMEA)	49,387	95,564	203,146	250,016
Asia and Pacific (APAC)	21,373	70,311	151,410	183,832
Total revenue	$131,169	$285,936	$666,306	$770,959

Revenue in the United States, which is included in the Americas geographic region, was $50.9 million and $93.2 million for the three months ended September 30, 2019 and 2018, respectively, and $251.6 million and $264.9 million for the nine months ended September 30, 2019 and 2018, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of September 30, 2019 and December 31, 2018, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and Mainland China, were $13.3 million and $15.9 million, respectively.

10. Restructuring charges
Restructuring charges for each period were as follows:

	Nine months ended September 30,
(in thousands)	2019	2018
Cost of revenue	$54	$1,357
Research and development	556	12,032
Sales and marketing	314	5,042
General and administrative	501	3,095
Total restructuring charges	$1,425	$21,526

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

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2018	$1,119	$399	$1,518
Restructuring charges	—	3	3
Cash paid	(1,095)	(20)	(1,115)
Non-cash reductions	(24)	(250)	(274)
Restructuring liability as of September 30, 2019	$—	$132	$132

First quarter 2017 restructuring plan
On March 15, 2017, the Company approved a restructuring plan to reduce future operating expenses and further align resources around its long-term business strategy. The restructuring provided for a reduction of the Company’s global workforce by approximately 17% and the consolidation of certain leased office facilities. Under the first quarter 2017 restructuring plan, the Company recorded restructuring charges of $23.1 million, including $10.3 million related to severance, and $12.8 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring plan were substantially completed by the fourth quarter of 2017.
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities on the condensed consolidated balance sheet under the first quarter 2017 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2018	$—	$5,667	$5,667
Restructuring charges	—	1,395	1,395
Cash paid	—	(1,082)	(1,082)
Non-cash reductions	—	(335)	(335)
Restructuring liability as of September 30, 2019	$—	$5,645	$5,645

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

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2018	$299	$50	$349
Restructuring charges	27	—	27
Cash paid	(78)	—	(78)
Non-cash reductions	—	(50)	(50)
Restructuring liability as of September 30, 2019	$248	$—	$248

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
This MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the third quarter and first nine months of 2019 to 2018.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Overview of our contractual obligations, including expected payment schedule and indemnifications as of September 30, 2019.

•
Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Non-GAAP Financial Measures. A reconciliation and discussion of our GAAP to non-GAAP financial measures.
The following discussion should be read in conjunction with our 2018 Annual Report and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q of GoPro, Inc. and its subsidiaries (GoPro or we or the Company). Our MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we may use such words as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019. Forward-looking statements include new product offering plans and key hardware and software features, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expense and drive profitability, plans to settle note conversion in cash, expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations, and any discussion of the trends and other factors that drive our business and future results in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q including but not limited to Item 1A Risk Factors. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

Overview
GoPro helps its consumers capture and share their experiences in immersive and exciting ways. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, and share engaging personal content. When consumers use our products and services, they often generate and share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new cameras,

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

accessories, software applications and subscription offerings. We believe new camera features drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Our investments in image stabilization, mobile editing and sharing solutions, modular accessories, auto-upload capabilities, local language user-interfaces and voice recognition in multiple languages drive the expansion of our global market.
In October 2019, we began shipping our HERO8 Black flagship camera which features enhanced HyperSmooth 2.0 image stabilization, TimeWarp 2.0 Video, built-in mounting, live streaming, cloud connectivity, voice control, improved audio and a touch display. HyperSmooth 2.0 includes dramatically improved pitch axis stabilization, a new Boost mode for absolute maximum stabilization, and powerful in-app horizon leveling that provides a gimbal-like effect. TimeWarp 2.0 automatically applies a high-speed, ‘magic-carpet-ride’ effect to videos, while live streaming enables users to share content in real time to Facebook, Twitch, YouTube, Vimeo and other platforms internationally. Our flagship HERO8 Black camera, powered by GoPro’s custom designed GP1 processor, is the most powerful and performance featured GoPro camera to date. We also introduced three new Mods which allows users to transform their HERO8 Black camera into a production powerhouse. The Media Mod delivers shotgun-mic performance with an integrated directional microphone, the Light Mod illuminates a scene and the Display Mod allows users to perfectly frame themselves during self-capture. We also began shipping our newest waterproof 360-degree spherical camera, MAX, in September 2019. Our MAX camera features MAX HyperSmooth image stabilization, 360-degree MAX TimeWarp Video, MAX SuperView, PowerPano, built-in mounting, high-quality audio, live streaming, voice control and a front facing touch display. MAX HyperSmooth provides the highest performance video stabilization yet, while MAX SuperView provides the widest view ever from a GoPro camera. PowerPano allows users to capture a 6.2mp, 270-degree panoramic photo with the push of one button and creates an artifact-free shot of action or movement. Our MAX camera features six built-in microphones that allows users to capture immersive 360-degree audio, directional audio for vlogging and the best stereo sound ever from a GoPro. Our HERO8 Black, MAX and HERO7 line of cameras are compatible with our ecosystem of mountable and wearable accessories, and feature automatic uploading capabilities for photos and videos to GoPro Plus, our premium cloud-based solution that provides a camera protection plan and enables subscribers to easily access, edit, store and share their content. All of our HERO5 and newer lines of cameras are cloud connected through the GoPro app, a mobile experience that seamlessly uploads a user’s GoPro photos and video clips to a smartphone. The Quik video editing app is built into the updated GoPro app, which includes an improved multi-clip workflow that enables the GoPro app to better identify meaningful moments in users footage, and suggests story compilations of photos and videos. In addition, the GoPro app allows users to mix and match filters for a highly-customizable editing experience.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.
Comparisons of our third quarter 2019 results to our third quarter 2018 results reflect a delay in the initial shipments of our newly released HERO8 Black flagship camera from the third quarter to the fourth quarter of 2019.

				% Change
(units and dollars in thousands, except per share amounts)	Q3 2019	Q2 2019	Q3 2018	Q3 2019 vs. Q2 2019	Q3 2019 vs. Q3 2018
Revenue	$131,169	$292,429	$285,936	(55)%	(54)%
Camera units shipped (1)	479	1,082	1,095	(56)%	(56)%
Gross margin (2)	21.7%	34.9%	31.8%	(1,320) bps	(1,010) bps
Operating expenses	$99,630	$109,132	$112,386	(9)%	(11)%
Net loss	$(74,810)	$(11,287)	$(27,089)	563%	176%
Diluted net loss per share	$(0.51)	$(0.08)	$(0.19)	538%	168%
Cash provided by (used in) operations	$(46,675)	$(1,036)	$9,763	4,405%	(578)%

Other financial information:
Adjusted EBITDA (3)	$(52,715)	$13,616	$6,205	(487)%	(950)%
Non-GAAP net income (loss) (4)	$(61,265)	$4,193	$(6,058)	(1,561)%	911%
Non-GAAP income (loss) per share	$(0.42)	$0.03	$(0.04)	(1,500)%	950%

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
Third quarter 2019 financial performance
Revenue for the third quarter of 2019 was $131.2 million, a 54.1% decrease year-over-year from $285.9 million in the same period of 2018, while the gross margin percentage for the third quarter of 2019 was 21.7%, down from 31.8% in the same period of 2018. Revenue and the gross margin percentage in the third quarter of 2019 were impacted by a late stage production delay of the HERO8 Black camera, which pushed shipments of our flagship camera to the fourth quarter of 2019, compared to the third quarter of 2018 when the HERO7 line of cameras was launched. Camera units shipped in the third quarter of 2019 was 479 thousand units, compared to 1.1 million units in the same period of 2018. Our third quarter of 2019 average selling price (defined as total revenue divided by camera units shipped) increased to $274, a 5% increase year-over-year. Our third quarter operating expenses of $99.6 million decreased $12.8 million year-over-year resulting from our continued focus on cost management and a decrease in restructuring charges.
Net loss in the third quarter of 2019 was $74.8 million, or $0.51 per share, compared to a net loss of $27.1 million, or $0.19 per share, in the same period of 2018. Adjusted EBITDA for the third quarter of 2019 was negative $52.7 million, compared to $6.2 million in the same period of 2018.

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
Driving profitability through improved efficiency, lower costs and better execution. We incurred material operating losses in 2017 and 2018. Our restructuring actions have significantly reduced our operating expenses in 2018 and the first nine months of 2019 resulting in a flatter, more efficient global organization that has allowed for improved communication and better alignment amongst our functional teams. If we are unable to generate adequate revenue growth, or continue to manage our expenses, we may incur significant losses in the future and may not be able to maintain profitability.
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
Growing our total addressable market globally. We continue to believe that international markets represent a significant growth opportunity for GoPro. While the total market for digital cameras has continued to decline as smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our integrated storytelling solutions, our continued innovation of product features desired by our users, and our brand, all help support our business from many of the negative trends facing this category. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. We will continue to increase our global presence through the active promotion of our brand, the creation and cultivation of regional strategic and marketing partnerships, the expansion of localized products in international markets with region-specific marketing, and an investment focus on the biggest opportunities.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2019		2018		2019		2018
Revenue	$131,169	100%	$285,936	100%	$666,306	100%	$770,959	100%
Cost of revenue	102,737	78	194,904	68	455,342	68	551,642	72
Gross profit	28,432	22	91,032	32	210,964	32	219,317	28
Operating expenses:
Research and development	34,940	27	41,157	14	111,215	17	130,361	17
Sales and marketing	48,848	37	55,871	20	148,273	22	165,297	21
General and administrative	15,842	12	15,358	5	49,909	7	50,588	7
Total operating expenses	99,630	76	112,386	39	309,397	46	346,246	45
Operating loss	(71,198)	(54)	(21,354)	(7)	(98,433)	(14)	(126,929)	(17)
Other income (expense):
Interest expense	(4,623)	(4)	(4,616)	(2)	(14,032)	(2)	(13,804)	(1)
Other income, net	738	1	661	—	1,503	—	(268)	—
Total other expense, net	(3,885)	(3)	(3,955)	(2)	(12,529)	(2)	(14,072)	(1)
Loss before income taxes	(75,083)	(57)	(25,309)	(9)	(110,962)	(16)	(141,001)	(18)
Income tax (benefit) expense	(273)	—	1,780	1	(500)	—	(296)	—
Net loss	$(74,810)	(57)%	$(27,089)	(10)%	$(110,462)	(16)%	$(140,705)	(18)%
Revenue

(camera units and dollars in thousands)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	% Change	2019	2018	% Change
Camera units shipped	479	1,095	(56)%	2,403	2,924	(18)%

Direct channel	$71,737	$133,726	(46)	$318,016	$378,752	(16)
Percentage of revenue	55%	47%		48%	49%
Distribution channel	$59,432	$152,210	(61)	$348,290	$392,207	(11)
Percentage of revenue	45%	53%		52%	51%
Total revenue	$131,169	$285,936	(54)%	$666,306	$770,959	(14)%

Americas	$60,409	$120,061	(50)%	$311,750	$337,111	(8)%
Percentage of revenue	46%	42%		47%	44%
Europe, Middle East and Africa (EMEA)	$49,387	$95,564	(48)	$203,146	$250,016	(19)
Percentage of revenue	38%	33%		30%	32%
Asia and Pacific (APAC)	$21,373	$70,311	(70)	$151,410	$183,832	(18)
Percentage of revenue	16%	25%		23%	24%
Total revenue	$131,169	$285,936	(54)%	$666,306	$770,959	(14)%
The year-over-year decrease in revenue for the third quarter and first nine months of 2019 compared to the same periods in 2018 were primarily attributable to a late stage production delay of the HERO8 Black camera, which pushed shipments of our flagship camera to the fourth quarter of 2019, compared to the third quarter of 2018 when the HERO7 line of cameras was launched. The year-over-year decrease in revenue for the first nine months

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

of 2019 was also attributable to an expected $29.5 million decrease in aerial revenue as we continued to sell through our remaining Karma drone inventory following the announcement of our exit from the aerial business in the first quarter of 2018. Excluding Karma drone and accessory revenue, the average selling price in the third quarter and first nine months of 2019 were $274 and $277, respectively, or an increase of 6% and 8%, respectively, compared to the same periods in 2018. Average selling price is defined as total revenue divided by camera units shipped.
Cost of revenue and gross margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Cost of revenue	$100,426	$190,892	(47)%	$447,851	$539,527	(17)%
Stock-based compensation	448	534	(16)	1,483	1,406	5
Acquisition-related costs	1,863	3,363	(45)	5,954	9,352	(36)
Restructuring costs	—	115	(100)	54	1,357	(96)
Total cost of revenue	$102,737	$194,904	(47)%	$455,342	$551,642	(17)%
Gross margin	21.7%	31.8%		31.7%	28.4%
Gross margin percentage of 21.7% in the third quarter of 2019 decreased from 31.8% in the same period of 2018, or (1,010) bps, reflecting higher sales incentives, (808) bps, and a decrease in HERO7 Black’s camera sales price, (131) bps.
Gross margin percentage of 31.7% in the first nine months of 2019 increased from 28.4% in the same period of 2018, or 330 bps, reflecting lower average camera costs, 262 bps, and a favorable product sales mix, 250 bps, partially offset by higher sales incentives, (169) bps, and slightly higher operational expenses, (66 bps).
Research and development

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Research and development	$30,433	$33,892	(10)%	$96,591	$103,387	(7)%
Stock-based compensation	4,507	4,977	(9)	14,068	14,942	(6)
Restructuring costs	—	2,288	(100)	556	12,032	(95)
Total research and development	$34,940	$41,157	(15)%	$111,215	$130,361	(15)%
Percentage of revenue	26.6%	14.4%		16.7%	16.9%
The year-over-year decrease of $6.2 million, or 15%, in total research and development expense in the third quarter of 2019 compared to 2018 reflected a $3.2 million decrease in depreciation and other supporting overhead expenses, a $2.3 million decrease in restructuring costs and a $1.3 million decrease in consulting and professional services costs, partially offset by a $0.8 million increase in cash-based personnel-related costs.
The year-over-year decrease of $19.1 million, or 15%, in total research and development expense in the first nine months of 2019 compared to 2018 reflected an $11.2 million decrease in restructuring costs, a $5.0 million decrease in cash-based personnel-related costs, and a $4.5 million decrease in depreciation and other supporting overhead expenses, partially offset by a $1.6 million increase in consulting and professional services costs.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Sales and marketing	$46,764	$52,247	(10)%	$141,441	$152,766	(7)%
Stock-based compensation	2,084	2,429	(14)	6,518	7,489	(13)
Restructuring costs	—	1,195	(100)	314	5,042	(94)
Total sales and marketing	$48,848	$55,871	(13)%	$148,273	$165,297	(10)%
Percentage of revenue	37.2%	19.5%		22.3%	21.4%
The year-over-year decrease of $7.0 million, or 13%, in total sales and marketing expenses in the third quarter of 2019 compared to 2018 reflected a $6.3 million decrease in overall advertising and marketing expenses primarily driven by the timing of the launch of the HERO8 Black camera in October 2019 compared to the launch of the HERO7 line of cameras in September 2018, a $1.2 million decrease in restructuring costs, and a $1.0 million decrease in allocated facilities, depreciation and other supporting overhead expenses, partially offset by a $1.5 million increase in consulting and professional services costs.
The year-over-year decrease of $17.0 million, or 10%, in total sales and marketing expenses in the first nine months of 2019 compared to 2018 reflected a $10.6 million decrease in overall advertising and marketing expenses primarily driven by the timing of the launch of the HERO8 Black camera in October 2019 compared to the launch of the HERO7 line of cameras in September 2018, a $4.5 million decrease in restructuring costs, a $2.7 million decrease in allocated facilities, depreciation and other supporting overhead expenses, and a $1.1 million decrease in cash-based personnel-related costs, partially offset by a $2.2 million increase in consulting and professional services costs.
General and administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
General and administrative	$13,112	$12,543	5%	$41,317	$40,156	3%
Stock-based compensation	2,730	2,397	14	8,091	7,334	10
Acquisition-related costs	—	—	—	—	3	(100)
Restructuring costs	—	418	(100)	501	3,095	(84)
Total general and administrative	$15,842	$15,358	3%	$49,909	$50,588	(1)%
Percentage of revenue	12.1%	5.4%		7.5%	6.6%
The year-over-year increase of $0.5 million, or 3%, in total general and administrative expenses in the third quarter of 2019 compared to 2018 reflected a $0.7 million increase in cash-based personnel-related costs, a $0.6 million settlement recognized in 2018, and a $0.5 million increase in allocated facilities and other supporting overhead expenses, partially offset by a $0.9 million decrease in consulting and professional services costs and a $0.4 million decrease in restructuring costs.
The year-over-year decrease of $0.7 million, or 1%, in total general and administrative expenses in the first nine months of 2019 compared to 2018 reflected a $2.4 million decrease in consulting and outside professional service costs and a $2.3 million decrease in restructuring costs, partially offset by a $2.3 million increase in allocated facilities and other supporting overhead expenses, a $0.8 million increase in stock-based compensation, a $0.6 million settlement recognized in 2018, a $0.2 million increase in cash-based personnel-related costs and a $0.2 million increase in bad debt expense.
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
First quarter 2017 restructuring plan. On March 15, 2017, we approved a restructuring plan that provided for a reduction of our workforce by approximately 17% and the consolidation of certain leased office facilities. Under the first quarter 2017 restructuring plan, we recorded restructuring charges of $23.1 million, including $10.3 million related to severance and $12.8 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring plan were substantially completed by the fourth quarter of 2017.
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
See Note 10 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements.
Other income (expense)

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Interest expense	$(4,623)	$(4,616)	—%	$(14,032)	$(13,804)	2%
Other income (expense), net	738	661	12	1,503	(268)	(661)
Total other expense, net	$(3,885)	$(3,955)	(2)%	$(12,529)	$(14,072)	(11)%
Total other expense, net, decreased $0.1 million and $1.5 million in the third quarter and first nine months of 2019, respectively, compared to the same periods in 2018, primarily due to net foreign exchange rate-based transaction gains.
Income taxes

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2019	2018	% Change	2019	2018	% Change
Income tax (benefit) expense	$(273)	$1,780	(115)%	$(500)	$(296)	69%
Effective tax rate	0.4%	(7.0)%		0.5%	0.2%
We recorded an income tax benefit of $0.3 million for the three months ended September 30, 2019 on a pre-tax net loss of $75.1 million, which resulted in an effective tax rate of 0.4%. Our income tax benefit for the three months ended September 30, 2019 was principally composed of $0.3 million of tax expenses incurred on pre-tax income, and discrete items that included a $1.6 million of net non-deductible equity tax expense for employee stock-based compensation, $0.3 million of tax benefit relating to foreign provision to income tax returns adjustments and a $0.4 million tax benefit for other items, partially offset by a net decrease in the valuation allowance of $1.5 million. We recorded an income tax benefit of $0.5 million for the nine months ended September 30, 2019 on a pre-tax net loss of $111.0 million, which resulted in an effective tax rate of 0.5%. Our income tax benefit for the nine months ended September 30, 2019 was primarily composed of $1.2 million of tax expense incurred on pre-tax income, and discrete items that included $1.2 million of tax benefit relating to foreign provision to income tax returns adjustments, $0.7 million of net non-deductible equity tax expense for employee stock-based compensation, $0.5 million of tax benefits relating to restructuring charges, and $0.3 million of tax benefits for the release of uncertain tax positions primarily attributable to the expiration of tax statute of limitations, partially offset by a $0.2 million net decrease in the valuation allowance and a $0.2 million tax benefit related to other items. Further, while we incurred pre-tax losses in the United States, we do not expect to recognize any tax

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

benefits on these pre-tax losses in the United States due to a full valuation allowance recorded against our United States deferred tax assets.
At September 30, 2019 and December 31, 2018, our gross unrecognized tax benefits were $31.5 million and $32.6 million, respectively. If recognized, $17.1 million of these unrecognized tax benefits (net of United States federal benefit) at September 30, 2019 would reduce income tax expense after considering the impact of the change in the valuation allowance in the United States. A material portion of our gross unrecognized tax benefits, if recognized, would increase our net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding transfer pricing positions and tax positions based on our interpretation of certain United States trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. Although the completion, settlement and closure of any audits is uncertain, it is reasonably possible that the total amount of unrecognized tax benefits may change in a range of up to $5.0 million within the next 12 months. However, given the number of years remaining that are subject to examination, the range of the reasonably possible change cannot be estimated reliably beyond the next 12 months. See Note 7 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.
Future changes in our forecast annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods.

Liquidity and Capital Resources
The following table presents selected financial information as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$43,016	$152,095
Marketable securities	35,960	45,417
Total cash, cash equivalents and marketable securities	$78,976	$197,512
Percentage of total assets	11%	28%
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
As of September 30, 2019, our cash, cash equivalents and marketable securities of $79.0 million reflected a decrease of $118.5 million, or 60.0%, compared to December 31, 2018. The decrease was primarily due to the late stage production delay related to HERO8 Black, resulting in a production and sales shift from the third quarter to the fourth quarter of 2019. The decrease is additionally due to payments on accounts payable, primarily related to inventory purchases and personnel-related costs. As of September 30, 2019, $12.0 million of cash was held by our foreign subsidiaries.
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
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2019	2018	% Change
Net cash provided by (used in):
Operating activities	$(112,695)	$(90,847)	24%
Investing activities	$3,681	$31,900	(88)%
Financing activities	$(224)	$(257)	(13)%
Cash flows from operating activities
Cash used in operating activities of $112.7 million for the nine months ended September 30, 2019 was primarily attributable to an adjusted net loss of $47.2 million (net loss of $110.5 million adjusted for non-cash expenses of

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

$63.3 million) and a net cash outflow of $65.5 million from changes in operating asset and liabilities. Cash outflows related to operating assets and liabilities consisted primarily of a $133.6 million increase in inventory, partially offset by a $57.2 million decrease in accounts receivable, an $8.1 million decrease in prepaid expenses and other assets, and a $6.5 million increase in accounts payable and other liabilities due to payments related to inventory.
Cash flows from investing activities
Our primary investing activities for the nine months ended September 30, 2019 consisted of purchases and maturities of marketable securities and purchases of property and equipment. Cash provided by investing activities was $3.7 million in the first nine months of 2019 resulting from maturities and sales of marketable securities of $53.6 million, partially offset by purchases of marketable securities of $43.6 million and net purchases of property and equipment of $6.3 million.
Cash flows from financing activities
Our primary financing activities for the nine months ended September 30, 2019 consisted of the issuance of equity securities under our common stock plans. Cash used in financing activities was $0.2 million in the first nine months of 2019 resulting from $5.8 million in tax payments for net RSU settlements, partially offset by $5.6 million received from stock purchases made through our employee stock purchase plan and employee stock option exercises.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended
(in thousands)	September 30, 2019	June 30, 2019	September 30, 2018
Net loss	$(74,810)	$(11,287)	$(27,089)
Income tax (benefit) expense	(273)	(605)	1,780
Interest expense, net	4,278	4,479	4,297
Depreciation and amortization	6,421	6,552	9,693
POP display amortization	1,900	2,007	3,171
Stock-based compensation	9,769	10,606	10,337
Restructuring and other costs	—	1,864	4,016
Adjusted EBITDA	$(52,715)	$13,616	$6,205
The following table presents a reconciliation of net loss to non-GAAP net loss:

	Three months ended
(in thousands, except per share data)	September 30, 2019	June 30, 2019	September 30, 2018
Net loss	$(74,810)	$(11,287)	$(27,089)
Stock-based compensation	9,769	10,606	10,337
Acquisition-related costs	1,863	2,009	3,363
Restructuring and other costs	—	1,864	4,016
Non-cash interest expense	2,255	2,236	2,036
Income tax adjustments	(342)	(1,235)	1,279
Non-GAAP net income (loss)	$(61,265)	$4,193	$(6,058)
Non-GAAP income (loss) per share	$(0.42)	$0.03	$(0.04)

Shares for diluted net income (loss) per share	145,617	146,224	140,072

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
There have been no material changes to our market risk during the nine months ended September 30, 2019. Refer to our market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2018 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of September 30, 2019. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Shareholder class action lawsuits
On November 16, 2016, a purported shareholder class action lawsuit (the 2016 Shareholder Class Action) was filed in the United States District Court for the Northern District of California against the Company and Mr. Woodman, our Chairman and CEO, Brian McGee, our CFO, and Anthony Bates, our former President (Defendants). The complaint purports to bring suit on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 4, 2016. The complaint purports to allege that Defendants made false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seeks unspecified compensatory damages, fees and costs. On February 6, 2017, the court appointed lead plaintiff and lead counsel. On March 14, 2017, the lead plaintiff filed an amended complaint against the Company and certain of its officers (GoPro Defendants) on behalf of shareholders who purchased the Company’s publicly traded securities between September 19, 2016 and November 8, 2016. On April 13, 2017, the GoPro Defendants filed a motion to dismiss the amended complaint. On July 26, 2017, the court denied that motion and directed the plaintiff to amend its complaint to add all defendants the plaintiff intended to sue. On August 4, 2017, the plaintiff filed a second amended complaint, which Defendants answered on September 8, 2017. On September 11, 2018, the parties participated in a mediation session and following the mediation, reached an agreement in principle to settle the action. On April 26, 2019, the Court issued an order granting the lead plaintiff’s motion for preliminary approval of the settlement. The settlement, which received final approval of the Court on September 20, 2019, was funded entirely by the Company’s insurance carriers.
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
On July 30, 2018, the Company received a letter (the De Nicola Demand) purportedly sent on behalf of six shareholders, Giuseppe De Nicola, Junhee Lee, Alessandro Lobascio, Enechi Abolle, Joubin Hanaie, and Reid Nelson, alleging that between 2016 and 2018, the Company’s directors and officers made false and misleading statements about the Company’s business, operations and prospects. On September 4, 2018, and while the Company was still evaluating the De Nicola Demand, three of the shareholders filed an action in California Superior Court, County of San Mateo (the De Nicola California Action). The De Nicola California Action was a derivative action against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The complaint alleged that GoPro’s board wrongfully refused the De Nicola Demand and asserted causes of action against the individual defendants for breach of fiduciary duty, unjust enrichment, waste and insider selling based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Action. The plaintiffs sought corporate reforms, disgorgement of profits from stock sales, and fees and costs. On January 31, 2019, the plaintiffs filed a motion requesting voluntary dismissal of the De Nicola California Action without prejudice. On March 19, 2019, the Court granted the plaintiffs’ motion to voluntarily dismiss the De Nicola California Action without prejudice. While the motion to dismiss the De Nicola California Action was pending, on February 15, 2019, the same three shareholders filed an identical action in Delaware Court of Chancery (the De Nicola Delaware Action). Defendants filed a motion to dismiss the complaint on June 7, 2019, and on August 27, 2019, the plaintiffs filed an amended complaint. The defendants filed a motion to dismiss the amended complaint on September 10, 2019. On November 4, 2019, the parties stipulated to stay the De Nicola Delaware Action pending final resolution of defendants’ motion to dismiss in the Consolidated Delaware Derivative Action.
On October 30, 2018 and November 7, 2018, two purported shareholder derivative lawsuits (the Delaware Derivative Actions) were filed in the Delaware Court of Chancery against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The Delaware Derivative Actions are based on allegations similar to those in both the 2016 Shareholder Class Action and the 2018 Shareholder Class Actions and assert causes of action against the individual defendants for breach of fiduciary duty and insider selling. The plaintiffs seek, among other things, corporate reforms, disgorgement of profits from stock sales, and fees and costs. On December 3, 2018, the court consolidated the Delaware Derivative Actions (the Consolidated Delaware Derivative Action). The defendants filed a motion to dismiss the complaint in the Consolidated Delaware Derivative Action on May 2, 2019. A hearing on the defendants’ motion to dismiss is set for February 5, 2020.
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
In addition, we incurred substantial operating losses of $98.4 million and $126.9 million for the first nine months of 2019 and 2018, respectively. We also incurred a substantial operating loss of $94.0 million, $163.5 million and $373.0 million for the full year 2018, 2017 and 2016, respectively, as compared to operating income of $54.7 million for 2015. Lower levels of revenue or higher levels of operating expense in future periods may result in additional losses or limited profitability. In the first quarter of 2018, we implemented a company-wide restructuring of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on our core camera, cloud and software, and services businesses. We previously implemented company-wide restructurings in the first and fourth quarters of 2016, and the first quarter of 2017, in order to focus our resources on our hardware and integrated storytelling solutions, and the consolidation of certain leased office facilities. We may not continue to realize the cost savings expected from these actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our 2018 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.

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
We plan to further build upon our integrated storytelling solutions, such as the GoPro app, the HERO8 camera, MAX 360 spherical and GoPro Plus subscription solution in future periods, and our investments in these products and solutions, including marketing and advertising expenses, may not successfully drive increased sales of our products and our users may not adopt our new offerings. If we are not successful in broadening our user base to reach more of our core customers with our integrated solutions, our future revenue growth will be negatively affected, and we may not recognize benefits from our investments in the various components of our storytelling solutions, and the marketing, sales and advertising costs to promote our solution.
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
We depend on sales of our cameras, mounts and accessories for substantially all of our revenue, and any decrease in the sales or change in sales mix of these products could harm our business.
We expect to derive the substantial majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future. A decline in the price or unit demand for these products, whether due to macroeconomic conditions including variable tariff rates, competition or otherwise, or our inability to increase sales of these products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our HERO camera line or MAX 360 spherical camera, or our inability to increase sales of these products, could materially harm our business and operating results. Further, any delays or issues with our new product launches could have a material adverse effect on our business, financial condition and results of operations.
While we have developed and released products and services to add to our offerings, we may not be successful in achieving future revenue growth driven by newly released products and services. For example, we promoted GoPro Plus, our subscription service in connection with our HERO8, HERO7 and MAX camera lineup, to allow consumers to auto upload content to the cloud and make edits with our Quik storytelling solution in the GoPro app. If all the components of the storytelling solutions do not work together seamlessly or our users do not adopt them, they may not drive camera sales and our operating results could be adversely affected. In addition, we continue to expend resources to develop a solution for editing and sharing software to deliver and experience spherical content. If the software does not function as expected or users do not adopt our solution, sales of our spherical camera may be negatively affected. We cannot be assured that our investments in the development of software-related products and services will result in either increased revenue or profit. Changes in product mix may harm our financial results. If there is a shift in consumer demand from our higher-priced to lower-priced cameras without a corresponding increase in units sold, our revenues and gross profit could decrease and losses could result.
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
In particular, for our camera designs, we incorporate image processors, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 image signal processor from Socionext, Inc. in our HERO8 and HERO7 Black cameras and rely on Socionext as the primary supplier of our processors. If other suppliers of image processors become more advanced in performance or more competitive in cost, we may be placed at a disadvantage and not be able to continue improving our product performance as quickly or as competitively as planned. We do not currently have alternative suppliers for several key components. In addition, our products also require passive components such as resistors and multi-layer ceramic capacitors which are experiencing supply shortages and lengthening lead-times within the consumer electronics industry and may impact our supply chain. In the event that any of our key suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.
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
Since 2016, we have implemented four global reductions-in-force and other restructuring actions to reduce our operating expenses. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions could have an adverse effect on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer.
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
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2018, demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 33%, 28% and 46% of our 2018, 2017 and 2016 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, product mix, charges incurred against new products to support promotional activities, pricing pressures, supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly. Furthermore, our customers may adjust their purchasing habits as a result of external events such as tariff avoidance or tariff impact that could result in a lower predictability of revenue. In addition, we typically experience lower revenue in the first half of the year. For example, revenue of $535.1 million for the first half of 2019 decreased $128.2 million, or 19%, sequentially from $663.3 million in the last half of 2018. First half revenue comprised 42%, 44% and 34% of our annual 2018, 2017 and 2016 revenue, respectively.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located in China and Mexico to manufacture our products. Our contract manufacturer locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions. Additionally, the current United States administration continues to signal that it may continue to alter trade agreements and terms between China and the United States, including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the United States. The Office of the United States Trade Representative (USTR) recently identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. Any announcement by the USTR to impose tariffs on GoPro cameras could have a material adverse effect on our United States bound production, business and results of our United States operations. If these duties are imposed on our cameras, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations. Beginning in the second half of 2019, we shifted most of our United States bound camera production from China to Mexico. Shifting United States bound camera production to Mexico may not be successful due to the timing of implementing changes such as recreating a new supply chain and identifying substitute components in new manufacturing locations, and we may not be successful in reducing our costs, or off-setting the impact of tariffs due to other potential tariffs. Additionally, we may not succeed at lowering potential tariff rates on United States bound production manufactured in Mexico due to the ongoing negotiations and congressional confirmation of the United States Mexico Canada Agreement. Sales of our products in China are material to our business and represent a significant portion of our revenue. This revenue stream from China is at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our products or imposes any other export restrictions on our products.
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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2018 and 2017 and, as of September 30, 2019, we had an accumulated deficit of $679.6 million. Beginning in March 2016 through the first quarter of 2018, we implemented global reductions-in-force and other restructuring actions to reduce our operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions. Aggregate charges for employee terminations and the timing to recognize these charges and other costs associated with the restructuring, including the estimates of related cash expenditures made in connection with the restructuring, may exceed estimated and disclosed amounts and may not lead to improvements in results of operations at expected levels.

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
The GoPro Plus and GoPro app platforms are complex and may not always perform as intended due to outages of our systems or defects affecting our services. System outages could be disruptive to our business and damage the reputation of our services and result in potential loss of revenue. Significant defects affecting our services may be found following the introduction of new software or enhancements to existing software or in software implementations in varied information technology environments. Internal quality assurance testing and end-user testing may reveal service performance issues or desirable feature enhancements that could lead us to reallocate service development resources or postpone the release of new versions of our software. The reallocation of resources or any postponement could cause delays in the development and release of future enhancements to our currently available software, damage the reputation of our services in the marketplace and result in potential loss of revenue. Although we attempt to resolve all errors that we believe would be considered serious by our partners and customers, the software powering our services is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our channel partners and consumers. System disruptions and defects in our services could result in lost revenue, delays in customer deployment, or legal claims and could be detrimental to our reputation.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, in June 2018, California passed the California Consumer Privacy Act (CCPA) which provides new data privacy rights for consumers and new operational requirements for companies effective in January 2020. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the recently adopted General Data Protection Regulation (GDPR) which imposes more stringent EU data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Compliance with the new obligations imposed by the GDPR depends in part on how particular regulators interpret and apply them. If we fail to comply with the GDPR or if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to 4% of our worldwide annual revenue. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
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
Our sales through GoPro.com represent an increasing percentage of our revenue. GoPro.com represented more than 10% of revenue in the third quarter of 2019. Any system interruptions or delays to our e-commerce business could cause potential consumers to fail to purchase our products and could harm our reputation and brand. The operation of our direct to consumer e-commerce business through gopro.com depends on the ability to maintain the efficient and uninterrupted operation of online order-taking and fulfillment operations. Our e-commerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the computer systems that operate our website and related support systems, such as system failures, viruses, cyberattacks, computer hackers and similar disruptions. If we or our designated third-party contractors are unable to maintain and upgrade our e-commerce website or if we encounter system interruptions or delays, our operating results could be adversely affected.
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
We rely on third-party distribution facilities and logistics operators for substantially all of our product distribution to distributors and directly to retailers. Our distribution facilities include computer controlled and automated equipment, which means their operations may be vulnerable to computer viruses or other security risks, the proper operation of software and hardware, electronic or power interruptions or other system failures. Further, because substantially all of our products are distributed from only a few locations and by a small number of companies, our operations could be interrupted by labor difficulties, extreme or severe weather conditions, cyber-attacks, or floods, fires or other natural disasters near our distribution centers, or port shutdowns or other transportation-related interruptions, including security breaches, along our distribution routes. Additionally, we use one primary supplier for the third-party distribution and if this supplier were to experience financial difficulties, cyber-attacks, or other types of interruption it could adversely affect our business.
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
We offer GoPro Plus, our subscription offering, which has a camera replacement benefit as part of the monthly or yearly subscription, which is available in the United States and internationally. Accidental damage coverage, extended warranties and other camera replacement benefits are regulated in the United States on a state level and are treated differently by each state. Additionally, outside the United States, regulations for camera replacement benefits vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties, accidental damage coverage or camera replacement benefits on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer GoPro Plus in compliance with any similar laws adopted in other jurisdictions. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, located primarily in China and Mexico to manufacture our products. We cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. We also rely on a number of supply chain partners to whom we outsource activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. Our supply chain partners are located in China, Czech Republic, Hong Kong, Mexico, Netherlands, Singapore and a number of other countries in Europe and the Asia Pacific region. Our manufacturers and supply chain partners may experience disruptions in their operations due to equipment breakdowns, adding lines in a different country, labor strikes or shortages, transportation security vulnerabilities, natural disasters, component or material shortages, cyber-attacks, cost increases or other similar problems. Further, in order to minimize their inventory risk, our manufacturers might not order components from third-party suppliers with adequate lead time, thereby affecting our ability to meet our demand forecast. Therefore, if we fail to manage our relationship with our manufacturers and supply chain partners effectively, or if they experience operational difficulties, our ability to ship products to our retailers and distributors could be impaired and our competitive position and reputation could be harmed.
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
While we have determined that our internal control over financial reporting was effective as of September 30, 2019, we must continue to monitor and assess our internal control over financial reporting. Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected.
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
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, threat of fire, act of terrorism or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations including China, Hong Kong, Japan, Mexico, Netherlands, Singapore, Taiwan and the United States. Political instability or catastrophic events in any of those countries could adversely affect our business in the future, our financial condition and operating results.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $3.82 to $93.85 per share through September 30, 2019. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 69.5% of the voting power of our outstanding capital stock as of September 30, 2019 with Mr. Woodman, our Chairman and CEO, holding approximately 69.4% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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

GoPro, Inc.
(Registrant)

Dated:	November 7, 2019	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	November 7, 2019	By: /s/ Brian McGee
Brian McGee Chief Financial Officer (Principal Financial Officer)