Form 10-K
period 2019-12-31
GoPro, Inc.
filed 2020-02-14
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.    Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☑                        Smaller reporting company        ☐
Accelerated filer             ☐                        Emerging growth company        ☐
Non-accelerated filer        ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $677,709,000 based upon the closing price reported for such date on The Nasdaq Global Select Market.
As of January 31, 2020, 127,099,096 and 28,896,866 shares of Class A and Class B common stock were outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K.

Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

GoPro, Inc.

PART I
Special note regarding forward-looking statements
This Annual Report on Form 10-K of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified under Item 1A Risk Factors. Forward-looking statements include plans to expand and improve product offerings in Item 1 Business and other sections of this Annual Report on Form 10-K, projections of results of operations, and any discussion of the trends and other factors that drive our business and future results in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Annual Report on Form 10-K including but not limited to Item 1A Risk Factors. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Annual Report on Form 10-K to reflect future events or developments.
Item 1. Business
Overview
GoPro helps its consumers capture and share their experiences in immersive and exciting ways. Our cameras, mountable and wearable accessories, and subscription services have generated substantially all of our revenue. We sell our products globally through retailers, distributors and on gopro.com.
Our product offerings include the following:

•
HERO8 Black is our flagship camera launched in the Fall of 2019, featuring enhanced HyperSmooth 2.0 image stabilization, TimeWarp Video 2.0, built-in mounting, live streaming, cloud connectivity, voice control, improved audio and touch display. HyperSmooth 2.0 image stabilization includes dramatically improved pitch axis stabilization, a new Boost mode for absolute maximum stabilization, and powerful in-app horizon leveling that provides gimbal-like stability. TimeWarp Video 2.0 automatically applies a high-speed, ‘magic-carpet-ride’ effect to videos, while live streaming enables users to share content in real time to Facebook, Twitch, YouTube, Vimeo and other social media platforms. Our HERO8 Black camera is powered by GoPro’s custom designed GP1 processor and is the most powerful and performance featured GoPro camera to date. We also introduced three new accessories for the HERO8 Black camera, called Mods, which enables users to transform their HERO8 Black camera into a production powerhouse. The Media Mod delivers shotgun-mic performance with an integrated directional microphone, the Light Mod illuminates a scene and the Display Mod allows users to perfectly frame themselves during self-capture. We also continue to offer our HERO7 Black and HERO7 Silver cameras which were launched in the Fall of 2018. Our cameras are compatible with our ecosystem of mountable and wearable accessories, and feature automatic uploading capabilities for photos and videos to GoPro Plus, our subscription service.

•
MAX is our newest 360-degree waterproof camera launched in the Fall of 2019, featuring MAX HyperSmooth image stabilization, 360-degree MAX TimeWarp Video, MAX SuperView, PowerPano, built-in mounting, high-quality audio, live streaming, voice control and a front facing touch display. MAX HyperSmooth provides the highest performance video stabilization yet, while MAX SuperView provides the widest field of view ever from a GoPro camera. PowerPano allows users to capture a 6.2mp, 270-degree panoramic photo with the push of a button and creates an artifact-free shot of action or movement. Our MAX camera features six built-in microphones that allows users to capture immersive 360-degree audio, directional audio for vlogging and the best stereo sound ever from a GoPro.

•
GoPro Plus is our subscription service that provides a camera protection plan and enables subscribers to easily access, edit and share content. GoPro Plus includes unlimited cloud storage supporting source video and photo quality, as well as discounts on accessories, camera replacement and damage protection. Our HERO5 Black and newer cameras can automatically upload photos and videos to a subscriber’s GoPro Plus account at the highest possible quality.

•
GoPro App is a mobile app that seamlessly uploads a user’s GoPro photos and video clips to a smartphone. Our GoPro app now incorporates a video editing solution, which includes an improved multi-clip workflow that enables the GoPro app to better identify meaningful moments in users footage, and suggest story compilations of photos and videos. In addition, the GoPro app allows users to mix and match filters for a highly-customizable editing experience and offers an expanded library of soundtracks and support.

We also offer a full ecosystem of mountable and wearable accessories. See Products for additional information.
We believe our investments in hardware, cloud and mobile solutions have yielded a solid foundational experience for consumers that we will continue to build upon in 2020.
Our strategy
Helping our consumers capture and share their experiences in immersive and exciting ways is at the core of our business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. When consumers use our products and services, they often generate and share content that increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth will be driven by the introduction of new cameras, accessories, subscription offerings and GoPro app monetization. We believe new or improved camera features drive a replacement cycle among existing users and attract new users. Additionally, our goal to expand our total addressable market will be through the monetization of a new GoPro app experience that we believe addresses widespread pain points that anyone with a smartphone or GoPro faces. Key components of our 2020 strategy and beyond include the following:
Strengthen our Core Business. We plan to focus on our target consumers, identify new consumer segments, and deliver high-value, high-margin products to strengthen our core business. Our continued commitment and investment in consumer research and analytics is fundamental to our strategy, and will help us design better products and services for our consumers. We believe that extending GoPro’s brand and products will solve problems for a broader set of consumers. We plan to further leverage analytics and integrate a deeper understanding of our most important consumer segments and new consumer segments across the business to optimize the next generation of our products and go-to-market strategies. Additionally, we will seek to leverage our brand strength and product expertise to drive a hardware upgrade cycle for our consumers, opportunistically enter complementary new device categories, and continue to develop cameras.
Maximize our Direct Business. We see an opportunity to increase our direct business, which includes gopro.com, and direct to retailer sales, which are typically higher gross margin sales than our distribution business. As gopro.com represents a growing percentage of our direct business and revenue, we also expect to grow our gross margins. We will focus on scaling our direct business to improve the customer experience on gopro.com and within our retail channel, and as a result, we expect these efforts will also allow us to improve our operating results.
Grow Digital Service and Subscription Offerings. We plan to maximize the experience for GoPro camera owners and extend our software solutions to smartphone owners, thereby expanding our total addressable market. We believe eliminating the pain points involved in managing content, and producing and sharing immersive experiences delivers on the promise of the GoPro experience for our target consumer. Our HERO5 and newer cameras, GoPro Plus, and apps work together to enable an ecosystem that allows users to capture, edit and share experiences, and easily back-up content in the cloud. In 2019, we continued to advance and simplify the mobile experience for our consumers, incorporating a video editing solution into the GoPro app for a simplified one-app experience, and intend to continue to scale the relevance and functionality of the GoPro app to appeal to not just GoPro camera owners but to smartphone owners as well.

Improve Efficiency and Reliability. We will continue to focus on strengthening our operational excellence to ensure reliability and predictability. We expect to operate at a similar operating expense level in 2020 from 2019, with a focus on awareness, demand generation, our future roadmap, and a continued commitment to insights and analytics to better manage and improve the predictability of our business. Our future success will depend, in part, upon our ability to manage our operating expenses effectively. Since the fourth quarter of 2016, we implemented three company-wide restructurings of our business resulting in a reduction in our global workforce, the elimination of several high-cost initiatives (including the closure of our aerial products business) and the consolidation of certain leased office facilities, in order to focus our resources on our cameras and accessories, cloud and service businesses. (See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding restructuring charges in 2019, 2018 and 2017.)
Empower our People: Deepen our Talent Development, Culture and Commitment. In every area of our company, we aspire to retain employees committed to growing GoPro through great ideas and innovation. We plan to do this by leveraging our strong brand recognition, unique culture, competitive compensation and benefits, and our strong commitment to our Diversity, Inclusion and Belonging initiative. GoPro’s culture has been central to our ability to attract top talent. The hallmark of the GoPro employment brand is a closely-knit community, referred to as the GoPro Family, who work collaboratively in a lively workplace and are supported by competitive compensation and benefits, growth opportunities and engaging programs to support professional development.
Products
Cameras. We offer a good-better-best camera line-up that includes our cloud connected HERO7 Silver, HERO7 Black and HERO8 Black cameras. We also offer MAX, our newest waterproof 360-degree camera. HERO7 Silver, HERO7 Black, HERO8 Black and MAX cameras are durable, waterproof (without a housing), come with select mounting accessories, and have built-in Wi-Fi and Bluetooth providing connectivity with a mobile device to enable remote control, content viewing, editing and sharing functionality. Our HERO8 Black and HERO7 Black cameras can shoot video in 4K at 60 frames per second, while our HERO7 Silver camera can shoot video in 4K at 30 frames per second. MAX captures video in 360-degrees at 6K resolution and stitches to 5.6K. All of our current cameras feature multi-language voice and contextual control, electronic image stabilization, a simplified user experience, and the ability to auto-upload photos and videos to GoPro Plus via Wi-Fi for easy access and editing with our app. HERO8 Black, HERO7 Black, HERO7 Silver and MAX also feature GPS and additional sensors that capture location, elevation, speed and G-force loads.
Mounts and accessories. We offer a wide range of mounts and accessories, either bundled with a camera or sold separately, that enhance the functionality and versatility of our products, and enable our consumers to capture their experiences during a variety of activities or moments from different viewpoints. Our equipment-based mounts include three Mods which allows users to transform their HERO8 Black camera into a production powerhouse. The Media Mod delivers shotgun-mic performance with an integrated directional microphone, the Light Mod illuminates a scene and the Display Mod allows users to perfectly frame themselves during self-capture. Other equipment-based mounts include helmet, handlebar, roll bar and tripod mounts. Our 3-way mount is a 3-in-1 mount that can be used as a camera grip, extension arm or tripod, and our floating mounts such as the Handler, and Bite Mount + Floaty, allow our cameras to float in water. We also enable consumers to wear mounts on their bodies with the use of our magnetic swivel clip, wrist housing, chest harness and head strap. Additionally, we offer colored camera sleeves, spare batteries, dive filters and charging accessories and cables to connect our GoPro cameras to computers, laptops and television monitors. Our accessories expand the features, versatility and convenience of our cameras.
Applications. We offer mobile and desktop applications to all consumers at no charge that provide a complete media workflow for downloading, editing, multi-clip story creation, and sharing content on the fly using a smartphone or desktop. Additionally, the GoPro applications seamlessly integrate a user’s GoPro into the media workflow by allowing remote control of the camera using a smartphone for camera content capture and offload. Using a GoPro MAX or Fusion, the GoPro applications enable creating, editing and sharing 360-degree camera content and enables users to re-frame the 360-degree camera content to save traditional fixed-perspective videos. The GoPro app now incorporates a video editing solution to better identify meaningful moments in users footage and suggest story compilations of photos and videos. In addition, the GoPro app allows users to mix and match filters for a highly-customizable editing experience and offers an expanded library of soundtracks and support.
Services. GoPro Plus is a subscription service that offers a range of benefits to our consumers, including damage protection, camera replacement, on-the-go access to a user’s photos and videos, storage of unlimited photos and videos, editing and sharing capabilities using a smartphone and the GoPro app, an expanded library of soundtracks, premium support, and exclusive discounts on mounts and accessories. We had more than 334,000 paying subscribers as of January 31, 2020. Revenue earned to date from GoPro Plus was not material to our results.
Seasonality
Historically, we have experienced our highest levels of revenue in the fourth quarter of the year, coinciding with the holiday shopping season, particularly in the United States and Europe. While we aim to reduce the impact of fourth quarter seasonality on full year performance, timely and effective product introductions and forecasting, whether just prior to the holiday season or otherwise, are critical to our operations and financial performance.
Segment information and geographic data
We operate as one reportable segment. Financial information about geographic areas is presented in Note 10 Concentrations of risk and geographic information, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
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

Manufacturing, logistics and fulfillment
Our products are designed and developed in the United States, France, China and Romania, and a significant majority of our manufacturing is outsourced to contract manufacturers located in China, Mexico, Japan and Malaysia. In 2019, we moved most of our United States bound camera production from China to Mexico, a change catalyzed by tariff-related concerns. We believe that using outsourced manufacturing enables greater scale and flexibility than establishing our own manufacturing facilities. Several key strategic parts are purchased from suppliers by us and then consigned to our manufacturers, while the vast majority of parts are procured directly by our contract manufacturers. Our strategic commodities team manages the pricing and supply of the key components of our cameras, including digital signal processors, sensors and lenses, and we leverage their expertise to achieve competitive pricing on the largest value-add components and leverage our contract manufacturers’ volume purchases for best pricing on common parts.
We have third-party facilities in China and Mexico for final pack-out of our finished products. These finished products are shipped to fulfillment centers in California, Kentucky, Netherlands, Hong Kong and Singapore that deliver our products to our customers.
Sales channels and customers
We offer our products in over 30,000 retail outlets and in over 100 countries through our direct sales channel and indirectly through our distribution channel. In 2019 and 2018, our direct sales accounted for 46% and 48% of our revenue, respectively, of which, revenue from gopro.com represented 23% and 16% of our direct sales revenue, respectively, and our distributors accounted for 54% and 52% of our revenue, respectively.
Direct sales
We sell directly to most of our retailers in the United States, some of our retailers in Europe and to consumers worldwide through our e-commerce channel.
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
E-commerce channel. We sell our full line of products to consumers worldwide through our online store at gopro.com, which we market through online and offline advertising. Sales through gopro.com were more than 10% of our total revenue for 2019 and less than 10% of our total revenue for 2018 and 2017.
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

In-store merchandising
Our in-store merchandising strategy focuses on our iconic GoPro-branded, video-enabled point of purchase (POP) merchandising displays that are located in nearly all retail outlets where our products are sold. These displays showcase GoPro videos and present our product ecosystem in a customer-friendly manner. Our larger retailers help us represent a broader range of GoPro products due to their in-store deployment of our larger and custom POP displays. We have been successful working with our retailers to further expand the footprint of our POP displays within existing stores. As of December 31, 2019 and 2018, we had approximately 29,000 POP displays in retail outlets worldwide.
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
Consumer marketing. Social media plays an important role in our consumer marketing strategy. Our consumers capture and share personal GoPro content on social media and content sharing platforms like Facebook, Instagram, TikTok, Twitter, Vimeo and YouTube. In 2019, we gained 4.3 million new followers to our social accounts for a lifetime total of 42.8 million followers. Of the 4.3 million new followers on our social accounts, 2.4 million were on Instagram, resulting in a lifetime total of 19.1 million on Instagram. To date, we have reached 1.4 billion views of content tagged #GoPro on TikTok and more than 2.4 billion views on GoPro’s YouTube channel. We also integrate user-generated content and GoPro originally produced content into advertising campaigns across various platforms including print, online, billboards and other out of home advertising, and at consumer and trade facing events. This content also supports our in-store channel marketing efforts, appearing on our POP displays and other in-store marketing materials. We continue to believe GoPro content remains a significant asset that builds awareness for our brand and products.
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
We compete against established, well-known camera manufacturers such as Canon Inc. and Nikon Corporation, as well as large, diversified electronics companies such as, Samsung Electronics Co. and Sony Corporation and specialty companies such as Garmin Ltd., the Ricoh Company, Ltd., Shenzhen Arashi Vision Co., Ltd. and SZ DJI Technology Co., Ltd. We believe we compete favorably with these companies’ products. Our durable and versatile product design facilitates increased functionality and wearability and we offer a variety of mounts and other accessories that enable a wide range of consumer use cases that are difficult for other competing products to address. Further, we offer many professional-grade features within our camera and 360-degree camera product offerings at attractive consumer price points, including our HyperSmooth 2.0 which provides pitch axis stabilization, in-app horizon leveling that provides a gimbal-like effect, super high-resolution video capability, voice control features, and for our 360 experience, OverCapture, which allows a MAX user to capture content from every angle. We also provide users with a suite of free mobile and desktop applications that enhance the overall GoPro experience. Moreover, we believe we have achieved significant brand recognition in our target vertical markets. We believe our years of experience working with active and influential consumers contributes to our ability to develop attractive products and establishes the authenticity of our brand, thereby differentiating us from current and potential competitors.
Smartphones and tablets with photo and video functionality have significantly displaced the market for traditional camera sales, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our GoPro app, GoPro Plus service and Quik desktop editing application may not be as compelling a solution as those offered by other companies, such as Apple, Inc. and Google, although the GoPro app supports content from other platforms including content from iOS and Android. Also, it is possible that, in the future, the manufacturers of such devices, such as Apple, Google and Samsung, may continue to design their products for use in a range of conditions, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours. In addition, new companies may emerge and offer competitive products directly in our category.
Intellectual property
Intellectual property is an important aspect of our business, and our practice is to seek protection for our intellectual property as appropriate. Our trademarks, including “GOPRO,” “HERO” and the GoPro logos, among others, are a critical component of the value of our business. In addition, we hold many issued and pending utility and design patents for innovations that help our consumers capture, create and share their content using our cameras, mounts, accessories and software. Our patents cover areas that include physical structures, image processing, operational firmware and software, post-processing software, distribution software, mount and accessory structures, as well as the ornamental aspects of our hardware and software products. As of December 31, 2019, we had approximately 682 issued patents and 441 patent applications pending in the United States, and 314 corresponding issued patents and 193 patent applications pending in foreign countries. Our issued United States patents will expire approximately between 2022 and 2041 and our issued foreign patents will expire approximately between 2024 and 2039. We cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantage or will not be challenged by third parties. We continually review our development efforts to assess our innovations, including their patentability. We take active measures to protect our intellectual property against unauthorized third-party use, including misuse of our patents, copyrights, trademarks and other proprietary rights.
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
Employees
As of December 31, 2019, we had 926 employees. None of our employees are currently covered by a collective bargaining agreement, and we have experienced no work stoppages.
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
We have registered and applied to register a number of trademarks with the United States Patent and Trademark Office and the trademark offices of other countries including “GOPRO,” “HERO” and the GoPro logos. This Annual Report on Form 10-K also includes references to trademarks and service marks of other entities, and those trademarks and service marks are the property of their respective owners.

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
Risks related to our business and industry
We may not be able to achieve revenue growth or profitability in the future, and if revenue growth or profitability is achieved, we may not be able to sustain it.
Our historical results should not be considered as indicative of our future performance. For example, our annual revenue growth has been flat beginning in 2016, 2017 and 2018 with annual revenues of $1.185 billion, $1.180 billion and $1.148 billion, respectively, and moderate growth in 2019 with annual revenue of $1.195 billion. In future periods, we could experience declines in revenue, or revenue could remain flat or grow more slowly than we expect, which could have a material negative effect on our future operating results.
We also incurred operating losses of $2.3 million, $94.0 million and $163.5 million for the full year 2019, 2018 and 2017, respectively. Lower levels of revenue or higher levels of operating expense in future periods may result in additional losses or limited profitability. Since the fourth quarter of 2016, we implemented three company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on cameras and accessories, cloud and services businesses. We may not realize further cost savings from these previous actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Our future growth depends in part on further penetrating our total addressable market, and we may not be successful in doing so.
Our growth historically has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. We believe that our future growth depends on continuing to reach and expand our core community of users, followers and fans, and then utilizing that energized community as brand ambassadors to an extended community. We believe that in order to expand our market, we must provide both innovative and easy-to-use products, as well as intuitive and easy-to-use software tools that enable effortless editing and sharing of content, with the smartphone central to the GoPro experience. While we believe our software and subscription services will increase our total addressable market, we cannot be certain that these efforts will be successful. We may not be able to expand our market through this strategy on a timely basis, or at all, and we may not be successful in providing tools that our users adopt or believe are easy to use.
We plan to further build upon our integrated storytelling solutions, such as the GoPro app, HERO8 Black camera, MAX and GoPro Plus subscription solution in future periods, and our investments in these products and solutions, including marketing and advertising expenses, may not successfully drive increases in sales of our products and our users may not adopt our new offerings. If we are not successful in broadening our user base to reach more of our core customers with our integrated solutions, our future revenue growth will be negatively affected, and we may not recognize benefits from our investments in the various components of our storytelling solutions, and the marketing, sales and advertising costs to promote our solution.
Our growth also depends on expanding our market with new capture perspectives with our 360-degree camera, MAX, which is a resource-intensive initiative in a highly competitive market, and by adding versatility to our products with expansion mods for HERO8 Black. While we are investing resources, including software development, sales and marketing, to reach these expanded and new consumer markets, we cannot be assured that we will be successful in doing so. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas. For example, we made significant investments in the aerial market, but decided in the first quarter of 2018 to close our aerial business in light of difficult market and regulatory conditions, and margin challenges.
To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions, product pricing and marketing.
We believe that we must continually develop and introduce new products, enhance our existing products, and effectively stimulate customer demand for new and upgraded products and services to maintain or increase our revenue. The markets for our products and services are characterized by intense competition, evolving distribution models, disruptive technology developments, short product life cycles, customer price sensitivity and frequent product introductions.
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction including testing of new parts and features. With respect to management and supply costs, we may be impacted by heightened demand for specialty memory, components and batteries that are not supported by our manufacturing partners. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.
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
We expect to derive the majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future. A decline in the price or unit demand for these products, whether due to macroeconomic conditions including variable tariff rates, competition or otherwise, or our inability to increase sales of higher price point products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our HERO camera line or MAX camera, or our inability to increase sales of these products, could materially harm our business and operating results. Further, any delays or issues with our new product launches could have a material adverse effect on our business, financial condition and results of operations. For example, due to a late stage production delay, we shifted the launch of the GoPro HERO8 Black camera from Q3 2019 to Q4 2019 resulting in a material shift of revenue from Q3 2019 to Q4 2019. This product delay shortened the timeframe for holiday season sales and resulted in overall lower 2019 financial performance compared to our expectations.
While we have developed and released products and services to add to our offerings, we may not be successful in achieving future revenue growth driven by newly released products and services. For example, we promoted GoPro Plus, our subscription service in connection with our HERO8, HERO7 and MAX camera lineup, to allow consumers to auto upload content to the cloud and make edits within the GoPro app editing solution. If all the components of the storytelling solutions do not work together seamlessly or our users do not adopt them, they may not drive camera sales and our operating results could be adversely affected. In addition, we have been and will continue to expend resources to further innovate and deliver editing and sharing software solutions. If the software does not function as expected or users do not adopt our solution, sales of our MAX camera may be negatively affected. We cannot be assured that our investments in the development of software-related products and services will result in either increased revenue or profit. Changes in product mix may harm our financial results. If there is a shift in consumer demand from our higher-priced to lower-priced cameras without a corresponding increase in units sold, our revenues and gross profit could decrease and losses could result.
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
In particular, for our camera designs, we incorporate image processors, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 image signal processor from Socionext, Inc. in MAX as well as our HERO8 and HERO7 Black cameras and rely on Socionext as the primary supplier of our processors. If other suppliers of image processors become more advanced in performance or more competitive in cost, we may be placed at a disadvantage and not be able to continue improving our product performance as quickly or as competitively as planned. We do not currently have alternative suppliers for several key components. In addition, our products also require passive components such as resistors and multi-layer ceramic capacitors which may experience supply shortages and lengthening lead-times within the consumer electronics industry and may impact our supply chain. In the event that any of our key suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications and other products and services. Our research and development expenses were $142.9 million, $167.3 million and $229.3 million for 2019, 2018 and 2017, respectively. We expect that our research and development expenses will continue to be substantial in 2020, and increase compared to 2019 as we develop innovative technologies. While we expect research and development to increase year-over-year, our budgets are constrained in 2020 and may require us to forego investment in certain products or features which might have been successful had we invested in them, and we may not choose the right features, products, or services to update or enhance. Unanticipated problems in developing products could also divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.

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
Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. We continue to focus on the value proposition of the GoPro mobile application by introducing new features and benefits that we believe will enable customers to edit and share their content easily. The GoPro app, GoPro desktop editing solution and the GoPro Plus subscription service may not be as compelling of a solution as those offered by other companies, such as Apple, Adobe or Google, although the GoPro application supports content from other platforms including content from iOS and Android. Manufacturers of smartphones and tablets, such as Apple, Google and Samsung may continue to design their products for use in a range of conditions, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours.
If the e-commerce technology systems that give our consumers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our digital e-commerce business globally, could be materially adversely affected.
Our sales through gopro.com represent an increasing percentage of our revenue and we are focused on continuing to accelerate the growth of our e-commerce sales. Revenue from gopro.com represented more than 10% of revenue in the fourth quarter and full year 2019. Additionally, we expect to continue to increase sales through gopro.com as well as further converting portions of our distributors’ business into direct sales. Should we continue to pursue this strategy on a larger scale, it could create significant disruptions to our distribution channel and the associated revenue. As we continue to convert distribution to direct sales, we might not be successful in the transition to increase e-commerce sales or direct to retail sales. Additionally, any reduction in sales by our current distributors, loss of key distributors or decrease in revenue from our distributors could adversely affect our revenue, operating results and financial condition.
Any failure to provide effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our e-commerce business globally and could have a material adverse impact on our business and results of operations.

Any system interruptions or delays to our e-commerce business could cause potential consumers to fail to purchase our products, and could harm our reputation and brand. The operation of our direct to consumer e-commerce business through gopro.com depends on our ability to maintain an efficient and uninterrupted operation of online order-taking and fulfillment operations. Our e-commerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the technology systems that operate gopro.com and related support systems, such as system failures, viruses, cyberattacks, computer hackers and similar disruptions. If we or our designated third-party contractors are unable to maintain and upgrade gopro.com, or if we encounter system interruptions or delays, our operating results could be adversely affected.
Our gross margins can vary significantly depending on multiple factors, which can result in unanticipated fluctuations in our operating results.
Our gross margins can vary due to consumer demand, competition, product pricing, product lifecycle, product mix, new product introductions, commodity, supply chain and logistics costs, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. For example, our gross margin was 34.6%, 31.5% and 32.6% for 2019, 2018 and 2017, respectively. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project. For example, due to a late stage production delay, we shifted the launch of the GoPro HERO8 Black camera from Q3 2019 to Q4 2019, resulting in a material shift of revenue from Q3 2019 to Q4 2019 and a corresponding impact on our gross margin.
As we innovate with new products, we may have lower gross margins that do not deliver a sufficient return on investment. In addition, depending on competition or consumer preferences, we may face higher up-front investments in development to compete or market our products, and increased inventory write-offs. If we are unable to offset these potentially lower margins by enhancing the margins in our product categories, our profitability may be adversely affected.
The impact of these factors on gross margins can create unanticipated fluctuations in our operating results, which may cause volatility in the price of our shares.
We depend on key personnel to operate and grow our business. If we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow and operate our business could be harmed.
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
Since the fourth quarter of 2016, we implemented three global reductions-in-force and restructuring actions to reduce our operating expenses. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions could have an adverse effect on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer.
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources than we do. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during 2019, our closing stock price ranged from a high of $7.55 in the second quarter to a low of $3.38 in the fourth quarter. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2018, demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 44%, 33% and 28% of our 2019, 2018 and 2017 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, product mix, charges incurred against new products to support promotional activities, pricing pressures, supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly. For example, due to a late stage production delay, our launch timing shifted for our HERO8 Black camera from Q3 2019 to Q4 2019 resulting in a material shift of revenue between Q3 2019 to Q4 2019. This product delay shortened the timeframe for holiday season sales and resulted in overall lower 2019 financial performance compared to our expectations.
In addition, we typically experience lower revenue in the first half of the year. For example, revenue of $535.1 million for the first half of 2019 decreased by $128.2 million, or 19%, compared to revenue of $663.3 million in the last half of 2018. First half revenue comprised 45%, 42% and 44% of our annual 2019, 2018 and 2017 revenue, respectively.
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
Changes to trade agreements, trade policies, tariffs and import/export regulations may have an adverse effect on our business and results of operations.
The United States and other countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, tariff levels, or export or other licensing requirements. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. We are dependent on international trade agreements and regulations. If the United States were to withdraw from or materially modify certain international trade agreements, our business and operating results could be materially and adversely affected.
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located in China and Mexico to manufacture our products. Our contract manufacturer locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions, and increased security costs. Additionally, the current United States administration continues to signal that it may continue to alter global trade agreements and terms. For example, the United States imposed additional tariffs on imports from China and continues to potentially impose other restrictions on exports from China to the United States. The Office of the United States Trade Representative (USTR) recently identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. Any announcement by the USTR to impose tariffs on GoPro cameras could have a material adverse effect on our United States bound production, business and results of our United States operations. If these duties are imposed on our cameras, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations. Sales of our products in China are material to our business and represent a significant portion of our revenue. This revenue stream from China is at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our products or imposes any other export restrictions on our products.
Beginning in the second half of 2019, we shifted most of our United States bound camera production from China to Mexico. Shifting United States bound camera production to Mexico may not be successful due to the timing of implementing changes such as recreating a new supply chain and identifying substitute components in new manufacturing locations, and we may not be successful in reducing our costs, or off-setting the impact of tariffs due to other potential tariffs. Additionally, we may not succeed at lowering potential tariff rates on United States bound production manufactured in Mexico due to the ongoing negotiations and congressional confirmation of the United States Mexico Canada Agreement and compliance with that Agreement. We continue to monitor manufacturing capabilities outside of China to mitigate risks of additional tariffs, duties or other restrictions on our products and may decide to transition more manufacturing outside of China.
We face substantial risks related to inventory, purchase commitments and long-lived assets, and we could incur material charges related to these items that adversely affect our operating results.
To ensure adequate inventory supply and meet the demands of our retailers and distributors, we must forecast inventory needs and place orders with our contract manufacturers and component suppliers based on our estimates of future demand for particular products as well as accurately track the level of product inventory in the channel to ensure we are not in an over or under supply situation. To the extent we discontinue the manufacturing and sales of any products or services, we must manage the inventory liquidation, supplier commitments and customer expectations. For example, in 2018, we exited the aerial business, but still had inventory of our Karma drone, which we sold throughout 2018. Also, in the fourth quarter of 2017, we recorded product charges of $5 million for excess purchase order commitments, excess inventory, and obsolete tooling, relating to the end-of-life of our former entry-level HERO product, slower than anticipated overall demand, and for excess inventory relating to the end-of-life of our REMO accessory.
No assurance can be given that we will not incur additional charges in future periods related to our inventory management or that we will not underestimate or overestimate forecasted sales in a future period. Our ability to accurately forecast demand for our products is affected by many factors, including product introductions by us and our competitors, channel inventory levels, unanticipated changes in general market demand, macroeconomic conditions and consumer confidence. If we do not accurately forecast customer demand for our products, we may in future periods be unable to meet consumer, retailer or distributor demand for our products, or may be required to incur higher costs to secure the necessary production capacity and components, and our business and operating results could be adversely affected.
If we fail to manage our operating expenses effectively, our financial performance may suffer.
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2018 and 2017 and, as of December 31, 2019, we had an accumulated deficit of $583.7 million. Beginning in the fourth quarter of 2016 through the first quarter of 2018, we implemented three global reductions-in-force and other restructuring actions to reduce our operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions.
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
We host the GoPro app, GoPro Plus, GoPro Awards, our website account sign up, and login and firmware upgrades for our cameras using Amazon Web Services (AWS) data centers, a provider of cloud infrastructure services, and may in the future use other third-party cloud-based systems in our operations. Accordingly, our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Any incident affecting their infrastructure that may be caused by human error, fire, flood, severe storm, earthquake, or other natural disasters, cyberattacks, terrorist or other attacks, and other similar events beyond our control could negatively affect the GoPro Plus service. A prolonged AWS service disruption affecting our GoPro Plus service for any of the foregoing reasons would negatively impact our ability to serve our consumers and could damage our reputation with current and potential consumers, expose us to liability, cause us to lose consumers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use. Further, if we were to make updates to GoPro Plus that were not compatible with the configuration, architecture, features, and interconnection specifications of the third-party platform, our service could be disrupted.
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
Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, tax rates, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, and levels of unemployment. Additionally, Brexit has created economic and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit depends on the terms of the United Kingdom’s withdrawal from the European Union and such impact may not be fully realized for several years or more. The majority of our sales occur in U.S. dollars and an increase in the value of the dollar against the Euro and other currencies could increase the real cost to consumers of our products in those markets outside the United States. For example, in countries where we sell in local currency, we are subject to exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less favorable to the consumer. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our products resulting in consumer demand for our products that may not reach our sales targets. Strengthening of the U.S. dollar and/or weakness in the economies of Euro zone countries could adversely impact sales of our products in the European region, which would have a material negative impact on our future operating results. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and operating results.
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
Revenue from outside the United States comprised 64%, 65% and 58% of our revenue in 2019, 2018 and 2017, respectively, and we expect international revenue to continue to be significant in the future. Further, we currently have foreign operations in Australia, China, France, Germany, Hong Kong, Japan, Netherlands, Philippines, Romania, United Kingdom and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:

•	difficulties in staffing and managing foreign operations;

•	burdens of complying with a wide variety of laws and regulations, including environmental, packaging and labeling;

•	adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;

•	changes to the taxation of undistributed foreign earnings;

•	the effect of foreign currency exchange rates and interest rates, including any fluctuations caused by uncertainties relating to the U.K. leaving the European Union (“Brexit”);

•
political, economic instability, or social unrest in a specific country or region in which we operate, including, for example, the effects of “Brexit,” which could have an adverse impact on our operations in that location;

•	organized crime activity, including those in Mexico;

•	terrorist activities and natural disasters;

•	quarantines or other disruptions to our operations resulting from future pandemics or other widespread public health problems;

•	trade restrictions;

•	differing employment practices and laws and labor disruptions;

•	the imposition of government controls;

•	lesser degrees of intellectual property protection;

•	tariffs and customs duties and the classifications of our goods by applicable governmental bodies;

•	a legal system subject to undue influence or corruption; and

•	a business culture in which illegal sales practices may be prevalent.
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
We are increasingly dependent on information systems to process transactions, manage our supply chain and inventory, ship goods on a timely basis, maintain cost-efficient operations, complete timely and accurate financial reporting, operate gopro.com and respond to customer inquiries.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. We expect that existing laws, regulations and standards may be interpreted differently in the future. For example, in January 2020, the California Consumer Privacy Act (CCPA) took effect, which provides new data privacy rights for consumers in California and new operational requirements for companies doing business in California. Compliance with the new obligations imposed by the CCPA depends in part on how particular regulators interpret and apply them. If we fail to comply with the CCPA or if regulators assert that we have failed to comply with the CCPA, we may be subject to certain fines or other penalties. Also, there remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the recently adopted General Data Protection Regulation (GDPR) which imposes more stringent EU data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Compliance with the new obligations imposed by the GDPR depends in part on how particular regulators interpret and apply them. If we fail to comply with the GDPR or if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to 4% of our worldwide annual revenue. Future laws, regulations, standards and other obligations, including the adoption of the GDPR and the CCPA, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
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
We may grow our business in part through acquisitions, joint ventures, investments and partnerships, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
We have completed several acquisitions and may evaluate additional acquisitions of, or strategic investments in, other companies, products or technologies that we believe are complementary to our business. For example, in the first half of 2016, we acquired two mobile editing application companies for aggregate cash consideration of approximately $104 million. We also may enter into relationships with other businesses in order to expand the distribution of our product offerings, which could involve joint ventures, strategic alliances and partnerships. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, or we have difficulty retaining the customers of any acquired business, the revenue and operating results of the combined company could be adversely affected. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely affect our business, financial condition, operating results and cash flows. In addition, our original estimates and assumptions used in assessing any transaction may be inaccurate, including estimates of accounting charges. We have recorded significant goodwill and intangible assets in connection with our acquisitions, and in the future, if our acquisitions do not yield expected revenue, we may be required to take material impairment charges that could adversely affect our results of operations.
We may have to pay cash, incur debt or issue equity securities to enter into any such acquisition, joint venture, strategic alliances or partnership, which could affect our financial condition or the value of our capital stock. The sale of equity to finance any such transaction could result in dilution to our stockholders. If we incur debt it would result in increased fixed obligations and could also subject us to covenants or other restrictions, or require the consent of the lenders under our credit agreements, that would impede our ability to manage our operations. In addition, our future operating results may be affected by performance earnouts or contingent payments. For example, for our 2016 acquisitions, deferred cash and stock compensation was payable to certain continuing employees subject to meeting specified future employment conditions. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets, any of which could negatively affect our future results of operations. We cannot assure investors that the anticipated benefits of any acquisition or investment will be realized.
Our success depends on our ability to maintain the value and reputation of our brand.
Our success depends on the value and reputation of our brand, including our primary trademarks “GOPRO,” “HERO,” and the GoPro logos. The GoPro brand is integral to the growth of our business and expansion into new markets. Maintaining, promoting and positioning our brand will largely depend on the success of our marketing and merchandising efforts, our ability to provide consistent, high quality products and services, and our consumers’ satisfaction with the technical support and software updates we provide. Failure to grow and maintain our brand or negative publicity related to our products, our consumers’ user-generated content, the athletes we sponsor, the celebrities we are associated with, or the labor policies of any of our suppliers or manufacturers could adversely affect our brand, business and operating results. Maintaining and enhancing our brand also requires substantial financial investments, although there is no guarantee that these investments will increase sales of our products or positively affect our operating results.
If we do not effectively maintain and further develop our sales channels, including developing and supporting our retail sales channel and distributors, our business could be harmed.
We depend upon effective sales channels, including direct to consumer business through gopro.com, to reach the consumers who are the ultimate purchasers of our products. In the United States, we primarily sell our products directly through a mix of retail channels, including big box, mid-market, specialty retailers, and gopro.com, and we reach certain United States markets through distributors. In international markets, we primarily sell through distributors who in turn sell to local retailers; however, we also have direct sales relationships with certain customers and sell directly to consumers through gopro.com.
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
We have converted portions of our distributors’ business into direct sales, and increased sales through gopro.com, and if we were to do this on a larger scale, it could create significant disruptions to our distribution channel and the associated revenue. As we continue to convert distribution to direct sales, we might not be successful in that transition. Additionally, any reduction in sales by our current distributors, loss of key distributors or decrease in revenue from our distributors could adversely affect our revenue, operating results and financial condition.
A small number of retailers and distributors account for a substantial portion of our revenue, and if our relationships with any of these retailers or distributors were to be terminated or the level of business with them significantly reduced, our business could be harmed.
Our ten largest customers, measured by the revenue we derive from them, accounted for 42% of our revenue for 2019 and 48% of our revenue for 2018 and 2017. One retailer accounted for 11%, 13% and 15% of our revenue for 2019, 2018 and 2017, respectively. The loss of a small number of our large customers, or the reduction in business with one or more of our large customers, could have a significant adverse effect on our operating results. In addition, we may choose to temporarily or permanently stop shipping product to customers who do not follow the policies and guidelines in our sales agreements, which could have a material negative effect on our revenues and operating results. Our sales agreements with these large customers do not require them to purchase any meaningful amount of our products annually and we grant limited rights to return product to some of these large customers.
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
We generally provide a 12-month warranty on all of our cameras, except in the European Union, or EU, where we provide a two-year warranty on all of our cameras. For certain mounts and accessories, where permitted, we provide a lifetime warranty. The occurrence of any material defects in our products could make us liable for damages and warranty claims in excess of our current reserves. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease retailer, distributor and consumer confidence and demand, and adversely affect our operating results and financial condition. Also, while our warranty is limited to repairs and returns, warranty claims may result in litigation, the occurrence of which could adversely affect our business and operating results. Based on our historical experience with our camera products, we have an established methodology for estimating warranty liabilities with respect to cameras and accessories.
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

Third parties, including competitors and non-practicing entities, have brought intellectual property infringement claims against us, including the matter described in Item 3 Legal Proceedings. We expect to continue to receive such intellectual property claims in the future. While we will defend ourselves vigorously against any such existing and future legal proceedings, we may not prevail against all such allegations. We may seek licenses from third parties where appropriate, but they could refuse to grant us a license or demand commercially unreasonable terms. Further, an adverse ruling in an intellectual property infringement proceeding could force us to suspend or permanently cease the production or sale of products/services, face a temporary or permanent injunction, redesign our products/services, rebrand our products/services, pay significant settlement costs, pay third-party license fees or damage awards or give up some of our intellectual property. The occurrence of any of these events may materially and adversely affect our business, financial condition, operating results or cash flows.
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
While we have determined that our internal control over financial reporting was effective as of December 31, 2019, we must continue to monitor and assess our internal control over financial reporting. Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in this 2019 Annual Report for the year ended December 31, 2019 in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), stock-based compensation, inventory valuation, product warranty liabilities, the valuation and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill) and income taxes.
Catastrophic events or political instability could disrupt and cause harm to our business.
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, threat of fire, act of terrorism, public health issues or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations including China, Hong Kong, Japan, Mexico, Netherlands, Singapore, Taiwan and the United States. Political instability, public health issues or other catastrophic events in any of those countries could adversely affect our business in the future, our financial condition and operating results.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $3.38 to $93.85 per share through December 31, 2019. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.

In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been subject to past shareholder class action lawsuits as well as derivative lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Legal Proceedings.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 69.5% of the voting power of our outstanding capital stock as of December 31, 2019 with Mr. Woodman, our Chairman and CEO, holding approximately 69.3% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2019, we leased office facilities around the world totaling approximately 370,000 square feet, including approximately 198,000 square feet for our corporate headquarters in San Mateo, California. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable, commercially reasonable terms. See Note 9 Commitments, contingencies and guarantees, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3. Legal Proceedings
On February 13, 2018 and February 27, 2018, two purported shareholder derivative lawsuits (the Consolidated Federal Derivative Actions) were filed in the United States District Court for the Northern District of California against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The Consolidated Federal Derivative Actions are based on allegations similar to those in two now-resolved shareholder class actions - one filed in 2016 which was settled and received final approval of the Court on September 20, 2019, and the other filed in 2018 which had final judgment entered in favor of defendants on June 24, 2019, following the Court’s granting of defendants’ motion to dismiss. The Consolidated Federal Derivative Actions assert causes of action against the individual defendants for breach of fiduciary duty, and for making false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek corporate reforms, disgorgement of profits from stock sales, and fees and costs. The Consolidated Federal Derivative Actions are currently stayed.
Different shareholders filed two similar purported shareholder derivative actions on October 30, 2018 and November 7, 2018 in the Delaware Court of Chancery (the Consolidated Delaware Derivative Actions). Defendants’ motion to dismiss the Consolidated Delaware Derivative Actions is pending.
Other shareholders filed similar purported shareholder derivative actions on December 26, 2018, February 15, 2019, and January 27, 2020 in the Delaware Court of Chancery. Those actions are either stayed or defendants’ time to respond to the complaint has not yet passed.
On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. On November 30, 2015, Contour dismissed the Utah action. On November 30, 2015, Contour IP Holdings LLC (“CIPH”), a non-practicing entity re-filed a similar complaint in Delaware seeking unspecified damages. GoPro filed an inter partes review (IPR) at the US Patent and Trademark Office. The case was transferred to the Northern District of California in July 2017 and was stayed in favor of the IPR proceedings, most recently on December 12, 2018. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019. On October 8, 2019, the court entered a schedule for the remainder of the case, with trial currently scheduled to begin on August 31, 2020. We believe that this matter lacks merit and we intend to vigorously defend against CIPH.
We are currently, and in the future, may continue to be, subject to litigation, claims and assertions incidental to our business, including patent infringement litigation and product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. Due to inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of these matters. We are unable at this time to determine whether the outcome of the litigation would have a material effect on our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information. Our Class A common stock is listed on The Nasdaq Global Select Market under the symbol “GPRO.” Our Class B common stock is not listed nor traded on any stock exchange.
Holders. As of January 31, 2020, there were 145 holders of record of our Class A common stock and 32 holders of record of our Class B common stock.

Dividends. We have not declared or paid any cash dividends on our capital stock and do not currently intend to pay any cash dividends on our Class A or Class B common stock in the foreseeable future.
Securities authorized for issuance under equity compensation plans. The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2020 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2019.
Performance graph. The graph below compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the S&P 500 Consumer Durables Index. The graph assumes $100 was invested (with reinvestment of all dividends, as applicable) at the close of market on December 31, 2014 in the Class A common stock of GoPro, Inc., the S&P 500 Index and the S&P 500 Consumer Durables Index, and its relative performance is tracked through December 31, 2019. Note that historic stock price performance is not intended to be indicative of future stock price performance.
Sales of unregistered securities. During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended.
Issuer purchases of equity securities. No shares of our Class A or Class B common stock were purchased during the fourth quarter of 2019.

Item 6. Selected Consolidated Financial Data
The information set forth below for the five years ended December 31, 2019 is not necessarily indicative of results of future operations, and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
(dollars in thousands, except per share amounts)	2019	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Consolidated statements of operations data:
Revenue	$1,194,651	$1,148,337	$1,179,741	$1,185,481	$1,619,971
Gross profit	$412,789	$361,434	$384,530	$461,920	$673,214
Gross margin	34.6%	31.5%	32.6%	39.0%	41.6%
Operating income (loss)	$(2,333)	$(93,962)	$(163,460)	$(372,969)	$54,748
Net income (loss)	$(14,642)	$(109,034)	$(182,873)	$(419,003)	$36,131

Net income (loss) per share:
Basic	$(0.10)	$(0.78)	$(1.32)	$(3.01)	$0.27
Diluted	$(0.10)	$(0.78)	$(1.32)	$(3.01)	$0.25

Other financial information:
Adjusted EBITDA (2)	$71,958	$21,778	$(31,368)	$(192,807)	$179,309
Non-GAAP net income (loss) (3)	$35,255	$(31,909)	$(95,867)	$(201,247)	$111,564
Non-GAAP diluted income (loss) per share	$0.24	$(0.23)	$(0.69)	$(1.44)	$0.76

(1)
The Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) on January 1, 2019, and adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2016-16 Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory on January 1, 2018. Prior periods were not adjusted for the adoption of these standards.

(2)
We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of: provision for income taxes, interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, impairment charges and restructuring costs.

(3)
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

	As of December 31,
(in thousands)	2019	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities	$165,148	$197,512	$247,390	$217,953	$474,058
Inventory	144,236	116,458	150,551	167,192	188,232
Working capital	208,925	174,574	203,156	157,074	538,066
Total assets	792,803	698,359	850,246	922,640	1,102,976
Total indebtedness	148,810	138,992	130,048	—	—
Total stockholders’ equity	233,529	212,112	298,705	446,945	772,033

(1)
The Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) on January 1, 2019, and adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2016-16 Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory on January 1, 2018. Prior periods were not adjusted for the adoption of these standards.

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

•
Results of Operations. Analysis of our financial results comparing 2019 to 2018 is presented below. An analysis of our financial results comparing 2018 to 2017 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 15, 2019, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at https://investor.gopro.com.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Overview of our contractual obligations, including expected payment schedule and indemnifications as of December 31, 2019.

•
Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Non-GAAP Financial Measures. A reconciliation and discussion of our GAAP to non-GAAP financial measures.

Overview
GoPro helps its consumers capture and share their experiences in immersive and exciting ways. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, and share engaging personal content. When consumers use our products and services, they often generate and share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new cameras, accessories, subscription offerings and GoPro app monetization. We believe new camera features drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Our investments in image stabilization, mobile app editing and sharing solutions, modular accessories, auto-upload capabilities, local language user-interfaces and voice recognition in more than 12 languages drive the expansion of our global market.
In 2019, we began shipping our HERO8 Black flagship camera which features enhanced HyperSmooth 2.0 image stabilization, TimeWarp Video 2.0, built-in mounting, live streaming, cloud connectivity, voice control, improved audio and a touch display. HyperSmooth 2.0 includes dramatically improved pitch axis stabilization, a new Boost mode for absolute maximum stabilization, and powerful in-app horizon leveling that provides gimbal-like stability. TimeWarp Video 2.0 automatically applies a high-speed, ‘magic-carpet-ride’ effect to videos, while live streaming enables users to share content in real time on social media platforms. We also introduced three new accessories for the HERO8 Black camera, called Mods, which enables users to transform their HERO8 Black camera into a production powerhouse. The Media Mod delivers shotgun-mic performance with an integrated directional microphone, the Light Mod illuminates a scene and the Display Mod allows users to perfectly frame themselves during self-capture. We also began shipping our newest 360-degree waterproof camera, MAX, in 2019. Our MAX

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

camera features MAX HyperSmooth image stabilization, 360-degree MAX TimeWarp Video, MAX SuperView, PowerPano, built-in mounting, high-quality audio, live streaming, voice control and a front facing touch display. MAX HyperSmooth provides the highest performance video stabilization yet, while MAX SuperView provides the widest view ever from a GoPro camera. PowerPano allows users to capture a 6.2mp, 270-degree panoramic photo with the push of one button and creates an artifact-free shot of action or movement. Our MAX camera features six built-in microphones that allow users to capture immersive 360-degree audio, directional audio for vlogging and the best stereo sound ever from a GoPro. Our HERO8 Black, MAX and HERO7 line of cameras are compatible with our ecosystem of mountable and wearable accessories, and feature automatic uploading capabilities for photos and videos to GoPro Plus, our subscription service that provides a camera protection plan, discounts on GoPro accessories and enables subscribers to easily access, edit, store and share their content.
The following is a summary of measures presented in our consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

(units and dollars in thousands, except per share amounts)	Q4 2019	Q4 2018	% Change	FY 2019	FY 2018	% Change
Revenue	$528,345	$377,378	40%	$1,194,651	$1,148,337	4%
Camera units shipped (1)	1,857	1,413	31%	4,260	4,337	(2)%
Gross margin (2)	38.2%	37.7%	50 bps	34.6%	31.5%	310 bps
Operating expenses	$105,725	$109,150	(3)%	$415,122	$455,396	(9)%
Net income (loss)	$95,820	$31,671	203%	$(14,642)	$(109,034)	(87)%
Diluted net income (loss) per share	$0.65	$0.22	195%	$(0.10)	$(0.78)	(87)%
Cash provided by (used in) operations	$88,251	$48,413	82%	$(24,444)	$(42,434)	(42)%

Other financial information:
Adjusted EBITDA (3)	$112,092	$58,807	91%	$71,958	$21,778	230%
Non-GAAP net income (loss) (4)	$102,498	$42,356	142%	$35,255	$(31,909)	(210)%
Non-GAAP income (loss) per share	$0.70	$0.30	133%	$0.24	$(0.23)	(204)%

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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Full year and fourth quarter 2019 financial performance
Revenue for 2019 was up 4% year-over-year at $1.195 billion, compared to $1.148 billion in 2018. Excluding Karma, revenue for 2019 increased 7% year-over-year. Gross margin for 2019 was 34.6%, up from 31.5% in 2018. The year-over-year margin improvement was primarily due to a favorable sales mix and lower average camera costs in 2019, partially offset by United States tariffs and one-time costs related to the production delay of HERO8 Black. We shipped 4.3 million camera units in 2019, a 2% decrease from 2018. However, our average selling price for 2019 increased 6% year-over-year to $280 (defined as total revenue divided by camera units shipped). Excluding Karma, our 2019 average selling price increased 8% year-over-year.
Revenue for the fourth quarter of 2019 was $528.3 million, a 40% increase year-over-year from $377.4 million in the same period of 2018. In addition, the gross margin percentage for the fourth quarter of 2019 was 38.2%, up from 37.7% in the same period of 2018. Revenue and gross margin in the fourth quarter of 2019 were positively impacted by the launch of the MAX and HERO8 Black cameras in the fourth quarter of 2019 compared to the launch of the HERO7 line of cameras in the third quarter of 2018. Camera units shipped in the fourth quarter of 2019 was 1.9 million units, compared to 1.4 million units in the same period of 2018. Our fourth quarter of 2019 average selling price (defined as total revenue divided by camera units shipped) increased to $285, a 7% increase year-over-year.
Our full year 2019 and fourth quarter of 2019 operating expenses decreased 9% and 3%, respectively, primarily attributable to our continued focus on cost management and the financial benefits recognized from our restructuring actions.
We returned to profitability on a GAAP and non-GAAP basis in the fourth quarter 2019 with net income of $95.8 million and $102.5 million, respectively. In addition, for 2019, our GAAP net loss improved year-over-year by $94.4 million to a net loss of $14.6 million and we returned to profitability on a non-GAAP basis with net income of $35.3 million. 2019 adjusted EBITDA improved to $72.0 million from $21.8 million in 2018.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred operating losses in 2019, 2018 and 2017, however, our restructuring actions have significantly reduced our operating expenses in 2019 and 2018 resulting in a flatter, more efficient global organization that has allowed for improved communication and better alignment amongst our functional teams. If we are unable to generate adequate revenue growth, or continue to manage our expenses, we may incur significant losses in the future and may not be able to achieve profitability.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, mobile applications and other new offerings. We plan to further build upon our integrated mobile and cloud-based storytelling solutions, and subscription offerings. Our investments, including those for marketing and advertising, may not successfully drive increased revenue and our customers may not accept our new offerings. If we fail to innovate and enhance our brand, our products, our integrated storytelling solutions, the value proposition of our subscriptions, our market position and revenue will be adversely affected. Further, we have incurred substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.
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
Our growth also depends on expanding our total addressable market with our subscription service, GoPro Plus, and capture solutions, including MAX, which faces intense competition. If we are not successful in penetrating additional markets, we might not be able to grow revenue and we may not recognize benefits from our investment in new areas.
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

Components of our Results of Operations
Revenue. Our revenue is primarily comprised of product revenue, net of returns, sales incentives (including price protection), and subscription services. Revenue is derived from the sale of our cameras and accessories directly to retailers, through our network of domestic and international distributors, and through gopro.com. See Critical Accounting Policies and Estimates and Note 1 Summary of business and significant accounting policies, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for information regarding revenue recognition.
Cost of revenue. Our cost of revenue primarily consists of product costs, including costs of contract manufacturing for production, third-party logistics and procurement costs, warranty repair costs, tooling and equipment depreciation, excess and obsolete inventory write-downs, amortization of acquired developed technology, license fees, tariffs and certain allocated costs related to our manufacturing team, facilities and personnel-related expenses.
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
Sales and marketing. Our sales and marketing expense consists primarily of advertising and marketing promotions of our products and services, and personnel-related costs, including salaries, stock-based compensation and employee benefits. Sales and marketing expense also includes point of purchase (POP) display expenses and related amortization, sales commissions, trade show and event costs, sponsorship costs,

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

consulting and contractor expenses, and allocated facilities, restructuring, depreciation and other supporting overhead expenses.
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

Results of Operations
The following table sets forth the components of our consolidated statements of operations for each of the periods presented, and each component as a percentage of revenue:

	Year ended December 31,
(dollars in thousands)	2019		2018		2017
Revenue	$1,194,651	100%	$1,148,337	100%	$1,179,741	100%
Cost of revenue	781,862	65	786,903	69	795,211	67
Gross profit	412,789	35	361,434	31	384,530	33
Operating expenses:
Research and development	142,894	12	167,296	15	229,265	19
Sales and marketing	206,431	17	222,096	19	236,581	20
General and administrative	65,797	6	66,004	6	82,144	7
Total operating expenses	415,122	35	455,396	40	547,990	46
Operating loss	(2,333)	—	(93,962)	(9)	(163,460)	(13)
Other income (expense):
Interest expense	(19,229)	(2)	(18,683)	(1)	(13,660)	(1)
Other income, net	2,492	—	4,970	—	733	—
Total other expense, net	(16,737)	(2)	(13,713)	(1)	(12,927)	(1)
Loss before income taxes	(19,070)	(2)	(107,675)	(10)	(176,387)	(14)
Income tax (benefit) expense	(4,428)	(1)	1,359	—	6,486	1
Net loss	$(14,642)	(1)%	$(109,034)	(10)%	$(182,873)	(15)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

(camera units and dollars in thousands, except average selling price)	Year ended December 31,			2019 vs 2018	2018 vs 2017
	2019	2018	2017	% Change	% Change
Camera units shipped	4,260	4,337	4,303	(2)%	1%

Average selling price	$280	$265	$274	6	(3)

Direct channel	$548,322	$551,095	$634,888	(1)	(13)
Percentage of revenue	45.9%	48.0%	53.8%
Distribution channel	$646,329	$597,242	$544,853	8	10
Percentage of revenue	54.1%	52.0%	46.2%
Total revenue	$1,194,651	$1,148,337	$1,179,741	4%	(3)%

Americas	$523,975	$494,797	$582,917	6%	(15)%
Percentage of revenue	43.9%	43.1%	49.4%
Europe, Middle East and Africa (EMEA)	$359,187	$366,438	$333,454	(2)	10
Percentage of revenue	30.0%	31.9%	28.3%
Asia and Pacific (APAC)	$311,489	$287,102	$263,370	8	9
Percentage of revenue	26.1%	25.0%	22.3%
Total revenue	$1,194,651	$1,148,337	$1,179,741	4%	(3)%
2019 Compared to 2018. Revenue for 2019 was up 4% year-over-year at $1.195 billion, compared to $1.148 billion in 2018, despite a $28.6 million decrease in Karma drone and drone accessory revenue, as we exited the drone business in 2018. Excluding Karma, revenue for 2019 increased 7% year-over-year. We shipped 4.3 million camera units in 2019, a 2% decrease from 2018. Our average selling price for 2019 increased 6% year-over-year to $280, primarily due to a shift of cameras sold equal to or greater than $300, which represented 90% of our camera revenue mix. Excluding Karma, our 2019 average selling price increased 8% year-over-year. Average selling price is defined as total revenue divided by camera units shipped. Year-over-year, revenue by channel has slightly shifted from direct to distribution and revenue by geography has slightly shifted from EMEA to APAC primarily due to increasing our advertising and marketing efforts in APAC and an increase in demand for our cameras in APAC. Revenue from gopro.com is included as a component of our direct channel, and represented 10%, 8% and 7% of total revenue for 2019, 2018 and 2017, respectively.
Cost of revenue and gross margin

	Year ended December 31,			2019 vs 2018	2018 vs 2017
(dollars in thousands)	2019	2018	2017	% Change	% Change
Cost of revenue	$772,088	$772,136	$786,657	—%	(2)%
Stock-based compensation	1,902	1,954	1,935	(3)	1
Acquisition-related costs	7,818	11,434	5,985	(32)	91
Restructuring costs	54	1,379	634	(96)	118
Total cost of revenue	$781,862	$786,903	$795,211	(1)%	(1)%
Gross margin	34.6%	31.5%	32.6%	310 bps	(110) bps
2019 Compared to 2018. Gross margin of 34.6% in 2019 increased from 31.5% in 2018, or 310 bps, reflecting a favorable product sales mix, 271 bps, and lower average camera costs, 131 bps, partially offset by slightly higher operational expenses, (71) bps, and higher sales incentives, (70) bps.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and development

	Year ended December 31,			2019 vs 2018	2018 vs 2017
(dollars in thousands)	2019	2018	2017	% Change	% Change
Research and development	$125,142	$134,866	$191,182	(7)%	(29)%
Stock-based compensation	17,167	19,636	24,963	(13)	(21)
Acquisition-related costs	—	—	3,028	—	(100)
Restructuring costs	585	12,794	10,092	(95)	27
Total research and development	$142,894	$167,296	$229,265	(15)%	(27)%
Percentage of revenue	12.0%	14.6%	19.4%
2019 Compared to 2018. The year-over-year decrease of $24.4 million, or 15%, in total research and development expense in 2019 compared to 2018 reflected a $12.2 million decrease in restructuring costs, a $5.6 million decrease in depreciation and other supporting overhead expenses, a $3.9 million decrease in cash-based personnel-related costs and a $2.5 million decrease in stock-based compensation.
Sales and marketing

	Year ended December 31,			2019 vs 2018	2018 vs 2017
(dollars in thousands)	2019	2018	2017	% Change	% Change
Sales and marketing	$198,074	$207,346	$219,036	(4)%	(5)%
Stock-based compensation	8,043	9,459	10,498	(15)	(10)
Restructuring costs	314	5,291	7,047	(94)	(25)
Total sales and marketing	$206,431	$222,096	$236,581	(7)%	(6)%
Percentage of revenue	17.3%	19.3%	20.1%
2019 Compared to 2018. The year-over-year decrease of $15.7 million, or 7%, in total sales and marketing expenses in 2019 compared to 2018 reflected an $8.8 million decrease in overall advertising and marketing expenses, a $5.0 million decrease in restructuring costs, a $3.9 million decrease in allocated facilities, depreciation and other supporting overhead expenses, and a $1.4 million decrease in stock-based compensation, partially offset by a $3.0 million increase in app marketplace and credit card processing fees, and a $0.6 million increase in travel related expenses.
General and administrative

	Year ended December 31,			2019 vs 2018	2018 vs 2017
(dollars in thousands)	2019	2018	2017	% Change	% Change
General and administrative	$55,220	$52,865	$65,788	4%	(20)%
Stock-based compensation	10,076	9,838	13,859	2	(29)
Acquisition-related costs	—	22	(22)	(100)	(200)
Restructuring costs	501	3,279	2,519	(85)	30
Total general and administrative	$65,797	$66,004	$82,144	—%	(20)%
Percentage of revenue	5.5%	5.7%	7.0%
2019 Compared to 2018. Total general and administrative expenses were slightly down in 2019 compared to 2018 primarily due to a $2.8 million decrease in restructuring costs partially offset by a $2.7 million increase in allocated facilities and other supporting overhead expenses.
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
See Note 11 Restructuring charges, to the Notes to Consolidated Financial Statements.
Other income (expense)

	Year ended December 31,			2019 vs 2018	2018 vs 2017
(dollars in thousands)	2019	2018	2017	% Change	% Change
Interest expense	$(19,229)	$(18,683)	$(13,660)	3%	37%
Other income, net	2,492	4,970	733	(50)	578
Total other expense, net	$(16,737)	$(13,713)	$(12,927)	22%	6%
2019 Compared to 2018. Total other expense, net, increased $3.0 million in 2019 compared to 2018, primarily due to a $5.0 million gain on the sale and license of intellectual property recognized in 2018, which did not recur in 2019, partially offset by a $2.4 million increase in net foreign exchange rate-based transaction gains.
Income taxes

	Year ended December 31,			2019 vs 2018	2018 vs 2017
(dollars in thousands)	2019	2018	2017	% Change	% Change
Income tax (benefit) expense	$(4,428)	$1,359	$6,486	(426)%	(79)%
Effective tax rate	23.2%	(1.3)%	(3.7)%
2019 Compared to 2018. We recorded an income tax benefit of $4.4 million in 2019 on a pre-tax net loss of $19.1 million, which resulted in an effective tax rate of 23.2%. Our income tax benefit was primarily related to an overall decrease in losses before income taxes, a benefit from the reversal of previously accrued tax provision on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and settlements with certain taxing jurisdictions, partially offset by the valuation allowance on United States federal and state net deferred tax assets and a shortfall tax impact from stock-based compensation. Our 2018 negative effective tax rate of 1.3% resulted primarily from a benefit related to the conclusion of an IRS audit and a benefit related to the set up and current year activity of disregarded entities (foreign branches) for United States tax purposes, partially offset by the valuation allowance on United States federal and state net deferred tax assets and a shortfall tax impact from stock-based compensation.
See Note 8 Income taxes, to the Notes to Consolidated Financial Statements for additional information.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarterly results of operations
The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarterly periods ended December 31, 2019.

	Three months ended
(dollars in thousands, except per share amounts)	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
Revenue	$528,345	$131,169	$292,429	$242,708	$377,378	$285,936	$282,677	$202,346
Gross profit	201,825	28,432	102,185	80,347	142,117	91,032	83,369	44,916
Operating expenses (1)	105,725	99,630	109,132	100,635	109,150	112,386	114,205	119,655
Net income (loss)	$95,820	$(74,810)	$(11,287)	$(24,365)	$31,671	$(27,089)	$(37,269)	$(76,347)

Net income (loss) per share:
Basic	$0.65	$(0.51)	$(0.08)	$(0.17)	$0.22	$(0.19)	$(0.27)	$(0.55)
Diluted	$0.65	$(0.51)	$(0.08)	$(0.17)	$0.22	$(0.19)	$(0.27)	$(0.55)

(1)
Included in operating expenses were restructuring charges of $1.7 million for the quarter ended June 30, 2019, $4.0 million for the quarter ended September 30, 2018, and $16.7 million for the quarter ended March 31, 2018.

Liquidity and Capital Resources
The following table presents selected financial information as of December 31, 2019 and 2018:

(dollars in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents	$150,301	$152,095
Marketable securities	14,847	45,417
Total cash, cash equivalents and marketable securities	$165,148	$197,512
Percentage of total assets	21%	28%
Our primary source of cash is receipts from sales of our products and services. Other sources of cash are from proceeds from employee participation in the employee stock purchase plan, the exercise of employee stock options, tax refunds and facility subleases. The primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing and office rent, purchases of property and equipment and other costs of revenue.
As of December 31, 2019, our cash, cash equivalents and marketable securities of $165.1 million reflected a decrease of $32.4 million, or 16.4%, compared to December 31, 2018. The change was primarily due to an increase in accounts receivable driven by the timing of sales in the fourth quarter and an increase in inventory due to our production delay, partially offset by positive operating cash (net loss of $14.6 million, offset by non-cash expenses of $78.0 million). As of December 31, 2019, $23.9 million of cash was held by our foreign subsidiaries.
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
Liquidity
We believe, based on our most current projections, that our cash, cash equivalents and marketable securities, and amounts available under our credit facility, will be sufficient to address our working capital needs, capital expenditures, outstanding commitments and other liquidity requirements for 12 months from the issuance of these financial statements.

•
We expect that operating expenses and inventory purchases will constitute a material use of our cash balances. We intend to continue to manage our operating activities in line with our existing cash and available financial resources.

•
In March 2016, we entered into a credit agreement with a syndicate of banks that provided for a secured revolving credit facility under which we could borrow up to an aggregate of $250.0 million. Our credit facility terminates in March 2021. (See Note 4 Financing Arrangements, in the Notes to Consolidated Financial Statements for additional information.)

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
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands)	2019	2018	2017	% Change	% Change
Net cash provided by (used in):
Operating activities	$(24,444)	$(42,434)	$(36,853)	(42)%	15%
Investing activities	$22,771	$(6,235)	$(43,097)	(465)%	(86)%
Financing activities	$(1,044)	$(1,481)	$88,594	(30)%	(102)%
Cash flows from operating activities
Cash used in operating activities of $24.4 million was primarily attributable to a net cash outflow of $87.8 million from changes in operating assets and liabilities and a net loss of $14.6 million, offset by non-cash expenses of $78.0 million. Cash outflows related to operating assets and liabilities consisted primarily of a $71.3 million increase in accounts receivable and a $27.8 million increase in inventory, partially offset by a $7.5 million

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

decrease in prepaid expenses and other assets, and a $3.2 million increase in accounts payable and other liabilities.
Cash flows from investing activities
Our primary investing activities consisted of purchases, maturities and sales of marketable securities, and purchases of property and equipment. Cash provided by investing activities was $22.8 million resulting from maturities and sales of marketable securities of $74.8 million, partially offset by purchases of marketable securities of $43.6 million and net purchases of property and equipment of $8.3 million.
Cash flows from financing activities
Our primary financing activities consisted of the issuance of equity securities under our common stock plans. Cash used in financing activities was $1.0 million resulting from $6.6 million in tax payments for net RSU settlements, partially offset by $5.6 million received from stock purchases made through our employee stock purchase plan and employee stock option exercises.
Off-balance sheet arrangements
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations
As of December 31, 2019, our total undiscounted future expected payment obligations under our agreements with terms longer than one year were approximately $303.6 million, including $175.0 million for our Convertible Senior Notes, $88.8 million for operating leases, $3.2 million for sponsorship agreements and $36.6 million for other multi-year agreements. See Note 4 Financing Arrangements, for a discussion regarding our Convertible Senior Notes and Note 9 Commitments, contingencies and guarantees, for a discussion regarding facility leases and other contractual commitments in the Notes to Consolidated Financial Statements.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue recognition
We derive substantially all of our revenue from the sale of cameras, mounts and accessories, and subscription services. We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The transaction price we expect to be entitled to is primarily comprised of product revenue, net of returns and variable consideration, including sales incentives provided to customers.
For most of our revenue, revenue is recognized at the time the product is delivered and when collection is deemed probable. For the Company’s subscription services, revenue is recognized on a ratable basis over the subscription term, with payments received in advanced of services being rendered recorded in deferred revenue. For customers who purchase products directly from gopro.com, we retain a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs.
Our standard terms and conditions for non-web based sales do not allow for product returns other than under warranty. However, we grant limited rights to return product for certain large retailers and distributors. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer class and other factors. An estimated return liability along with a right to recover assets are recorded for future product returns. Return trends are influenced by product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality and other factors. Return rates may fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns. Actual returns in any future period could differ from our estimates, which could impact the revenue that we report.
Our camera sales contain multiple performance obligations that generally include the following three separate obligations: a) a hardware component (camera and/or accessories) and the embedded firmware essential to the functionality of the hardware delivered at the time of sale, b) the implicit right to our downloadable free apps and software solutions, and c) the implied right for the customer to receive post contract support after the initial sale (PCS). PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. Judgment is required to properly identify the accounting units of multiple performance obligations and to determine the manner in which revenue should be allocated among the obligations. We allocate the transaction price to PCS based on a cost-plus method. The transaction price is allocated to the remaining performance obligations on a residual value method. Our process to allocate the transaction price considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable, including: the level of support provided to customers, estimated costs to provide our support, the amount of time and cost that is allocated to our efforts to develop the undelivered elements, and market trends in the pricing for similar offerings. While changes in the allocation of the transaction price among the performance obligations will not affect the amount of total revenue ultimately recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could have a material effect on our financial condition and results of operations.
We provide our customers with sales incentives through various programs, including cooperative advertising, price protection, marketing development funds and other incentives. Sales incentives are considered to be variable consideration, which we estimate and record as a reduction to revenue at the date of sale. Sales incentives are influenced by historical experience, product sell-through and other factors. Actual sales incentives and their impact on reported revenue could differ from our estimates.
Inventory valuation
Inventory consists of finished goods and component parts, and is stated at the lower of cost or net realizable value on a first-in, first-out basis. Our inventory balances were $144.2 million and $116.5 million as of December 31, 2019 and 2018, respectively. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including an estimate of the future demand for our products within a specified time horizon, generally 12 months, product life cycle status, product development plans and current sales levels.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Warranty
We generally provide a 12-month warranty coverage on all of our products except in the EU where we provide a 24-month warranty. The Company also offers extended warranty programs for a fee. Our standard warranty provides for repair or replacement of the associated products during the warranty period. We establish a liability for estimated product warranty costs at the time product revenue is recognized. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials or other costs differ from our estimates, additional warranty liabilities could be required, which could materially affect our results of operations.
Income taxes
We are subject to income taxes in the United States and multiple foreign jurisdictions. Our effective tax rates differ from the United States federal statutory rate, primarily due to changes in our valuation allowance, the effect of non-United States operations, deductible and non-deductible stock-based compensation expense, state taxes, federal research and development tax credits and other adjustments. Our effective tax rate was 23.2%, a negative 1.3% and a negative 3.7% in 2019, 2018 and 2017, respectively. The calculation of our provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is materially affected by the tax rates that apply to our foreign earnings.
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
Goodwill and acquired intangible assets
When we acquire a business, we allocate the purchase price to the net tangible and identifiable intangible assets, with the residual of the purchase price recorded as goodwill. The determination of the fair value of the intangible assets acquired involves significant judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future, technology obsolescence, and the appropriate weighted-average cost of capital. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models.
We perform an annual assessment of our goodwill during the fourth quarter to determine if any events or circumstances exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate that it is more likely than not that the fair value of our single reporting unit would be reduced below its carrying amount. If further testing is deemed necessary, we perform a two-step process. The first step involves comparing the fair value of our reporting unit to its carrying value. The second step, if necessary, measures the amount of impairment, if any, by comparing the carrying value of the goodwill to its implied fair value. As of December 31, 2019, we determined that no impairment of the carrying value of goodwill was required.

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

•
non-GAAP net income (loss) excludes acquisition-related costs including the amortization of acquired intangible assets (primarily consisting of acquired technology), the impairment of acquired intangible assets (if applicable), as well as third-party transaction costs incurred for legal and other professional services. These costs are not factored into our evaluation of potential acquisitions, or of our performance after completion of the acquisitions, because these costs are not related to our core operating performance or reflective of ongoing operating results in the period, and the frequency and amount of such costs are inconsistent and vary significantly based on the timing and magnitude of our acquisition transactions and the maturities of the businesses being acquired. Although we exclude the amortization of acquired intangible assets from our non-

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

GAAP net income (loss), management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation;

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

•	other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
The following tables present a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended December 31,
(in thousands)	2019	2018
Net income	$95,820	$31,671
Income tax (benefit) expense	(3,928)	1,655
Interest expense, net	5,032	4,470
Depreciation and amortization	6,445	7,290
POP display amortization	1,666	2,788
Stock-based compensation	7,028	9,716
Restructuring and other costs	29	1,217
Adjusted EBITDA	$112,092	$58,807

	Year ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Net income (loss)	$(14,642)	$(109,034)	$(182,873)	$(419,003)	$36,131
Income tax (benefit) expense	(4,428)	1,359	6,486	43,829	16,454
Interest expense	17,872	17,278	12,804	1,401	234
Depreciation and amortization	26,268	35,063	41,478	41,639	28,981
POP display amortization	7,504	13,482	19,190	19,623	16,829
Stock-based compensation	37,188	40,887	51,255	69,527	80,680
Impairment of intangible assets	—	—	—	7,088	—
Restructuring costs	2,196	22,743	20,292	43,089	—
Adjusted EBITDA	$71,958	$21,778	$(31,368)	$(192,807)	$179,309

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables present a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended December 31,
(in thousands, except per share data)	2019	2018
Net income	$95,820	$31,671
Stock-based compensation	7,028	9,716
Acquisition-related costs	1,864	2,101
Restructuring and other costs	29	1,217
Non-cash interest expense	2,354	2,124
Gain on sale and license of intellectual property	—	(5,000)
Income tax adjustments	(4,597)	527
Non-GAAP net income	$102,498	$42,356

GAAP diluted net income per share	$0.65	$0.22
Non-GAAP diluted net income per share	$0.70	$0.30

Shares for diluted net income per share	147,052	143,401

	Year ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Net income (loss)	$(14,642)	$(109,034)	$(182,873)	$(419,003)	$36,131
Stock-based compensation	37,188	40,887	51,255	69,527	80,680
Acquisition-related costs	7,818	11,456	8,991	17,346	5,370
Restructuring costs	2,196	22,743	20,292	43,089	—
Non-cash interest expense	8,987	8,112	5,345	—	—
Gain on sale and license of intellectual property	—	(5,000)	—	—	—
Income tax adjustments (1)	(6,292)	(1,073)	1,123	87,794	(10,617)
Non-GAAP net income (loss)	$35,255	$(31,909)	$(95,867)	$(201,247)	$111,564

GAAP diluted net income (loss) per share	$(0.10)	$(0.78)	$(1.32)	$(3.01)	$0.25
Non-GAAP diluted net income (loss) per share	$0.24	$(0.23)	$(0.69)	$(1.44)	$0.76

GAAP shares for diluted net income (loss) per share	144,891	139,495	138,056	139,425	146,486
Add: effect of dilutive shares	1,580	—	—	—	—
Non-GAAP shares for diluted net income (loss) per share	146,471	139,495	138,056	139,425	146,486

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
Foreign currency risk. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had insignificant foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies, principally the Euro, British Pound, Australian Dollar, Japanese Yen and Chinese Yuan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we expand our operations, if foreign currency exchange rates become volatile, or if foreign currency held in our foreign entities increases, our exposure to foreign currency risk could become more significant. To date, we have not entered into any material foreign currency exchange contracts. For assets and liabilities denominated in other currencies, we do not believe that the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar would have a material effect on our results of operations from such a shift.
Interest rate risk. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents, and marketable securities. Our cash equivalents and marketable securities are comprised primarily of money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% shift in interest rates would have a material effect on the fair value of our investment portfolio.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GoPro, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GoPro, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers and the manner in which it accounts for the tax consequences of intra-entity asset transfers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sales Incentives
As described in Notes 1 and 3 to the consolidated financial statements, the Company offers sales incentives through various programs, including cooperative advertising, price protection, marketing development funds and other incentives. The Company has accrued $39 million of sales incentives as of December 31, 2019. Sales incentives are considered to be variable consideration, which management estimates and records as a reduction to revenue at the date of sale. Management estimates sales incentives based on historical experience, product sell-through and other factors.
The principal considerations for our determination that performing procedures relating to sales incentives is a critical audit matter are that the estimate involves significant judgment by management in determining the estimated sales incentives. This in turn led to significant audit effort in performing audit procedures relating to management’s estimate, which is based on historical experience, product sell-through and other factors and a high degree of auditor judgment and subjectivity in evaluating audit evidence obtained related to the estimate.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the completeness, accuracy, and valuation of estimated sales incentives. These procedures also included, among others, evaluating management’s process for developing the estimate, evaluating the completeness and accuracy of management’s assumptions against approved sales incentive plans, customer sales incentive spending details, and estimated future demand, and testing subsequent events to compare certain transactions occurring after December 31, 2019 against the accrued sales incentives as of December 31, 2019.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 14, 2020

We have served as the Company’s auditor since 2011.

GoPro, Inc.
Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$150,301	$152,095
Marketable securities	14,847	45,417
Accounts receivable, net	200,634	129,216
Inventory	144,236	116,458
Prepaid expenses and other current assets	25,958	30,887
Total current assets	535,976	474,073
Property and equipment, net	36,539	46,567
Operating lease right-of-use assets	53,121	—
Intangible assets, net	5,247	13,065
Goodwill	146,459	146,459
Other long-term assets	15,461	18,195
Total assets	$792,803	$698,359

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$160,695	$148,478
Accrued expenses and other current liabilities	141,790	135,892
Short-term operating lease liabilities	9,099	—
Deferred revenue	15,467	15,129
Total current liabilities	327,051	299,499
Long-term taxes payable	13,726	19,553
Long-term debt	148,810	138,992
Long-term operating lease liabilities	62,961	—
Other long-term liabilities	6,726	28,203
Total liabilities	559,274	486,247

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 117,922 and 105,170 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 28,897 and 35,897 shares issued and outstanding, respectively	930,875	894,755
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(583,733)	(569,030)
Total stockholders’ equity	233,529	212,112
Total liabilities and stockholders’ equity	$792,803	$698,359
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2019	2018	2017
Revenue	$1,194,651	$1,148,337	$1,179,741
Cost of revenue	781,862	786,903	795,211
Gross profit	412,789	361,434	384,530
Operating expenses:
Research and development	142,894	167,296	229,265
Sales and marketing	206,431	222,096	236,581
General and administrative	65,797	66,004	82,144
Total operating expenses	415,122	455,396	547,990
Operating loss	(2,333)	(93,962)	(163,460)
Other income (expense):
Interest expense	(19,229)	(18,683)	(13,660)
Other income, net	2,492	4,970	733
Total other expense, net	(16,737)	(13,713)	(12,927)
Loss before income taxes	(19,070)	(107,675)	(176,387)
Income tax (benefit) expense	(4,428)	1,359	6,486
Net loss	$(14,642)	$(109,034)	$(182,873)

Basic and diluted net loss per share	$(0.10)	$(0.78)	$(1.32)

Weighted-average number of shares outstanding, basic and diluted	144,891	139,495	138,056
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Stockholders’ Equity

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2016	141,359	$757,226	$(35,613)	$(274,668)	$446,945
Common stock issued under employee benefit plans, net of shares withheld for tax	4,807	9,732	—	—	9,732
Taxes paid related to net share settlements	—	(12,118)	—	—	(12,118)
Stock-based compensation expense	—	54,037	—	—	54,037
Repurchase of common stock under Prepaid Forward contract	(9,166)	(1)	(78,000)	—	(78,001)
Issuance of Convertible Note	—	45,211	—	—	45,211
Cumulative effect of adoption of new accounting standard	—	365	—	15,407	15,772
Net loss	—	—	—	(182,873)	(182,873)
Balances at December 31, 2017	137,000	854,452	(113,613)	(442,134)	298,705
Common stock issued under employee benefit plans, net of shares withheld for tax	4,067	5,099	—	—	5,099
Taxes paid related to net share settlements	—	(6,650)	—	—	(6,650)
Stock-based compensation expense	—	41,854	—	—	41,854
Cumulative effect of adoption of new accounting standard	—	—	—	(17,862)	(17,862)
Net loss	—	—	—	(109,034)	(109,034)
Balances at December 31, 2018	141,067	894,755	(113,613)	(569,030)	212,112
Common stock issued under employee benefit plans, net of shares withheld for tax	5,751	5,553	—	—	5,553
Taxes paid related to net share settlements	—	(6,618)	—	—	(6,618)
Stock-based compensation expense (Note 6)	—	37,185	—	—	37,185
Cumulative effect of adoption of new accounting standard (Note 1)	—	—	—	(61)	(61)
Net loss	—	—	—	(14,642)	(14,642)
Balances at December 31, 2019	146,818	$930,875	$(113,613)	$(583,733)	$233,529
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2019	2018	2017
Operating activities:
Net loss	$(14,642)	$(109,034)	$(182,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,268	35,063	41,478
Non-cash operating lease cost	6,990	—	—
Stock-based compensation	37,188	40,887	51,255
Deferred income taxes	(32)	(389)	(2,527)
Non-cash restructuring charges	(199)	6,282	7,315
Non-cash interest expense	8,987	8,112	5,345
Gain on sale and license of intellectual property	—	(5,000)	—
Other	(1,182)	1,696	4,094
Changes in operating assets and liabilities:
Accounts receivable, net	(71,269)	(16,460)	52,278
Inventory	(27,778)	34,093	16,641
Prepaid expenses and other assets	7,486	35,390	9,303
Accounts payable and other liabilities	3,210	(70,400)	(44,411)
Deferred revenue	529	(2,674)	5,249
Net cash used in operating activities	(24,444)	(42,434)	(36,853)

Investing activities:
Purchases of property and equipment, net	(8,348)	(11,004)	(24,061)
Purchases of marketable securities	(43,636)	(57,731)	(52,318)
Maturities of marketable securities	56,888	57,500	21,659
Sale of marketable securities	17,867	—	11,623
Proceeds from the sale and license of intellectual property	—	5,000	—
Net cash provided by (used in) investing activities	22,771	(6,235)	(43,097)

Financing activities:
Proceeds from issuance of common stock	5,574	5,169	9,751
Taxes paid related to net share settlement of equity awards	(6,618)	(6,650)	(12,118)
Proceeds from issuance of convertible senior notes	—	—	175,000
Prepayment of forward stock repurchase transaction	—	—	(78,000)
Payment of deferred acquisition-related consideration	—	—	(75)
Payment of debt issuance costs	—	—	(5,964)
Proceeds from borrowings	20,000	—	—
Repayment of borrowings	(20,000)	—	—
Net cash provided by (used in) financing activities	(1,044)	(1,481)	88,594
Effect of exchange rate changes on cash and cash equivalents	923	(259)	1,746
Net change in cash and cash equivalents	(1,794)	(50,409)	10,390
Cash and cash equivalents at beginning of period	152,095	202,504	192,114
Cash and cash equivalents at end of period	$150,301	$152,095	$202,504

Supplementary cash flow disclosure:

Cash paid for interest	$6,179	$6,125	$3,114
Cash paid (refunded) for income taxes, net	$176	$(32,090)	$8,370
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$316	$223	$5,785

The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Notes to Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. and its subsidiaries (GoPro or the Company) helps its consumers capture and share their experiences in immersive and exciting ways. The Company is committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. To date, the Company’s cameras, mountable and wearable accessories, and subscription services have generated substantially all of its revenue. The Company sells its products globally through retailers, distributors and on gopro.com. The Company’s global corporate headquarters are located in San Mateo, California.
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
Use of estimates. The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), stock-based compensation, inventory valuation, product warranty liabilities, the valuation and useful lives of long-lived assets (property and equipment, operating leases, intangible assets and goodwill) and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the consolidated statements of comprehensive income (loss) have been omitted.
Prior period reclassifications. Reclassifications of certain prior period amounts in the consolidated financial statements, including a refinement in methodology for revenue by geography, have been made to conform to the current period presentation.
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
Accounts receivable and allowance for doubtful accounts. Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, age of the accounts receivable balances, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. The allowance for doubtful accounts as of December 31, 2019 and 2018 was $0.8 million and $0.5 million, respectively.
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

GoPro, Inc.
Notes to Consolidated Financial Statements

Company’s assessment of market value is based upon assumptions around market conditions and estimated future demand for its products within a specified time horizon, generally 12 months. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue.
Point of purchase (POP) displays. The Company provides retailers with POP displays, generally free of charge, in order to facilitate the marketing of the Company’s products within retail stores. The POP displays contain a display that broadcasts video images taken by GoPro cameras along with product placement available for cameras and accessories. POP display costs are capitalized as long-term assets and charged to sales and marketing expense over the expected period of benefit, which generally ranges from 24 to 36 months. Cash outflows and amortization related to POP displays are classified as operating activities in the consolidated statement of cash flows. Amortization was $7.5 million, $13.5 million and $19.2 million in 2019, 2018 and 2017, respectively.
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
Leases. The Company leases its office space and facilities under cancelable and non-cancelable operating leases. Beginning January 1, 2019, operating leases are presented as operating lease right-of-use (ROU) assets, short-term operating lease liabilities and long-term operating lease liabilities on the Company’s consolidated balance sheets. ROU assets represent the Company’s right to control the use of an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of future lease payments. The Company determines its incremental borrowing rate based on the approximate rate at which the Company would borrow, on a secured basis, to calculate the present value of future lease payments. Lease expenses are recognized on a straight-line basis over the lease term. Certain leases include an option to renew with terms that can extend the lease term from one to five years. The exercise of a lease renewal option is at the Company’s sole discretion and is included in the lease term when the Company is reasonably certain it will exercise the option.
Prior to January 1, 2019, the Company recognized leases under ASC 840, Leases, which had the following differences from the current lease standard, ASC 842, Leases:

•	Operating leases were previously not recorded on the Company’s consolidated balance sheets.

GoPro, Inc.
Notes to Consolidated Financial Statements

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
Impairment of goodwill and long-lived assets. The Company performs an annual assessment of its goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of its single reporting unit is less than its carrying value. There was no impairment of goodwill recorded for any periods presented. For the Company’s annual impairment testing in 2019, the Company did not identify any indicators of potential impairment of its single reporting unit. Other indefinite-lived intangible assets are assessed for impairment at least annually. If their carrying value exceeds the estimated fair value, the difference is recorded as an impairment.
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. There were no material impairments of long-lived assets for any period presented.
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
Revenue recognition. The Company derives substantially all of its revenue from the sale of cameras, mounts and accessories, the related implied post contract support to customers, and subscription services. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The transaction price the Company expects to be entitled to is primarily comprised of product revenue, net of returns and variable consideration, including sales incentives provided to customers. For most of the Company’s revenue, revenue is recognized at the time products are delivered and when collection is considered probable. For the Company’s subscription services, revenue is recognized on a ratable basis over the subscription term, with payments received in advance of services being rendered recorded in deferred revenue. For customers who purchase products directly from gopro.com, the Company retains a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. The Company provides sales commissions to internal and external sales representatives which are earned in the period in which revenue is recognized. As a result, the Company expenses such costs as incurred under Accounting Standards Update (ASU) 2014-19 Revenue from Contracts with Customers, which was adopted on January 1, 2018. Upon adoption, the Company’s accumulated deficit increased by $2.9 million, of which, $4.9 million related to certain estimated sales incentives which would have been recognized at the time product was shipped in the prior period, partially offset by $2.0 million related to sales from gopro.com that had been shipped but not delivered as of December 31, 2017.
The Company's standard terms and conditions of sale for non-web based sales do not allow for product returns other than under warranty. However, the Company grants limited rights of return, primarily to certain large

GoPro, Inc.
Notes to Consolidated Financial Statements

retailers. The Company reduces revenue and cost of sales for the estimated returns based on analyses of historical return trends by customer class and other factors. An estimated return liability along with a right to recover assets are recorded for future product returns. Return trends are influenced by product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality and other factors. Return rates may fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future product returns.
The Company’s camera sales contain multiple performance obligations that generally include the following three separate obligations: a) a hardware component (camera) and the embedded firmware essential to the functionality of the hardware component delivered at the time of sale, b) the implicit right to the Company's downloadable free apps and software solutions, and c) the implied right for the customer to receive support after the initial sale (post contract support or PCS). The Company’s PCS includes the right to receive on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology. The transaction price is allocated to the remaining performance obligations on a residual value methodology. The Company’s process to allocate the transaction price considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable, including: the level of support provided to customers, estimated costs to provide the Company’s support, the amount of time and cost that is allocated to the Company’s efforts to develop the undelivered elements and market trends in the pricing for similar offerings.
The transaction prices allocated to the delivered hardware, related embedded firmware and free software solutions are recognized as revenue at the time of sale, provided the conditions for recognition of revenue have been met. The transaction price allocated to PCS is deferred and recognized as revenue on a straight-line basis over the estimated term of the support period, which is estimated to be 15 months based on historical experience. Deferred revenue as of December 31, 2019 and 2018 also included immaterial amounts related to the Company’s GoPro Care and GoPro Plus fee-based service offerings. The Company’s short-term and long-term deferred revenue balances totaled $16.6 million and $16.1 million as of December 31, 2019 and 2018, respectively, and the Company recognized $15.0 million and $17.3 million of related revenue during the year ended December 31, 2019 and 2018, respectively.
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

•
The Company allocated the transaction price based on its best estimate of the selling price (BESP). The Company’s process for determining BESP was materially the same as its’ current allocation of the transaction price to each performance obligations.

•	Sales incentives were recorded as a reduction to revenue in the period the incentives were offered to customers ore the related revenue was recognized, whichever was later.
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
Shipping costs. Amounts billed to customers for shipping and handling are classified as revenue, and the Company’s related shipping and handling costs incurred are classified as cost of revenue.

GoPro, Inc.
Notes to Consolidated Financial Statements

Sales taxes. Sales taxes collected from customers and remitted to respective governmental authorities are recorded as liabilities and are not included in revenue.
Advertising costs. Advertising costs consist of costs associated with print, television and e-commerce media advertisements and are expensed as incurred. The Company incurs promotional expenses resulting from payments under event, resort and athlete sponsorship contracts. These sponsorship arrangements are considered to be executory contracts and, as such, the costs are expensed as performance under the contract is received. The costs associated with the preparation of sponsorship activities, including the supply of GoPro products, media team support, and activation fees are expensed as incurred. Prepayments made under sponsorship agreements are included in prepaid expenses or other long-term assets depending on the period to which the prepayment applies. Advertising costs were $67.3 million, $73.0 million and $61.3 million in 2019, 2018 and 2017, respectively.
Stock-based compensation. Stock-based awards granted to qualified employees, non-employee directors and consultants are measured at fair value and recognized as an expense. The Company primarily issues restricted stock units and accounts for forfeitures as they occur. For service-based awards, stock-based compensation is recognized on a straight-line basis over the requisite service period. For performance and market-based awards which also require a service period, the Company uses graded vesting over the longer of the derived service period or when the performance or market condition is satisfied.
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
Income taxes. The Company utilizes the asset and liability method for computing its income tax provision, under which deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. Management makes estimates, assumptions and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes recovery is not likely, establishes a valuation allowance. On January 1, 2018, the Company adopted ASU 2016-16 Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory which required the Company to recognize the income tax consequence of intra-entity asset transfers when transfers occur. Upon adoption, the net impact to equity was an increase in the accumulated deficit of $15.0 million. Prior to January 1, 2018, the Company recognized the income tax consequence of intra-entity asset transfers when the asset was sold to an outside party or otherwise recovered through use.
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
The Company completed its analysis of the impact of the standard by reviewing its lease agreements to identify changes resulting from applying the requirements of the new standard. The Company elected to utilize a package of practical expedients, which among other things, allowed the Company to maintain its existing classification of its current leases. The Company also elected the hindsight practical expedient to determine a reasonably certain lease term for existing leases. Additionally, the Company made a policy election to maintain its previous lease accounting for leases with an initial term of 12 months or less. Furthermore, the Company made the policy election to not separate non-lease components from lease components. The Company’s analysis of its lease agreements under the new standard resulted in the recognition of lease liabilities of $88.4 million and lease assets of $60.1 million on its consolidated balance sheet as of January 1, 2019. The new standard did not have a material impact on the Company’s consolidated income statement and consolidated statement of cash flows.

The cumulative effect of the changes made to the Company’s consolidated January 1, 2019 balance sheet for the adoption of ASC 842, Leases were as follows:

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
January 1, 2020
The Company’s allowance for doubtful accounts and valuation of available-for-sale securities are subject to this standard. The Company has finalized its analysis of adopting this standard and concluded the standard will not have a material impact on its consolidated financial statements and related disclosures.

Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial statements.

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	December 31, 2019			December 31, 2018
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$4,413	$—	$4,413	$10,901	$—	$10,901
Commercial paper	—	—	—	7,577	—	7,577
Total cash equivalents	$4,413	$—	$4,413	$18,478	$—	$18,478
Marketable securities:
U.S. treasury securities	$—	$—	$—	$—	$6,336	$6,336
Commercial paper	—	—	—	20,657	—	20,657
Corporate debt securities	—	14,847	14,847	—	18,424	18,424
Total marketable securities	$—	$14,847	$14,847	$20,657	$24,760	$45,417

(1)	Included in cash and cash equivalents in the accompanying consolidated balance sheets. Cash balances were $145.9 million and $133.6 million as of December 31, 2019 and 2018, respectively.
Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of December 31, 2019 and 2018 were all less than one year in duration. At December 31, 2019 and 2018, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity.

GoPro, Inc.
Notes to Consolidated Financial Statements

At December 31, 2019 and December 31, 2018, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (Notes) (see Note 4 Financing Arrangements). The estimated fair value of the Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the Notes of $170.0 million, is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.

3. Consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	December 31, 2019	December 31, 2018
Components	$20,370	$19,205
Finished goods	123,866	97,253
Total inventory	$144,236	$116,458

Property and equipment, net

(in thousands)	Useful life (in years)	December 31, 2019	December 31, 2018
Leasehold improvements	1–9	$50,736	$66,198
Production, engineering and other equipment	1-4	45,649	43,019
Tooling	1–2	19,216	17,808
Computers and software	2	21,719	20,865
Furniture and office equipment	3	10,846	14,969
Tradeshow equipment and other	2–5	7,009	7,009
Construction in progress		45	80
Gross property and equipment		155,220	169,948
Less: Accumulated depreciation and amortization		(118,681)	(123,381)
Property and equipment, net		$36,539	$46,567

Depreciation expense was $18.5 million, $23.6 million and $32.4 million in 2019, 2018 and 2017, respectively. In 2017, the Company recorded accelerated depreciation charges in connection with its plans to vacate certain leased office facilities as disclosed in Note 11 Restructuring charges.

GoPro, Inc.
Notes to Consolidated Financial Statements

Intangible assets

	Useful life (in months)	December 31, 2019
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$50,501	$(45,269)	$5,232
Domain name		15	—	15
Total intangible assets		$50,516	$(45,269)	$5,247

	Useful life (in months)	December 31, 2018
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$50,501	$(37,451)	$13,050
Domain name		15	—	15
Total intangible assets		$50,516	$(37,451)	$13,065

Amortization expense was $7.8 million, $11.4 million and $9.0 million in 2019, 2018 and 2017, respectively. At December 31, 2019, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2020	$4,363
2021	869
$5,232

Other long-term assets

(in thousands)	December 31, 2019	December 31, 2018
Point of purchase (POP) displays	$7,595	$9,130
Long-term deferred tax assets	864	945
Deposits and other	7,002	8,120
Other long-term assets	$15,461	$18,195

GoPro, Inc.
Notes to Consolidated Financial Statements

Accrued expenses and other current liabilities

(in thousands)	December 31, 2019	December 31, 2018
Accrued payables (1)	$42,153	$34,696
Accrued sales incentives	39,120	40,918
Employee related liabilities (1)	20,494	19,775
Return liability	14,854	13,100
Warranty liability	9,899	9,604
Inventory received	5,737	5,061
Customer deposits	2,063	3,105
Purchase order commitments	1,710	2,015
Income taxes payable	1,166	1,948
Other	4,594	5,670
Accrued expenses and other current liabilities	$141,790	$135,892

(1)	See Note 11 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Year ended December 31,
(in thousands)	2019	2018	2017
Beginning balance	$10,971	$10,373	$11,945
Charged to cost of revenue	16,933	24,725	20,139
Settlement of warranty claims	(16,506)	(24,127)	(21,711)
Warranty liability	$11,398	$10,971	$10,373
At December 31, 2019 and 2018, $9.9 million and $9.6 million of the warranty liability was recorded as a component of accrued expenses and other current liabilities, respectively, and $1.5 million and $1.4 million was recorded as a component of other long-term liabilities, respectively.

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

GoPro, Inc.
Notes to Consolidated Financial Statements

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
At December 31, 2019 and 2018, the Company was in compliance with all financial covenants contained in the Credit Agreement. As of December 31, 2019 and 2018, the Company had zero outstanding borrowings under the Credit Agreement.
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

GoPro, Inc.
Notes to Consolidated Financial Statements

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
As of December 31, 2019 and 2018, the outstanding principal on the Notes was $175.0 million, the unamortized debt discount was $24.3 million and $33.3 million, respectively, the unamortized debt issuance cost was $1.9 million and $2.7 million, respectively, and the net carrying amount of the liability component was $148.8 million and $139.0 million, respectively, which was recorded as long-term debt within the consolidated balance sheets. For the year ended December 31, 2019 and 2018 the Company recorded interest expense of $6.1 million for contractual coupon interest, and $0.8 million for amortization of debt issuance costs. For the year ended December 31, 2017, the Company recorded interest expense of $4.4 million for contractual coupon interest, and $0.6 million for amortization of debt issuance costs. For the year ended December 31, 2019, 2018 and 2017, the Company recorded $9.0 million, $8.1 million and $5.3 million, respectively, for amortization of the debt discount.
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

5. Stockholders’ equity
Common stock. The Company has two classes of authorized common stock: Class A common stock with 500 million shares authorized and Class B common stock with 150 million shares authorized. As of December 31, 2019, 117.9 million shares of Class A stock were issued and outstanding and 28.9 million shares of Class B stock were issued and outstanding. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting power and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock is also convertible into Class A common stock on the same basis upon any transfer, whether or not for value, except for “permitted transfers” as defined in the Company’s restated certificate of incorporation. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding. As of December 31, 2019, the Class B stock continued to represent greater than 10% of the overall outstanding shares.

GoPro, Inc.
Notes to Consolidated Financial Statements

The Company had the following shares of common stock reserved for issuance upon the exercise of equity instruments as of December 31, 2019:

(in thousands)	December 31, 2019
Stock options outstanding	3,963
Restricted stock units outstanding	8,225
Performance stock units outstanding	788
Common stock available for future grants	32,358
Total common stock shares reserved for issuance	45,334

6. Employee benefit plans
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
Employee retirement plan. The Company has a defined contribution retirement plan covering the United States and other international full-time employees that provides for voluntary employee contributions from 1% to 100% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company matches 100% of each employee’s contributions up to a maximum of 4% of the employee’s eligible compensation. The Company’s matching contributions to the plan were $4.0 million, $4.3 million and $5.5 million in 2019, 2018 and 2017, respectively.

GoPro, Inc.
Notes to Consolidated Financial Statements

Stock options
A summary of the Company’s stock option activity is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	5,993	$7.28	5.44	$7,897
Granted	527	7.42
Exercised	(2,158)	0.75
Forfeited/Cancelled	(399)	14.29
Outstanding at December 31, 2019	3,963	$10.16	6.35	$374

Vested and expected to vest at December 31, 2019	3,963	$10.16	6.35	$374
Exercisable at December 31, 2019	2,987	$11.25	5.56	$370

The weighted-average grant date fair value of all options granted and assumed was $3.70, $2.95 and $4.06 per share in 2019, 2018 and 2017, respectively. The total fair value of all options vested was $3.5 million, $6.1 million and $19.5 million in 2019, 2018 and 2017, respectively. The aggregate intrinsic value of the stock options outstanding as of December 31, 2019 represents the value of the Company’s closing stock price on the last trading day of the year in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2018	7,217	$8.15
Granted	6,104	5.70
Vested	(3,925)	8.90
Forfeited	(1,171)	7.25
Non-vested shares at December 31, 2019	8,225	$6.11

The weighted-average grant date fair value of all RSUs granted was $5.70, $5.83 and $9.40 per share in 2019, 2018 and 2017, respectively. The total fair value of all RSUs vested was $34.9 million, $41.6 million and $57.7 million in 2019, 2018 and 2017, respectively.
Performance stock units
A summary of the Company’s PSU activity is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2018	300	$5.76
Granted	819	7.51
Forfeited	(331)	5.93
Non-vested shares at December 31, 2019	788	$7.51

The weighted-average grant date fair value of all PSUs granted was $7.51 and $5.76 in 2019 and 2018, respectively. No PSUs vested in 2019 and 2018.

GoPro, Inc.
Notes to Consolidated Financial Statements

Employee stock purchase plan. In 2019, 2018 and 2017, the Company issued 958,000, 981,000 and 934,000 shares under its ESPP, respectively, at weighted-average prices of $4.13, $4.78 and $8.02, respectively.
Fair value disclosures. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. The Company recognizes compensation expense for PSUs when it is probable that the vesting conditions will be met. The fair value of stock options granted and purchases under the Company’s ESPP is estimated using the Black-Scholes option pricing model. Expected term of stock options granted was estimated based on the simplified method. Expected stock price volatility was estimated by taking the Company’s average historic volatility and if applicable, the historical volatility for industry peers based on daily price observations over a period equivalent to the expected term. Risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term. Dividend yield was zero as the Company does not have any history of, nor plans to make, dividend payments.
The fair value of stock options granted was estimated as of the grant date using the following assumptions:

	Year ended December 31,
	2019	2018	2017
Volatility	50%-52%	51%	44%-49%
Expected term (years)	6.1	5.4-6.1	5.3-5.8
Risk-free interest rate	1.5%-2.2%	2.7%-3.0%	1.8%-2.1%
Dividend yield	—%	—%	—%

The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year ended December 31,
	2019	2018	2017
Volatility	41%-54%	48%-53%	33%-36%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	1.9%-2.5%	1.8%-2.2%	0.7%-1.2%
Dividend yield	—%	—%	—%

Stock-based compensation expense. The following table summarizes stock-based compensation expense included in the consolidated statements of operations:

	Year ended December 31,
(in thousands)	2019	2018	2017
Cost of revenue	$1,902	$1,954	$1,935
Research and development	17,167	19,636	24,963
Sales and marketing	8,043	9,459	10,498
General and administrative	10,076	9,838	13,859
Total stock-based compensation expense	$37,188	$40,887	$51,255
The income tax benefit related to stock-based compensation expense was zero for 2019, 2018 and 2017 due to a full valuation allowance on the Company’s United States net deferred tax assets (see Note 8 Income taxes).
At December 31, 2019, total unearned stock-based compensation of $45.4 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 2.1 years.

GoPro, Inc.
Notes to Consolidated Financial Statements

7. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Year ended December 31,
(in thousands, except per share data)	2019	2018	2017
Numerator:
Net loss	$(14,642)	$(109,034)	$(182,873)

Denominator:
Weighted-average common shares—basic and diluted for Class A and Class B common stock	144,891	139,495	138,056

Basic and diluted net loss per share	$(0.10)	$(0.78)	$(1.32)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
(in thousands)	2019	2018	2017
Anti-dilutive stock-based awards	13,039	15,356	19,022

The Company has the intent and ability to deliver cash up to the principal amount of the Notes subject to conversion, based on the Company’s current and projected liquidity. As such, no shares associated with the Note conversion were included in the Company’s weighted-average number of common shares outstanding for any periods presented. The Company’s Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing Arrangements. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the Notes is 20.6 million shares of Class A common stock. Additionally, the calculation of weighted-average shares outstanding for the year ended December 31, 2019 and 2018 excludes approximately 9.2 million, and for the year ended December 31, 2017, excludes approximately 6.6 million shares, effectively repurchased and held in treasury stock on the consolidated balance sheets as a result of the Prepaid Forward transaction entered into in connection with the Note offering.
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

GoPro, Inc.
Notes to Consolidated Financial Statements

8. Income taxes
Loss before income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2019	2018	2017
United States	$(28,233)	$(110,318)	$(123,325)
Foreign	9,163	2,643	(53,062)
	$(19,070)	$(107,675)	$(176,387)

Income tax (benefit) expense consisted of the following:

	Year ended December 31,
(in thousands)	2019	2018	2017
Current
Federal	$(52)	$(2,821)	$(1,857)
State	48	175	240
Foreign	(4,391)	4,394	10,631
Total current	(4,395)	1,748	9,014
Deferred
Federal	—	248	(248)
Foreign	(33)	(637)	(2,280)
Total deferred	(33)	(389)	(2,528)
Income tax (benefit) expense	$(4,428)	$1,359	$6,486

	Year ended December 31,
	2019		2018		2017
(dollars in thousands)	$	%	$	%	$	%
Reconciliation to statutory rate
Tax at federal statutory rate	$(4,005)	21.0%	$(22,612)	21.0%	$(61,735)	35.0%
Change in valuation allowance	4,717	(24.7)	42,772	(39.7)	(36,497)	20.7
DTA rate change impact due to TCJA	—	—	—	—	73,423	(41.6)
Impact of foreign operations	(3,949)	20.7	3,285	(3.1)	34,039	(19.3)
Stock-based compensation	1,731	(9.1)	10,974	(10.2)	12,001	(6.8)
State income taxes, net of federal benefit	1,872	(9.8)	(2,997)	2.8	(6,469)	3.7
Impact of IRS audit	—	—	(9,687)	9.0	—	—
Restructuring adjustment	—	—	(18,694)	17.4	—	—
Tax credits	(5,123)	26.8	(5,996)	5.6	(9,957)	5.6
Permanent tax adjustments	305	(1.6)	3,786	(3.5)	—	—
Other	24	(0.1)	528	(0.6)	1,681	(1.0)
Income tax provision at effective tax rate	$(4,428)	23.2%	$1,359	(1.3)%	$6,486	(3.7)%

The effective tax rate of 23.2% for 2019 resulted from a benefit primarily related to an overall decrease in losses before income taxes, a benefit from the reversal of a previously accrued tax provision on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and settlements with certain taxing jurisdictions, partially offset by the valuation allowance on United States federal and state net deferred tax assets and a shortfall tax impact from stock-based compensation. The negative effective tax rate of 1.3% for 2018 resulted from a benefit related to the conclusion of the IRS audit and a benefit related to the set up and the activity of disregarded entities (foreign branches) for United States tax purposes, partially offset by the valuation

GoPro, Inc.
Notes to Consolidated Financial Statements

allowance on United States federal and state net deferred tax assets and a shortfall tax impact from stock-based compensation. Overall, the provision for income taxes in each period has differed from the tax computed at the United States federal statutory tax rates due to changes in the valuation allowance, the effect of non-United States operations, deductible and non-deductible stock-based compensation expense, states income taxes, United States research and development tax credits, and other adjustments.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company did not have any significant deferred tax liabilities for the periods presented. Significant components of the Company’s deferred tax assets were as follows:

	Year ended December 31,
(in thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$163,832	$166,281
Tax credit carryforwards	75,624	70,189
Stock-based compensation	5,710	6,414
Allowance for returns	4,150	3,147
Intangible assets	5,384	4,591
Depreciation and amortization	—	609
Accruals and reserves	23,857	20,975
Total deferred tax assets	278,557	272,206
Valuation allowance	(277,693)	(271,374)
Net deferred tax assets, net of valuation allowance	$864	$832

Recognition of deferred tax assets is appropriate when the realization of such assets is more likely than not. Based upon the weight of available evidence, the Company believes it is not more likely than not that the United States deferred tax assets will be realized. Accordingly, a valuation allowance has been established and maintained against United States deferred tax assets. The remaining deferred tax asset balances at December 31, 2019 reflect foreign deferred tax assets in each jurisdiction and are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that the Company’s foreign deferred tax assets will be realized and thus, a valuation allowance is not required on its foreign deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward. The Company’s valuation allowance increased by $6.3 million to $277.7 million as of December 31, 2019, primarily due to a $5.0 million change in United States deferred tax assets and a $1.6 million change due to the adoption of new accounting standards, partially offset by a $0.3 million change in other deferred tax assets.
As of December 31, 2019, the Company’s federal, California and other state net operating loss carryforwards for income tax purposes were $635.2 million, $235.4 million and $230.5 million, net of reserves, respectively. Also, the Company’s federal and California state tax credit carryforwards were $44.0 million and $40.0 million, net of reserves, respectively. If not utilized, federal net operating losses that arose before 2018, federal credit and California loss carryforwards will begin to expire from 2030 to 2038, while other state loss carryforwards will begin to expire from 2020 to 2039. Federal net operating losses that arise after 2017 and all California tax credits will be carried forward indefinitely.
Under the provisions of §382 of the Internal Revenue Code, a change of control may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards that can be used to reduce future tax liabilities. Of the Company’s total $635.2 million federal net operating loss carryforwards, approximately $8.1 million was from one of the Company’s acquisitions in 2016. These acquired tax attributes are subject to an annual limitation of $1.7 million per year for federal purposes and will begin to expire in the year 2034, if not utilized.

GoPro, Inc.
Notes to Consolidated Financial Statements

Uncertain income tax positions. The Company had gross unrecognized tax benefits of $27.2 million, $32.6 million and $58.6 million, as of December 31, 2019, 2018 and 2017, respectively. For fiscal year 2019, 2018 and 2017, total unrecognized income tax benefits were $12.5 million, $17.3 million and $19.8 million, respectively, and if recognized, would reduce income tax expense after considering the impact of the change in the valuation allowance in the United States. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances.
These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions and tax positions based on the Company’s interpretation of certain United States trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months it is possible that up to $13.0 million of uncertain tax position could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits are as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Balance at January 1	$32,556	$58,584	$56,909
Increase related to current year tax positions	250	483	20,002
Decrease related to tax rate change for current year tax positions	—	—	(2,299)
Increase related to prior year tax positions	—	445	—
Decrease related to prior year tax positions	(5,628)	(26,956)	(3,927)
Decrease related to tax rate change for prior year tax positions	—	—	(12,101)
	$27,178	$32,556	$58,584

The Company’s policy is to account for interest and penalties related to income tax liabilities within the provision for income taxes. The balances of accrued interest and penalties recorded in the balance sheets and provision were not material for any period presented.
The Company files income tax returns in the United States and in non-United States jurisdictions. As of December 31, 2019, the Company continues to assert indefinite reinvestment to the extent of any foreign withholding taxes on the undistributed earnings related to these foreign branches. Any foreign withholding tax on these earnings is deemed not to be material.

9. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.
The components of net lease cost, which were recorded in operating expenses, were as follows:

	Year ended December 31,
(in thousands)	2019 (1)	2018 (2)	2017 (2)
Operating lease cost	$17,811	$13,649	$19,128
Sublease income	(656)	(765)	(677)
Net lease cost	$17,155	$12,884	$18,451

(1)	Operating lease cost includes variable lease costs, which are immaterial.

(2)	Represents rent expense and sublease income under ASC 840, Leases.

GoPro, Inc.
Notes to Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows:

(in thousands)	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,015
Right-of-use assets obtained in exchange for new operating lease liabilities	13,287

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Weighted-average remaining lease term (in years) - operating leases	6.44
Weighted-average discount rate - operating leases	6.2%

As of December 31, 2019, maturities of operating lease liabilities under ASC 842, Leases, were as follows:

(in thousands)	December 31, 2019
2020	$13,339
2021	13,651
2022	12,803
2023	12,035
2024	11,897
Thereafter	25,065
Total lease payments	88,790
Less: Imputed interest	(16,722)
Present value of lease liabilities	$72,068

As of December 31, 2018, future minimum lease payments under ASC 840, Leases, were as follows:

(in thousands)	December 31, 2018
2019	$14,845
2020	17,654
2021	17,763
2022	17,552
2023	17,052
Thereafter	22,951
Total lease payments	$107,817

Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of December 31, 2019, future commitments were as follows:

(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Sponsorship commitments	$3,215	$1,682	$1,083	$450	$—	$—	$—
Other contractual commitments	36,614	22,006	12,867	1,741	—	—	—
Long-term debt (1)	175,000	—	—	175,000	—	—	—
Total contractual cash obligations	$214,829	$23,688	$13,950	$177,191	$—	$—	$—

(1)	The Company's convertible senior notes are due April 2022. Refer to Note 4 Financing Arrangements.

GoPro, Inc.
Notes to Consolidated Financial Statements

Legal proceedings and investigations
On February 13, 2018 and February 27, 2018, two purported shareholder derivative lawsuits (the Consolidated Federal Derivative Actions) were filed in the United States District Court for the Northern District of California against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The Consolidated Federal Derivative Actions are based on allegations similar to those in two now-resolved shareholder class actions - one filed in 2016 which was settled and received final approval of the Court on September 20, 2019, and the other filed in 2018 which had final judgment entered in favor of defendants on June 24, 2019, following the Court’s granting of defendants’ motion to dismiss. The Consolidated Federal Derivative Actions assert causes of action against the individual defendants for breach of fiduciary duty, and for making false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek corporate reforms, disgorgement of profits from stock sales, and fees and costs. The Consolidated Federal Derivative Actions are currently stayed.
Different shareholders filed two similar purported shareholder derivative actions on October 30, 2018 and November 7, 2018 in the Delaware Court of Chancery (the Consolidated Delaware Derivative Actions). Defendants’ motion to dismiss the Consolidated Delaware Derivative Actions is pending.
Other shareholders filed similar purported shareholder derivative actions on December 26, 2018, February 15, 2019, and January 27, 2020 in the Delaware Court of Chancery. Those actions are either stayed or defendants’ time to respond to the complaint has not yet passed.
On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras sold after November 2014. On November 30, 2015, Contour dismissed the Utah action. On November 30, 2015, Contour IP Holdings LLC (“CIPH”), a non-practicing entity re-filed a similar complaint in Delaware seeking unspecified damages. GoPro filed an inter partes review (IPR) at the US Patent and Trademark Office. The case was transferred to the Northern District of California in July 2017 and was stayed in favor of the IPR proceedings, most recently on December 12, 2018. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019. On October 8, 2019, the court entered a schedule for the remainder of the case, with trial currently scheduled to begin on August 31, 2020. We believe that this matter lacks merit and we intend to vigorously defend against CIPH.
We regularly evaluate the associated developments of the legal proceedings described above, as well as other legal proceedings that arise in the ordinary course of business. While litigation is inherently uncertain, based on the currently available information, we are unable to determine a range of loss, and do not believe the ultimate cost to resolve these matters will have a material adverse effect on our business, financial condition, cash flows or results of operations.
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of December 31, 2019, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

10. Concentrations of risk and geographic information
Customer concentration. Financial instruments which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within management’s expectations.
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

GoPro, Inc.
Notes to Consolidated Financial Statements

	December 31, 2019	December 31, 2018
Customer A	15%	*
Customer B	11%	11%
Customer C	*	12%

* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Year ended December 31,
(in thousands)	2019	2018	2017
Accounts receivable sold	$120,728	$126,220	$178,300
Factoring fees	1,509	1,639	1,630

Customers who represented 10% or more of the Company’s total revenue were as follows:

	Year ended December 31,
	2019	2018	2017
Customer A	11%	13%	15%

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
Geographic information
Revenue by geographic region was as follows:

	Year ended December 31,			2019 vs 2018	2018 vs 2017
(in thousands)	2019	2018	2017	% Change	% Change
Americas	$523,975	$494,797	$582,917	6%	(15)%
Europe, Middle East and Africa (EMEA)	359,187	366,438	333,454	(2)	10
Asia and Pacific (APAC)	311,489	287,102	263,370	8	9
Total revenue	$1,194,651	$1,148,337	$1,179,741	4%	(3)%

Revenue in the United States, which is included in the Americas geographic region, was $429.9 million, $401.1 million and $497.0 million for 2019, 2018 and 2017, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of December 31, 2019 and 2018, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and Mainland China, were $11.0 million and $15.9 million, respectively.

GoPro, Inc.
Notes to Consolidated Financial Statements

11. Restructuring charges
Restructuring charges for each period were as follows:

	Year ended December 31,
(in thousands)	2019	2018	2017
Cost of revenue	$54	$1,379	$634
Research and development	585	12,794	10,092
Sales and marketing	314	5,291	7,047
General and administrative	501	3,279	2,519
Total restructuring charges	$1,454	$22,743	$20,292

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
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities on the consolidated balance sheet under the first quarter 2018 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2017	$—	$—	$—
Restructuring charges	14,107	3,686	17,793
Cash paid	(12,460)	(1,988)	(14,448)
Non-cash settlements	(528)	(1,299)	(1,827)
Restructuring liability as of December 31, 2018	1,119	399	1,518
Restructuring charges	—	8	8
Cash paid	(1,095)	(25)	(1,120)
Non-cash reductions	(24)	(264)	(288)
Restructuring liability as of December 31, 2019	$—	$118	$118

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

GoPro, Inc.
Notes to Consolidated Financial Statements

The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities, and other long-term liabilities on the consolidated balance sheet under the first quarter 2017 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2016	$—	$—	$—
Restructuring charges (1)	10,312	6,654	16,966
Cash paid	(9,509)	(151)	(9,660)
Non-cash reductions	(803)	(2,953)	(3,756)
Restructuring liability as of December 31, 2017	—	3,550	3,550
Restructuring charges (1)	—	4,783	4,783
Cash paid	—	(3,293)	(3,293)
Non-cash charges	—	627	627
Restructuring liability as of December 31, 2018	—	5,667	5,667
Restructuring charges (1)	—	1,395	1,395
Cash paid	—	(2,257)	(2,257)
Non-cash reductions	—	(335)	(335)
Restructuring liability as of December 31, 2019	$—	$4,470	$4,470

(1)
Includes lease termination charges, which is included in accrued expenses and other current liabilities, and other long-term liabilities in the accompanying consolidated balance sheets, and totaled $4.5 million as of December 31, 2019.

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
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities on the consolidated balance sheet under the fourth quarter 2016 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2016	$9,660	$879	$10,539
Restructuring charges	2,134	1,055	3,189
Cash paid	(11,411)	(1,884)	(13,295)
Non-cash settlements	17	—	17
Restructuring liability as of December 31, 2017	400	50	450
Restructuring charges	143	—	143
Cash paid	(244)	—	(244)
Restructuring liability as of December 31, 2018	299	50	349
Restructuring charges	51	—	51
Cash paid	(78)	—	(78)
Non-cash reductions	—	(50)	(50)
Restructuring liability as of December 31, 2019	$272	$—	$272

GoPro, Inc.
Notes to Consolidated Financial Statements

Schedule II
GoPro, Inc.
VALUATION AND QUALIFYING ACCOUNTS
For the year ended December 31, 2019, 2018 and 2017

(in thousands)	Balance at Beginning of Year	Charges to Revenue	Charges (Benefits) to Expense	Charges to Other Accounts - Equity	Deductions/Write-offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2019	$500	$—	$616	$—	$(286)	$830
Year ended December 31, 2018	750	—	199	—	(449)	500
Year ended December 31, 2017	1,281	—	(263)	—	(268)	750
Valuation allowance for deferred tax assets:
Year ended December 31, 2019	$271,374	$—	$4,717	$1,602	$—	$277,693
Year ended December 31, 2018	226,458	—	42,772	2,144	—	271,374
Year ended December 31, 2017	110,433	—	(36,497)	152,522	—	226,458

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 11. Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

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

3.	Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Restated Certificate of Incorporation of the Registrant, with Certificate of Change of Registered Agent and/or Registered Office	10-K	001-36514	3.01	February 15, 2019
3.02	Amended and Restated Bylaws of the Registrant.	S-1	333-200038	3.02	November 10, 2014
4.01	Form of Registrant’s Class A common stock certificate.	S-1	333-196083	4.01	May 19, 2014
4.08	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act					X
10.01*	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-196083	10.01	May 19, 2014
10.02*	Form of Change in Control Severance Agreement.	S-1	333-196083	10.09	May 19, 2014
10.03*	2010 Equity Incentive Plan, as amended, and form of stock option agreement and restricted stock unit agreement.	S-1	333-196083	10.02	May 19, 2014
10.04*	2014 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-36514	10.03	July 29, 2016
10.05*	2014 Employee Stock Purchase Plan and forms thereunder.	S-1/A	333-196083	10.04	June 11, 2014
10.06*	Executive Severance Policy.	10-K	001-36514	10.06	February 15, 2019
10.07*	Employment Letter to Nicholas Woodman from the Registrant, dated June 2, 2014.	S-1/A	333-196083	10.16	June 11, 2014
10.08*	Waiver Agreement dated January 1, 2018 by and between Nicholas Woodman and the Registrant.	10-K	001-36514	10.17	February 16, 2018
10.09*	Offer Letter to Eve Saltman from the Registrant, dated March 7, 2018.	10-Q	001-36514	10.02	May 4, 2018
10.10*	Offer Letter to Brian McGee from the Registrant, dated September 3, 2015.	10-K	001-36514	10.12	February 16, 2017
10.11*	Offer Letter to Sandor Barna from the Registrant, dated July 8, 2015	10-K	001-36514	10.11	February 15, 2019
10.12*	Officer Letter to Sandor Barna from the Registrant, dated February 12, 2018	10-Q	001-36514	10.01	May 4, 2018
10.13	Office Lease Agreement, dated as of November 1, 2011, by and between Locon San Mateo, LLC and the Registrant, as amended, and other leases for the Registrant’s headquarters.	S-1	333-196083	10.12	May 19, 2014
10.14	Eighth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated February 24, 2016.	10-K	001-36514	10.15	February 16, 2017

10.15	Ninth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated August 3, 2016.	10-K	001-36514	10.16	February 16, 2017
10.16	Credit Agreement by and among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A. dated March 25, 2016.	10-Q	001-36514	10.17	May 6, 2016
10.17	Forward Stock Purchase Transaction, dated April 6, 2017, between the Company and JPMorgan Chase Bank, National Association.	8-K	001-36514	10.1	April 7, 2017
10.18	First Amendment, dated August 12, 2016, to Office Lease Agreement dated November 1, 2011, between the Company and RAR2-Clearview Business Park Owner, LLC.	10-Q	001-36514	10.02	August 4, 2017
10.19	Tenth amendment to Office Lease Agreement by and between HG Clearview Owner LLC and the Registrant, dated April 30, 2019	10-Q	001-36514	10.01	May 10, 2019
10.20	Amendment No. 1, dated June 28, 2019, to Credit Agreement by and among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A. dated March 25, 2016					X
10.21	Amendment No. 2, dated September 27, 2019, to Credit Agreement by and among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A. dated March 25, 2016					X
21.01	List of Subsidiaries.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL For the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X

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

GoPro, Inc.
(Registrant)

Dated:	February 14, 2020	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	February 14, 2020	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

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

	Name	Title	Date

By:	/s/ Nicholas Woodman	Chief Executive Officer and Chairman	February 14, 2020
	Nicholas Woodman	(Principal Executive Officer)

By:	/s/ Brian McGee	Chief Financial Officer and Chief Operating Officer	February 14, 2020
	Brian McGee	(Principal Financial and Accounting Officer)

By:	/s/ Tyrone Ahmad-Taylor	Director	February 14, 2020
Tyrone Ahmad-Taylor

By:	/s/ Kenneth Goldman	Director	February 14, 2020
Kenneth Goldman

By:	/s/ Peter Gotcher	Director	February 14, 2020
Peter Gotcher

By:	/s/ James Lanzone	Director	February 14, 2020
James Lanzone

By:	/s/ Alexander Lurie	Director	February 14, 2020
Alexander Lurie

By:	/s/ Susan Lyne	Director	February 14, 2020
Susan Lyne

By:	/s/ Frederic Welts	Director	February 14, 2020
Frederic Welts

By:	/s/ Lauren Zalaznick	Director	February 14, 2020
Lauren Zalaznick