Form 10-Q
period 2020-03-31
GoPro, Inc.
filed 2020-05-07
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2020, 128,686,214 and 28,887,835 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$117,435	$150,301
Marketable securities	7,495	14,847
Accounts receivable, net	50,991	200,634
Inventory	172,022	144,236
Prepaid expenses and other current assets	24,942	25,958
Total current assets	372,885	535,976
Property and equipment, net	33,670	36,539
Operating lease right-of-use assets	51,086	53,121
Intangible assets, net	3,925	5,247
Goodwill	146,459	146,459
Other long-term assets	15,013	15,461
Total assets	$623,038	$792,803

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,776	$160,695
Accrued expenses and other current liabilities	97,543	141,790
Short-term operating lease liabilities	8,871	9,099
Deferred revenue	14,421	15,467
Short-term debt	30,000	—
Total current liabilities	214,611	327,051
Long-term taxes payable	14,101	13,726
Long-term debt	151,392	148,810
Long-term operating lease liabilities	60,351	62,961
Other long-term liabilities	5,085	6,726
Total liabilities	445,540	559,274

Commitments, contingencies and guarantees (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 119,472 and 117,922 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 28,888 and 28,897 shares issued and outstanding, respectively	938,372	930,875
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(647,261)	(583,733)
Total stockholders’ equity	177,498	233,529
Total liabilities and stockholders’ equity	$623,038	$792,803
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2020	2019
Revenue	$119,400	$242,708
Cost of revenue	80,973	162,361
Gross profit	38,427	80,347
Operating expenses:
Research and development	32,281	37,464
Sales and marketing	43,502	47,290
General and administrative	18,758	15,881
Total operating expenses	94,541	100,635
Operating loss	(56,114)	(20,288)
Other income (expense):
Interest expense	(4,843)	(4,527)
Other income (expense), net	(172)	828
Total other expense, net	(5,015)	(3,699)
Loss before income taxes	(61,129)	(23,987)
Income tax expense	2,399	378
Net loss	$(63,528)	$(24,365)

Basic and diluted net loss per share	$(0.43)	$(0.17)

Weighted-average number of shares outstanding, basic and diluted	147,560	142,601
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2020	2019
Operating activities:
Net loss	$(63,528)	$(24,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,983	6,850
Non-cash operating lease cost	2,035	2,626
Stock-based compensation	7,637	9,785
Deferred income taxes	6	(38)
Non-cash restructuring charges	—	(201)
Non-cash interest expense	2,373	2,142
Other	672	(329)
Changes in operating assets and liabilities:
Accounts receivable, net	149,263	11,260
Inventory	(27,786)	(2,512)
Prepaid expenses and other assets	1,272	5,761
Accounts payable and other liabilities	(144,517)	(74,640)
Deferred revenue	(1,694)	(1,323)
Net cash used in operating activities	(68,284)	(64,984)

Investing activities:
Purchases of property and equipment, net	(795)	(724)
Purchases of marketable securities	—	(6,948)
Maturities of marketable securities	7,330	4,400
Sale of marketable securities	—	1,889
Asset acquisition	(438)	—
Net cash provided by (used in) investing activities	6,097	(1,383)

Financing activities:
Proceeds from issuance of common stock	1,887	3,812
Taxes paid related to net share settlement of equity awards	(2,003)	(2,673)
Proceeds from borrowings	30,000	—
Net cash provided by financing activities	29,884	1,139
Effect of exchange rate changes on cash and cash equivalents	(563)	74
Net change in cash and cash equivalents	(32,866)	(65,154)
Cash and cash equivalents at beginning of period	150,301	152,095
Cash and cash equivalents at end of period	$117,435	$86,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2018	141,067	$894,755	$(113,613)	$(569,030)	$212,112
Common stock issued under employee benefit plans, net of shares withheld for tax	3,293	3,761	—	—	3,761
Taxes paid related to net share settlements	—	(2,673)	—	—	(2,673)
Stock-based compensation expense	—	9,782	—	—	9,782
Cumulative effect of adoption of new accounting standard	—	—	—	(61)	(61)
Net loss	—	—	—	(24,365)	(24,365)
Balances at March 31, 2019	144,360	$905,625	$(113,613)	$(593,456)	$198,556

Balances at December 31, 2019	146,818	$930,875	$(113,613)	$(583,733)	$233,529
Common stock issued under employee benefit plans, net of shares withheld for tax	1,542	1,863	—	—	1,863
Taxes paid related to net share settlements	—	(2,003)	—	—	(2,003)
Stock-based compensation expense (Note 5)	—	7,637	—	—	7,637
Net loss	—	—	—	(63,528)	(63,528)
Balances at March 31, 2020	148,360	$938,372	$(113,613)	$(647,261)	$177,498
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. and its subsidiaries (GoPro or the Company) helps its consumers celebrate and share their experiences in immersive and exciting ways. The Company is committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. To date, the Company’s cameras, mountable and wearable accessories, and subscription services have generated substantially all of its revenue. The Company sells its products globally on its website, and through retailers and wholesale distributors. The Company’s global corporate headquarters are located in San Mateo, California.
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30. The Company’s operating results, financial position and cash flows were negatively impacted by the COVID-19 pandemic and as a result, the Company accelerated a shift in its sales channel strategy to focus more on direct-to-consumer sales through gopro.com, and implemented a restructuring plan in April 2020 which primarily impacted the Company’s global workforce, sales and marketing expenses, and leased facilities. The Company expects these actions to impact its financial results starting in the second quarter of 2020 and expects these actions will reduce operating expenses and accelerate its ability to achieve profitability, thus providing sufficient resources to continue as a going concern for at least one year from the date of issuance of the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q. The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected for the full fiscal year or any other future period. The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2019. There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in its Annual Report.
Principles of consolidation. These condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), stock-based compensation, inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating leases, intangible assets and goodwill), income taxes and going concern. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The extent and continued impact of COVID-19 has been taken into account in making the significant assumptions and estimates related to the above, however if the duration and spread of the outbreak, the impact on our customers, and the effect on our contract manufacturers, vendors and supply chains is different from the Company’s estimates and assumptions, then actual results could differ materially. Given the uncertainty with respect to COVID-19, the Company’s estimates and assumptions may evolve as conditions change. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the condensed consolidated statements of comprehensive income (loss) have been omitted.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
The Company's standard terms and conditions of sale for non-web-based sales do not allow for product returns other than under warranty. However, the Company grants limited rights of return, primarily to certain large retailers. The Company reduces revenue and cost of sales for the estimated returns based on analyses of historical return trends by customer class and other factors. An estimated return liability along with a right to recover assets are recorded for future product returns. Return trends are influenced by product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality and other factors. Return rates may fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future product returns.
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
The transaction prices allocated to the delivered hardware, related embedded firmware and free software solutions are recognized as revenue at the time of sale, provided the conditions for recognition of revenue have been met. The transaction price allocated to PCS is deferred and recognized as revenue on a straight-line basis over the estimated term of the support period, which is estimated to be 15 months based on historical experience. Deferred revenue as of March 31, 2020 and 2019 also included immaterial amounts related to the Company’s

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

GoPro Care and GoPro Plus fee-based service offerings. The Company’s short-term and long-term deferred revenue balances totaled $14.8 million and $16.6 million as of March 31, 2020 and December 31, 2019, respectively, and the Company recognized $5.8 million and $5.7 million of related revenue during the quarter ended March 31, 2020 and 2019, respectively.
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
Standards that were adopted
Intangible - Goodwill and Other ASU No. 2017-04 (Topic 350)
This standard simplifies the accounting for goodwill and removes Step 2 of the annual goodwill impairment test. Upon adoption, goodwill impairment is determined based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is applied on a prospective transition method.
		January 1, 2020	The new standard did not impact the Company’s condensed consolidated financial statements and related disclosures.
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ASU No. 2016-13 (Topic 326)
The standard changes the impairment model for most financial assets and replaces the existing incurred loss model with a current expected credit loss (CECL) model. The standard is applied on a modified retrospective approach.
January 1, 2020
The Company’s allowance for doubtful accounts and valuation of available-for-sale securities are subject to this standard. The Company concluded the standard does not have a material impact on its condensed consolidated financial statements and related disclosures.

Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	March 31, 2020			December 31, 2019
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$11,839	$—	$11,839	$4,413	$—	$4,413
Total cash equivalents	$11,839	$—	$11,839	$4,413	$—	$4,413
Marketable securities:
Corporate debt securities	$—	$7,495	$7,495	$—	$14,847	$14,847
Total marketable securities	$—	$7,495	$7,495	$—	$14,847	$14,847

(1)
Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. Cash balances were $105.6 million and $145.9 million as of March 31, 2020 and December 31, 2019, respectively.

Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of March 31, 2020 and December 31, 2019 were all less than one year in duration. At March 31, 2020 and December 31, 2019, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At March 31, 2020 and December 31, 2019, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (Notes) (see Note 4 Financing Arrangements). The estimated fair value of the Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the Notes of $154.0 million, is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.

3. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	March 31, 2020	December 31, 2019
Components	$24,413	$20,370
Finished goods	147,609	123,866
Total inventory	$172,022	$144,236

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Property and equipment, net

(in thousands)	March 31, 2020	December 31, 2019
Leasehold improvements	$50,740	$50,736
Production, engineering and other equipment	45,833	45,649
Tooling	18,670	19,216
Computers and software	22,355	21,719
Furniture and office equipment	10,865	10,846
Tradeshow equipment and other	7,078	7,009
Construction in progress	45	45
Gross property and equipment	155,586	155,220
Less: Accumulated depreciation and amortization	(121,916)	(118,681)
Property and equipment, net	$33,670	$36,539

Intangible assets

	March 31, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$51,066	$(47,156)	$3,910
Domain name	15	—	15
Total intangible assets	$51,081	$(47,156)	$3,925

	December 31, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$50,501	$(45,269)	$5,232
Domain name	15	—	15
Total intangible assets	$50,516	$(45,269)	$5,247

Amortization expense was $1.9 million and $2.1 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2020 (remaining 9 months)	$2,711
2021	1,152
2022	47
$3,910

Other long-term assets

(in thousands)	March 31, 2020	December 31, 2019
Point of purchase (POP) displays	$7,450	$7,595
Long-term deferred tax assets	858	864
Deposits and other	6,705	7,002
Other long-term assets	$15,013	$15,461

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Accrued expenses and other current liabilities

(in thousands)	March 31, 2020	December 31, 2019
Accrued payables	$32,225	$42,153
Accrued sales incentives	22,798	39,120
Employee related liabilities	6,943	20,494
Return liability	10,663	14,854
Warranty liability	7,350	9,899
Inventory received	7,936	5,737
Customer deposits	3,474	2,063
Purchase order commitments	2,077	1,710
Income taxes payable	977	1,166
Other	3,100	4,594
Accrued expenses and other current liabilities	$97,543	$141,790

Product warranty

	Three months ended March 31,
(in thousands)	2020	2019
Beginning balance	$11,398	$10,971
Charged to cost of revenue	1,717	6,149
Settlement of warranty claims	(4,161)	(5,527)
Warranty liability	$8,954	$11,593
At March 31, 2020 and December 31, 2019, $7.4 million and $9.9 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $1.6 million and $1.5 million, respectively, was recorded as a component of other long-term liabilities.

4. Financing Arrangements
For a discussion around the Company’s liquidity requirements for at least one year from the issuance of these financial statements, see Note 1 Summary of business and significant accounting policies, to the Notes to Condensed Consolidated Financial Statements.
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
The amount that may be borrowed under the Credit Facility is determined at periodic intervals and is based upon the Company’s inventory and accounts receivable balances. Borrowed funds accrue interest based on an annual rate of (a) London Interbank Offered Rate (LIBOR) or (b) the administrative agent’s base rate, plus an applicable margin of between 1.50% and 2.00% for LIBOR rate loans, and between 0.50% and 1.00% for base rate loans. The Company is required to pay a commitment fee on the unused portion of the Credit Facility of 0.25% or 0.375% per annum, based on the level of utilization of the Credit Facility. Amounts owed under the Credit Agreement and related credit documents are guaranteed by GoPro, Inc. and its material subsidiaries. GoPro, Inc. has also granted security interests in substantially all of its assets to collateralize this obligation.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
At March 31, 2020 and December 31, 2019, the Company was in compliance with all financial covenants contained in the Credit Agreement. As of March 31, 2020, the Company could borrow up to $70.2 million and had $30.0 million borrowings outstanding on the Credit Facility. As of December 31, 2019, the Company had zero borrowings outstanding on the Credit Facility.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

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
As of March 31, 2020 and December 31, 2019, the outstanding principal on the Notes was $175.0 million, the unamortized debt discount was $21.9 million and $24.3 million, respectively, the unamortized debt issuance cost was $1.7 million and $1.9 million, respectively, and the net carrying amount of the liability component was $151.4 million and $148.8 million, respectively, which was recorded as long-term debt within the condensed consolidated balance sheets. For the three months ended March 31, 2020 and 2019, the Company recorded interest expense of $1.5 million for contractual coupon interest, $0.2 million for amortization of debt issuance costs, and $2.4 million and $2.1 million, respectively, for amortization of the debt discount.
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

5. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within ten years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2014 Plan generally vest over three years based upon continued service and the Company achieving certain revenue targets, and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. For additional information regarding the Company’s equity incentive plans, refer to the 2019 Annual Report.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Stock options
A summary of the Company’s stock option activity for the three months ended March 31, 2020 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	3,963	$10.16	6.35	$374
Granted	631	4.08
Exercised	(7)	0.94
Forfeited/Cancelled	(320)	10.46
Outstanding at March 31, 2020	4,267	$9.25	6.48	$157

Vested and expected to vest at March 31, 2020	4,267	$9.25	6.48	$157
Exercisable at March 31, 2020	2,934	$11.01	5.25	$157

The aggregate intrinsic value of the stock options outstanding as of March 31, 2020 represents the value of the Company’s closing stock price on March 31, 2020 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the three months ended March 31, 2020 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2019	8,225	$6.11
Granted	4,231	4.08
Vested	(1,328)	6.63
Forfeited	(377)	6.32
Non-vested shares at March 31, 2020	10,751	$5.24

Performance stock units
A summary of the Company’s PSU activity for the three months ended March 31, 2020 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2019	788	$7.51
Granted	1,035	4.08
Vested	(144)	7.51
Forfeited	(363)	7.51
Non-vested shares at March 31, 2020	1,316	$4.81

Employee stock purchase plan. For the three months ended March 31, 2020 and 2019, the Company issued 556,000 and 458,000 shares under its ESPP, respectively, at weighted-average prices of $3.38 and $4.96, respectively.
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options granted and ESPP issuance is estimated using the Black-Scholes option pricing model. The fair value of RSUs

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

and PSUs are determined using the Company’s closing stock price on the date of grant. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its 2019 Annual Report.
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three months ended March 31,
(in thousands)	2020	2019
Cost of revenue	$503	$513
Research and development	3,022	4,677
Sales and marketing	1,717	2,213
General and administrative	2,395	2,382
Total stock-based compensation expense	$7,637	$9,785
The income tax benefit related to stock-based compensation expense was zero for the three months ended March 31, 2020 and 2019 due to a full valuation allowance on the Company’s United States net deferred tax assets (see Note 7 Income taxes).
At March 31, 2020, total unearned stock-based compensation of $53.2 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 2.5 years.

6. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended March 31,
(in thousands, except per share data)	2020	2019
Numerator:
Net loss	$(63,528)	$(24,365)

Denominator:
Weighted-average common shares—basic and diluted for Class A and Class B common stock	147,560	142,601

Basic and diluted net loss per share	$(0.43)	$(0.17)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2020	2019
Anti-dilutive stock-based awards	14,000	12,945

The Company has the intent and ability to deliver cash up to the principal amount of the Notes subject to conversion, based on the Company’s current and projected liquidity. As such, no shares associated with the Note conversion were included in the Company’s weighted-average number of common shares outstanding for any periods presented. The Company’s Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing Arrangements. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the Notes is 20.6 million shares of Class A common stock. Additionally, the calculation of weighted-average shares outstanding for the

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

three months ended March 31, 2020 and 2019 excludes approximately 9.2 million shares, effectively repurchased and held in treasury stock on the condensed consolidated balance sheets as a result of the Prepaid Forward transaction entered into in connection with the Note offering.
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
The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate, adjusted for the effect of discrete items arising in that quarter. The Company also excludes jurisdictions with a projected loss for the year (or year-to-date loss) where the Company cannot or does not expect to recognize a tax benefit from its estimated annual effective tax rate. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

	Three months ended March 31,
(dollars in thousands)	2020	2019
Income tax expense	$2,399	$378
Effective tax rate	(3.9)%	(1.6)%

The Company recorded an income tax expense of $2.4 million for the three months ended March 31, 2020, on a pre-tax net loss of $61.1 million, which resulted in a negative effective tax rate of 3.9%. The Company’s income tax expense for the three months ended March 31, 2020, was primarily composed of $2.3 million of tax expense incurred on pre-tax income, and discrete items that included a $1.1 million of net non-deductible equity tax expense for employee stock-based compensation and $0.1 million of tax expense relating to the foreign provision to income tax returns adjustments, partially offset by a net decrease in the valuation allowance of $1.1 million.
For the three months ended March 31, 2019, the Company recorded an income tax expense of $0.4 million on a pre-tax net loss of $24.0 million, which resulted in a negative effective tax rate of 1.6%. The Company’s income tax expense for the three months ended March 31, 2019, was primarily composed of $0.5 million of tax expense incurred on pre-tax income, and one-time items that included $1.3 million of net excess tax benefits for employee stock-based compensation and $0.3 million tax benefit for release of long-term tax payable attributable to the tax statute of limitations, partially offset by a $1.4 million net increase in the valuation allowance and $0.1 million tax expense relating to other items. Further, for both the three months ended March 31, 2020, and 2019, while the Company incurred pre-tax losses in the United States, the Company does not expect to recognize any tax benefits on pretax losses in the United States due to a full valuation allowance recorded against its United States deferred tax assets.
At March 31, 2020 and December 31, 2019, the Company’s gross unrecognized tax benefits were $27.5 million and $27.2 million, respectively. If recognized, $13.1 million of these unrecognized tax benefits (net of United States federal benefit) at March 31, 2020 would reduce income tax expense after considering the impact of

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

the change in the valuation allowance in the United States. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions and tax positions based on the Company’s interpretation of certain United States trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months, it is possible that up to $13.0 million of uncertain tax position could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law on March 27, 2020, to respond to the economic challenges due to COVID-19. The Company reviewed the tax impact of the CARES Act and determined that the annual effective tax rate is not materially impacted.
8. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.
The components of net lease cost, which were recorded in operating expenses, were as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Operating lease cost (1)	$4,207	$5,105
Sublease income	(129)	(231)
Net lease cost	$4,078	$4,874

(1)	Operating lease cost includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,083	$4,736
Right-of-use assets obtained in exchange for new operating lease liabilities	176	1,018

Supplemental balance sheet information related to leases was as follows:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years) - operating leases	6.23	6.44
Weighted-average discount rate - operating leases	6.2%	6.2%

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

As of March 31, 2020, maturities of operating lease liabilities were as follows:

(in thousands)	March 31, 2020
2020 (remaining 9 months)	$9,522
2021	13,659
2022	12,803
2023	12,035
2024	11,897
Thereafter	25,065
Total lease payments	84,981
Less: Imputed interest	(15,605)
Present value of lease liabilities	$69,376

Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of March 31, 2020, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $212.1 million.
Legal proceedings and investigations. On February 13, 2018 and February 27, 2018, two purported shareholder derivative lawsuits (the Consolidated Federal Derivative Actions) were filed in the United States District Court for the Northern District of California against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The Consolidated Federal Derivative Actions are based on allegations similar to those in two now-resolved shareholder class actions - one filed in 2016 which was settled and received final approval of the Court on September 20, 2019, and the other filed in 2018 which had final judgment entered in favor of defendants on June 24, 2019, following the Court’s granting of defendants’ motion to dismiss. The Consolidated Federal Derivative Actions assert causes of action against the individual defendants for breach of fiduciary duty, and for making false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek corporate reforms, disgorgement of profits from stock sales, and fees and costs. The Consolidated Federal Derivative Actions are currently stayed.
Different shareholders filed two similar purported shareholder derivative actions on October 30, 2018 and November 7, 2018 in the Delaware Court of Chancery (the Consolidated Delaware Derivative Actions). On April 28, 2020, the Court granted defendants’ motion to dismiss the Consolidated Delaware Derivative Actions with prejudice.
Other shareholders filed similar purported shareholder derivative actions on December 26, 2018, February 15, 2019, and January 27, 2020 in the Delaware Court of Chancery. Those actions are either stayed or defendants’ time to respond to the complaint has not yet passed.
On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. On November 30, 2015, Contour dismissed the Utah action. On November 30, 2015, Contour IP Holdings LLC (“CIPH”), a non-practicing entity re-filed a similar complaint in Delaware seeking unspecified damages. GoPro filed an inter partes review (IPR) at the US Patent and Trademark Office. The case was transferred to the Northern District of California in July 2017 and was stayed in favor of the IPR proceedings, most recently on December 12, 2018. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019. On October 8, 2019, the court entered a schedule for the remainder of the case, with trial currently scheduled to begin on August 31, 2020. Due to COVID-19 delays, all major deadlines in the case, including trial, have been extended. Trial is now scheduled to commence on December 14, 2020. We believe that this matter lacks merit and we intend to vigorously defend against CIPH.
We regularly evaluate the associated developments of the legal proceedings described above, as well as other legal proceedings that arise in the ordinary course of business. While litigation is inherently uncertain, based on the currently available information, we are unable to determine a range of loss, and do not believe the ultimate

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

cost to resolve these matters will have a material adverse effect on our business, financial condition, cash flows or results of operations.
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of March 31, 2020, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	March 31, 2020	December 31, 2019
Customer A	*	15%
Customer B	11%	11%
Customer C	19%	*

* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended March 31,
(in thousands)	2020	2019
Accounts receivable sold	$31,319	$16,423
Factoring fees	148	220

Customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended March 31,
	2020	2019
Customer A	*	13%
Customer B	11%	*

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

third parties fail to perform their obligations, the Company may be unable to find alternative partners or satisfactorily deliver its products to its customers on time.
Geographic information
Revenue by geographic region was as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Americas	$57,247	$109,074
Europe, Middle East and Africa (EMEA)	29,719	70,866
Asia and Pacific (APAC)	32,434	62,768
Total revenue	$119,400	$242,708

For the three months ended March 31, 2020, revenue from the United States and Japan represented more than 10% of total revenue, while for the same period in 2019, only revenue from the United States exceeded 10% of total revenue. Revenue from the United States, which is included in the Americas geographic region, was $45.7 million and $83.0 million for the three months ended March 31, 2020 and 2019, respectively. Revenue from Japan, which is included in the Asia and Pacific geographic region, was $14.3 million for the three months ended March 31, 2020. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of March 31, 2020 and December 31, 2019, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and Mainland China, were $9.0 million and $11.0 million, respectively.

10. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended March 31,
(in thousands)	2020	2019
Cost of revenue	$(4)	$(9)
Research and development	(24)	(147)
Sales and marketing	(19)	(35)
General and administrative	(17)	(62)
Total restructuring charges	$(64)	$(253)

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet under the first quarter 2017 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2019	$—	$4,470	$4,470
Restructuring charges	—	(73)	(73)
Cash paid	—	(830)	(830)
Restructuring liability as of March 31, 2020	$—	$3,567	$3,567

11. Subsequent events
On April 14, 2020, the Board of Directors approved the Company’s restructuring plan to reduce operating costs, optimize its business model and address the impact of the COVID-19 pandemic. The restructuring provided for a reduction in force of the Company’s global workforce of approximately 20% and is expected to be substantially completed by the end of the second quarter of 2020.
The restructuring plan will result in an estimated aggregate charge of $31 million to $49 million. Cash expenditures will be approximately $5 million of the estimated aggregate charges in the second quarter of 2020 as a result of a reduction in force. The remaining expenditures are approximately $26 million to $44 million primarily pertaining to planned reductions of office space (including $4 million of non-cash charges) and approximately $5 million for other non-cash charges. The Company anticipates the majority of the office space charges will result in future cash expenditures through 2027. The Company anticipates that a substantial portion of these restructuring charges will be reflected in its second quarter results.

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
This MD&A is organized as follows:

•	Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.

•	Results of Operations. Analysis of our financial results comparing the first quarter of 2020 to 2019.

•	Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.

•	Contractual Commitments. Overview of our contractual obligations, including expected payment schedule and indemnifications as of March 31, 2020.

•
Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

•	Non-GAAP Financial Measures. A reconciliation and discussion of our GAAP to non-GAAP financial measures.
The following discussion should be read in conjunction with our 2019 Annual Report and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q of GoPro, Inc. and its subsidiaries (GoPro or we or the Company). Our MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we may use such words as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” “could,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Forward-looking statements include new product offering plans and key hardware and software features, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expense and drive profitability, expectations from our restructuring efforts, plans to address the impact of the COVID-19 pandemic, plans to settle note conversion in cash, expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations, and any discussion of the trends and other factors that drive our business and future results in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q including but not limited to Item 1A Risk Factors. In particular, the consequences of the COVID-19 pandemic to economic conditions and the industry in general, and the financial position and operating results of the Company in particular have been material, and changing rapidly, and cannot be predicted. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

Overview
GoPro helps its consumers celebrate and share their experiences in immersive and exciting ways. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, and share engaging personal content. When consumers use our products and services, they often generate and

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new cameras, accessories, software and subscription offerings, and GoPro app monetization. We believe new camera features drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Our investments in image stabilization, mobile app editing and sharing solutions, modular accessories, auto-upload capabilities, local language user-interfaces and voice recognition in more than 12 languages drive the expansion of our global market.
In 2019, we began shipping our HERO8 Black flagship camera which features enhanced HyperSmooth 2.0 image stabilization, TimeWarp Video 2.0, built-in mounting, live streaming, cloud connectivity, voice control, improved audio and a touch display. HyperSmooth 2.0 includes dramatically improved pitch axis stabilization, a new Boost mode for absolute maximum stabilization, and powerful in-app horizon leveling that provides gimbal-like stability. TimeWarp Video 2.0 automatically applies a high-speed, ‘magic-carpet-ride’ effect to videos, while live streaming enables users to share content in real time on social media platforms. We also introduced three new accessories for the HERO8 Black camera, called Mods, which enables users to transform their HERO8 Black camera into a production powerhouse. The Media Mod provides an integrated directional microphone, the Light Mod illuminates a scene and the Display Mod allows users to perfectly frame themselves during self-capture. We also began shipping our newest 360-degree waterproof camera, MAX, in 2019. Our MAX camera features MAX HyperSmooth image stabilization, 360-degree MAX TimeWarp Video, MAX SuperView, PowerPano, built-in mounting, high-quality audio, live streaming, voice control and a front facing touch display. MAX HyperSmooth provides the highest performance video stabilization yet, while MAX SuperView provides the widest view ever from a GoPro camera. PowerPano allows users to capture a 6.2mp, 270-degree panoramic photo with the push of one button and creates an artifact-free shot of action or movement. Our MAX camera features six built-in microphones that allow users to capture immersive 360-degree audio, directional audio for vlogging and the best stereo sound ever from a GoPro. Our HERO8 Black, MAX and HERO7 line of cameras are compatible with our ecosystem of mountable and wearable accessories, and feature automatic uploading capabilities for photos and videos to GoPro Plus, our subscription service that provides a camera protection plan, discounts on GoPro accessories and enables subscribers to easily access, edit, store and share their content.
In December 2019, COVID-19 was reported and in January 2020, the World Health Organization (the WHO) declared the outbreak a “Public Health Emergency of International Concern.” In February 2020, the WHO raised the COVID-19 threat level from high to very high at a global level and in March 2020, the WHO characterized the COVID-19 as a pandemic. At this point, the extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain. The effect of the COVID-19 pandemic, along with the seasonality we historically experience, may not be fully reflected in our results of operations and overall financial performance until future periods. Also, we may experience reduced customer demand in light of COVID-19 shelter-in-place orders and related economic effects, reduced customer spend or increased capital expenditures that could materially adversely impact our business, results of operations and overall financial performance in future periods. The extent and continued impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak; impact on our customers, our marketing efforts and sales cycles; impact on the consumer electronics industry; and effect on our contract manufacturers, vendors, and supply chains, all of which are uncertain and cannot be predicted. In the first quarter of 2020, we temporarily closed all of our offices and required most of our employees to work remotely. These changes remain in effect in the second quarter of 2020 and could extend into future quarters. At this point, the impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See section Item 1A Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

				% Change
(units and dollars in thousands, except per share amounts)	Q1 2020	Q4 2019	Q1 2019	Q1 2020 vs. Q4 2019	Q1 2020 vs. Q1 2019
Revenue	$119,400	$528,345	$242,708	(77)%	(51)%
Camera units shipped (1)	341	1,857	842	(82)%	(60)%
Gross margin (2)	32.2%	38.2%	33.1%	(600) bps	(90) bps
Operating expenses	$94,541	$105,725	$100,635	(11)%	(6)%
Net income (loss)	$(63,528)	$95,820	$(24,365)	(166)%	161%
Diluted net income (loss) per share	$(0.43)	$0.65	$(0.17)	(166)%	153%
Cash provided by (used in) operations	$(68,284)	$88,251	$(64,984)	(177)%	5%

Other financial information:
Adjusted EBITDA (3)	$(41,356)	$112,092	$(1,035)	(137)%	3,896%
Non-GAAP net income (loss) (4)	$(49,613)	$102,498	$(10,171)	(148)%	388%
Non-GAAP income (loss) per share	$(0.34)	$0.70	$(0.07)	(149)%	386%

(1)
Represents the number of camera units that are shipped during a reporting period, including camera units that are shipped with drones, net of any returns. Camera units shipped does not include drones sold without a camera, mounts or accessories.

(2)	One basis point (bps) is equal to 1/100th of 1%.

(3)
We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of provision for income taxes, interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, impairment charges, and restructuring and other costs.

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
First quarter 2020 financial performance
Revenue for the first quarter of 2020 was negatively impacted by the COVID-19 pandemic and higher levels of inventory in our sales channels at the end of the fourth quarter of 2019. In the first quarter of 2020, revenue was $119.4 million, a 50.8% decrease year-over-year from $242.7 million in the same period of 2019, while the gross margin percentage was 32.2%, which was slightly down from the same period in 2019. The slight decrease to the gross margin percentage was primarily due to the COVID-19 pandemic and higher fixed operational expenses per camera due to fewer camera units shipped, partially offset by the greater proportion of cameras sold equal to or greater than $300, which represented nearly 90% of our camera revenue mix, and an increase in revenue generated through gopro.com and GoPro Plus relative to total revenue. Camera units shipped in the first quarter of 2020 were 341 thousand units, compared to 842 thousand in the same period of 2019. Our first quarter of 2020 average selling price (defined as total revenue divided by camera units shipped) increased to $351, a 23.2% sequential increase and a 21.7% increase year-over-year. Our first quarter operating expenses of $94.5 million decreased $6.1 million year-over-year resulting from our continued focus on cost management.
Net loss in the first quarter of 2020 was $63.5 million, or $0.43 per share, compared to a net loss of $24.4 million, or $0.17 per share, in the same period of 2019. Adjusted EBITDA for the first quarter of 2020 was negative $41.4 million, compared to negative $1.0 million in the same period of 2019.

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
Driving profitability through improved efficiency, lower costs and better execution. We incurred operating losses in 2019, 2018 and 2017. However, our restructuring actions have significantly reduced our operating expenses in 2019 and 2018 resulting in a flatter, more efficient global organization that has allowed for improved communication and better alignment amongst our functional teams. Primarily as a result of the impact of the COVID-19 pandemic, we have taken additional restructuring actions in April 2020 to further reduce our operating expenses in marketing, sales, and general and administrative functions, and to reduce our leased facilities. Operating expense reductions related to research and development were minor in order to protect our product roadmap and innovation. If we are unable to generate adequate revenue growth, particularly in light of the impact of the COVID-19 pandemic, or continue to manage our expenses, we may incur significant losses in the future and may not be able to achieve profitability. Additionally, in response to the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to reduce the number of distributors and retailers that we work with to focus more on direct-to-consumer sales through our e-commerce channel, gopro.com, which in Q1 2020, represented 17% of revenue.
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
Improving Profitability. We believe that shifting the way we sell, and focusing on growing our direct-to-consumer sales will accelerate our ability to achieve profitability due to an improved margin structure and lower operating expenses to support this shift in channel, particularly in light of the impact of the COVID-19 pandemic. While our total addressable market may decrease as a result of this shift toward direct sales, we believe we can reach profitability with lower overall unit sales. In light of this shift, we continue to believe that international markets represent a significant opportunity to achieve profitability. While the total market for digital cameras has continued to decline as smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our integrated storytelling solutions, our continued innovation of product features desired by our users, and our brand, all help support our business from many of the negative trends facing this market. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. We will continue to leverage the brand recognition of our Company to increase our global presence through gopro.com with the active promotion of our brand, the expansion of localized products in international markets with region-specific marketing, and an investment focus on the biggest opportunities.
Our profitability also depends on expanding our subscription service offerings. If we are not successful in our shift to a direct-to-consumer sales model and expanding our product offerings, we might not be able to become profitable and we may not recognize benefits from our investment in new areas.
Marketing the improved GoPro experience. As a result of the impact of the COVID-19 pandemic on our business, we have reduced our marketing budget to reflect the appropriate levels of support for our shift to a direct-to-consumer model. We intend to focus our marketing resources to increase traffic and improve the consumer experience on gopro.com, and improve brand recognition within certain retailers and distributors. Historically, our growth has largely been fueled by the adoption of our products by active capturers — people looking to self-capture images of themselves participating in exciting physical activities. Our goal of becoming profitable depends

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

on continuing to reach, expand and re-engage with this core user base in alignment with our strategic priorities. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended March 31,
(dollars in thousands)	2020		2019
Revenue	$119,400	100%	$242,708	100%
Cost of revenue	80,973	68	162,361	67
Gross profit	38,427	32	80,347	33
Operating expenses:
Research and development	32,281	27	37,464	15
Sales and marketing	43,502	36	47,290	19
General and administrative	18,758	16	15,881	7
Total operating expenses	94,541	79	100,635	41
Operating loss	(56,114)	(47)	(20,288)	(8)
Other income (expense):
Interest expense	(4,843)	(4)	(4,527)	(2)
Other income (expense), net	(172)	—	828	—
Total other expense, net	(5,015)	(4)	(3,699)	(2)
Loss before income taxes	(61,129)	(51)	(23,987)	(10)
Income tax expense	2,399	2	378	—
Net loss	$(63,528)	(53)%	$(24,365)	(10)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended March 31,
	2020	2019	% Change
Camera units shipped	341	842	(60)%

Average selling price	$351	$288	22

Direct channel	$64,853	$110,928	(42)
Percentage of revenue	54.3%	45.7%
Distribution channel	$54,547	$131,780	(59)
Percentage of revenue	45.7%	54.3%
Total revenue	$119,400	$242,708	(51)%

Americas	$57,247	$109,074	(48)%
Percentage of revenue	47.9%	44.9%
Europe, Middle East and Africa (EMEA)	$29,719	$70,866	(58)
Percentage of revenue	24.9%	29.2%
Asia and Pacific (APAC)	$32,434	$62,768	(48)
Percentage of revenue	27.2%	25.9%
Total revenue	$119,400	$242,708	(51)%
Revenue was $119.4 million in the first quarter of 2020, a 50.8% decrease year-over-year from $242.7 million in the same period of 2019, driven by the unfavorable impacts of the COVID-19 pandemic and higher levels of inventory in our sales channels at the end of the fourth quarter of 2019. We shipped 341 thousand camera units in the first quarter of 2020, compared to 842 thousand in the same period in 2019. Despite the unfavorable impacts of the COVID-19 pandemic, our average selling price in the first quarter of 2020 increased 21.7% year-over-year to $351, primarily driven by the greater proportion of cameras sold equal to or greater than $300, which represented nearly 90% of our camera revenue mix, growth in accessory revenue relative to total revenue, and growth in GoPro Plus. Average selling price is defined as total revenue divided by camera units shipped. Year-over-year, revenue by channel shifted from distribution to direct due to an increase in revenue generated through gopro.com relative to total revenue, which is included as a component of our direct channel, and represented 17% and 11% of total revenue for the first quarter of 2020 and 2019, respectively.
Cost of revenue and gross margin

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
Cost of revenue	$78,587	$159,775	(51)%
Stock-based compensation	503	513	(2)
Acquisition-related costs	1,887	2,082	(9)
Restructuring costs	(4)	(9)	(56)
Total cost of revenue	$80,973	$162,361	(50)%
Gross margin	32.2%	33.1%
Gross margin of 32.2% in the first quarter of 2020 was slightly down from 33.1% in the same period of 2019, primarily due to the impacts of the COVID-19 pandemic and higher fixed operational expenses per camera due to fewer camera units shipped, (670) bps, partially offset by a favorable product sales mix, and an increase in revenue generated through gopro.com and GoPro Plus relative to total revenue, 353 bps, and lower sales incentives, 251 bps.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Research and development

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
Research and development	$29,283	$32,934	(11)%
Stock-based compensation	3,022	4,677	(35)
Restructuring costs	(24)	(147)	(84)
Total research and development	$32,281	$37,464	(14)%
Percentage of revenue	27.0%	15.4%
The year-over-year decrease of $5.2 million, or 14%, in total research and development expense in the first quarter of 2020 compared to 2019 reflected a $1.7 million decrease in stock-based compensation, a $1.6 million decrease in consulting and professional services costs, a $1.0 million decrease in cash-based personnel-related costs, a $0.3 million decrease in depreciation and other supporting overhead expenses, and a $0.3 million decrease in travel related expenses.
Sales and marketing

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
Sales and marketing	$41,804	$45,112	(7)%
Stock-based compensation	1,717	2,213	(22)
Restructuring costs	(19)	(35)	(46)
Total sales and marketing	$43,502	$47,290	(8)%
Percentage of revenue	36.4%	19.5%
The year-over-year decrease of $3.8 million, or 8%, in total sales and marketing expenses in the first quarter of 2020 compared to 2019 reflected a $2.8 million decrease in overall advertising and marketing expense and a $0.9 million decrease in cash-based personnel-related costs.
General and administrative

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
General and administrative	$16,380	$13,561	21%
Stock-based compensation	2,395	2,382	1
Restructuring costs	(17)	(62)	(73)
Total general and administrative	$18,758	$15,881	18%
Percentage of revenue	15.7%	6.5%
The year-over-year increase of $2.9 million, or 18%, in total general and administrative expenses in the first quarter of 2020 compared to 2019 reflected a $3.5 million increase in legal litigation expenses, partially offset by a $0.6 million decrease in cash-based personnel-related costs.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Note 10 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements.
Other income (expense)

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
Interest expense	$(4,843)	$(4,527)	7%
Other income (expense), net	(172)	828	(121)
Total other expense, net	$(5,015)	$(3,699)	36%
Total other expense, net, increased $1.3 million in the first quarter of 2020 compared to 2019, primarily due to a $0.8 million increase in net foreign exchange rate-based transaction losses, partially driven by the impacts of the COVID-19 pandemic, a $0.3 million decrease in interest income, and a $0.2 million increase in amortization of the Convertible Senior Notes debt discount.
Income taxes

	Three months ended March 31,
(dollars in thousands)	2020	2019	% Change
Income tax expense	$2,399	$378	535%
Effective tax rate	(3.9)%	(1.6)%
We recorded an income tax expense of $2.4 million in the first quarter of 2020 on a pre-tax net loss of $61.1 million, which resulted in a negative effective tax rate of 3.9%. Our income tax expense was primarily composed of $2.3 million of tax expense incurred on pre-tax income, and discrete items that included a $1.1 million of net non-deductible equity tax expense for employee stock-based compensation and $0.1 million of tax expense relating to foreign provision to income tax returns adjustments, partially offset by a net decrease in the valuation allowance of $1.1 million.
See Note 7 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$117,435	$150,301
Marketable securities	7,495	14,847
Total cash, cash equivalents and marketable securities	$124,930	$165,148
Percentage of total assets	20%	21%
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
As of March 31, 2020, our cash, cash equivalents and marketable securities totaled $124.9 million. The overall cash used in operations of $68.3 million in the first quarter of 2020, was primarily due to a net loss of $63.5 million and changes in working capital of $23.5 million, partially offset by non-cash expenses of $18.7 million. Working capital changes in the first quarter of 2020 was the result of a decrease in accounts payable of $144.5 million and an increase in inventory of $27.8 million, partially offset by a decrease in accounts receivable driven by co

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

llections of prior period sales of $149.3 million. In addition, we drew $30.0 million on our Credit Facility. As of March 31, 2020, $12.6 million of cash was held by our foreign subsidiaries.
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
Liquidity
The COVID-19 pandemic negatively impacted our financial results in the first quarter of 2020, and as a result, we have taken several actions to maximize liquidity, including accelerating a shift in our sales channel strategy to reduce the number of distributors and retailers that we work with to focus more on direct-to-consumer sales through gopro.com, reducing our marketing expenses to reflect the appropriate levels of support for our shift to a direct-to-consumer model, and announcing a restructuring plan in April 2020, which included a reduction in our global workforce by approximately 20% and planned reductions in leased facilities. We expect these actions to impact our financial results starting in the second quarter of 2020. With a more direct-to-consumer sales channel strategy, we expect to increase sales from gopro.com relative to total revenue. Historically, sales from gopro.com have had a higher gross margin structure than sales through retailers. We expect these actions to accelerate our ability to achieve profitability and reduce operating expenses. Based on our most current projections which incorporate these actions, we believe that our cash, cash equivalents and marketable securities will be sufficient to address our working capital needs, capital expenditures, outstanding commitments and other liquidity requirements for at least one year from the issuance of these financial statements.
In the future, we may require additional financing to respond to business opportunities, challenges or unforeseen circumstances. If we are unable to obtain adequate debt or equity financing when we require it or on terms acceptable to us, especially in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, our ability to grow or support our business, repay debt and respond to business challenges could be significantly limited. Although we believe we have adequate sources of liquidity over the long term, the success of our operations and the global economic outlook, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2020	2019	% Change
Net cash provided by (used in):
Operating activities	$(68,284)	$(64,984)	5%
Investing activities	$6,097	$(1,383)	(541)%
Financing activities	$29,884	$1,139	2,524%
Cash flows from operating activities
Cash used in operating activities of $68.3 million was primarily attributable to a net loss of $63.5 million and a net cash outflow of $23.5 million from changes in operating assets and liabilities, partially offset by non-cash expenses of $18.7 million. Cash outflows related to operating assets and liabilities consisted primarily of a $144.5 million decrease in accounts payable and other liabilities and a $27.8 million increase in inventory, partially offset by a $149.3 million decrease in accounts receivable.
Cash flows from investing activities
Our primary investing activities consisted of maturities of marketable securities, and purchases of property and equipment. Cash provided by investing activities was $6.1 million resulting from maturities of marketable securities of $7.3 million, partially offset by net purchases of property and equipment of $0.8 million.
Cash flows from financing activities
Our primary financing activities consisted of short-term borrowings and the issuance of equity securities under our common stock plans. Cash provided by financing activities was $29.9 million resulting from a $30.0 million draw on our Credit Facility, and $1.9 million received from stock purchases made through our employee stock purchase plan and employee stock option exercises, partially offset by $2.0 million in tax payments for net RSU settlements.
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
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2019 Annual Report.

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

•
adjusted EBITDA excludes the amortization of point of purchase (POP) display assets because it is a non-cash charge, and is treated similarly to depreciation of property and equipment and amortization of acquired intangible assets;

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

•
non-GAAP net income (loss) excludes acquisition-related costs including the amortization of acquired intangible assets (primarily consisting of acquired technology), the impairment of acquired intangible assets (if applicable), as well as third-party transaction costs incurred for legal and other professional services. These costs are not factored into our evaluation of potential acquisitions, or of our performance after completion of the acquisitions, because these costs are not related to our core operating performance or reflective of ongoing operating results in the period, and the frequency and amount of such costs are inconsistent and vary significantly based on the timing and magnitude of our acquisition transactions and the maturities of the businesses being acquired. Although we exclude the amortization of acquired intangible assets from our non-GAAP net income (loss), management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation;

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

•	other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended March 31,
(in thousands)	2020	2019
Net loss	$(63,528)	$(24,365)
Income tax expense	2,399	378
Interest expense, net	4,681	4,083
Depreciation and amortization	5,982	6,850
POP display amortization	1,537	1,931
Stock-based compensation	7,637	9,785
Restructuring and other costs	(64)	303
Adjusted EBITDA	$(41,356)	$(1,035)
The following table presents a reconciliation of net loss to non-GAAP net loss:

	Three months ended March 31,
(in thousands, except per share data)	2020	2019
Net loss	$(63,528)	$(24,365)
Stock-based compensation	7,637	9,785
Acquisition-related costs	1,887	2,082
Restructuring and other costs	(64)	303
Non-cash interest expense	2,373	2,142
Income tax adjustments	2,082	(118)
Non-GAAP net loss	$(49,613)	$(10,171)

GAAP diluted net loss per share	$(0.43)	$(0.17)
Non-GAAP diluted net loss per share	$(0.34)	$(0.07)

Shares for diluted net loss per share	147,560	142,601

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
There have been no material changes to our market risk during the three months ended March 31, 2020 other than market risk that is created by the uncertainties and the global market disruptions resulting from the COVID-19 pandemic. Refer to our market risk disclosures set forth in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2019 Annual Report.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of March 31, 2020. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
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
Different shareholders filed two similar purported shareholder derivative actions on October 30, 2018 and November 7, 2018 in the Delaware Court of Chancery (the Consolidated Delaware Derivative Actions). On April 28, 2020 the Court granted defendants’ motion to dismiss the Consolidated Delaware Derivative Actions with prejudice.
Other shareholders filed similar purported shareholder derivative actions on December 26, 2018, February 15, 2019, and January 27, 2020 in the Delaware Court of Chancery. Those actions are either stayed or defendants’ time to respond to the complaint has not yet passed.
On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. On November 30, 2015, Contour dismissed the Utah action. On November 30, 2015, Contour IP Holdings LLC (“CIPH”), a non-practicing entity re-filed a similar complaint in Delaware seeking unspecified damages. GoPro filed an inter partes review (IPR) at the US Patent and Trademark Office. The case was transferred to the Northern District of California in July 2017 and was stayed in favor of the IPR proceedings, most recently on December 12, 2018. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019. On October 8, 2019, the court entered a schedule for the remainder of the case, with trial currently scheduled to begin on August 31, 2020. Due to COVID-19 delays, all major deadlines in the case, including trial, have been extended. Trial is now scheduled to commence on December 14, 2020. We believe that this matter lacks merit and we intend to vigorously defend against CIPH.
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

Item 1A. Risk Factors
The risks described in Risk Factors in our 2019 Annual Report, and as supplemented below, could materially and adversely affect our business, financial condition and results of operations. We do not believe any of the updates below constitute material changes from the risk factors previously disclosed in our 2019 Annual Report. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
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
In addition, we incurred substantial operating losses of $56.1 million and $20.3 million for the first quarters of 2020 and 2019, respectively. We also incurred operating losses of $2.3 million, $94.0 million and $163.5 million for the full year 2019, 2018 and 2017, respectively. Lower levels of revenue or higher levels of operating expense in future periods may result in additional losses or limited profitability. Since the fourth quarter of 2016, we implemented four company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on cameras and accessories, cloud and services businesses. We may not realize further cost savings from these previous actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our 2019 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Our goal of profitability is dependent upon our ability to grow our direct-to-consumer business. If we do not effectively grow our direct-to-consumer business while reducing our reliance on our other sales channels, our business and path to profitability could be harmed.
Our ability to become profitable is dependent upon our ability to successfully implement certain strategic go to market initiatives. For example, one of our key strategic initiatives is to expand our direct-to-consumer presence through gopro.com while continuing to work with key retail partners and distributors globally.
We depend upon effective sales channels, including our direct-to-consumer business through gopro.com, to reach the consumers who are the ultimate purchasers of our products. Over the last few months, we have converted portions of our distributors’ business into direct sales, and as a result of the COVID-19 pandemic, have accelerated our timeline converting distributor’s business and increasing sales through gopro.com. We believe growing sales through gopro.com directly to our consumers will allow us to provide a best in class experience for online purchases. As we continue to convert distribution to direct sales, we might not be successful in that transition. Additionally, any reduction in sales by our current distributors, loss of key distributors or decrease in revenue from our distributors could adversely affect our revenue, operating results and financial condition. In the

United States, we primarily sell our products directly through a mix of retail channels, including big box, mid-market, specialty retailers, and gopro.com, and we reach a limited set of domestic markets through distributors. In international markets, we primarily sell through distributors who in turn sell to local retailers; however, we also have direct sales relationships with certain customers and sell directly to consumers through gopro.com.
We depend on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores and acquiesce to our policies. We further depend on our retailers to employ, educate and motivate their sales personnel to effectively sell our products. Based on our strategic initiative to increase our direct-to- consumer sales through gopro.com, our retailers may decide not to adequately display our products, choose to reduce the space for our products and POP displays in their stores, or locate them in less than premium positioning, or choose not to carry some or all of our products or promote competitors’ products over ours and as a result, our sales could decrease at a faster rate than planned and our business along with our plan to become more profitable could be harmed.
If our retailers do not acquiesce to our policies, we may refuse to ship our products and our sales could decrease, and our business could be harmed. Similarly, our business could be adversely affected if any of our large retail customers were to experience financial difficulties or change the focus of their businesses in a way that deemphasized the sale of our products.
Our distributors generally offer products from several different manufacturers. Due to our strategic initiative to grow the direct-to-consumer business through gopro.com, we are at risk that distributors may give higher priority to selling other companies’ products. Further, our distributors build inventory in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors may decrease the size of their future product orders. We are also subject to the risks of our distributors encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk if they are unable to pay for the products they purchase from us. These distributor risks are all heightened by the impacts of the COVID-19 pandemic.
Additionally, our international distributors buy from us in U.S. dollars and generally sell to retailers in local currency so significant currency fluctuations could affect their profitability, and in turn, affect their ability to buy future products from us. For example, the COVID-19 pandemic has created significant short-term volatility in global stock markets and has caused currency exchange rate fluctuations that make it more expensive for international distributors to purchase our products.
The COVID-19 outbreak has had a material impact on the United States and global economies and could have a material adverse impact on our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations.
The World Health Organization has declared the outbreak of the novel coronavirus, COVID-19, a pandemic and public health emergency of international concern. Many federal, state and local governments and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders, and advisories and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a sustained period of time. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.
In the first quarter of 2020, the COVID-19 pandemic has caused disruptions to our operations and caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences) and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. We cannot estimate the duration or negative financial impact of the COVID-19 pandemic on our business, however we expect it to be material. The extent of the impact will depend on the global severity of and actions taken to contain the outbreak, which are highly uncertain and unpredictable. A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could continue to result in, increased costs and reduced revenue. We could also be adversely affected if government authorities impose additional restrictions on public gatherings, human interactions, mandatory closures, seek voluntary closures, restrict hours of operations or impose curfews, restrict the import or export of products or if suppliers issue mass recalls of products. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
The pandemic may adversely affect our customers, our employees and our employee productivity. It may also impact the ability of our contract manufacturers, vendors, and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, tariffs, delays or disruptions in performance. Additionally, brick and mortar retail stores are closed and may remain closed, further disrupting our sales. These supply chain effects, and the direct effect of the virus and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in many cases, are working remotely and using various technologies to perform their functions. We might experience changes in consumer demand, particularly if GoPro product owners are restricted from participating in travel, adventure and sports activities that are often the subject of their use of our products and services and, as a result of the impacts on consumer discretionary spending resulting from the effect of the COVID-19 pandemic on the global economy. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.
If the e-commerce technology systems that give our consumers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our direct-to-consumer business and improve profitability, could be materially adversely affected.
Our sales through gopro.com represent an increasing percentage of our revenue and we are focused on continuing to accelerate the growth of our e-commerce sales. Revenue from gopro.com represented more than 17% of revenue in the first quarter of 2020.
We expect to continue to increase sales through gopro.com as well as further converting portions of our distributors’ business into direct sales. As we continue to convert distribution to direct sales, we might not be successful in the transition to increase e-commerce sales or direct to retail sales, and we may have to discount products more frequently in order to sell through channel inventory which would negatively impact our margins and profitability. Additionally, any reduction in sales by our current distributors, loss of key distributors or retailers, or decrease in revenue from our distributors could adversely affect our revenue, operating results and financial condition.
Any failure to provide effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers in many jurisdictions could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with consumers, have a material adverse impact on the growth of our e-commerce business globally and could have a material adverse impact on our business and results of operations.
Any system interruptions or delays to our e-commerce business could cause potential consumers to fail to purchase our products, and could harm our reputation and brand. The operation of our direct-to-consumer e-commerce business through gopro.com depends on our ability to maintain an efficient and uninterrupted operation of online order-taking and fulfillment operations. Our e-commerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the technology systems that operate gopro.com and related support systems, such as system failures, viruses, cyberattacks, computer hackers and similar disruptions, including disruptions resulting from the COVID-19 pandemic. If we or our designated third-party contractors and service providers are unable to maintain and upgrade gopro.com, or if we encounter system interruptions or delays, our operating results could be adversely affected.
Our future growth depends in part on further penetrating our total addressable market, and we may not be successful in doing so.
Historically, the majority of our growth has been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. We believe that our future growth depends on continuing to reach and expand our core community of users, followers and fans, and then utilizing that energized community as brand ambassadors to an extended community. We believe that in order to expand our market, we must provide both innovative and easy-to-use products, as well as intuitive and easy-to-use software tools that enable effortless editing and sharing of content, with the smartphone central to the GoPro experience. While we believe our software and subscription services will increase our total addressable market, we cannot be certain that these efforts will be successful. We may not be able to expand our market through this strategy on a timely basis, or at all, and we may not be successful in providing tools that our users adopt or believe are easy to use.
We plan to further build upon our integrated storytelling solutions, such as the GoPro app, new cameras and subscription solutions in future periods, and our investments in these products and solutions, including marketing and advertising expenses, may not successfully drive increases in sales of our products and our users may not adopt our new offerings. If we are not successful in broadening our user base to reach more of our core customers with integrated solutions, our future revenue growth will be negatively affected, and we may not recognize benefits from our investments in the various components of our storytelling solutions, and the marketing, sales and advertising costs associated with promoting these solutions.
Our growth also depends on expanding the market with new capture perspectives with our 360-degree camera, MAX, which is a resource-intensive initiative in a highly competitive market, and by adding versatility to our products with expansion mods for HERO8 Black. While we are investing resources, including software development, sales and marketing, to reach these expanded and new consumer markets, we cannot be assured that we will be successful in doing so. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas. For example, we made significant investments in the aerial market, but decided in the first quarter of 2018 to close our aerial business in light of difficult market and regulatory conditions, and margin challenges.
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
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction including testing of new parts and features. Additionally, as a result of the COVID-19 pandemic, we may not be able to accurately forecast consumer demand and inventory requirements and appropriately manage inventory to meet demand. With respect to management and supply costs, we may be impacted by heightened demand for specialty memory, components and batteries that are not supported by our manufacturing partners. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.
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
We expect to derive the majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future. A decline in the price or unit demand for these products, whether due to a strategic shift in sales channel strategy, macroeconomic conditions including variable tariff rates, competition or otherwise, or our inability to increase sales of higher price point products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our HERO camera line or MAX camera, or our inability to increase sales of these products, could materially harm our business and operating results. Further, any delays or issues with our new product launches could have a material adverse effect on our business, financial condition and results of operations. For example, due to a late stage production delay, we shifted the launch of the GoPro HERO8 Black camera from Q3 2019 to Q4 2019 resulting in a material shift of revenue from Q3 2019 to Q4 2019. This product delay shortened the timeframe for holiday season sales and resulted in overall lower 2019 financial performance compared to our expectations.
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

Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules and could increase as a result of COVID-19. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable, including as a result of the COVID-19 pandemic.
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
Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the inability to execute on, a supplier roadmap for components and technologies; and natural disasters, fire, acts of terrorism, pandemics, including the COVID-19 pandemic, or other catastrophic events.
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
Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. We continue to focus on the value proposition of the GoPro mobile application by introducing new features and benefits that we believe will enable customers to edit and share their content easily. Our software applications and subscription services may not be as compelling as those offered by other companies, such as Apple, Adobe or Google, although the GoPro application supports content from other platforms including content from iOS and Android. Manufacturers of smartphones and tablets, such as Apple, Google and Samsung may continue to design their products for use in a range of conditions, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours.
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
We depend on key personnel to operate and grow our business. If we are unable to attract, engage and retain qualified personnel, our ability to develop, transform and successfully grow and operate our business could be harmed.
We believe that our future success is highly dependent on the contributions of our CEO and our executive officers, as well as our ability to attract and retain highly skilled and experienced research and development, and other personnel in the United States and abroad. All of our employees, including our executive officers, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace.
Since the fourth quarter of 2016, we implemented four global reductions-in-force and restructuring actions to reduce our operating expenses. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Our restructuring actions and any future restructuring actions could have an adverse effect on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer as a result.
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources than we do. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during 2019, our closing stock price ranged from a high of $7.55 in the second quarter to a low of $3.38 in the fourth quarter, and in the first quarter of 2020, our closing stock price ranged from a high of $4.47 to a low of $2.01. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2019, demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 44%, 33% and 28% of our 2019, 2018 and 2017 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue, due to macroeconomic conditions, product release patterns, a decline in the effectiveness of our promotional activities, product mix, charges incurred against new products to support promotional activities, pricing pressures, supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly. For example, due to a late stage production delay, our launch timing shifted for our HERO8 Black camera from Q3 2019 to Q4 2019 resulting in a material shift of revenue between Q3 2019 to Q4 2019. This product delay shortened the timeframe for holiday season sales and resulted in overall lower 2019 financial performance compared to our expectations.
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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2019 and 2018 and, as of March 31, 2020, we had an accumulated deficit of $647.3 million. Beginning in the fourth quarter of 2016 through the second quarter of 2020, we implemented four global reductions-in-force and other restructuring actions to reduce our operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions.
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
Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, tax rates, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and a reduction in consumer spending or disposable income resulting from the COVID-19 pandemic that may affect us more significantly than companies in other industries and companies with more diversified products. Additionally, Brexit has created economic and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit depends on the terms of the United Kingdom’s withdrawal from the European Union and such impact may not be fully realized for several years or more. The majority of our sales occur in U.S. dollars and an increase in the value of the dollar against the Euro and other currencies could increase the real cost to consumers of our products in those markets outside the United States. For example, in countries where we sell in local currency, we are subject to exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less favorable to the consumer. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our products resulting in consumer demand for our products that may not reach our sales targets. Strengthening of the U.S. dollar and/or weakness in the economies of Euro zone countries could adversely impact sales of our products in the European region, which would have a material negative impact on our future operating results. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and operating results.
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

•
the effect of foreign currency exchange rates and interest rates, including any fluctuations caused by uncertainties relating to the U.K. leaving the European Union (“Brexit”) or the strengthening of the United States dollar;

•
political, economic instability, or social unrest in a specific country or region in which we operate, including, for example, the effects of “Brexit,” which could have an adverse impact on our operations in that location;

•	organized crime activity, including those in Mexico;

•	terrorist activities, acts of war, natural disasters, and pandemics, including the COVID-19 pandemic;

•	quarantines or other disruptions to our operations resulting from future pandemics or other widespread public health problems;

•	trade restrictions;

•	differing employment practices and laws and labor disruptions;

•	the imposition of government controls;

•	lesser degrees of intellectual property protection;

•	tariffs and customs duties and the classifications of our goods by applicable governmental bodies;

•	a legal system subject to undue influence or corruption; and

•	a business culture in which illegal sales practices may be prevalent.
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
Our information systems and those of third parties we use in our operations are vulnerable to cybersecurity risk, including cyberattacks such as distributed denial of service (DDoS) attacks, computer viruses, physical or electronic break-ins that damage operating systems, and similar disruptions. Additionally, these systems periodically experience directed attacks intended to lead to interruptions and delays in our operations as well as loss, misuse or theft of data. The increase in remote working due to the COVID-19 pandemic may also result in heightened risks related to consumer privacy, network security and fraud. We have implemented physical, technical and administrative safeguards to protect our systems. To date, unauthorized users have not had a material effect on our systems; however, there can be no assurance that attacks will not be successful in the future. In addition, our information systems must be constantly updated, patched and upgraded to protect against known vulnerabilities and optimize performance. Material disruptions or slowdown of our systems, including a disruption or slowdown could occur if we are unable to successfully update, patch and upgrade our systems.
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
We rely on third-party distribution facilities and logistics operators for substantially all of our product distribution to distributors and directly to retailers. Our distribution facilities include computer controlled and automated equipment, which means their operations may be vulnerable to computer viruses or other security risks, the proper operation of software and hardware, electronic or power interruptions or other system failures. Further, because substantially all of our products are distributed from only a few locations and by a small number of companies, our operations could be interrupted by labor difficulties, extreme or severe weather conditions, pandemics such as the continued spread of COVID-19, terrorism, political unrest, cyber-attacks, floods, fires or other natural disasters or events beyond our control near our distribution centers, or port shutdowns or other transportation-related interruptions, including security breaches, along our distribution routes. Additionally, we use one primary supplier for the third-party distribution and if this supplier were to experience financial difficulties, cyber-attacks, or other types of interruption it could adversely affect our business.
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
Third parties, including competitors and non-practicing entities, have brought intellectual property infringement claims against us, including the matter described in Item 1 Legal Proceedings. We expect to continue to receive such intellectual property claims in the future. While we will defend ourselves vigorously against any such existing and future legal proceedings, we may not prevail against all such allegations. We may seek licenses from third parties where appropriate, but they could refuse to grant us a license or demand commercially unreasonable terms. Further, an adverse ruling in an intellectual property infringement proceeding could force us to suspend or permanently cease the production or sale of products/services, face a temporary or permanent injunction, redesign our products/services, rebrand our products/services, pay significant settlement costs, pay third-party license fees or damage awards or give up some of our intellectual property. The occurrence of any of these events may materially and adversely affect our business, financial condition, operating results or cash flows.
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
While we have determined that our internal control over financial reporting was effective as of March 31, 2020, we must continue to monitor and assess our internal control over financial reporting. Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the 2019 Annual Report in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), stock-based compensation, inventory valuation, product warranty liabilities, the valuation and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill) and income taxes.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through March 31, 2020. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 69.2% of the voting power of our outstanding capital stock as of March 31, 2020 with Mr. Woodman, our Chairman and CEO, holding approximately 69.0% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
10.01	Waiver Agreement dated April 14, 2020 by and between Nicholas Woodman and the Registrant.	8-K	001-36514	10.1	April 16, 2020
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL For the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

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

GoPro, Inc.
(Registrant)

Dated:	May 7, 2020	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	May 7, 2020	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)