Form 10-Q
period 2020-06-30
GoPro, Inc.
filed 2020-08-06
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number: 001-36514
GOPRO, INC.
(Exact name of registrant as specified in its charter)

Delaware		77-0629474
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
3025 Clearview Way
San Mateo,	California	94402
(Address of principal executive offices)		(Zip Code)

(650)	332-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.001 par value	GPRO	NASDAQ Global Select Market
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

Large accelerated filer  ☑      Smaller reporting company  ☐
Accelerated filer    ☐      Emerging growth company  ☐
Non-accelerated filer  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2020, 128,941,269 and 28,887,185 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$79,679	$150,301
Marketable securities	—	14,847
Accounts receivable, net	68,498	200,634
Inventory	142,151	144,236
Prepaid expenses and other current assets	23,773	25,958
Total current assets	314,101	535,976
Property and equipment, net	29,180	36,539
Operating lease right-of-use assets	48,963	53,121
Intangible assets, net	2,901	5,247
Goodwill	146,459	146,459
Other long-term assets	13,564	15,461
Total assets	$555,168	$792,803

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,959	$160,695
Accrued expenses and other current liabilities	88,605	141,790
Short-term operating lease liabilities	8,936	9,099
Deferred revenue	13,627	15,467
Short-term debt	30,000	—
Total current liabilities	190,127	327,051
Long-term taxes payable	15,408	13,726
Long-term debt	154,063	148,810
Long-term operating lease liabilities	57,916	62,961
Other long-term liabilities	5,576	6,726
Total liabilities	423,090	559,274

Commitments, contingencies and guarantees (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 119,751 and 117,922 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 28,887 and 28,897 shares issued and outstanding, respectively	943,927	930,875
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(698,236)	(583,733)
Total stockholders’ equity	132,078	233,529
Total liabilities and stockholders’ equity	$555,168	$792,803
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$134,246	$292,429	$253,646	$535,137
Cost of revenue	93,554	190,244	174,527	352,605
Gross profit	40,692	102,185	79,119	182,532
Operating expenses:
Research and development	34,558	38,811	66,839	76,275
Sales and marketing	34,965	52,135	78,467	99,425
General and administrative	16,083	18,186	34,841	34,067
Total operating expenses	85,606	109,132	180,147	209,767
Operating loss	(44,914)	(6,947)	(101,028)	(27,235)
Other income (expense):
Interest expense	(4,671)	(4,882)	(9,514)	(9,409)
Other income (expense), net	(321)	(63)	(493)	765
Total other expense, net	(4,992)	(4,945)	(10,007)	(8,644)
Loss before income taxes	(49,906)	(11,892)	(111,035)	(35,879)
Income tax expense (benefit)	1,069	(605)	3,468	(227)
Net loss	$(50,975)	$(11,287)	$(114,503)	$(35,652)

Basic and diluted net loss per share	$(0.34)	$(0.08)	$(0.77)	$(0.25)

Weighted-average number of shares outstanding, basic and diluted	148,497	144,668	148,028	143,640
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2020	2019
Operating activities:
Net loss	$(114,503)	$(35,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,693	13,402
Non-cash operating lease cost	4,158	5,389
Stock-based compensation	13,513	20,391
Deferred income taxes	53	(97)
Non-cash restructuring charges	3,299	(199)
Non-cash interest expense	4,850	4,378
Other	1,199	229
Changes in operating assets and liabilities:
Accounts receivable, net	131,889	(15,482)
Inventory	2,085	(12,712)
Prepaid expenses and other assets	3,137	5,208
Accounts payable and other liabilities	(169,944)	(49,242)
Deferred revenue	(2,457)	(1,633)
Net cash used in operating activities	(112,028)	(66,020)

Investing activities:
Purchases of property and equipment, net	(2,163)	(1,999)
Purchases of marketable securities	—	(30,167)
Maturities of marketable securities	14,830	35,278
Sale of marketable securities	—	1,889
Asset acquisition	(438)	—
Net cash provided by investing activities	12,229	5,001

Financing activities:
Proceeds from issuance of common stock	1,909	3,877
Taxes paid related to net share settlement of equity awards	(2,354)	(3,997)
Proceeds from borrowings	30,000	—
Net cash provided by (used in) financing activities	29,555	(120)
Effect of exchange rate changes on cash and cash equivalents	(378)	294
Net change in cash and cash equivalents	(70,622)	(60,845)
Cash and cash equivalents at beginning of period	150,301	152,095
Cash and cash equivalents at end of period	$79,679	$91,250
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2018	141,067	$894,755	$(113,613)	$(569,030)	$212,112
Common stock issued under employee benefit plans, net of shares withheld for tax	3,293	3,761	—	—	3,761
Taxes paid related to net share settlements	—	(2,673)	—	—	(2,673)
Stock-based compensation expense	—	9,782	—	—	9,782
Cumulative effect of adoption of new accounting standard	—	—	—	(61)	(61)
Net loss	—	—	—	(24,365)	(24,365)
Balances at March 31, 2019	144,360	905,625	(113,613)	(593,456)	198,556
Common stock issued under employee benefit plans, net of shares withheld for tax	528	144	—	—	144
Taxes paid related to net share settlements	—	(1,324)	—	—	(1,324)
Stock-based compensation expense	—	10,606	—	—	10,606
Net loss	—	—	—	(11,287)	(11,287)
Balances at June 30, 2019	144,888	$915,051	$(113,613)	$(604,743)	$196,695

Balances at December 31, 2019	146,818	$930,875	$(113,613)	$(583,733)	$233,529
Common stock issued under employee benefit plans, net of shares withheld for tax	1,542	1,863	—	—	1,863
Taxes paid related to net share settlements	—	(2,003)	—	—	(2,003)
Stock-based compensation expense	—	7,637	—	—	7,637
Net loss	—	—	—	(63,528)	(63,528)
Balances at March 31, 2020	148,360	938,372	(113,613)	(647,261)	177,498
Common stock issued under employee benefit plans, net of shares withheld for tax	278	30	—	—	30
Taxes paid related to net share settlements	—	(351)	—	—	(351)
Stock-based compensation expense (Note 5)	—	5,876	—	—	5,876
Net loss	—	—	—	(50,975)	(50,975)
Balances at June 30, 2020	148,638	$943,927	$(113,613)	$(698,236)	$132,078
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. and its subsidiaries (GoPro or the Company) help its consumers celebrate and share their experiences in immersive and exciting ways. The Company is committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. To date, the Company’s cameras, mountable and wearable accessories, and subscription services have generated substantially all of its revenue. The Company sells its products globally on its website, and through retailers and wholesale distributors. The Company’s global corporate headquarters are located in San Mateo, California.
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30.
The Company’s operating results, financial position and cash flows were negatively impacted by the COVID-19 pandemic and as a result, the Company accelerated a shift in its sales channel strategy to focus more on direct-to-consumer sales through gopro.com, and implemented a restructuring plan in April 2020, which primarily impacted the Company’s global workforce, sales and marketing expenses, and leased facilities. These actions impacted the Company’s financial results in the second quarter of 2020 by reducing on-going operating expenses and to help accelerate its ability to achieve profitability, thus providing sufficient resources to continue as a going concern for at least one year from the date of issuance of the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
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
Use of estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating leases, intangible assets and goodwill), income taxes and going concern. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The extent and continued impact of COVID-19 has been taken into account in making the significant assumptions and estimates related to the above, however if the duration and spread of the outbreak, the impact on our customers, and the effect on our contract manufacturers, vendors and supply chains is different from the Company’s estimates and assumptions, then actual results could differ materially. Given the uncertainty with respect to COVID-19, the Company’s estimates and assumptions may evolve as conditions change. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
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
The transaction prices allocated to the delivered hardware, related embedded firmware and free software solutions are recognized as revenue at the time of sale, provided the conditions for recognition of revenue have been met. The transaction price allocated to PCS is deferred and recognized as revenue on a straight-line basis over the estimated term of the support period, which is estimated to be 15 months based on historical experience. Deferred revenue as of June 30, 2020 and December 31, 2019 also included immaterial amounts related to the

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Company’s subscription services. The Company’s short-term and long-term deferred revenue balances totaled $14.1 million and $16.6 million as of June 30, 2020 and December 31, 2019, respectively. During the three months ended June 30, 2020 and 2019, revenue of $5.5 million and $5.3 million, respectively, was recognized that was included in the deferred revenue balances at the beginning of each period. During the six months ended June 30, 2020 and 2019, revenue of $9.8 million and $9.7 million, respectively, was recognized that was included in the deferred revenue balances at the beginning of each period.
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
Recent accounting standards

Standard	Description	Company’s date of adoption	Effect on the condensed consolidated financial statements or other significant matters
Standards that were adopted
Intangible - Goodwill and Other ASU No. 2017-04 (Topic 350)	This standard simplifies the accounting for goodwill and removes Step 2 of the annual goodwill impairment test. Upon adoption, goodwill impairment is determined based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is applied on a prospective transition method.	January 1, 2020	The adoption of this standard did not impact the Company’s condensed consolidated financial statements and related disclosures.
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ASU No. 2016-13 (Topic 326)	The standard changes the impairment model for most financial assets and replaces the existing incurred loss model with a current expected credit loss (CECL) model. The standard is applied on a modified retrospective approach.	January 1, 2020	The Company’s allowance for doubtful accounts and valuation of available-for-sale securities are subject to this standard. The Company concluded the adoption of this standard did not have a material impact on its condensed consolidated financial statements and related disclosures.
Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	June 30, 2020			December 31, 2019
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$19,442	$—	$19,442	$4,413	$—	$4,413
Total cash equivalents	$19,442	$—	$19,442	$4,413	$—	$4,413
Marketable securities:
Corporate debt securities	$—	$—	$—	$—	$14,847	$14,847
Total marketable securities	$—	$—	$—	$—	$14,847	$14,847
(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. Cash balances were $60.2 million and $145.9 million as of June 30, 2020 and December 31, 2019, respectively.
Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of December 31, 2019 were all less than one year in duration. At June 30, 2020 and December 31, 2019, the Company had no financial assets or liabilities that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At June 30, 2020 and December 31, 2019, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (Notes) (see Note 4 Financing Arrangements). The estimated fair value of the Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the Notes was $154.0 million as of June 30, 2020, and is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.

3. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	June 30, 2020	December 31, 2019
Components	$24,232	$20,370
Finished goods	117,919	123,866
Total inventory	$142,151	$144,236

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Property and equipment, net

(in thousands)	June 30, 2020	December 31, 2019
Leasehold improvements	$49,846	$50,736
Production, engineering and other equipment	47,019	45,649
Tooling	18,223	19,216
Computers and software	22,431	21,719
Furniture and office equipment	10,527	10,846
Tradeshow equipment and other	7,083	7,009
Construction in progress	287	45
Gross property and equipment	155,416	155,220
Less: Accumulated depreciation and amortization	(126,236)	(118,681)
Property and equipment, net	$29,180	$36,539
Intangible assets

	June 30, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$51,066	$(48,180)	$2,886
Domain name	15	—	15
Total intangible assets	$51,081	$(48,180)	$2,901

	December 31, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$50,501	$(45,269)	$5,232
Domain name	15	—	15
Total intangible assets	$50,516	$(45,269)	$5,247

Amortization expense was $1.0 million and $2.0 million for the three months ended June 30, 2020 and 2019, respectively, and $2.9 million and $4.1 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2020 (remaining 6 months)	$1,687
2021	1,152
2022	47
$2,886

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Other long-term assets

(in thousands)	June 30, 2020	December 31, 2019
Point of purchase (POP) displays	$6,023	$7,595
Long-term deferred tax assets	811	864
Deposits and other	6,730	7,002
Other long-term assets	$13,564	$15,461
Accrued expenses and other current liabilities

(in thousands)	June 30, 2020	December 31, 2019
Accrued payables (1)	$28,970	$42,153
Accrued sales incentives	23,701	39,120
Employee related liabilities (1)	6,574	20,494
Return liability	12,430	14,854
Warranty liability	5,679	9,899
Inventory received	1,281	5,737
Customer deposits	3,332	2,063
Purchase order commitments	2,083	1,710
Income taxes payable	1,101	1,166
Other	3,454	4,594
Accrued expenses and other current liabilities	$88,605	$141,790
(1) See Note 10 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Beginning balance	$8,954	$11,593	$11,398	$10,971
Charged to cost of revenue	1,269	4,254	2,986	10,403
Settlement of warranty claims	(2,897)	(2,997)	(7,058)	(8,524)
Warranty liability	$7,326	$12,850	$7,326	$12,850
At June 30, 2020 and December 31, 2019, $5.7 million and $9.9 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $1.6 million and $1.5 million, respectively, was recorded as a component of other long-term liabilities.

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
At June 30, 2020 and December 31, 2019, the Company was in compliance with all financial covenants contained in the Credit Agreement. As of June 30, 2020, the Company could borrow up to $58.5 million and had $30.0 million borrowings outstanding on the Credit Facility. As of December 31, 2019, the Company had zero borrowings outstanding on the Credit Facility.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Holders have the option to convert the Notes in multiples of $1,000 principal amount at any time prior to January 15, 2022, but only in the following circumstances:
•during any calendar quarter beginning after the calendar quarter ending on September 30, 2017, if the last reported sale price of Class A common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day;
•during the five-business day period following any five consecutive trading day period in which the trading price for the Notes is less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate for the Notes on each such trading day; or
•upon the occurrence of specified corporate events.
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
As of June 30, 2020 and December 31, 2019, the outstanding principal on the Notes was $175.0 million, the unamortized debt discount was $19.4 million and $24.3 million, respectively, the unamortized debt issuance cost was $1.5 million and $1.9 million, respectively, and the net carrying amount of the liability component was $154.1 million and $148.8 million, respectively, which was recorded as long-term debt within the condensed consolidated balance sheets. For the three months ended June 30, 2020 and 2019, the Company recorded interest expense of $1.6 million for contractual coupon interest, $0.2 million for amortization of debt issuance costs, and $2.5 million and $2.3 million, respectively, for amortization of the debt discount. For the six months ended June 30, 2020 and 2019, the Company recorded interest expense of $3.1 million for contractual coupon interest, $0.4 million for amortization of debt issuance costs, and $4.9 million and $4.4 million, respectively, for amortization of the debt discount.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Stock options
A summary of the Company’s stock option activity for the six months ended June 30, 2020 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	3,963	$10.16	6.35	$374
Granted	1,006	3.99
Exercised	(25)	1.13
Forfeited/Cancelled	(773)	9.88
Outstanding at June 30, 2020	4,171	$8.78	6.59	$1,064

Vested and expected to vest at June 30, 2020	4,171	$8.78	6.59	$1,064
Exercisable at June 30, 2020	2,676	$10.93	5.12	$324
The aggregate intrinsic value of the stock options outstanding as of June 30, 2020 represents the value of the Company’s closing stock price on June 30, 2020 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the six months ended June 30, 2020 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2019	8,225	$6.11
Granted	5,604	4.09
Vested	(1,649)	6.78
Forfeited	(1,823)	5.50
Non-vested shares at June 30, 2020	10,357	$5.02

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Performance stock units
A summary of the Company’s PSU activity for the six months ended June 30, 2020 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2019	788	$7.51
Granted	1,221	4.04
Vested	(179)	7.51
Forfeited	(205)	7.02
Non-vested shares at June 30, 2020	1,625	$4.97
Employee stock purchase plan. For the six months ended June 30, 2020 and 2019, the Company issued 556,000 and 458,000 shares under its ESPP, respectively, at weighted-average prices of $3.38 and $4.96, respectively.
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
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$332	$522	$835	$1,035
Research and development	3,063	4,884	6,085	9,561
Sales and marketing	789	2,221	2,506	4,434
General and administrative	1,692	2,979	4,087	5,361
Total stock-based compensation expense	$5,876	$10,606	$13,513	$20,391

The income tax benefit related to stock-based compensation expense was zero for the three and six months ended June 30, 2020 and 2019 due to a full valuation allowance on the Company’s United States net deferred tax assets (see Note 7 Income taxes).
At June 30, 2020, total unearned stock-based compensation of $45.7 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 2.3 years.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
6. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net loss	$(50,975)	$(11,287)	$(114,503)	$(35,652)

Denominator:
Weighted-average common shares—basic and diluted for Class A and Class B common stock	148,497	144,668	148,028	143,640

Basic and diluted net loss per share	$(0.34)	$(0.08)	$(0.77)	$(0.25)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Anti-dilutive stock-based awards	15,057	12,817	14,519	12,870
The Company has the intent and ability to deliver cash up to the principal amount of the Notes subject to conversion, based on the Company’s current and projected liquidity. As such, no shares associated with the Note conversion were included in the Company’s weighted-average number of common shares outstanding for any periods presented. The Company’s Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing Arrangements. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the Notes is 20.6 million shares of Class A common stock. Additionally, the calculation of weighted-average shares outstanding for the three and six months ended June 30, 2020 and 2019 excludes approximately 9.2 million shares, effectively repurchased and held in treasury stock on the condensed consolidated balance sheets as a result of the Prepaid Forward transaction entered into in connection with the Note offering.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Income tax expense (benefit)	$1,069	$(605)	$3,468	$(227)
Effective tax rate	(2.1)%	5.1%	(3.1)%	0.6%
The Company recorded an income tax expense of $1.1 million for the three months ended June 30, 2020, on a pre-tax net loss of $49.9 million, which resulted in a negative effective tax rate of 2.1%. The Company’s income tax expense for the three months ended June 30, 2020, was composed of $0.6 million of tax expense incurred on pre-tax income, and discrete items that primarily included $0.7 million of net non-deductible equity tax expense for employee stock-based compensation, $2.6 million of tax expense relating to a reduction in deferred tax assets due to the treatment of stock-based compensation as a result of the Altera Corp. vs. Commissioner decision by the Ninth Circuit Court of appeals and $0.5 million of tax expense relating to certain states and foreign jurisdiction reserves, partially offset by a $2.4 million tax benefit related to restructuring charges and a net decrease in the valuation allowance of $0.8 million. The Company recorded an income tax expense of $3.5 million for the six months ended June 30, 2020, on a pre-tax net loss of $111.0 million, which resulted in a negative effective tax rate of 3.1%. The Company’s income tax expense for the six months ended June 30, 2020, was composed of $2.9 million of tax expense incurred on pre-tax income, and discrete items that primarily included $1.8 million of net non-deductible equity tax expense for employee stock-based compensation, $2.6 million of tax expense relating to a reduction in deferred tax assets due to the treatment of stock-based compensation as a result of the Altera Corp. vs. Commissioner decision by the Ninth Circuit Court of appeals and $0.5 million of tax expense relating to certain states and foreign jurisdiction reserves, partially offset by a $2.4 million tax benefit related to restructuring charges and a net decrease in the valuation allowance of $2.0 million.
For the three months ended June 30, 2019, the Company recorded an income tax benefit of $0.6 million on a pre-tax net loss of $11.9 million, which resulted in an effective tax rate of 5.1%. The Company’s income tax benefit for the three months ended June 30, 2019 was composed of $0.4 million of tax expense incurred on pre-tax income, and discrete items that primarily included $0.9 million of tax benefit relating to foreign provision to income tax returns adjustments, $0.4 million of net non-deductible equity tax expense for employee stock-based compensation, $0.4 million of tax benefit relating to restructuring charges and $0.1 million of tax benefit for other items. The Company recorded an income tax benefit of $0.2 million for the six months ended June 30, 2019 on a pre-tax net loss of $35.9 million, which resulted in an effective tax rate of 0.6%. The Company’s income tax benefit for the six months ended June 30, 2019 was composed of $0.9 million of tax expense incurred on pre-tax income, and discrete items that primarily included $0.9 million of tax benefit relating to foreign provision to income tax returns adjustments, $0.9 million of net excess tax benefits for employee stock-based compensation, $0.5 million of tax benefits relating to restructuring charges and $0.5 million of tax benefits for the release of uncertain tax positions primarily attributable to the expiration of tax statute of limitations, partially offset by a $1.4 million net increase in the valuation allowance and $0.3 million of tax expense related to other items. Further, for both the six months ended June 30, 2020, and 2019, while the Company incurred pre-tax losses in the United States, the Company does not expect to recognize any tax benefits on pretax losses in the United States due to a full valuation allowance recorded against its United States deferred tax assets.
On June 22, 2020, the U.S. Supreme Court declined a Writ of Certiorari in the case of Altera Corp vs. Commissioner challenging a decision by the Ninth Circuit Court of appeals (which itself reversed a previous decision of the United States Tax Court) holding that the United States Treasury Department’s regulations requiring the inclusion of stock-based compensation expense in a taxpayer’s cost sharing calculations were valid.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The Company’s condensed consolidated financial statements have been prepared consistent with this outcome and reflect adjustments to deferred tax assets as a result of this development.
At June 30, 2020 and December 31, 2019, the Company’s gross unrecognized tax benefits were $28.7 million and $27.2 million, respectively. If recognized, $14.1 million of these unrecognized tax benefits (net of United States federal benefit) at June 30, 2020 would reduce income tax expense after considering the impact of the change in the valuation allowance in the United States. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months, it is possible that up to $13.0 million of uncertain tax position could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law on March 27, 2020, to respond to the economic challenges due to COVID-19. The Company reviewed the tax impact of the CARES Act and determined that the effective tax rate is not materially impacted.

8. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.
The components of net lease cost, which were recorded in operating expenses, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost (1)	$4,088	$4,459	$8,295	$9,564
Sublease income	(131)	(168)	(260)	(399)
Net lease cost	$3,957	$4,291	$8,035	$9,165
(1) Operating lease cost includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,441	$6,551
Right-of-use assets obtained in exchange for new operating lease liabilities	147	10,780

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years) - operating leases	6.04	6.44
Weighted-average discount rate - operating leases	6.2%	6.2%

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
As of June 30, 2020, maturities of operating lease liabilities were as follows:

(in thousands)	June 30, 2020
2020 (remaining 6 months)	$6,102
2021	13,706
2022	12,804
2023	12,035
2024	11,897
Thereafter	25,065
Total lease payments	81,609
Less: Imputed interest	(14,524)
Present value of lease liabilities	$67,085
Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of June 30, 2020, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $215.8 million.
Legal proceedings and investigations. On February 13, 2018 and February 27, 2018, two purported shareholder derivative lawsuits (the Consolidated Federal Derivative Actions) were filed in the United States District Court for the Northern District of California against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The Consolidated Federal Derivative Actions are based on allegations similar to those in two now-resolved shareholder class actions - one filed in 2016 which was settled and received final approval of the Court on September 20, 2019, and the other filed in 2018 which had final judgment entered in favor of defendants on June 24, 2019, following the Court’s granting of defendants’ motion to dismiss. The Consolidated Federal Derivative Actions assert causes of action against the individual defendants for breach of fiduciary duty, and for making false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek corporate reforms, disgorgement of profits from stock sales, and fees and costs. On June 15, 2020, defendants moved to dismiss the complaint.
Different shareholders filed two similar purported shareholder derivative actions on October 30, 2018 and November 7, 2018 in the Delaware Court of Chancery (the Consolidated Delaware Derivative Actions). On April 28, 2020, the Court granted defendants’ motion to dismiss the Consolidated Delaware Derivative Actions with prejudice. On May 8, 2020, plaintiffs filed a notice of appeal.
Other shareholders filed similar purported shareholder derivative actions on December 26, 2018, February 15, 2019, and January 27, 2020 in the Delaware Court of Chancery. Those actions are either stayed or defendants’ time to respond to the complaint has not yet passed.
On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. On November 30, 2015, Contour dismissed the Utah action. On November 30, 2015, Contour IP Holdings LLC (CIPH), a non-practicing entity re-filed a similar complaint in Delaware seeking unspecified damages. GoPro filed an inter partes review (IPR) at the United States Patent and Trademark Office. The case was transferred to the Northern District of California in July 2017 and was stayed in favor of the IPR proceedings, most recently on December 12, 2018. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019. On October 8, 2019, the court entered a schedule for the remainder of the case, including scheduling trial to begin on August 31, 2020. Due to COVID-19 delays, major deadlines in the case were extended, and trial is now scheduled to commence on December 14, 2020. We believe that this matter lacks merit and we intend to vigorously defend against CIPH.
We are currently, and in the future, may continue to be, subject to litigation, claims and assertions incidental to our business, including patent infringement litigation and product liability claims, as well as other litigation of a non-material nature in the ordinary course of business. Due to inherent uncertainties of litigation, we cannot accurately

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
predict the ultimate outcome of these matters. We are unable at this time to determine whether the outcome of the litigation would have a material effect on our business, financial condition, results of operations or cash flows.
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of June 30, 2020, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	June 30, 2020	December 31, 2019
Customer A	*	15%
Customer B	24%	11%
Customer C	24%	*
Customer D	10%	*
* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Accounts receivable sold	$4,242	$38,525	$35,561	$54,948
Factoring fees	38	478	186	698
Customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Customer A	*	17%	*	15%
Customer B	13%	*	*	*
Customer C	10%	*	*	*
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Geographic information
Revenue by geographic region was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2019	2020	2019
Americas	$82,640	$142,267	$139,887	$251,341
Europe, Middle East and Africa (EMEA)	34,909	82,893	64,628	153,759
Asia and Pacific (APAC)	16,697	67,269	49,131	130,037
Total revenue	$134,246	$292,429	$253,646	$535,137
Revenue from the United States, which is included in the Americas geographic region, was $76.8 million and $117.7 million for the three months ended June 30, 2020 and 2019, respectively, and $122.5 million and $200.7 million for the six months ended June 30, 2020 and 2019, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of June 30, 2020 and December 31, 2019, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and Mainland China, were $8.5 million and $11.0 million, respectively.

10. Restructuring charges
Restructuring charges for each period were as follows:

	Six months ended June 30,
(in thousands)	2020	2019
Cost of revenue	$332	$54
Research and development	2,500	556
Sales and marketing	7,215	314
General and administrative	1,240	501
Total restructuring charges	$11,287	$1,425
Second quarter 2020 restructuring plan
On April 14, 2020, the Company approved a restructuring plan to reduce future operating expenses, optimize its business model and address the impact of the COVID-19 pandemic. The restructuring provided for a reduction of the Company’s global workforce by approximately 20% and the consolidation of certain leased office facilities. Under the second quarter 2020 restructuring plan, the Company recorded restructuring charges of $11.5 million, including $7.9 million related to severance, and $3.6 million related to accelerated depreciation and other charges.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities, and other long-term liabilities on the condensed consolidated balance sheet under the second quarter 2020 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2019	$—	$—	$—
Restructuring charges	7,908	3,584	11,492
Cash paid	(6,360)	(288)	(6,648)
Non-cash reductions	—	(3,296)	(3,296)
Restructuring liability as of June 30, 2020	$1,548	$—	$1,548
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

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2019	$—	$4,470	$4,470
Restructuring charges	—	(73)	(73)
Cash paid	—	(1,736)	(1,736)
Restructuring liability as of June 30, 2020	$—	$2,661	$2,661

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
This MD&A is organized as follows:
•Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.
•Results of Operations. Analysis of our financial results comparing the second quarter and first six months of 2020 to 2019.
•Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•Contractual Commitments. Overview of our contractual obligations, including expected payment schedules as of June 30, 2020.
•Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•Non-GAAP Financial Measures. A reconciliation and discussion of our GAAP to non-GAAP financial measures.
The following discussion should be read in conjunction with our 2019 Annual Report and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q of GoPro, Inc. and its subsidiaries (GoPro or we or the Company). Our MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we may use such words as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” “could,” “forecast,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. Forward-looking statements include new product offering plans and key hardware and software features, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expenses and drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans will create, the impact of COVID-19 on our business, operations, liquidity and capital resources, employees, customers, supply chain, financial results and the world economy, and the scope and duration thereof, plans to settle note conversion in cash, expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations, the outcome of pending or future litigation and legal proceedings and any discussion of the trends and other factors that drive our business and future results in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q including but not limited to Item 1A Risk Factors. In particular, the consequences of the COVID-19 pandemic to economic conditions and the industry in general, and the financial position and operating results of the Company in particular have been material, and changing rapidly, and cannot be predicted. Readers are strongly encouraged to consider the foregoing, including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
GoPro helps its consumers celebrate and share their experiences in immersive and exciting ways. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, and share engaging personal content. When consumers use our products and services, they often generate and share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new cameras, accessories, lifestyle gear, and software and subscription offerings. We believe new camera features drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Our investments in image stabilization, mobile app editing and sharing solutions, modular accessories, auto-upload capabilities, local language user-interfaces and voice recognition in more than 12 languages drive the expansion of our global market.
In 2019, we began shipping our HERO8 Black flagship camera which features enhanced HyperSmooth 2.0 image stabilization, TimeWarp Video 2.0, built-in mounting, live streaming, cloud connectivity, voice control, improved audio and a touch display. HyperSmooth 2.0 includes dramatically improved pitch axis stabilization, a new Boost mode for absolute maximum stabilization, and powerful in-app horizon leveling that provides gimbal-like stability. TimeWarp Video 2.0 automatically applies a high-speed, ‘magic-carpet-ride’ effect to videos, while live streaming enables users to share content in real time on social media platforms. Additionally, in July 2020, we introduced a new feature on our HERO8 Black camera which allows users to use their camera as a 1080p high-definition wide-angle webcam, and a new line of lifestyle gear including an ultra-functional line of bags, apparel and other accessories. In 2019, we also introduced new accessories for the HERO8 Black camera, called Mods, which enables users to transform their HERO8 Black camera into a production powerhouse. The Media Mod provides an integrated directional microphone, the Light Mod illuminates a scene and the Display Mod allows users to perfectly frame themselves during self-capture. We also began shipping our newest 360-degree waterproof camera, MAX, in 2019. Our MAX camera features MAX HyperSmooth image stabilization, 360-degree MAX TimeWarp Video, MAX SuperView, PowerPano, built-in mounting, high-quality audio, live streaming, voice control and a front facing touch display. MAX HyperSmooth provides the highest performance video stabilization yet, while MAX SuperView provides the widest view ever from a GoPro camera. PowerPano allows users to capture a 6.2mp, 270-degree panoramic photo with the push of one button and creates an artifact-free shot of action or movement. Our MAX camera also features six built-in microphones that allow users to capture immersive 360-degree audio, directional audio for vlogging and the best stereo sound ever from a GoPro. Our HERO8 Black, MAX and HERO7 line of cameras are compatible with our ecosystem of mountable and wearable accessories, and feature automatic uploading capabilities for photos and videos to GoPro Plus, our subscription service that provides unlimited cloud storage at 100% quality, a camera protection plan, discounts on GoPro accessories and enables subscribers to easily access, edit, store and share their content.
In December 2019, reports of a potentially deadly virus began to surface and in March 2020, the World Health Organization (the WHO) characterized the deadly virus, now called COVID-19, as a pandemic. The extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain and the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. Also, we may experience increased capital expenditures that could materially adversely impact our business, results of operations and overall financial performance in future periods. In the first quarter of 2020, we temporarily closed all of our offices and required most of our employees to work remotely. These changes remain largely in effect in the second quarter of 2020 and in some locations, we plan on maintaining closed offices through the end of 2020. At this point, the duration and impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See section Item 1A Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

				% Change
(units and dollars in thousands, except per share amounts)	Q2 2020	Q1 2020	Q2 2019	Q2 2020 vs. Q1 2020	Q2 2020 vs. Q2 2019
Revenue	$134,246	$119,400	$292,429	12%	(54)%
Camera units shipped (1)	448	341	1,082	31%	(59)%
Gross margin (2)	30.3%	32.2%	34.9%	(190) bps	(460) bps
Operating expenses	$85,606	$94,541	$109,132	(9)%	(22)%
Net loss	$(50,975)	$(63,528)	$(11,287)	(20)%	352%
Diluted net loss per share	$(0.34)	$(0.43)	$(0.08)	(21)%	325%
Cash used in operations	$(43,744)	$(68,284)	$(1,036)	(36)%	4,122%

Other financial information:
Adjusted EBITDA (3)	$(22,367)	$(41,356)	$13,616	(46)%	(264)%
Non-GAAP net income (loss) (4)	$(29,721)	$(49,613)	$4,193	(40)%	(809)%
Non-GAAP net income (loss) per share	$(0.20)	$(0.34)	$0.03	(41)%	(767)%
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
Second quarter 2020 financial performance
Our second quarter of 2020 financial results continued to be unfavorably impacted by the COVID-19 pandemic, however we saw a steady increase in demand for GoPro products throughout the quarter resulting in an increase in global channel sell-through. Consequently, we estimate our channel inventories at the end of the second quarter of 2020 were reduced by 25% sequentially and were reduced by 45% from the fourth quarter of 2019. Revenue in the second quarter of 2020 was $134.2 million, a 54.1% decrease year-over-year from $292.4 million for the same period in 2019, while the gross margin percentage of 30.3% was down from 34.9% for the same period in 2019. The 460 basis point decrease in the gross margin percentage year-over-year was primarily due to higher fixed operational expenses per camera due to fewer camera units being shipped and an increase in sales incentives, partially offset by a greater proportion of cameras sold with a suggested retail price equal to or greater than $300, which represented 95% of our camera revenue mix in the second quarter of 2020. Camera units shipped in the second quarter of 2020 were 448 thousand units, compared to 1.1 million units for the same period in 2019. Our second quarter of 2020 average selling price (defined as total revenue divided by the number of camera units shipped) of $300, represented a 10.8% increase year-over-year primarily due to the favorable camera revenue mix. Our continued focus on cost management and the cost reductions recognized from our restructuring actions drove operating expenses down by $23.5 million, or 21.6%, year-over-year.
Net loss in the second quarter of 2020 was $51.0 million, or $0.34 per share, compared to a net loss of $11.3 million, or $0.08 per share, for the same period in 2019. Adjusted EBITDA for the second quarter of 2020 was negative $22.4 million, compared to $13.6 million for the same period in 2019.

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
Driving profitability through improved efficiency, lower costs and better execution. We incurred operating losses in 2019, 2018 and 2017. However, our restructuring actions have significantly reduced our on-going operating expenses in 2019 and 2018 resulting in a flatter, more efficient global organization that has allowed for improved communication and better alignment among our functional teams. Primarily as a result of the impact of the COVID-19 pandemic, we took additional restructuring actions in April 2020 to further reduce our operating expenses in marketing, sales, and general and administrative functions, and to reduce our global facility footprint. Operating expense reductions related to research and development were minor in order to protect our product roadmap and innovation. Additionally, in response to the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to reduce the number of distributors and retailers that we work with to focus more on direct-to-consumer sales through our e-commerce channel, gopro.com, which represented 44.3% and 33.4% of revenue for the three months and six months ended June 30, 2020, respectively. If we are unable to generate adequate revenue growth, particularly in light of the impact of the COVID-19 pandemic, successfully implement our direct-to-consumer sales model, or continue to manage our expenses, we may incur significant losses in the future and may not be able to achieve profitability.
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
Our profitability also depends on expanding our subscription service offerings. If we are not successful in our shift to a direct-to-consumer sales model and expanding our product offerings, including our subscription offerings and an increase in paid subscribers, we might not be able to become profitable and we may not recognize benefits from our investment in new areas.
Marketing the improved GoPro experience. As a result of the impact of the COVID-19 pandemic on our business, we have reduced our marketing budget to reflect the appropriate levels of support for our shift to a direct-to-consumer model. We intend to focus our marketing resources to increase traffic and improve the consumer experience on gopro.com, and improve brand recognition within certain retailers and distributors. Historically, our

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
growth has largely been fueled by the adoption of our products by active capturers — people looking to self-capture images of themselves participating in exciting physical activities. Our goal of becoming profitable depends on continuing to reach, expand and re-engage with this core user base in alignment with our strategic priorities. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2020		2019		2020		2019
Revenue	$134,246	100%	$292,429	100%	$253,646	100%	$535,137	100%
Cost of revenue	93,554	70	190,244	65	174,527	69	352,605	66
Gross profit	40,692	30	102,185	35	79,119	31	182,532	34
Operating expenses:
Research and development	34,558	26	38,811	13	66,839	26	76,275	14
Sales and marketing	34,965	26	52,135	18	78,467	31	99,425	19
General and administrative	16,083	12	18,186	6	34,841	14	34,067	6
Total operating expenses	85,606	64	109,132	37	180,147	71	209,767	39
Operating loss	(44,914)	(34)	(6,947)	(2)	(101,028)	(40)	(27,235)	(5)
Other income (expense):
Interest expense	(4,671)	(3)	(4,882)	(2)	(9,514)	(4)	(9,409)	(2)
Other income (expense), net	(321)	—	(63)	—	(493)	—	765	—
Total other expense, net	(4,992)	(3)	(4,945)	(2)	(10,007)	(4)	(8,644)	(2)
Loss before income taxes	(49,906)	(37)	(11,892)	(4)	(111,035)	(44)	(35,879)	(7)
Income tax expense (benefit)	1,069	1	(605)	—	3,468	1	(227)	—
Net loss	$(50,975)	(38)%	$(11,287)	(4)%	$(114,503)	(45)%	$(35,652)	(7)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended June 30,			Six months ended June 30,
	2020	2019	% Change	2020	2019	% Change
Camera units shipped	448	1,082	(59)%	789	1,924	(59)%

Average selling price	$300	$270	11	$322	$278	16

Gopro.com	$59,505	$26,447	125	$84,794	$56,675	50
Percentage of revenue	44.3%	9.0%		33.4%	10.6%
Retail	$74,741	$265,982	(72)	$168,852	$478,462	(65)
Percentage of revenue	55.7%	91.0%		66.6%	89.4%
Total revenue	$134,246	$292,429	(54)%	$253,646	$535,137	(53)%

Americas	$82,640	$142,267	(42)%	$139,887	$251,341	(44)%
Percentage of revenue	61.6%	48.7%		55.2%	47.0%
Europe, Middle East and Africa (EMEA)	$34,909	$82,893	(58)	$64,628	$153,759	(58)
Percentage of revenue	26.0%	28.3%		25.5%	28.7%
Asia and Pacific (APAC)	$16,697	$67,269	(75)	$49,131	$130,037	(62)
Percentage of revenue	12.4%	23.0%		19.4%	24.3%
Total revenue	$134,246	$292,429	(54)%	$253,646	$535,137	(53)%
The year-over-year decrease in revenue for the second quarter and first half of 2020 compared to the same periods in 2019 were primarily driven by the unfavorable impacts of the COVID-19 pandemic. We shipped 448 thousand camera units in the second quarter of 2020, compared to 1.1 million camera units for the same period in 2019. Despite the lower volume of camera units shipped, our average selling price in the second quarter and first half of 2020 were $300 and $322, respectively, or an increase of 11% and 16%, respectively, compared to the same periods in 2019. The increase in our average selling price was primarily driven by a greater proportion of cameras sold with a suggested retail price equal to or greater than $300, which represented 95% and 92% of our camera revenue mix in the second quarter and first half of 2020, respectively, and growth in our subscription offerings. Average selling price is defined as total revenue divided by the number of camera units shipped. Revenue from gopro.com, increased to 44% and 33% of the total revenue in the second quarter and first half of 2020, respectively, from 9% and 11% in the same respective periods in 2019.
Cost of revenue and gross margin

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Cost of revenue	$91,862	$187,650	(51)%	$170,449	$347,425	(51)%
Stock-based compensation	332	522	(36)	835	1,035	(19)
Acquisition-related costs	1,024	2,009	(49)	2,911	4,091	(29)
Restructuring costs	336	63	433	332	54	515
Total cost of revenue	$93,554	$190,244	(51)%	$174,527	$352,605	(51)%
Gross margin	30.3%	34.9%		31.2%	34.1%
Gross margin of 30.3% in the second quarter of 2020 decreased from 34.9% in the same period of 2019, or (460) bps, primarily due to the impacts of the COVID-19 pandemic and higher fixed operational expenses per camera due to fewer camera units shipped, (748) bps, and higher sales incentives, (417) bps, partially offset by a favorable product sales mix and an increase in subscription revenue, 767 bps.
Gross margin of 31.2% in the first half of 2020 decreased from 34.1% in the same period of 2019, or (290) bps, primarily due to the impacts of the COVID-19 pandemic and higher fixed operational expenses per camera due to

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
fewer camera units shipped, (712) bps, and higher sales incentives, (109) bps, partially offset by a favorable product sales mix and an increase in subscription revenue, 578 bps.
Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Research and development	$28,971	$33,224	(13)%	$58,254	$66,158	(12)%
Stock-based compensation	3,063	4,884	(37)	6,085	9,561	(36)
Restructuring costs	2,524	703	259	2,500	556	350
Total research and development	$34,558	$38,811	(11)%	$66,839	$76,275	(12)%
Percentage of revenue	25.7%	13.3%		26.4%	14.3%
The year-over-year decrease of $4.3 million, or 11%, in total research and development expense in the second quarter of 2020 compared to the same period in 2019 reflected a $2.6 million decrease in cash-based personnel-related costs due to a reduction in global research and development headcount, a $1.8 million decrease in stock-based compensation, and a $1.3 million decrease in depreciation and other supporting overhead expenses, partially offset by a $1.8 million increase in restructuring costs.
The year-over-year decrease of $9.4 million, or 12%, in total research and development expense in the first half of 2020 compared to the same period in 2019 reflected a $3.6 million decrease in cash-based personnel-related costs due to a reduction in global research and development headcount, a $3.5 million decrease in stock-based compensation, and a $1.6 million decrease in depreciation and other supporting overhead expenses.
Sales and marketing

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Sales and marketing	$26,942	$49,565	(46)%	$68,746	$94,677	(27)%
Stock-based compensation	789	2,221	(64)	2,506	4,434	(43)
Restructuring costs	7,234	349	1,973	7,215	314	2,198
Total sales and marketing	$34,965	$52,135	(33)%	$78,467	$99,425	(21)%
Percentage of revenue	26.0%	17.8%		30.9%	18.6%
The year-over-year decrease of $17.2 million, or 33%, in total sales and marketing expenses in the second quarter of 2020 compared to the same period in 2019 reflected an $18.4 million decrease in overall advertising and marketing expenses attributable to reduced online campaigns, sponsorships and marketing events, a $3.8 million decrease in cash-based personnel-related costs due to a reduction in global sales and marketing headcount and a $1.4 million decrease in stock-based compensation, partially offset by a $6.9 million increase in restructuring costs.
The year-over-year decrease of $21.0 million, or 21%, in total sales and marketing expenses in the first half of 2020 compared to the same period in 2019 reflected a $21.2 million decrease in overall advertising and marketing expenses attributable to reduced online campaigns, sponsorships and marketing events, a $4.6 million decrease in cash-based personnel-related costs due to a reduction in global sales and marketing headcount and a $1.9 million decrease in stock-based compensation, partially offset by a $6.9 million increase in restructuring costs.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
General and administrative	$13,134	$14,644	(10)%	$29,514	$28,205	5%
Stock-based compensation	1,692	2,979	(43)	4,087	5,361	(24)
Restructuring costs	1,257	563	123	1,240	501	148
Total general and administrative	$16,083	$18,186	(12)%	$34,841	$34,067	2%
Percentage of revenue	12.0%	6.2%		13.7%	6.4%
The year-over-year decrease of $2.1 million, or 12%, in total general and administrative expenses in the second quarter of 2020 compared to the same period in 2019 reflected a $1.3 million decrease in stock-based compensation and a $1.0 million decrease in cash-based personnel-related costs due to a reduction in global general and administrative headcount, partially offset by a $0.7 million increase in restructuring costs.
The year-over-year increase of $0.8 million, or 2%, in total general and administrative expenses in the first half of 2020 compared to the same period in 2019 reflected a $4.4 million increase in legal and professional services costs, and a $0.7 million increase in restructuring charges, partially offset by a $1.7 million decrease in cash-based personnel-related costs due to a reduction in global general and administrative headcount, a $1.3 million decrease in stock-based compensation, a $1.1 million decrease in allocated facilities and other supporting overhead expenses and a $0.4 million decrease in travel related expenses.
Restructuring costs
Second quarter 2020 restructuring plan. On April 14, 2020, we approved a restructuring plan that provided for a reduction of our global workforce by approximately 20% and the consolidation of certain leased office facilities. Under the second quarter 2020 restructuring plan, we recorded restructuring charges of $11.5 million, including $7.9 million related to severance, and $3.6 million related to accelerated depreciation and other charges.
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
See Note 10 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements.
Other income (expense)

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Interest expense	$(4,671)	$(4,882)	(4)%	$(9,514)	$(9,409)	1%
Other income (expense), net	(321)	(63)	410	(493)	765	(164)
Total other expense, net	$(4,992)	$(4,945)	1%	$(10,007)	$(8,644)	16%
Total other expense, net, in the first half of 2020 increased $1.4 million as compared to the same period in 2019 primarily due to a $0.8 million increase in unrealized losses due to changes in foreign exchange rates and a $0.6 million decrease in interest income.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income taxes

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Income tax expense (benefit)	$1,069	$(605)	(277)%	$3,468	$(227)	(1,628)%
Effective tax rate	(2.1)%	5.1%		(3.1)%	0.6%
We recorded an income tax expense of $1.1 million for the three months ended June 30, 2020 on a pre-tax net loss of $49.9 million, which resulted in a negative effective tax rate of 2.1%. Our income tax expense was composed of $0.6 million of tax expense incurred on a pre-tax income, and discrete items that primarily included $0.7 million of net non-deductible equity tax expense for employee stock-based compensation, $2.6 million of tax expense relating to a reduction in deferred tax assets due to the treatment of stock-based compensation as a result of the Altera Corp. vs. Commissioner decision by the Ninth Circuit Court of appeals and $0.5 million of tax expense relating to certain states and foreign jurisdiction reserves, partially offset by a $2.4 million tax benefit related to restructuring charges and a net decrease in the valuation allowance of $0.8 million. We recorded an income tax expense of $3.5 million for the six months ended June 30, 2020 on a pre-tax net loss of $111.0 million, which resulted in a negative effective tax rate of 3.1%. Our income tax expense was composed of $2.9 million of tax expense incurred on pre-tax income, and discrete items that primarily included $1.8 million of net non-deductible equity tax expense for employee stock-based compensation, $2.6 million of tax expense relating to a reduction in deferred tax assets due to the treatment of stock-based compensation as a result of the Altera Corp. vs. Commissioner decision by the Ninth Circuit Court of appeals and $0.5 million of tax expense relating to certain states and foreign jurisdiction reserves, partially offset by a $2.4 million tax benefit related to restructuring charges and a net decrease in the valuation allowance of $2.0 million.
On June 22, 2020, the United States Supreme Court declined a Writ of Certiorari in the case of Altera Corp. vs. Commissioner challenging a decision by the Ninth Circuit Court of appeals (which itself reversed a previous decision of the United States Tax Court) holding that the United States Treasury Department’s regulations requiring the inclusion of stock-based compensation expense in a taxpayer’s cost sharing calculations were valid. Our condensed consolidated financial statements have been prepared consistent with this outcome and reflect adjustments to deferred tax assets as a result of this development.
See Note 7 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$79,679	$150,301
Marketable securities	—	14,847
Total cash, cash equivalents and marketable securities	$79,679	$165,148
Percentage of total assets	14%	21%
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
As of June 30, 2020, our cash, cash equivalents and marketable securities totaled $79.7 million. The overall cash used in operations of $112.0 million in the six months ended June 30, 2020 was primarily due to a net loss of $114.5 million and changes in working capital of $35.3 million, partially offset by non-cash expenses of $37.8 million. Working capital changes in the six months ended June 30, 2020 was the result of a decrease in accounts

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
payable of $169.9 million, partially offset by a decrease in accounts receivable driven by collections of prior period sales of $131.9 million and a $3.1 million decrease in prepaid expenses and other assets. In addition, we drew $30.0 million on our Credit Facility. As of June 30, 2020, $11.6 million of cash was held by our foreign subsidiaries.
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
Liquidity
The COVID-19 pandemic negatively impacted our financial results in the first six months of 2020, and as a result, we took several actions to maximize liquidity, including the acceleration of a shift in our sales channel strategy to reduce the number of distributors and retailers that we work with to focus more on direct-to-consumer sales through gopro.com, reducing our marketing expenses to reflect the appropriate levels of support for our shift to a direct-to-consumer model, and announced a restructuring plan in April 2020, which included a reduction in our global workforce by approximately 20% and reductions in leased facilities. These actions impacted our financial results in the second quarter of 2020. With a more direct-to-consumer sales channel strategy, we expect to increase sales from gopro.com relative to total revenue. Historically, sales from gopro.com have had a higher gross margin structure than sales through retailers. We expect these actions to accelerate our ability to achieve profitability and continue to reduce operating expenses. Based on our most current projections which incorporate these actions, we believe that our cash, cash equivalents and marketable securities will be sufficient to address our working capital needs, capital expenditures, outstanding commitments and other liquidity requirements for at least one year from the issuance of these financial statements.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2020	2019	% Change
Net cash provided by (used in):
Operating activities	$(112,028)	$(66,020)	70
Investing activities	$12,229	$5,001	145
Financing activities	$29,555	$(120)	(24,729)
Cash flows from operating activities
Cash used in operating activities of $112.0 million for the six months ended June 30, 2020 was primarily attributable to a net loss of $114.5 million and a net cash outflow of $35.3 million from changes in operating assets and liabilities, partially offset by non-cash expenses of $37.8 million. Cash outflows related to operating assets and liabilities consisted primarily of a $169.9 million decrease in accounts payable and other liabilities, partially offset by a $131.9 million decrease in accounts receivable, and a $3.1 million decrease in prepaid expenses and other assets.
Cash flows from investing activities
Our primary investing activities for the six months ended June 30, 2020 consisted of maturities of marketable securities, and purchases of property and equipment. Cash provided by investing activities was $12.2 million resulting from maturities of marketable securities of $14.8 million, partially offset by net purchases of property and equipment of $2.2 million.
Cash flows from financing activities
Our primary financing activities for the six months ended June 30, 2020 consisted of short-term borrowings and the issuance of equity securities under our common stock plans. Cash provided by financing activities was $29.6 million for the six months ended June 30, 2020, resulting from a $30.0 million draw on our Credit Facility, and $1.9 million received from stock purchases made through our employee stock purchase plan and employee stock option exercises, partially offset by $2.4 million in tax payments for net RSU settlements.
Off-balance sheet arrangements
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations
See Note 4 Financing Arrangements, for a discussion regarding our Convertible Senior Notes and Note 8 Commitments, contingencies and guarantees, for a discussion regarding facility leases and other contractual commitments in the Notes to Condensed Consolidated Financial Statements.
There have been no material changes to our contractual obligations and commitments disclosed in our 2019 Annual Report.
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
•the comparability of our on-going operating results over the periods presented;
•the ability to identify trends in our underlying business; and
•the comparison of our operating results against analyst financial models and operating results of other public companies that supplement their GAAP results with non-GAAP financial measures.
These non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Some of these limitations are:
•adjusted EBITDA does not reflect tax payments that reduce cash available to us;
•adjusted EBITDA excludes depreciation and amortization and, although these are non-cash charges, the property and equipment being depreciated and amortized often will have to be replaced in the future, and adjusted EBITDA does not reflect any cash capital expenditure requirements for such replacements;
•adjusted EBITDA excludes the amortization of point of purchase (POP) display assets because it is a non-cash charge, and is treated similarly to depreciation of property and equipment and amortization of acquired intangible assets;
•adjusted EBITDA and non-GAAP net income (loss) exclude the impairment of intangible assets because it is a non-cash charge that is inconsistent in amount and frequency;
•adjusted EBITDA and non-GAAP net income (loss) exclude restructuring and other related costs which primarily include severance-related costs, stock-based compensation expenses, facilities consolidation charges recorded in connection with restructuring actions announced in the fourth quarter of 2016, first quarter of 2017, first quarter of 2018 and second quarter of 2020, and the related ongoing operating lease cost of those facilities recorded under ASC 842. These expenses do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of current operating performance or comparisons to the operating performance in other periods;
•adjusted EBITDA and non-GAAP net income (loss) exclude stock-based compensation expense related to equity awards granted primarily to our workforce. We exclude stock-based compensation expense because we believe that the non-GAAP financial measures excluding this item provide meaningful supplemental information regarding operational performance. In particular, we note that companies calculate stock-based compensation expense for the variety of award types that they employ using different valuation methodologies and subjective assumptions. These non-cash charges are not factored into our internal evaluation of net income (loss) as we believe their inclusion would hinder our ability to assess core operational performance;
•non-GAAP net income (loss) excludes acquisition-related costs including the amortization of acquired intangible assets (primarily consisting of acquired technology), the impairment of acquired intangible assets (if applicable), as well as third-party transaction costs incurred for legal and other professional services. These costs are not factored into our evaluation of potential acquisitions, or of our performance after completion of the acquisitions, because these costs are not related to our core operating performance or reflective of ongoing operating results in the period, and the frequency and amount of such costs are inconsistent and vary significantly based on the timing and magnitude of our acquisition transactions and the maturities of the businesses being acquired. Although we exclude the amortization of acquired intangible assets from our non-GAAP net income (loss), management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation;

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
•non-GAAP net income (loss) excludes non-cash interest expense. In connection with the issuance of the Convertible Senior Notes in April 2017, we are required to recognize non-cash interest expense in accordance with the authoritative accounting guidance for convertible debt that may be settled in cash;
•non-GAAP net income (loss) excludes a gain on the sale and license of intellectual property. This gain is not related to our core operating performance or reflective of ongoing operating results in the period, and the frequency and amount of such gains are inconsistent;
•non-GAAP net income (loss) includes income tax adjustments. We utilize a cash-based non-GAAP tax expense approach (based upon expected annual cash payments for income taxes) for evaluating operating performance as well as for planning and forecasting purposes. This non-GAAP tax approach eliminates the effects of period specific items, which can vary in size and frequency and does not necessarily reflect our long-term operations. Historically, we computed a non-GAAP tax rate based on non-GAAP pre-tax income on a quarterly basis, which considered the income tax effects of the adjustments above; and
•other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended
(in thousands)	June 30, 2020	March 31, 2020	June 30, 2019
Net loss	$(50,975)	$(63,528)	$(11,287)
Income tax expense (benefit)	1,069	2,399	(605)
Interest expense, net	4,629	4,681	4,479
Depreciation and amortization	4,711	5,982	6,552
POP display amortization	972	1,537	2,007
Stock-based compensation	5,876	7,637	10,606
Restructuring and other costs	11,351	(64)	1,864
Adjusted EBITDA	$(22,367)	$(41,356)	$13,616

The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three months ended
(in thousands, except per share data)	June 30, 2020	March 31, 2020	June 30, 2019
Net loss	$(50,975)	$(63,528)	$(11,287)
Stock-based compensation	5,876	7,637	10,606
Acquisition-related costs	1,024	1,887	2,009
Restructuring and other costs	11,351	(64)	1,864
Non-cash interest expense	2,477	2,373	2,236
Income tax adjustments	526	2,082	(1,235)
Non-GAAP net income (loss)	$(29,721)	$(49,613)	$4,193
Non-GAAP diluted net income (loss) per share	$(0.20)	$(0.34)	$0.03

GAAP shares for diluted net loss per share	148,497	147,560	144,668
Add: effect of potentially dilutive shares	—	—	1,622
Non-GAAP shares for diluted net income (loss) per share	148,497	147,560	146,290

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In addition to market risk that is created by the uncertainties and the global market disruptions resulting from the COVID-19 pandemic, we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had insignificant foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies, principally the Euro, Japanese Yen, British Pound, Chinese Yuan and Romanian Leu. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we expand our operations, if foreign currency exchange rates become volatile, or if foreign currency held in our foreign entities increases, our exposure to foreign currency risk could become more significant. To date, we have not entered into any material foreign currency exchange contracts. For assets and liabilities denominated in other currencies, we do not believe that the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar would have a material effect on our results of operations from such a shift.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of June 30, 2020. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
On February 13, 2018 and February 27, 2018, two purported shareholder derivative lawsuits (the Consolidated Federal Derivative Actions) were filed in the United States District Court for the Northern District of California against certain of GoPro’s current and former directors and executive officers and naming the Company as a nominal defendant. The Consolidated Federal Derivative Actions are based on allegations similar to those in two now-resolved shareholder class actions - one filed in 2016 which was settled and received final approval of the Court on September 20, 2019, and the other filed in 2018 which had final judgment entered in favor of defendants on June 24, 2019, following the Court’s granting of defendants’ motion to dismiss. The Consolidated Federal Derivative Actions assert causes of action against the individual defendants for breach of fiduciary duty, and for making false and misleading statements about the Company’s business, operations and prospects in violation of Sections 10(b) and 14(a) of the Securities Exchange Act of 1934. The plaintiffs seek corporate reforms, disgorgement of profits from stock sales, and fees and costs. On June 15, 2020, defendants moved to dismiss the complaint.
Different shareholders filed two similar purported shareholder derivative actions on October 30, 2018 and November 7, 2018 in the Delaware Court of Chancery (the Consolidated Delaware Derivative Actions). On April 28, 2020, the Court granted defendants’ motion to dismiss the Consolidated Delaware Derivative Actions with prejudice. On May 8, 2020, plaintiffs filed a notice of appeal.
Other shareholders filed similar purported shareholder derivative actions on December 26, 2018, February 15, 2019, and January 27, 2020 in the Delaware Court of Chancery. Those actions are either stayed or defendants’ time to respond to the complaint has not yet passed.
On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. On November 30, 2015, Contour dismissed the Utah action. On November 30, 2015, Contour IP Holdings LLC (“CIPH”), a non-practicing entity re-filed a similar complaint in Delaware seeking unspecified damages. GoPro filed an inter partes review (IPR) at the United States Patent and Trademark Office. The case was transferred to the Northern District of California in July 2017 and was stayed in favor of the IPR proceedings, most recently on December 12, 2018. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019. On October 8, 2019, the court entered a schedule for the remainder of the case, including scheduling trial to begin on August 31, 2020. Due to COVID-19 delays, major deadlines in the case were extended, and trial is now scheduled to commence on December 14, 2020. We believe that this matter lacks merit and we intend to vigorously defend against CIPH.
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
In addition, we incurred substantial operating losses of $101.0 million and $27.2 million for the first half of 2020 and 2019, respectively. We also incurred operating losses of $2.3 million, $94.0 million and $163.5 million for the full year 2019, 2018 and 2017, respectively. Lower levels of revenue or higher levels of operating expense in future periods may result in additional losses or limited profitability. Since the fourth quarter of 2016, we implemented four company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on cameras and accessories, cloud and services businesses. We may not realize further cost savings from these previous actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our 2019 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Our goal of profitability is dependent upon our ability to grow our direct-to-consumer business. If we do not effectively grow our direct-to-consumer business while reducing our reliance on our other sales channels, our business, financial condition, results of operations and path to profitability could be harmed.
Our ability to become profitable is dependent upon our ability to successfully implement certain strategic go to market initiatives. For example, one of our key strategic initiatives is to expand our direct-to-consumer presence through gopro.com while continuing to work with key retail partners and distributors globally.
We depend upon effective sales channels, including our direct-to-consumer business through gopro.com, to reach the consumers who are the ultimate purchasers of our products. We have converted portions of our distributors’ business into direct sales, and as a result of the COVID-19 pandemic, have accelerated our timeline converting distributor business and increasing sales through gopro.com. We believe growing sales through gopro.com directly to our consumers will allow us to provide a best in class experience for online purchases. As we continue to convert distribution to direct sales, we might not be successful in that transition. Additionally, any reduction in sales by our current distributors, loss of key distributors or decrease in revenue from our distributors could adversely affect our revenue, operating results and financial condition. In the United States, we primarily sell our products directly through a mix of retail channels, including big box, mid-market, specialty retailers and gopro.com, and we reach a limited set of domestic markets through distributors. In international markets, we primarily sell through distributors who in turn sell to local retailers; however, we also have direct sales relationships with certain customers and sell directly to consumers through gopro.com.
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
If our retailers do not acquiesce to our policies, we may refuse to ship our products and our sales could decrease, and our business could be harmed. Similarly, our business could be adversely affected if any of our large retail customers were to experience financial difficulties or change the focus of their businesses in a way that de-emphasized their purchases and resale of our products.

Our distributors generally offer products from several different manufacturers. Due to our strategic initiative to grow the direct-to-consumer business through gopro.com, we are at risk that distributors may give higher priority to selling other companies’ products, and we may not be able to transition away from some distributor agreements as quickly as we would like and may encounter difficulties in the transition to a more focused direct-to-consumer model. Further, our distributors build inventory in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors may decrease the size of their future product orders.
We are also subject to the risks of our distributors and large retail customers encountering financial difficulties, which could impede their effectiveness and also expose us to financial risk if they are unable to pay for the products they purchase from us and we may not be able to collect our receivables, which would materially and adversely affect our profitability and cash flows from operations. This could cause our cash collections to decrease and bad debt expense to increase. While we may resort to alternative methods to pursue claims or collect receivables, these methods are expensive and time consuming, and successful collection is not guaranteed. Failure to collect our receivables or prevail on claims would have an adverse effect on our profitability and cash flows. These risks are all heightened by the impacts of the COVID-19 pandemic.
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
The World Health Organization has declared the outbreak of the novel coronavirus, COVID-19, a pandemic and public health emergency of international concern. Many federal, state and local governments, and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a sustained period of time. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.
In the second quarter of 2020, the COVID-19 pandemic has adversely impacted, and we anticipate that it could continue to adversely impact, our operating results, financial position, cash flows and operations, and has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences). As result of the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to focus more on direct-to-consumer sales through gopro.com, and implemented a restructuring plan in April 2020 to realign our workforce to areas of growth combined with certain cost saving measures. This restructuring plan aims to reduce future operating expenses, including a reduction of our global workforce by approximately 20% and the consolidation of certain leased office facilities. Execution of this restructuring plan may not achieve the results and savings we anticipate and our temporary cost saving measures may negatively affect employee morale and our future recruiting efforts.
We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Although we cannot estimate the duration or extent of the impact of the COVID-19 pandemic on our business, we expect it to be material. The extent of the impact will depend on the global severity of and actions taken to contain the outbreak, which are highly uncertain and unpredictable. A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could continue to result in increased costs and reduced revenue. We could also be adversely affected if government authorities impose mandatory closures or seek voluntary closures, impose additional restrictions on public gatherings and human interactions, restrict hours of operations or impose curfews, or restrict the import or export of products. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.
The pandemic may adversely affect our customers, our employees and our employee productivity. It may also impact the ability of our contract manufacturers, vendors and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, tariffs, delays or disruptions in performance. Additionally, brick and mortar retail stores are closed and may remain closed, further disrupting our sales. These supply chain effects, and the direct effect of the virus and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. Our employees, in many cases, are working remotely and using various technologies to perform their functions. We might experience changes in consumer demand, particularly if GoPro product owners are restricted from participating in travel, adventure and sports activities that are often the subject of their use of our products and services and, as a result of the impacts on consumer discretionary spending resulting from the effect of the COVID-19 pandemic on the global economy. Additionally, the disruption and volatility in the global and domestic capital markets may increase the cost of capital and limit our ability to access capital. Both the health and economic aspects of the COVID-19 virus are highly fluid and the future course of each is uncertain. For these reasons and other reasons that may come to light if the coronavirus pandemic and associated protective or preventative measures expand, we may experience a material adverse effect on our business operations, revenues and financial condition; however, its ultimate impact is highly uncertain and subject to change.
If the e-commerce technology systems that give our consumers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our direct-to-consumer business and improve profitability, could be materially adversely affected.
Our sales through gopro.com represent an increasing percentage of our revenue and we are focused on continuing to accelerate the growth of our e-commerce sales. Revenue from gopro.com represented 44% of revenue in the second quarter of 2020.
We expect to continue to increase sales through gopro.com as well as further converting portions of our distributors’ business into direct sales. As we continue to convert distribution to direct sales, we might not be successful in the transition to increase e-commerce sales or direct to retail sales, and we may have to discount products more frequently in order to sell through channel inventory which would negatively impact our margins and profitability. Additionally, any reduction in sales by our current distributors, loss of key distributors or retailers or decrease in revenue from our distributors could adversely affect our revenue, operating results and financial condition.
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
In addition, the introduction or announcement of new products or product enhancements may shorten the life cycle of our existing products or reduce demand for our current products, thereby offsetting any benefits of successful product introductions and potentially lead to challenges in managing inventory of existing products. For example, in 2017, the introduction of the HERO6 Black camera at $499, while keeping the price point of the HERO5 Black camera at $399, negatively affected consumer demand for HERO5 Black, and we ultimately reduced the price of HERO5 Black to increase channel sell through rates. The HERO5 Black price adjustment had a cascading effect that resulted in price reductions for HERO5 Session and ultimately HERO6 Black cameras. Reduced product margins resulting from lower price point products may decrease the number of retailers willing to offer and promote our product lineup. Failure to manage and complete product transitions effectively or in a timely manner could harm our brand and lead to, among other things, lower revenue, excess prior generation product inventory or a deficit of new product inventory and reduced profitability. For example, as a result of reducing the price of our HERO5 Black cameras in December 2017 and HERO6 Black cameras in January 2018, we incurred price protection and marketing development funds charges which resulted in a reduction in our revenue, gross margins and operating profits.
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
We expect to derive the majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future. A decline in the price or unit demand for these products, whether due to a strategic shift in sales channel strategy and macroeconomic conditions, including variable tariff rates, competition or otherwise, or our inability to increase sales of higher price point products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our HERO camera line or MAX camera, or our inability to increase sales of these products, could materially harm our business and operating results. Further, any delays or issues with our new product launches could have a material adverse effect on our business, financial condition and results of operations. For example, due to a late stage production delay, we shifted the launch of the GoPro HERO8 Black camera from Q3 2019 to Q4 2019 resulting in a material shift of revenue from Q3 2019 to Q4 2019. This product delay shortened the timeframe for holiday season sales and resulted in overall lower 2019 financial performance compared to our expectations.
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
As a result, our future growth and financial performance may continue to depend heavily on our ability to develop and sell enhanced versions of our cameras, mounts and accessories. If we fail to deliver product enhancements, new releases or new products and services that appeal to consumers, our future financial condition, operating results and cash flows would be materially affected. Product introductions may not always be successful and could be costly to develop and exit if ultimately unsuccessful. For example, we invested significant resources in development, marketing and support for the launch of our Karma drone, which we subsequently determined faced margin challenges and other obstacles, and we exited the aerial business in 2018.
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
Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the inability to execute on, a supplier roadmap for components and technologies, and natural disasters, fire, acts of terrorism, pandemics, including the COVID-19 pandemic, or other catastrophic events.
In particular, for our camera designs, we incorporate image processors, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 image signal processor from Socionext, Inc. in MAX as well as our HERO8 and HERO7 Black cameras and rely on Socionext as the primary supplier of our processors. If other suppliers of image processors become more advanced in performance or more competitive in cost, we may be placed at a disadvantage and not be able to continue improving our product performance as quickly or as competitively as planned. We do not currently have alternative suppliers for several key components. In addition, our products also require passive components such as resistors and multi-layer ceramic capacitors, which may experience supply shortages and lengthening lead-times within the consumer electronics industry and may impact our supply chain. In the event that any of our key suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.
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

Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications and other products and services. Our research and development expenses were $142.9 million, $167.3 million and $229.3 million for 2019, 2018 and 2017, respectively. We expect that our research and development expenses will continue to be substantial in 2020 as we develop innovative technologies. Our budgets are constrained in 2020 and may require us to forego investment in certain products or features which might have been successful had we invested in them, and we may not choose the right features, products, or services to update or enhance. Unanticipated problems in developing products could also divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can. New entrants also enter the digital imaging market category from time-to-time. These market factors could result in a loss of our market share and a decrease in our revenue and profitability.
The digital imaging market is highly competitive. Further, competition has intensified in digital imaging as new market entrants and existing competitors have introduced new products and more competitive offerings into our markets. Increased competition, tariffs, and changing consumer preferences may result in pricing pressures, reduced profit margins and may impede our ability to continue to increase the sales of our products or cause us to lose market share, any of which could substantially harm our business and results of operations.
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
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources than we do. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during 2019, our closing stock price ranged from a high of $7.55 in the second quarter to a low of $3.38 in the fourth quarter, and in the first half of 2020, our closing stock price ranged from a high of $5.19 to a low of $2.01. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2019, demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 44%, 33% and 28% of our 2019, 2018 and 2017 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue, due to macroeconomic conditions, any impact on consumer spending due to COVID-19, product release patterns, a decline in the effectiveness of our promotional activities, product mix, charges incurred against new products to support promotional activities, pricing pressures, supply chain disruptions, or for any other reason, could cause our annual results of operations to suffer significantly. For example, due to a late stage production delay, our launch timing shifted for our HERO8 Black camera from Q3 2019 to Q4 2019 resulting in a material shift of revenue between Q3 2019 to Q4 2019. This product delay shortened the timeframe for holiday season sales and resulted in overall lower 2019 financial performance compared to our expectations.
In addition, we typically experience lower revenue in the first half of the year. For example, revenue of $253.6 million for the first half of 2020 decreased by $405.9 million, or 62%, compared to revenue of $659.5 million in the last half of 2019. First half revenue comprised 45%, 42% and 44% of our annual 2019, 2018 and 2017 revenue, respectively.
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
The United States and other countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, tariff levels, or export or other licensing requirements. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. We are dependent on international trade agreements and regulations. If the United States were to withdraw from or materially modify certain international trade agreements, our business and operating results could be materially and adversely affected.
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located in China and Mexico to manufacture our products. Our contract manufacturer locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions, and increased security costs. Additionally, the current United States administration continues to signal that it may continue to alter global trade agreements and terms. For example, the United States imposed additional tariffs on imports from China and continues to potentially impose other restrictions on exports from China to the United States. The Office of the United States Trade Representative (USTR) recently identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. Any announcement by the USTR to impose tariffs on GoPro cameras could have a material adverse effect on our United States bound production, business and results of our United States operations. If these duties are imposed on our cameras, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability. Sales of our products in China are material to our business and represent a significant portion of our revenue. This revenue stream from China is at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our products or imposes any other export restrictions on our products.
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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2019 and 2018 and, as of June 30, 2020, we had an accumulated deficit of $698.2 million. Beginning in the fourth quarter of 2016 through the second quarter of 2020, we implemented four global reductions-in-force and other restructuring actions to reduce our operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions.
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
In operating GoPro Plus, we rely on third-party providers for a number of critical aspects for GoPro Plus services, including web hosting services, billing and payment processing and consequently, we do not maintain direct control over the security or stability of the associated systems. If we or any of our third-party providers are unable to successfully prevent breaches of security relating to our operating systems, products, services, or user private information, including user videos and user personal identification information, or if third-party systems, which we rely upon to operate, fail for other reasons, we may need to spend increasing amounts of time and effort in this area. As a result, we could incur substantial expenses, our brand and reputation could suffer and our business, results of operations and financial condition could be materially adversely affected.
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
The GoPro Plus and GoPro app platforms are complex and may not always perform as intended due to outages of our systems or defects affecting our services. System outages could be disruptive to our business and damage the reputation of our services and result in potential loss of revenue. Significant defects affecting our services may be found following the introduction of new software or enhancements to existing software or in software implementations in varied information technology environments. Internal quality assurance testing and end-user testing may reveal service performance issues or desirable feature enhancements that could lead us to reallocate service development resources or postpone the release of new versions of our software. The reallocation of resources or any postponement could cause delays in the development and release of future enhancements to our currently available software, damage the reputation of our services in the marketplace and result in potential loss of revenue. Although we attempt to resolve all errors that we believe would be considered serious by our partners and customers, the software powering our services is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our channel partners and consumers. System disruptions and defects in our services could result in lost revenue, delays in customer deployment or legal claims, and could be detrimental to our reputation.
An economic downturn or economic uncertainty in our key United States and international markets, as well as fluctuations in currency exchange rates may adversely affect consumer discretionary spending and demand for our products.
Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, tax rates, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and a reduction in consumer spending or disposable income resulting from the COVID-19 pandemic that may affect us more significantly than companies in other industries and companies with more diversified products. Additionally, the withdrawal of the United Kingdom from the European Union (Brexit) has created economic and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit depends on the terms of the United Kingdom’s withdrawal from the European Union and such impact may not be fully realized for several years or more. The majority of our sales occur in U.S. dollars and an increase in the value of the dollar against the Euro and other currencies could increase the real cost to consumers of our products in those markets outside the United States. For example, in countries where we sell in local currency, we are subject to exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less favorable to the consumer. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our products resulting in consumer demand for our products that may not reach our sales targets. Strengthening of the U.S. dollar and/or weakness in the economies of Euro zone countries could adversely impact sales of our products in the European region, which would have a material negative impact on our future operating results. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and operating results.
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
Revenue from outside the United States comprised 64%, 65% and 58% of our revenue in 2019, 2018 and 2017, respectively, and we expect international revenue to continue to be significant in the future. Further, we currently have foreign operations in Australia, China, France, Germany, Hong Kong, Japan, Netherlands, Philippines, Romania, United Kingdom and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:
•difficulties in staffing and managing foreign operations;
•burdens of complying with a wide variety of laws and regulations, including environmental, packaging and labeling;
•adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;
•changes to the taxation of undistributed foreign earnings;
•the effect of foreign currency exchange rates and interest rates, including any fluctuations caused by uncertainties relating to Brexit or the strengthening of the United States dollar;
•political, economic instability, or social unrest in a specific country or region in which we operate, including, for example, the effects of Brexit, which could have an adverse impact on our operations in that location;
•organized crime activity, including those in Mexico;
•terrorist activities, acts of war, natural disasters, and pandemics, including the COVID-19 pandemic;
•quarantines or other disruptions to our operations resulting from pandemics or other widespread public health problems;
•trade restrictions;
•differing employment practices and laws and labor disruptions;
•the imposition of government controls;
•lesser degrees of intellectual property protection;
•tariffs and customs duties and the classifications of our goods by applicable governmental bodies;
•a legal system subject to undue influence or corruption; and
•a business culture in which illegal sales practices may be prevalent.
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
In the ordinary course of our business, we electronically maintain sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and some personally identifiable information of our customers and employees in our facilities and on our networks. Through GoPro Plus, users may store video and image files, including any telemetry or metadata that the user has chosen to associate with those files in the cloud. In our e-commerce services, we process, store and transmit consumer data. We also collect user data through certain marketing activities. For all of the foregoing internal and customer or consumer facing data and content collection, we collect and store that information in our or our third-party providers’ electronic systems. These systems may be targets of attacks, such as viruses, malware or phishing attempts by cyber criminals or other wrongdoers seeking to steal our users’ content or data, or our customer’s information for financial gain or to harm our business operations or reputation.
Any security breach, unauthorized access or usage, virus or similar breach or disruption of our systems or software could result in the loss of confidential information, costly investigations, remediation efforts and costly notification to affected consumers. If such content were accessed by unauthorized third parties or deleted inadvertently by us or third parties, our brand and reputation could be adversely affected. Cyberattacks could also adversely affect our operating results, consume internal resources and result in litigation or potential liability for us and otherwise harm our business. Further, we are subject to general consumer regulations and laws, as well as regulations and laws specifically related to security and privacy of consumer data or content. In the event of an incident affecting the security of consumer data or content, regulators may open an investigation or pursue fines or penalties for non-compliance with these laws, or private plaintiffs may sue us, resulting in additional costs and reputational harm to our business.
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
We rely on third-party distribution facilities and logistics operators for substantially all of our product distribution to distributors and directly to retailers. Our distribution facilities include computer controlled and automated equipment, which means their operations may be vulnerable to computer viruses or other security risks, the proper operation of software and hardware, electronic or power interruptions or other system failures. Further, because substantially all of our products are distributed from only a few locations and by a small number of companies, our operations could be interrupted by labor difficulties, extreme or severe weather conditions, pandemics, such as the continued spread of COVID-19, terrorism, political unrest, cyber-attacks, floods, fires or other natural disasters or events beyond our control near our distribution centers, or port shutdowns or other transportation-related interruptions, including security breaches along our distribution routes. Additionally, we use one primary supplier for the third-party distribution and if this supplier were to experience financial difficulties, cyber-attacks, or other types of interruption it could adversely affect our business.
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
While we have determined that our internal control over financial reporting was effective as of June 30, 2020, we must continue to monitor and assess our internal control over financial reporting. Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the 2019 Annual Report in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating leases, intangible assets and goodwill), income taxes and going concern.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through June 30, 2020. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 69.1% of the voting power of our outstanding capital stock as of June 30, 2020 with Mr. Woodman, our Chairman and CEO, holding approximately 69.0% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, or otherwise adversely affect the rights of the holders of our Class A and Class B common stock, including the following:
•our board of directors is not currently classified, but at such time as all shares of our Class B common stock have been converted into shares of our Class A common stock, our board of directors will be classified into three classes of directors with staggered three-year terms;
•so long as any shares of our Class B common stock are outstanding, special meetings of our stockholders may be called by the holders of 10% of the outstanding voting power of all then outstanding shares of stock, a majority of our board of directors, the chairman of our board of directors or our chief executive officer;
•when no shares of our Class B common stock are outstanding, only the chairman of our board of directors, our chief executive officer or a majority of our board of directors will be authorized to call a special meeting of stockholders;
•our stockholders may only take action at a meeting of stockholders and not by written consent;
•vacancies on our board of directors may be filled only by our board of directors and not by stockholders;
•directors may be removed from office with or without cause so long as our board of directors is not classified, and thereafter directors may be removed from office only for cause;
•our restated certificate of incorporation provides for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our Class A and Class B common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•our restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, by our board of directors without stockholder approval and which may contain voting, liquidation, dividend and other rights superior to those of our Class A and Class B common stock; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
In April 2017, we completed an offering of $175.0 million aggregate principal amount of 3.50% convertible senior Notes due 2022 (Notes). As a result of this Notes offering, we incurred $175.0 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2022. Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indenture for the Notes provides that we are required to repay amounts due under the indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to Maturity Date for the Notes. There can be no assurance that we will be able to repay this indebtedness when due, or that we will be able to refinance this indebtedness on acceptable terms or at all. In addition, this indebtedness could, among other things:
•heighten our vulnerability to adverse general economic conditions and heightened competitive pressures;

•require us to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes.
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

GoPro, Inc.
(Registrant)

Dated:	August 6, 2020	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	August 6, 2020	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)