Form 10-Q
period 2020-09-30
GoPro, Inc.
filed 2020-11-05
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2020, 121,861,718 and 28,887,185 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$146,871	$150,301
Marketable securities	—	14,847
Accounts receivable, net	107,168	200,634
Inventory	132,816	144,236
Prepaid expenses and other current assets	26,124	25,958
Total current assets	412,979	535,976
Property and equipment, net	26,455	36,539
Operating lease right-of-use assets	33,218	53,121
Intangible assets, net	1,937	5,247
Goodwill	146,459	146,459
Other long-term assets	12,539	15,461
Total assets	$633,587	$792,803

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$124,996	$160,695
Accrued expenses and other current liabilities	104,026	141,790
Short-term operating lease liabilities	9,053	9,099
Deferred revenue	19,459	15,467
Total current liabilities	257,534	327,051
Long-term taxes payable	16,783	13,726
Long-term debt	156,782	148,810
Long-term operating lease liabilities	54,293	62,961
Other long-term liabilities	5,098	6,726
Total liabilities	490,490	559,274

Commitments, contingencies and guarantees (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 121,337 and 117,922 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 28,887 and 28,897 shares issued and outstanding, respectively	951,639	930,875
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(694,929)	(583,733)
Total stockholders’ equity	143,097	233,529
Total liabilities and stockholders’ equity	$633,587	$792,803
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenue	$280,507	$131,169	$534,153	$666,306
Cost of revenue	181,195	102,737	355,722	455,342
Gross profit	99,312	28,432	178,431	210,964
Operating expenses:
Research and development	37,235	34,940	104,074	111,215
Sales and marketing	34,378	48,848	112,845	148,273
General and administrative	18,845	15,842	53,686	49,909
Total operating expenses	90,458	99,630	270,605	309,397
Operating income (loss)	8,854	(71,198)	(92,174)	(98,433)
Other income (expense):
Interest expense	(5,260)	(4,623)	(14,774)	(14,032)
Other income, net	955	738	462	1,503
Total other expense, net	(4,305)	(3,885)	(14,312)	(12,529)
Income (loss) before income taxes	4,549	(75,083)	(106,486)	(110,962)
Income tax expense (benefit)	1,242	(273)	4,710	(500)
Net income (loss)	$3,307	$(74,810)	$(111,196)	$(110,462)

Basic net income (loss) per share	$0.02	$(0.51)	$(0.75)	$(0.77)
Diluted net income (loss) per share	$0.02	$(0.51)	$(0.75)	$(0.77)

Weighted-average number of shares outstanding, basic	149,406	145,617	148,491	144,306
Weighted-average number of shares outstanding, diluted	151,849	145,617	148,491	144,306
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in thousands)	2020	2019
Operating activities:
Net loss	$(111,196)	$(110,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,495	19,823
Non-cash operating lease cost	4,907	7,599
Stock-based compensation	21,926	30,160
Deferred income taxes	(51)	13
Non-cash restructuring charges	5,242	(199)
Restructuring-related impairment	12,460	—
Non-cash interest expense	7,348	6,633
Other	738	(779)
Changes in operating assets and liabilities:
Accounts receivable, net	93,240	57,160
Inventory	11,420	(133,574)
Prepaid expenses and other assets	3,613	8,136
Accounts payable and other liabilities	(81,325)	6,481
Deferred revenue	3,712	(3,686)
Net cash used in operating activities	(12,471)	(112,695)

Investing activities:
Purchases of property and equipment, net	(4,560)	(6,310)
Purchases of marketable securities	—	(43,636)
Maturities of marketable securities	14,830	51,738
Sale of marketable securities	—	1,889
Asset acquisition	(438)	—
Net cash provided by investing activities	9,832	3,681

Financing activities:
Proceeds from issuance of common stock	3,508	5,574
Taxes paid related to net share settlement of equity awards	(4,713)	(5,798)
Proceeds from borrowings	30,000	—
Repayment of borrowings	(30,000)	—
Net cash used in financing activities	(1,205)	(224)
Effect of exchange rate changes on cash and cash equivalents	414	159
Net change in cash and cash equivalents	(3,430)	(109,079)
Cash and cash equivalents at beginning of period	150,301	152,095
Cash and cash equivalents at end of period	$146,871	$43,016
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2018	141,067	$894,755	$(113,613)	$(569,030)	$212,112
Common stock issued under employee benefit plans, net of shares withheld for tax	3,293	3,761	—	—	3,761
Taxes paid related to net share settlements	—	(2,673)	—	—	(2,673)
Stock-based compensation expense	—	9,782	—	—	9,782
Cumulative effect of adoption of new accounting standard	—	—	—	(61)	(61)
Net loss	—	—	—	(24,365)	(24,365)
Balances at March 31, 2019	144,360	905,625	(113,613)	(593,456)	198,556
Common stock issued under employee benefit plans, net of shares withheld for tax	528	144	—	—	144
Taxes paid related to net share settlements	—	(1,324)	—	—	(1,324)
Stock-based compensation expense	—	10,606	—	—	10,606
Net loss	—	—	—	(11,287)	(11,287)
Balances at June 30, 2019	144,888	915,051	(113,613)	(604,743)	196,695
Common stock issued under employee benefit plans, net of shares withheld for tax	1,443	1,706	—	—	1,706
Taxes paid related to net share settlements	—	(1,801)	—	—	(1,801)
Stock-based compensation expense	—	9,769	—	—	9,769
Net loss	—	—	—	(74,810)	(74,810)
Balances at September 30, 2019	146,331	$924,725	$(113,613)	$(679,553)	$131,559

Balances at December 31, 2019	146,818	$930,875	$(113,613)	$(583,733)	$233,529
Common stock issued under employee benefit plans, net of shares withheld for tax	1,542	1,863	—	—	1,863
Taxes paid related to net share settlements	—	(2,003)	—	—	(2,003)
Stock-based compensation expense	—	7,637	—	—	7,637
Net loss	—	—	—	(63,528)	(63,528)
Balances at March 31, 2020	148,360	938,372	(113,613)	(647,261)	177,498
Common stock issued under employee benefit plans, net of shares withheld for tax	278	30	—	—	30
Taxes paid related to net share settlements	—	(351)	—	—	(351)
Stock-based compensation expense	—	5,876	—	—	5,876
Net loss	—	—	—	(50,975)	(50,975)
Balances at June 30, 2020	148,638	943,927	(113,613)	(698,236)	132,078
Common stock issued under employee benefit plans, net of shares withheld for tax	1,586	1,658	—	—	1,658
Taxes paid related to net share settlements	—	(2,359)	—	—	(2,359)
Stock-based compensation expense (Note 5)	—	8,413	—	—	8,413
Net income	—	—	—	3,307	3,307
Balances at September 30, 2020	150,224	$951,639	$(113,613)	$(694,929)	$143,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. and its subsidiaries (GoPro or the Company) helps the world capture and share itself in immersive and exciting ways. The Company is committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. To date, the Company’s cameras, mountable and wearable accessories, and subscription services have generated substantially all of its revenue. The Company sells its products globally on its website, and through retailers and wholesale distributors. The Company’s global corporate headquarters are located in San Mateo, California.
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30.
The Company’s operating results, financial position and cash flows were negatively impacted by the COVID-19 pandemic and as a result, the Company accelerated a shift in its sales channel strategy to focus more on direct-to-consumer sales through GoPro.com, and implemented a restructuring plan in April 2020, which primarily impacted the Company’s global workforce, sales and marketing expenses, and leased facilities. These actions impacted the Company’s financial results starting in the second quarter of 2020 by reducing on-going operating expenses and helped accelerate its ability to achieve profitability, thus providing sufficient resources to continue as a going concern for at least one year from the date of issuance of the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
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
Use of estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), income taxes and going concern. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The extent and continued impact of COVID-19 has been taken into account in making the significant assumptions and estimates related to the above, however if the duration and spread of the outbreak, the impact on our customers, and the effect on our contract manufacturers, vendors and supply chains is different from the Company’s estimates and assumptions, then actual results could differ materially. Given the uncertainty with respect to COVID-19, the Company’s estimates and assumptions may evolve as conditions change. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
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

The Company performs periodic assessments of its ROU assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of assets is measured by comparing the net carrying amount to the estimated future undiscounted cash flows. If it is determined that an asset is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Significant assumptions under the Company’s assessment include future sublease rates, future sublease market conditions and a discount rate based on the weighted-average cost of capital.
Revenue recognition. The Company derives substantially all of its revenue from the sale of cameras, mounts and accessories, the related implied post contract support to customers and subscription services. The Company recognizes revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The transaction price the Company expects to be entitled to is primarily comprised of product revenue, net of returns and variable consideration, including sales incentives provided to customers. For most of the Company’s revenue, revenue is recognized at the time products are delivered and when collection is considered probable. For the Company’s subscription services, revenue is recognized on a ratable basis over the subscription term, with payments received in advance of services being rendered recorded in deferred revenue. For customers who purchase products directly from GoPro.com, the Company retains a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. The Company provides sales commissions to internal and external sales representatives which are earned in the period in which revenue is recognized. As a result, the Company expenses such costs as incurred.
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
The Company’s camera sales contain multiple performance obligations that can include four separate obligations: a) a hardware component (camera) and the embedded firmware essential to the functionality of the hardware component delivered at the time of sale, b) a subscription service, c) the implicit right to the Company's downloadable free apps and software solutions and d) the implied right for the customer to receive support after the initial sale (post contract support or PCS). The Company’s PCS includes the right to receive on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology. The transaction price is allocated to the remaining performance obligations on a residual value methodology. The Company’s process to allocate the transaction price considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable, including: the level of support provided to customers, estimated costs to provide the Company’s support, the amount of time and

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
cost that is allocated to the Company’s efforts to develop the undelivered elements and market trends in the pricing for similar offerings.
The transaction prices allocated to the delivered hardware, related embedded firmware and free software solutions are recognized as revenue at the time of sale, provided the conditions for recognition of revenue have been met. The transaction price allocated to PCS is deferred and recognized as revenue on a straight-line basis over the estimated term of the support period, which is estimated to be 15 months based on historical experience. Deferred revenue as of September 30, 2020 and December 31, 2019 also included immaterial amounts related to the Company’s subscription services. The Company’s short-term and long-term deferred revenue balances totaled $20.4 million and $16.6 million as of September 30, 2020 and December 31, 2019, respectively. Of the deferred revenue balance as of June 30, 2020 and 2019, the Company recognized $5.6 million and $5.5 million of revenue in the three months ended September 30, 2020 and 2019, respectively. Of the deferred revenue balance as of December 31, 2019 and 2018, the Company recognized $12.9 million of revenue in the nine months ended September 30, 2020 and 2019.
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
Recent accounting standards

Standard	Description	Company’s date of adoption	Effect on the condensed consolidated financial statements or other significant matters
Standards that were adopted
Intangible - Goodwill and Other ASU No. 2017-04 (Topic 350)	This standard simplifies the accounting for goodwill and removes Step 2 of the annual goodwill impairment test. Upon adoption, goodwill impairment is determined based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is applied on a prospective transition method.	January 1, 2020	The adoption of this standard did not impact the Company’s condensed consolidated financial statements and related disclosures.
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ASU No. 2016-13 (Topic 326)	The standard changes the impairment model for most financial assets and replaces the existing incurred loss model with a current expected credit loss (CECL) model. The standard is applied on a modified retrospective approach.	January 1, 2020	The Company’s allowance for doubtful accounts and valuation of available-for-sale securities are subject to this standard. The Company concluded the adoption of this standard did not have a material impact on its condensed consolidated financial statements and related disclosures.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Standard	Description	Expected date of adoption	Effect on the condensed consolidated financial statements or other significant matters
Standards not yet adopted
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) ASU No. 2020-06	This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments and contracts on an entity’s own equity. Specifically, the standard removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or if the convertible debt was issued at a substantial premium. This standard also removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception. Lastly, entities are required to use the if-converted method for convertible instruments in the diluted earnings per share calculation. Early adoption is permitted, but no earlier than the fiscal year beginning after December 15, 2020. The standard can be applied using a full or modified retrospective approach.	January 1, 2021	The Company is currently evaluating the impact of adopting this standard on its condensed consolidated financial statements and related disclosures.
Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its condensed consolidated financial statements.

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	September 30, 2020			December 31, 2019
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$19,444	$—	$19,444	$4,413	$—	$4,413
Total cash equivalents	$19,444	$—	$19,444	$4,413	$—	$4,413
Marketable securities:
Corporate debt securities	$—	$—	$—	$—	$14,847	$14,847
Total marketable securities	$—	$—	$—	$—	$14,847	$14,847
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $127.4 million and $145.9 million as of September 30, 2020 and December 31, 2019, respectively.
Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of December 31, 2019 were all less than one year in duration. At September 30, 2020 and December 31, 2019, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At September 30, 2020 and December 31, 2019, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (Notes) (see Note 4 Financing Arrangements). The estimated fair value of the Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the Notes was $169.7 million and $170.0 million as of September 30, 2020 and December 31, 2019, respectively. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the Notes.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, intangible assets and operating lease right-of-use assets, in connection with periodic evaluations for potential impairment. In the third quarter of 2020, the fair value of Company’s operating lease right-of-use asset related to its headquarters campus was determined based on unobservable (Level 3) inputs, as discussed in Note 10 Restructuring charges.

3. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	September 30, 2020	December 31, 2019
Components	$16,205	$20,370
Finished goods	116,611	123,866
Total inventory	$132,816	$144,236
Property and equipment, net

(in thousands)	September 30, 2020	December 31, 2019
Leasehold improvements (1)	$35,527	$50,736
Production, engineering and other equipment	48,813	45,649
Tooling	17,571	19,216
Computers and software	22,349	21,719
Furniture and office equipment	6,315	10,846
Tradeshow equipment and other	5,886	7,009
Construction in progress	81	45
Gross property and equipment	136,542	155,220
Less: Accumulated depreciation and amortization	(110,087)	(118,681)
Property and equipment, net	$26,455	$36,539
(1)    Refer to Note 10 Restructuring charges, for details of operating lease right-of-use asset impairment charges in the three and nine months ended September 30, 2020.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Intangible assets

	September 30, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$51,066	$(49,144)	$1,922
Domain name	15	—	15
Total intangible assets	$51,081	$(49,144)	$1,937

	December 31, 2019
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$50,501	$(45,269)	$5,232
Domain name	15	—	15
Total intangible assets	$50,516	$(45,269)	$5,247

Amortization expense was $1.0 million and $1.9 million for the three months ended September 30, 2020 and 2019, respectively, and $3.9 million and $6.0 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2020 (remaining 3 months)	$723
2021	1,152
2022	47
$1,922
Other long-term assets

(in thousands)	September 30, 2020	December 31, 2019
Point of purchase (POP) displays	$4,228	$7,595
Long-term deferred tax assets	915	864
Deposits and other	7,396	7,002
Other long-term assets	$12,539	$15,461

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Accrued expenses and other current liabilities

(in thousands)	September 30, 2020	December 31, 2019
Accrued payables (1)	$40,622	$42,153
Accrued sales incentives	21,782	39,120
Employee related liabilities (1)	4,846	20,494
Return liability	10,014	14,854
Warranty liability	7,118	9,899
Inventory received	3,819	5,737
Customer deposits	4,486	2,063
Purchase order commitments	2,314	1,710
Income taxes payable	960	1,166
Other	8,065	4,594
Accrued expenses and other current liabilities	$104,026	$141,790
(1)    See Note 10 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Beginning balance	$7,326	$12,850	$11,398	$10,971
Charged to cost of revenue	4,560	1,610	7,546	12,013
Settlement of warranty claims	(4,269)	(3,981)	(11,327)	(12,505)
Warranty liability	$7,617	$10,479	$7,617	$10,479
At September 30, 2020 and December 31, 2019, $7.1 million and $9.9 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.5 million and $1.5 million, respectively, was recorded as a component of other long-term liabilities.

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
At September 30, 2020 and December 31, 2019, the Company was in compliance with all financial covenants contained in the Credit Agreement. As of September 30, 2020, the Company could borrow up to $48.2 million. As of September 30, 2020 and December 31, 2019, the Company had zero borrowings outstanding on the Credit Facility.
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
The $175.0 million of proceeds received from the issuance of the Notes were allocated between long-term debt (liability component) of $128.3 million and additional paid-in-capital (equity component) of $46.7 million on the Condensed Consolidated Balance Sheets. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the Notes. The liability component will be accreted up to the face value of the Notes of $175.0 million, which will result in additional non-cash interest expense being recognized in the Condensed Consolidated Statements of Operations through the Notes’ Maturity Date. The accretion of the Notes to par and debt issuance cost recorded to long-term debt is amortized into interest expense over the term of the Note using an effective interest rate of approximately 10.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
The Company incurred approximately $5.7 million of issuance costs related to the issuance of the Notes, of which $4.2 million and $1.5 million were recorded to long-term debt and additional paid-in capital, respectively. The $4.2 million of issuance costs recorded as long-term debt on the Condensed Consolidated Balance Sheets are being amortized over the five-year contractual term of the Notes using the effective interest method.
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
As of September 30, 2020 and December 31, 2019, the outstanding principal on the Notes was $175.0 million, the unamortized debt discount was $16.9 million and $24.3 million, respectively, the unamortized debt issuance cost was $1.3 million and $1.9 million, respectively, and the net carrying amount of the liability component was $156.8 million and $148.8 million, respectively, which was recorded as long-term debt within the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2020 and 2019, the Company recorded interest expense of $1.5 million for contractual coupon interest, $0.2 million for amortization of debt issuance costs, and $2.4 million and $2.2 million, respectively, for amortization of the debt discount. For the nine months ended September 30, 2020 and 2019, the Company recorded interest expense of $4.6 million for contractual coupon interest, $0.6 million for amortization of debt issuance costs, and $7.3 million and $6.6 million, respectively, for amortization of the debt discount.
In connection with the offering, the Company entered into a prepaid forward stock repurchase transaction (Prepaid Forward) with a financial institution (Forward Counterparty). Pursuant to the Prepaid Forward, the Company used approximately $78.0 million of the net proceeds from the offering of the Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s Class A common stock underlying the Prepaid Forward was approximately 9.2 million. The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock on the Condensed Consolidated Balance Sheets (and not outstanding for purposes of the calculation of basic and diluted income (loss) per share), but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.
On October 22, 2020, 8.8 million shares of common stock underlying the Prepaid Forward entered into as part of the Company’s Convertible Notes were early settled and delivered to the Company. The remaining 0.4 million shares of common stock under the Prepaid Forward will continue to be treated as treasury stock on the Condensed Consolidated Balance Sheets until the Forward Counterparty delivers the remaining underlying shares to the Company. There was no financial statement impact due to the return of shares, however shares outstanding for corporate law purposes will be reduced by the early settlement.

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Stock options
A summary of the Company’s stock option activity for the nine months ended September 30, 2020 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	3,963	$10.16	6.35	$374
Granted	1,025	4.01
Exercised	(42)	0.94
Forfeited/Cancelled	(1,041)	10.15
Outstanding at September 30, 2020	3,905	$8.65	6.23	$703

Vested and expected to vest at September 30, 2020	3,905	$8.65	6.23	$703
Exercisable at September 30, 2020	2,614	$10.54	4.83	$233
The aggregate intrinsic value of the stock options outstanding as of September 30, 2020 represents the value of the Company’s closing stock price on September 30, 2020 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the nine months ended September 30, 2020 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2019	8,225	$6.11
Granted	8,005	4.33
Vested	(3,212)	6.17
Forfeited	(2,176)	5.42
Non-vested shares at September 30, 2020	10,842	$4.91
Performance stock units
A summary of the Company’s PSU activity for the nine months ended September 30, 2020 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2019	788	$7.51
Granted	1,231	4.05
Vested	(214)	7.50
Forfeited	(291)	6.60
Non-vested shares at September 30, 2020	1,514	$4.87

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Employee stock purchase plan. For the nine months ended September 30, 2020 and 2019, the Company issued 1,014,000 and 958,000 shares under its ESPP, respectively, at weighted-average prices of $3.42 and $4.13, respectively.
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
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Cost of revenue	$340	$448	$1,175	$1,483
Research and development	3,597	4,507	9,682	14,068
Sales and marketing	1,601	2,084	4,107	6,518
General and administrative	2,875	2,730	6,962	8,091
Total stock-based compensation expense	$8,413	$9,769	$21,926	$30,160

The income tax benefit related to stock-based compensation expense was zero for the three and nine months ended September 30, 2020 and 2019 due to a full valuation allowance on the Company’s United States net deferred tax assets (see Note 7 Income taxes).
At September 30, 2020, total unearned stock-based compensation of $51.3 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 2.2 years.

6. Net income (loss) per share
The following table presents the calculations of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$3,307	$(74,810)	$(111,196)	$(110,462)

Denominator:
Weighted-average common shares - basic for Class A and Class B common stock	149,406	145,617	148,491	144,306
Effect of dilutive stock-based awards	2,443	—	—	—
Weighted-average common shares - diluted for Class A and Class B common stock	151,849	145,617	148,491	144,306

Basic net income (loss) per share	$0.02	$(0.51)	$(0.75)	$(0.77)
Diluted net income (loss) per share	$0.02	$(0.51)	$(0.75)	$(0.77)

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Anti-dilutive stock-based awards	10,598	13,168	14,652	13,064
The Company has the intent and ability to deliver cash up to the principal amount of the Notes subject to conversion, based on the Company’s current and projected liquidity. As such, no shares associated with the Note conversion were included in the Company’s weighted-average number of common shares outstanding for any periods presented. The Company’s Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing Arrangements. The Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the Notes is 20.6 million shares of Class A common stock. Additionally, the calculation of weighted-average shares outstanding for the three and nine months ended September 30, 2020 and 2019 excludes approximately 9.2 million shares, effectively repurchased and held in treasury stock on the Condensed Consolidated Balance Sheets as a result of the Prepaid Forward transaction entered into in connection with the Note offering.
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

7. Income taxes
The Company’s income tax expense (benefit) and the resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective period, including losses generated in countries where the Company is projecting annual losses for which deferred tax assets are not anticipated to be recognized.
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Income tax expense (benefit)	$1,242	$(273)	$4,710	$(500)
Effective tax rate	27.3%	0.4%	(4.4)%	0.5%

The Company recorded an income tax expense of $1.2 million for the three months ended September 30, 2020, on a pre-tax net income of $4.5 million, which resulted in an effective tax rate of 27.3%. The Company’s

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
income tax expense for the three months ended September 30, 2020, was composed of $1.5 million of tax expense incurred on pre-tax income, and discrete items that primarily included $0.3 million of net non-deductible equity tax expense for employee stock-based compensation, partially offset by a $3.5 million tax benefit related to restructuring charges, a $0.3 million tax benefit related to foreign provision to return adjustments and other items, and a net increase in the valuation allowance of $3.2 million. The Company recorded an income tax expense of $4.7 million for the nine months ended September 30, 2020, on a pre-tax net loss of $106.5 million, which resulted in a negative effective tax rate of 4.4%. The Company’s income tax expense for the nine months ended September 30, 2020, was composed of $4.4 million of tax expense incurred on pre-tax income, and discrete items that primarily included $2.1 million of net non-deductible equity tax expense for employee stock-based compensation, $2.6 million of tax expense relating to a reduction in deferred tax assets due to the treatment of stock-based compensation as a result of the Altera Corp. vs. Commissioner decision by the Ninth Circuit Court of appeals and $0.5 million of tax expense relating to certain states and foreign jurisdiction reserves, partially offset by a $5.9 million tax benefit related to restructuring charges, a $0.2 million tax benefit related to foreign provision to return adjustments and other items, and a net increase in the valuation allowance of $1.3 million.
For the three months ended September 30, 2019, the Company recorded an income tax benefit of $0.3 million on a pre-tax net loss of $75.1 million, which resulted in an effective tax rate of 0.4%. The Company’s income tax benefit for the three months ended September 30, 2019 was primarily composed of $0.3 million of tax expense incurred on pre-tax income, and discrete items that included a $1.6 million of net non-deductible equity tax expense for employee stock-based compensation, $0.3 million of tax benefit relating to foreign provision to income tax returns adjustments and a $0.4 million tax benefit for other items, partially offset by a net decrease in the valuation allowance of $1.5 million. The Company recorded an income tax benefit of $0.5 million for the nine months ended September 30, 2019 on a pre-tax net loss of $111.0 million, which resulted in an effective tax rate of 0.5%. The Company’s income tax benefit for the nine months ended September 30, 2019 was primarily composed of $1.2 million of tax expense incurred on pre-tax income, and discrete items that included $1.2 million of tax benefit relating to foreign provision to income tax returns adjustments, $0.7 million of net non-deductible equity tax expense for employee stock-based compensation, $0.5 million of tax benefits relating to restructuring charges, and $0.3 million of tax benefits for the release of uncertain tax positions primarily attributable to the expiration of tax statute of limitations, partially offset by a $0.2 million net decrease in the valuation allowance and a $0.2 million tax benefit related to other items. Further, for both the nine months ended September 30, 2020 and 2019, while the Company incurred pre-tax losses in the United States, the Company does not expect to recognize any tax benefits on pretax losses in the United States due to a full valuation allowance recorded against its United States deferred tax assets.
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
At September 30, 2020 and December 31, 2019, the Company’s gross unrecognized tax benefits were $30.2 million and $27.2 million, respectively. If recognized, $14.8 million of these unrecognized tax benefits (net of United States federal benefit) at September 30, 2020 would reduce income tax expense after considering the impact of the change in the valuation allowance in the United States. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances. These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months, it is possible that up to $13.0 million of uncertain tax position could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted into law on March 27, 2020, to respond to the economic challenges due to COVID-19. The Company reviewed the tax impact of the CARES Act and determined that the effective tax rate is not materially impacted.

8. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.
The components of net lease cost, which were recorded in operating expenses, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Operating lease cost (1)	$3,352	$4,092	$11,647	$13,656
Sublease income	(133)	(129)	(393)	(528)
Right-of-use asset impairment cost	12,460	—	12,460	—
Net lease cost	$15,679	$3,963	$23,714	$13,128
(1)    Operating lease cost includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,869	$10,402
Right-of-use assets obtained in exchange for operating lease liabilities	1,252	10,541
Operating lease modifications to decrease right-of-use assets	(2,482)	—

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (in years) - operating leases	5.75	6.44
Weighted-average discount rate - operating leases	6.2%	6.2%

As of September 30, 2020, maturities of operating lease liabilities were as follows:

(in thousands)	September 30, 2020
2020 (remaining 3 months)	$2,486
2021	13,662
2022	12,871
2023	11,917
2024	11,519
Thereafter	23,932
Total lease payments	76,387
Less: Imputed interest	(13,087)
Present value of lease liabilities	$63,300

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of September 30, 2020, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $208.3 million.
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
On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. On November 30, 2015, Contour dismissed the Utah action. On November 30, 2015, Contour IP Holdings LLC (CIPH), a non-practicing entity re-filed a similar complaint in Delaware seeking unspecified damages. GoPro filed an inter partes review (IPR) at the United States Patent and Trademark Office. The case was transferred to the Northern District of California in July 2017 and was stayed pending the IPR proceedings. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019 and thereafter entered a schedule for the remainder of the case. On August 31, 2020, the Court ruled on various dispositive motions filed by each party, none of which resolved the case and the remaining issues are slated to go to jury trial. Due to COVID-19 delays and to complete supplemental expert discovery, the trial is now scheduled to commence on January 25, 2021. We believe that this matter lacks merit, and we intend to vigorously defend against CIPH.
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
Indemnifications. In the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of September 30, 2020, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	September 30, 2020	December 31, 2019
Customer A	*	15%
Customer B	23%	11%
* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Accounts receivable sold	$30,832	$23,804	$66,393	$78,752
Factoring fees	247	423	433	1,121
Customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Customer A	13%	*	25%	12%
Customer B	*	*	14%	*
Customer C	*	*	10%	*
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
Geographic information
Revenue by geographic region was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2020	2019	2020	2019
Americas	$157,720	$60,409	$297,607	$311,750
Europe, Middle East and Africa (EMEA)	64,563	49,387	129,191	203,146
Asia and Pacific (APAC)	58,224	21,373	107,355	151,410
Total revenue	$280,507	$131,169	$534,153	$666,306

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Revenue from the United States, which is included in the Americas geographic region, was $141.0 million and $50.9 million for the three months ended September 30, 2020 and 2019, respectively, and $263.5 million and $251.6 million for the nine months ended September 30, 2020 and 2019, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of September 30, 2020 and December 31, 2019, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and Mainland China, were $8.4 million and $11.0 million, respectively.

10. Restructuring charges
Restructuring charges for each period were as follows:

	Nine months ended September 30,
(in thousands)	2020	2019
Cost of revenue	$1,270	$54
Research and development	8,383	556
Sales and marketing	11,189	314
General and administrative	5,660	501
Total restructuring charges	$26,502	$1,425
Second quarter 2020 restructuring plan
On April 14, 2020, the Company approved a restructuring plan to reduce future operating expenses, optimize its business model and address the impact of the COVID-19 pandemic. The restructuring provided for a reduction of the Company’s global workforce by approximately 20% and the consolidation of certain leased office facilities. Under the second quarter 2020 restructuring plan, the Company recorded restructuring charges of $26.6 million, including a $12.5 million right-of-use asset impairment primarily related to its headquarters campus, $7.8 million related to severance, and $6.3 million related to accelerated depreciation and other charges.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The Company ceased using a portion of its headquarters campus in the third quarter of 2020 as part of the second quarter 2020 restructuring plan and impaired a part of the carrying value of the related right-of-use asset to its estimated fair value using the discounted future cash flows method. The discounted future cash flows were determined based on future sublease rental rates, future sublease market conditions and a discount rate based on the weighted-average cost of capital. Based on the results of the Company’s assessment, the Company recognized a $12.3 million impairment, which was reflected as a restructuring expense, primarily in the operating expense financial statement line items in the Condensed Consolidated Statements of Operations.
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets under the second quarter 2020 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2019	$—	$—	$—
Restructuring charges	7,829	6,375	14,204
Cash paid	(7,122)	(984)	(8,106)
Non-cash reductions	—	(5,344)	(5,344)
Restructuring liability as of September 30, 2020	$707	$47	$754
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
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities, and other long-term liabilities on the Condensed Consolidated Balance Sheets under the first quarter 2017 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2019	$—	$4,470	$4,470
Restructuring charges	—	(67)	(67)
Cash paid	—	(2,642)	(2,642)
Restructuring liability as of September 30, 2020	$—	$1,761	$1,761

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
•Results of Operations. Analysis of our financial results comparing the third quarter and first nine months of 2020 to 2019.
•Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•Contractual Commitments. Overview of our contractual obligations, including expected payment schedules as of September 30, 2020.
•Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•Non-GAAP Financial Measures. A reconciliation and discussion of our GAAP to non-GAAP financial measures.
The following discussion should be read in conjunction with our 2019 Annual Report and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q of GoPro, Inc. and its subsidiaries (GoPro or we or the Company). Our MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we may use such words as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” “could,” “forecast,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. Forward-looking statements include new product offering plans and key hardware and software features, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expenses and drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans will create, the impact of COVID-19 on our business, operations, liquidity and capital resources, employees, customers, supply chain, financial results and the world economy, and the scope and duration thereof, plans to settle note conversion in cash, expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations, the outcome of pending or future litigation and legal proceedings and any discussion of the trends and other factors that drive our business and future results in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q including but not limited to Item 1A Risk Factors. In particular, the consequences of the COVID-19 pandemic to economic conditions and the industry in general, and the financial position and operating results of the Company in particular have been material, and changing rapidly, and cannot be predicted. Readers are strongly encouraged to consider the foregoing, including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

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
In September 2020, we began shipping our HERO9 Black flagship camera which features a 23.6MP sensor that provides stunning 5K video, the highest resolution ever for a HERO camera, 20MP photos and HyperSmooth 3.0 video stabilization. The HERO9 Black camera also features a new front-facing display, a larger rear touch display, an extended battery life, new Power Tools, TimeWarp 3.0, SuperPhoto, live streaming, webcam mode, built-in mounting, cloud connectivity and voice control. HyperSmooth 3.0 is our most advanced stabilization ever and includes in-camera horizon leveling that keeps shots smooth and level. TimeWarp Video 3.0 features Real Speed, which allows users to slow down footage to real speed and capture audio while recording, and Half Speed, which allows users to slow down footage even more for epic slow motion. Webcam Mode enables users to connect their HERO9 Black camera to a computer with the included USB-C cable to use the camera as a 1080p high-definition wide-angle webcam. We also introduced new Power Tools including HindSight, Scheduled Capture and Duration Capture to help users capture the perfect shot. HindSight allows users to capture and save up to 30 seconds of video before the shutter button is pressed. Scheduled Capture allows users to set up their cameras to automatically capture photos or videos up to 24 hours in advance and Duration Capture allows users to set their HERO9 Black to record for a specified length of time. In addition, we introduced a Max Lens Mod accessory that brings Max HyperSmooth video stabilization and Max SuperView’s ultra wide-angle photo and video to the HERO9 Black camera. Our HERO9 Black, HERO8 Black, HERO7 Black and MAX cameras are compatible with our ecosystem of mountable and wearable accessories. GoPro subscribers can automatically upload photos and videos to their unlimited cloud storage account at 100% quality to easily access, edit, store and share their content. GoPro subscribers also have access to a camera protection plan and discounts on GoPro accessories.
In December 2019, reports of a potentially deadly virus began to surface and in March 2020, the World Health Organization (the WHO) characterized the deadly virus, now called COVID-19, as a pandemic. The extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain and the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. In the first quarter of 2020, we temporarily closed all of our offices and required most of our employees to work remotely. These changes remain largely in effect in the third quarter of 2020 and in most locations, we plan on maintaining closed offices through the middle of 2021. At this point, the duration and impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See section Item 1A Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

				% Change
(units and dollars in thousands, except per share amounts)	Q3 2020	Q2 2020	Q3 2019	Q3 2020 vs. Q2 2020	Q3 2020 vs. Q3 2019
Revenue	$280,507	$134,246	$131,169	109%	114%
Camera units shipped (1)	923	448	479	106%	93%
Gross margin (2)	35.4%	30.3%	21.7%	510 bps	1370 bps
Operating expenses	$90,458	$85,606	$99,630	6%	(9)%
Net income (loss)	$3,307	$(50,975)	$(74,810)	(106)%	(104)%
Diluted net income (loss) per share	$0.02	$(0.34)	$(0.51)	(106)%	(104)%
Cash provided by (used in) operations	$99,557	$(43,744)	$(46,675)	(328)%	(313)%

Other financial information:
Adjusted EBITDA (3)	$39,179	$(22,367)	$(52,715)	(275)%	(174)%
Non-GAAP net income (loss) (4)	$31,049	$(29,721)	$(61,265)	(204)%	(151)%
Non-GAAP diluted net income (loss) per share	$0.20	$(0.20)	$(0.42)	(200)%	(148)%
(1)     Represents the number of camera units that are shipped during a reporting period, including camera units that are shipped with drones, net of any returns. Camera units shipped does not include drones sold without a camera, mounts or accessories.
(2)    One basis point (bps) is equal to 1/100th of 1%.
(3)     We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of provision for income taxes, interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, intangible asset impairment charges, and restructuring and other costs.
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
Third quarter 2020 financial performance
Our third quarter of 2020 financial results reflected a strong launch of our flagship camera, HERO9 Black in September 2020, amid the COVID-19 pandemic. Comparisons of our third quarter of 2020 financial performance to the same period in 2019 were impacted by a late stage production delay resulting in the launch of HERO8 Black in the fourth quarter of 2019. Revenue for the third quarter of 2020 was $280.5 million, compared to $131.2 million in the same period in 2019, while the gross margin percentage was 35.4% in the third quarter of 2020, compared to 21.7% in the same period in 2019. In the third quarter of 2020, cameras sold with a suggested retail price equal to or greater than $300 represented 83% of our camera revenue mix compared to 77% in the same period in 2019. We shipped 923 thousand units in the third quarter of 2020, or an increase of 444 thousand units from the same period in 2019. Our average selling price (defined as total revenue divided by the number of camera units shipped) of $304, represented a 10.9% increase year-over-year primarily due to the favorable camera revenue mix. Our continued focus on cost management and the cost reductions recognized from our restructuring actions drove operating expenses down by $9.2 million, or 9.2%, year-over-year.
Net income in the third quarter of 2020 was $3.3 million, or $0.02 per share, compared to a net loss of $74.8 million, or $0.51 per share, for the same period in 2019. Adjusted EBITDA for the third quarter of 2020 was $39.2 million, compared to negative $52.7 million for the same period in 2019. We generated $67.2 million in cash and cash equivalents in the third quarter of 2020, primarily driven by working capital improvements of $66.0 million and positive adjusted EBITDA of $39.2 million, partially offset by a $30.0 million repayment of our Credit Facility.

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
Driving profitability through improved efficiency, lower costs and better execution. We incurred operating losses in 2019, 2018 and 2017. However, our restructuring actions have significantly reduced our on-going operating expenses in 2019 and 2018 resulting in a flatter, more efficient global organization that has allowed for improved communication and better alignment among our functional teams. Primarily as a result of the impact of the COVID-19 pandemic, we took additional restructuring actions in April 2020 to further reduce our operating expenses in marketing, sales, and general and administrative functions, and to reduce our global facility footprint. Operating expense reductions related to research and development were minor in order to protect our product roadmap and innovation. Additionally, in response to the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to reduce the number of distributors and retailers that we work with to focus more on direct-to-consumer sales through our e-commerce channel, GoPro.com. Revenue from GoPro.com in the three and nine months ended September 30, 2020 was a record high of $81.3 million and $166.1 million, respectively, and represented 29.0% and 31.1% of revenue, respectively. As a percentage of revenue, GoPro.com represented slightly less than we had estimated due to better than expected retail sales in the third quarter of 2020 led by strong demand of our HERO9 Black and HERO8 Black cameras. For the three and nine months ended September 30, 2020, revenue from retailers represented 71.0% and 68.9% of total revenue, respectively. If we are unable to generate adequate revenue growth, particularly in light of the impact of the COVID-19 pandemic, successfully implement our direct-to-consumer sales model, or continue to manage our expenses, we may incur significant losses in the future and may not be able to achieve profitability.
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

Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2020		2019		2020		2019
Revenue	$280,507	100%	$131,169	100%	$534,153	100%	$666,306	100%
Cost of revenue	181,195	65	102,737	78	355,722	67	455,342	68
Gross profit	99,312	35	28,432	22	178,431	33	210,964	32
Operating expenses:
Research and development	37,235	13	34,940	27	104,074	19	111,215	17
Sales and marketing	34,378	12	48,848	37	112,845	21	148,273	22
General and administrative	18,845	7	15,842	12	53,686	10	49,909	7
Total operating expenses	90,458	32	99,630	76	270,605	50	309,397	46
Operating income (loss)	8,854	3	(71,198)	(54)	(92,174)	(17)	(98,433)	(14)
Other income (expense):
Interest expense	(5,260)	(2)	(4,623)	(4)	(14,774)	(3)	(14,032)	(2)
Other income, net	955	—	738	1	462	—	1,503	—
Total other expense, net	(4,305)	(2)	(3,885)	(3)	(14,312)	(3)	(12,529)	(2)
Income (loss) before income taxes	4,549	1	(75,083)	(57)	(106,486)	(20)	(110,962)	(16)
Income tax expense (benefit)	1,242	—	(273)	—	4,710	1	(500)	—
Net income (loss)	$3,307	1%	$(74,810)	(57)%	$(111,196)	(21)%	$(110,462)	(16)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended September 30,			Nine months ended September 30,
	2020	2019	% Change	2020	2019	% Change
Camera units shipped	923	479	93%	1,712	2,403	(29)%

Average selling price	$304	$274	11	$312	$277	13

GoPro.com	$81,331	$23,364	248	$166,125	$80,039	108
Percentage of revenue	29.0%	17.8%		31.1%	12.0%
Retail	$199,176	$107,805	85	$368,028	$586,267	(37)
Percentage of revenue	71.0%	82.2%		68.9%	88.0%
Total revenue	$280,507	$131,169	114%	$534,153	$666,306	(20)%

Americas	$157,720	$60,409	161%	$297,607	$311,750	(5)%
Percentage of revenue	56.2%	46.0%		55.7%	46.8%
Europe, Middle East and Africa (EMEA)	$64,563	$49,387	31	$129,191	$203,146	(36)
Percentage of revenue	23.0%	37.7%		24.2%	30.5%
Asia and Pacific (APAC)	$58,224	$21,373	172	$107,355	$151,410	(29)
Percentage of revenue	20.8%	16.3%		20.1%	22.7%
Total revenue	$280,507	$131,169	114%	$534,153	$666,306	(20)%
Revenue of $280.5 million in the third quarter of 2020 increased from $131.2 million for the same period in 2019, primarily driven by the strong launch of our flagship camera, HERO9 Black, in September 2020 and increased demand for our HERO8 Black camera, amid the COVID-19 pandemic. The year-over-year increase was also attributable to a late stage production delay of the HERO8 Black camera, which pushed shipments from the third quarter of 2019 to the fourth quarter of 2019. As a result, camera units shipped and revenue for the third quarter of 2020 exceeded camera units shipped and revenue for the third quarter of 2019. We shipped 923 thousand camera units in the third quarter of 2020, compared to 479 thousand camera units for the same period in 2019. Our average selling price in the third quarter of 2020 was $304, or an increase of 11%, compared to the same period in 2019. The increase in our average selling price was primarily driven by cameras sold with a suggested retail price equal to or greater than $300, which represented 83% of our camera revenue mix in the third quarter of 2020. Average selling price is defined as total revenue divided by the number of camera units shipped.
Revenue of $534.2 million in the first nine months of 2020 decreased from $666.3 million for the same period in 2019. The COVID-19 pandemic, which began surfacing in December 2019, unfavorably impacted the first half of 2020. As a result of the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to focus on direct-to-consumer sales through GoPro.com. Revenue in the third quarter improved significantly primarily due to the strong launch of our flagship camera, HERO9 Black and increased demand of our HERO8 Black camera at retail and on GoPro.com. We shipped 1.7 million camera units in the first nine months of 2020, compared to 2.4 million camera units for the same period in 2019. Our average selling price in the first nine months of 2020 was $312, or an increase of 13%, compared to the same period in 2019. The increase in our average selling price was primarily driven by cameras sold with a suggested retail price equal to or greater than $300, which represented 87% of our camera revenue mix in the first nine months of 2020.
Revenue from GoPro.com grew to 29% and 31% of total revenue in the third quarter and first nine months of 2020, respectively, from 18% and 12% in the same respective periods in 2019, as a result of shifting to a direct-to-consumer sales strategy.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cost of revenue and gross margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Cost of revenue	$178,953	$100,426	78%	$349,402	$447,851	(22)%
Stock-based compensation	340	448	(24)	1,175	1,483	(21)
Acquisition-related costs	964	1,863	(48)	3,875	5,954	(35)
Restructuring costs	938	—	100	1,270	54	2,252
Total cost of revenue	$181,195	$102,737	76%	$355,722	$455,342	(22)%
Gross margin	35.4%	21.7%		33.4%	31.7%
Gross margin of 35.4% in the third quarter of 2020 increased from 21.7% in the same period of 2019, or 1,370 bps, primarily due to a favorable product sales mix, 1,152 bps, lower operational costs, 840 bps, and less sales incentives, 488 bps, partially offset by higher average camera costs, (1,097) bps.
Gross margin of 33.4% in the first nine months of 2020 increased from 31.7% in the same period of 2019, or 170 bps, primarily due to a favorable product sales mix, 776 bps, partially offset by higher operational expenses, (303) bps, higher average camera costs, (222) bps, and higher sales incentives, (110) bps.
Research and development

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Research and development	$27,755	$30,433	(9)%	$86,009	$96,591	(11)%
Stock-based compensation	3,597	4,507	(20)	9,682	14,068	(31)
Restructuring costs	5,883	—	100	8,383	556	1,408
Total research and development	$37,235	$34,940	7%	$104,074	$111,215	(6)%
Percentage of revenue	13.3%	26.6%		19.5%	16.7%
The year-over-year increase of $2.3 million, or 7%, in total research and development expense in the third quarter of 2020 compared to the same period in 2019 reflected a $5.9 million increase in restructuring costs, and a $1.6 million increase in consulting and professional services costs, partially offset by a $3.1 million decrease in cash-based personnel-related costs due to a reduction in global research and development headcount, a $0.9 million decrease in depreciation and other supporting overhead expenses, a $0.9 million decrease in stock-based compensation and a $0.5 million decrease in travel related expenses.
The year-over-year decrease of $7.1 million, or 6%, in total research and development expense in the first nine months of 2020 compared to the same period in 2019 reflected a $6.6 million decrease in cash-based personnel-related costs due to a reduction in global research and development headcount, a $4.4 million decrease in stock-based compensation, a $2.5 million decrease in depreciation and other supporting overhead expenses, and a $1.4 million decrease in travel related expenses, partially offset by an $7.8 million increase in restructuring costs.
Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Sales and marketing	$28,803	$46,764	(38)%	$97,549	$141,441	(31)%
Stock-based compensation	1,601	2,084	(23)	4,107	6,518	(37)
Restructuring costs	3,974	—	100	11,189	314	3,463
Total sales and marketing	$34,378	$48,848	(30)%	$112,845	$148,273	(24)%
Percentage of revenue	12.3%	37.2%		21.1%	22.3%
The year-over-year decrease of $14.5 million, or 30%, in total sales and marketing expenses in the third quarter of 2020 compared to the same period in 2019 reflected a $10.8 million decrease in overall advertising and marketing

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
expenses attributable to reduced online campaigns and sponsorships, a $4.8 million decrease in cash-based personnel-related costs due to a reduction in global sales and marketing headcount, a $0.8 million decrease in allocated facilities, depreciation and other supporting overhead expenses, a $0.8 million decrease in travel related expenses, a $0.7 million decrease in consulting and professional services costs, and a $0.5 million decrease in stock-based compensation, partially offset by a $4.0 million increase in restructuring costs.
The year-over-year decrease of $35.4 million, or 24%, in total sales and marketing expenses in the first nine months of 2020 compared to the same period in 2019 reflected a $32.0 million decrease in overall advertising and marketing expenses attributable to reduced online campaigns, sponsorships and marketing events, a $9.4 million decrease in cash-based personnel-related costs due to a reduction in global sales and marketing headcount, a $2.6 million decrease in travel related expenses, a $2.4 million decrease in stock-based compensation, and a $2.1 million decrease allocated facilities, depreciation and other supporting overhead expenses, partially offset by an $10.8 million increase in restructuring costs and a $2.5 million increase in consulting and professional services costs.
General and administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
General and administrative	$11,550	$13,112	(12)%	$41,064	$41,317	(1)%
Stock-based compensation	2,875	2,730	5	6,962	8,091	(14)
Restructuring costs	4,420	—	100	5,660	501	1,030
Total general and administrative	$18,845	$15,842	19%	$53,686	$49,909	8%
Percentage of revenue	6.7%	12.1%		10.1%	7.5%
The year-over-year increase of $3.0 million, or 19%, in total general and administrative expenses in the third quarter of 2020 compared to the same period in 2019 reflected a $4.4 million increase in restructuring costs and a $1.3 million increase in legal and professional services costs, partially offset by a $1.3 million decrease in cash-based personnel-related costs due to a reduction in global general and administrative headcount, $0.7 million decrease in bad debt expense, a $0.5 million decrease in allocated facilities and other supporting overhead expenses and a $0.2 million decrease in travel related expenses.
The year-over-year increase of $3.8 million, or 8%, in total general and administrative expenses in the first nine months of 2020 compared to the same period in 2019 reflected a $5.7 million increase in legal and professional services costs and a $5.2 million increase in restructuring charges, partially offset by a $3.0 million decrease in cash-based personnel-related costs due to a reduction in global general and administrative headcount, a $1.6 million decrease in allocated facilities and other supporting overhead expenses, a $1.1 million decrease in stock-based compensation, a $1.0 million lease termination fee recorded in 2019 and a $0.5 million decrease in travel related expenses.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restructuring costs
Second quarter 2020 restructuring plan. On April 14, 2020, we approved a restructuring plan that provided for a reduction of our global workforce by approximately 20% and the consolidation of certain leased office facilities. Under the second quarter 2020 restructuring plan, we recorded restructuring charges of $26.6 million, including a $12.5 million right-of-use asset impairment primarily related to our headquarter campus, $7.8 million related to severance, and $6.3 million related to accelerated depreciation and other charges.
We ceased using a portion of our headquarters campus in the third quarter of 2020 as part of the second quarter 2020 restructuring plan and impaired a part of the carrying value of the related right-of-use asset to its estimated fair value using the discounted future cash flows method. The discounted future cash flows were determined based on future sublease rental rates, future sublease market conditions and a discount rate based on the weighted-average cost of capital. Based on the results of our assessment, we recognized a $12.3 million impairment, which was recorded as a restructuring expense, primarily in the operating expense financial statement line items in the Condensed Consolidated Statements of Operations.
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
See Note 10 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements.
Other income (expense)

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Interest expense	$(5,260)	$(4,623)	14%	$(14,774)	$(14,032)	5%
Other income, net	955	738	29	462	1,503	(69)
Total other expense, net	$(4,305)	$(3,885)	11%	$(14,312)	$(12,529)	14%
Total other expense, net, increased $0.4 million in the third quarter of 2020, compared to the same period in 2019, primarily due to a $0.4 million increase in interest expense related to our draw on our Credit Facility in 2020.
Total other expense, net, increased $1.8 million in the first nine months of 2020, compared to the same period in 2019, primarily due to a $1.0 million decrease in interest income from to less investment activity in 2020 and a $0.7 million increase in amortization of the Convertible Senior Notes debt discount.
Income taxes

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Income tax expense (benefit)	$1,242	$(273)	(555)%	$4,710	$(500)	(1,042)%
Effective tax rate	27.3%	0.4%		(4.4)%	0.5%
We recorded an income tax expense of $1.2 million for the three months ended September 30, 2020 on a pre-tax net income of $4.5 million, which resulted in an effective tax rate of 27.3%. Our income tax expense was composed of $1.5 million of tax expense incurred on a pre-tax income, and discrete items that primarily included $0.3 million of net non-deductible equity tax expense for employee stock-based compensation, partially offset by a $3.5 million tax benefit related to restructuring charges, a $0.3 million tax benefit related to foreign provision to return adjustments and other items, and a net increase in the valuation allowance of $3.2 million. We recorded an income tax expense of $4.7 million for the nine months ended September 30, 2020 on a pre-tax net loss of $106.5 million, which resulted in a negative effective tax rate of 4.4%. Our income tax expense was composed of $4.4 million of tax expense incurred on pre-tax income, and discrete items that primarily included $2.1 million of net non-deductible equity tax expense for employee stock-based compensation, $2.6 million of tax expense

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
relating to a reduction in deferred tax assets due to the treatment of stock-based compensation as a result of the Altera Corp. vs. Commissioner decision by the Ninth Circuit Court of appeals and $0.5 million of tax expense relating to certain states and foreign jurisdiction reserves, partially offset by a $5.9 million tax benefit related to restructuring charges, a $0.2 million tax benefit related to foreign provision to return adjustments and other items, and a net increase in the valuation allowance of $1.3 million.
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
See Note 7 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$146,871	$150,301
Marketable securities	—	14,847
Total cash, cash equivalents and marketable securities	$146,871	$165,148
Percentage of total assets	23%	21%
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
As of September 30, 2020, our cash, cash equivalents and marketable securities totaled $146.9 million. The overall cash used in operations of $12.5 million in the nine months ended September 30, 2020 was primarily due to a net loss of $111.2 million and changes in working capital of $30.7 million, partially offset by non-cash expenses of $68.1 million. Working capital changes for the nine months ended September 30, 2020 were the result of a decrease in accounts receivable of $93.2 million and inventory of $11.4 million, partially offset by an increase in accounts payable and other liabilities of $81.3 million. As of September 30, 2020, $13.4 million of cash was held by our foreign subsidiaries.
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
In connection with the Notes offering, we entered into a prepaid forward stock repurchase transaction agreement (Prepaid Forward) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $78.0 million of the proceeds from the offering of the Notes to pay the prepayment amount. The aggregate number of

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
shares of our Class A common stock underlying the Prepaid Forward is approximately 9.2 million shares. The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the forward counterparty will deliver to us the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the Condensed Consolidated Balance Sheets (and not outstanding for purposes of the calculation of basic and diluted income (loss) per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the forward counterparty delivers the shares underlying the Prepaid Forward to us. The net proceeds from the Convertible Senior Notes offering of approximately $91 million were used for general corporate purposes.
On October 22, 2020, 8.8 million shares of common stock underlying the Prepaid Forward entered into as part of our Convertible Notes were early settled and delivered to us. The remaining 0.4 million shares of common stock under the Prepaid Forward will continue to be treated as treasury stock on the Condensed Consolidated Balance Sheets until the financial institution delivers the remaining underlying shares to us. There was no financial statement impact due to the return of shares, however shares outstanding for corporate law purposes will be reduced by the early settlement.
Liquidity
The COVID-19 pandemic negatively impacted our financial results in the first nine months of 2020, and as a result, we took several actions to maximize liquidity, including the acceleration of a shift in our sales channel strategy to reduce the number of distributors and retailers that we work with to focus more on direct-to-consumer sales through GoPro.com, reducing our marketing expenses to reflect the appropriate levels of support for our shift to a direct-to-consumer model, and announced a restructuring plan in April 2020, which included a reduction in our global workforce by approximately 20% and reductions in leased facilities. These actions impacted our financial results beginning in the second quarter of 2020. With a more direct-to-consumer sales channel strategy, we expect to increase sales from GoPro.com relative to total revenue. Historically, sales from GoPro.com have had a higher gross margin structure than sales through retailers. We expect these actions to accelerate our ability to achieve profitability and continue to reduce operating expenses. Based on our most current projections which incorporate these actions, we believe that our cash, cash equivalents and marketable securities will be sufficient to address our working capital needs, capital expenditures, outstanding commitments and other liquidity requirements for at least one year from the issuance of these financial statements.
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
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2020	2019	% Change
Net cash provided by (used in):
Operating activities	$(12,471)	$(112,695)	(89)
Investing activities	$9,832	$3,681	167
Financing activities	$(1,205)	$(224)	438
Cash flows from operating activities
Cash used in operating activities of $12.5 million for the nine months ended September 30, 2020 was primarily attributable to a net loss of $111.2 million, partially offset by non-cash expenses of $68.1 million and a net cash

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
inflow of $30.7 million from changes in operating assets and liabilities. Cash inflows related to operating assets and liabilities consisted primarily of a decrease in accounts receivable of $93.2 million and inventory of $11.4 million, partially offset by an increase in accounts payable and other liabilities of $81.3 million.
Cash flows from investing activities
Our primary investing activities for the nine months ended September 30, 2020 consisted of maturities of marketable securities, and purchases of property and equipment. Cash provided by investing activities was $9.8 million resulting from maturities of marketable securities of $14.8 million, partially offset by net purchases of property and equipment of $4.6 million.
Cash flows from financing activities
Our primary financing activities for the nine months ended September 30, 2020 consisted of short-term borrowings and the issuance of equity securities under our common stock plans. Cash used by financing activities was $1.2 million for the nine months ended September 30, 2020, resulting from $4.7 million in tax payments for net RSU settlements, partially offset by $3.5 million received from stock purchases made through our employee stock purchase plan and employee stock option exercises.
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
The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended
(in thousands)	September 30, 2020	June 30, 2020	September 30, 2019
Net income (loss)	$3,307	$(50,975)	$(74,810)
Income tax expense (benefit)	1,242	1,069	(273)
Interest expense, net	5,241	4,629	4,278
Depreciation and amortization	4,802	4,711	6,421
POP display amortization	959	972	1,900
Stock-based compensation	8,413	5,876	9,769
Restructuring and other costs	15,215	11,351	—
Adjusted EBITDA	$39,179	$(22,367)	$(52,715)

The following table presents a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended
(in thousands, except per share data)	September 30, 2020	June 30, 2020	September 30, 2019
Net income (loss)	$3,307	$(50,975)	$(74,810)
Stock-based compensation	8,413	5,876	9,769
Acquisition-related costs	964	1,024	1,863
Restructuring and other costs	15,215	11,351	—
Non-cash interest expense	2,498	2,477	2,255
Income tax adjustments	652	526	(342)
Non-GAAP net income (loss)	$31,049	$(29,721)	$(61,265)
Non-GAAP diluted net income (loss) per share	$0.20	$(0.20)	$(0.42)

GAAP and non-GAAP shares for diluted net income (loss) per share	151,849	148,497	145,617

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In addition to market risk that is created by the uncertainties and the global market disruptions resulting from the COVID-19 pandemic, we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. To date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had insignificant foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies, principally the Euro, Japanese Yen, British Pound, Canadian Dollar and Chinese Yuan. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we expand our operations, if foreign currency exchange rates become volatile, or if foreign currency held in our foreign entities increases, our exposure to foreign currency risk could become more significant. To date, we have not entered into any material foreign currency exchange contracts. For assets and liabilities denominated in other currencies, we do not believe that the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar would have a material effect on our results of operations from such a shift.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of September 30, 2020. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.

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
On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. On November 30, 2015, Contour dismissed the Utah action. On November 30, 2015, Contour IP Holdings LLC (CIPH), a non-practicing entity re-filed a similar complaint in Delaware seeking unspecified damages. GoPro filed an inter partes review (IPR) at the United States Patent and Trademark Office. The case was transferred to the Northern District of California in July 2017 and was stayed pending the IPR proceedings. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019 and thereafter entered a schedule for the remainder of the case. On August 31, 2020, the Court ruled on various dispositive motions filed by each party, none of which resolved the case and the remaining issues are slated to go to jury trial. Due to COVID-19 delays and to complete supplemental expert discovery, the trial is now scheduled to commence on January 25, 2021. We believe that this matter lacks merit, and we intend to vigorously defend against CIPH.
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
In addition, we incurred substantial operating losses of $92.2 million and $98.4 million for the first nine months of 2020 and 2019, respectively. We also incurred operating losses of $2.3 million, $94.0 million and $163.5 million for the full year 2019, 2018 and 2017, respectively. Lower levels of revenue or higher levels of operating expense in future periods may result in additional losses or limited profitability. Since the fourth quarter of 2016, we implemented four company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on cameras and accessories, cloud and services businesses. We may not realize further cost savings from these previous actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our 2019 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
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
If our retailers do not acquiesce to our policies, we may refuse to ship our products, and our sales could decrease, and our business could be harmed. Similarly, our business could be adversely affected if any of our large retail customers were to change the focus of their businesses in a way that de-emphasized their purchases and resale of our products.

Our distributors generally offer products from several different manufacturers. Due to our strategic initiative to grow the direct-to-consumer business through GoPro.com, we are at risk that distributors may give higher priority to selling other companies’ products, and we may not be able to transition away from some distributor agreements as quickly as we would like as a result of contractual, regulatory or other restrictions and may encounter difficulties in the transition to a more focused direct-to-consumer model. Further, our distributors build inventory in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors may decrease the size of their future product orders.
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
The World Health Organization has declared the outbreak of the novel coronavirus, COVID-19, a pandemic and public health emergency of international concern. Many federal, state and local governments, and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. As the COVID-19 pandemic is complex and rapidly evolving, our business may be negatively affected for a sustained period of time. At this point, we cannot reasonably estimate the duration and severity of this pandemic, including multiple waves of increased infections, which could have a material adverse impact on our business, results of operations, financial position and cash flows.
The COVID-19 pandemic has adversely impacted, and we anticipate that it could continue to adversely impact our operating results, financial position, cash flows and operations due to multiple waves of increased infection rates and any resulting restrictions on global economies, which may be further impacted by whether economic stimulus is provided or not. This impact has caused and may cause us to further modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences). As result of the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to focus more on direct-to-consumer sales through GoPro.com, and implemented a restructuring plan in April 2020 to realign our workforce to areas of growth combined with certain cost saving measures. This restructuring plan aims to reduce future operating expenses, including a reduction of our global workforce by approximately 20% and the consolidation of certain leased office facilities. Execution of this restructuring plan may not achieve the results and savings we anticipate and our temporary cost saving measures may negatively affect employee morale and our future recruiting efforts.
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
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2019, demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 44%, 33% and 28% of our 2019, 2018 and 2017 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue due to macroeconomic conditions, any impact on consumer spending due to COVID-19 product release patterns, a decline in the effectiveness of our promotional activities, product mix, charges incurred against new products to support promotional activities, pricing pressures, supply chain disruptions, or for any other reason, including the fact that some retail locations due to COVID-19 restrictions may not be open for consumers to be attracted to our GoPro POP and display of our products, could cause our annual results of operations to suffer significantly. For example, due to a late stage production delay, our launch timing shifted for our HERO8 Black camera from Q3 2019 to Q4 2019 resulting in a material shift of revenue between Q3 2019 to Q4 2019. This product delay shortened the timeframe for holiday season sales and resulted in overall lower 2019 financial performance compared to our expectations.
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
Our sales through GoPro.com represent an increasing percentage of our revenue and we are focused on continuing to accelerate the growth of our e-commerce sales. Revenue from GoPro.com represented 29% of revenue in the third quarter of 2020.

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
Historically, the majority of our growth has been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. We believe that our future growth depends on continuing to reach and expand our core community of users, followers and fans, and then utilizing that energized community as brand ambassadors to an extended community. We believe that in order to expand our market, we must provide both innovative and easy-to-use products, as well as intuitive and easy-to-use software tools that enable effortless editing and sharing of content, with the smartphone central to the GoPro experience. While we believe our software and the GoPro subscription will increase our total addressable market, we cannot be certain that these efforts will be successful. We may not be able to expand our market through this strategy on a timely basis, or at all, and we may not be successful in providing tools that our users adopt or believe are easy to use.
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
Our growth also depends on expanding the market with new capture perspectives with our 360-degree camera, MAX, which is a resource-intensive initiative in a highly competitive market, and by adding versatility to our products with expansion mods for HERO8 Black and HERO9 Black. While we are investing resources, including software development, sales and marketing, to reach these expanded and new consumer markets, we cannot be assured that we will be successful in doing so, including having adequate inventory to meet consumer demand. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas. For example, we made significant investments in the aerial market, but decided in the first quarter of 2018 to close our aerial business in light of difficult market and regulatory conditions, and margin challenges.

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
While we have developed and released products and services to add to our offerings, we may not be successful in achieving future revenue growth driven by newly released products and services. For example, we promoted our GoPro subscription in connection with our HERO9, HERO8, HERO7 and MAX camera lineup, to allow consumers to auto upload content to the cloud and make edits within the GoPro app editing solution. If all the components of the storytelling solutions do not work together seamlessly or our users do not adopt them, they may not drive camera sales and our operating results could be adversely affected. In addition, we have been and will continue to expend resources to further innovate and deliver editing and sharing software solutions. If the software does not function as expected or users do not adopt our solution, sales of our MAX camera may be negatively affected. We cannot be assured that our investments in the development of software-related products and services will result in either increased revenue or profit. Changes in product mix may harm our financial results. If there is a shift in consumer demand from our higher-priced to lower-priced cameras without a corresponding increase in units sold, our revenues and gross profit could decrease and losses could result.
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
In particular, for our camera designs, we incorporate system on chips, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 system on chip from Socionext, Inc. in MAX as well as our HERO9, HERO8 and HERO7 Black cameras and rely on Socionext as the primary supplier of our system on chips. Developing next generation system on chips is a resource intensive process requiring increased investment to meet development schedules, which may impact future product schedules and overall margin expectations. If other suppliers of systems on chips become more advanced in performance or more competitive in cost, we may be placed at a disadvantage and not be able to continue improving our product performance as quickly or as competitively as planned or be able to achieve the product margins needed to be successful. We do not currently have alternative suppliers for several key components. In addition, our products also require passive components such as resistors and multi-layer ceramic capacitors, which may experience supply shortages and lengthening lead-times within the consumer electronics industry and may impact our supply chain. In the event that any of our key suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.
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
Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. We continue to focus on the value proposition of the GoPro mobile application by introducing new features and benefits that we believe will enable customers to edit and share their content easily. Our software applications and GoPro subscription may not be as compelling as those offered by other companies, such as Apple, Adobe or Google, although the GoPro application supports content from other platforms including content from iOS and Android. Manufacturers of smartphones and tablets, such as Apple, Google and Samsung may continue to design their products for use in a range of conditions, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours.
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
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources than we do. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during 2019, our closing stock price ranged from a high of $7.55 in the second quarter to a low of $3.38 in the fourth quarter, and in the first nine months of 2020, our closing stock price ranged from a high of $5.60 to a low of $2.01. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located in China to manufacture our products. Our contract manufacturer locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions, and increased security costs. Additionally, the current United States administration continues to signal that it may continue to alter global trade agreements and terms. For example, the United States imposed additional tariffs on imports from China and continues to potentially impose other restrictions on exports from China to the United States. The Office of the United States Trade Representative (USTR) recently identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. Any announcement by the USTR to impose tariffs on GoPro cameras could have a material adverse effect on our United States bound production, business and results of our United States operations. If these duties are imposed on our cameras, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability. Sales of our products in China are material to our business and represent a significant portion of our revenue. This revenue stream from China is at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our products or imposes any other export restrictions on our products.
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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2019 and 2018 and, as of September 30, 2020, we had an accumulated deficit of $694.9 million. Beginning in the fourth quarter of 2016 through the second quarter of 2020, we implemented four global reductions-in-force and other restructuring actions to reduce our operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions.
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
Our products, services and operating systems may contain unknown security vulnerabilities. For example, the firmware and software that are installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service through our GoPro subscription, which can be paired with our cameras. If malicious actors compromise the GoPro subscription, or if customer confidential information stored in the subscription is accessed without authorization, our business will be harmed.
In operating our GoPro subscription, we rely on third-party providers for a number of critical aspects for GoPro subscription services, including web hosting services, billing and payment processing and consequently, we do not maintain direct control over the security or stability of the associated systems. If we or any of our third-party providers are unable to successfully prevent breaches of security relating to our operating systems, products, services, or user private information, including user videos and user personal identification information, or if third-party systems, which we rely upon to operate, fail for other reasons, we may need to spend increasing amounts of time and effort in this area. As a result, we could incur substantial expenses, our brand and reputation could suffer and our business, results of operations and financial condition could be materially adversely affected.
Interruptions with the cloud-based systems that we use in our operations, provided by an affiliate of Amazon.com, Inc. (Amazon), may materially adversely affect our business, results of operations and financial condition.
We host the GoPro app, the GoPro subscription, GoPro Awards, our website account sign up, and login and firmware upgrades for our cameras using Amazon Web Services (AWS) data centers, a provider of cloud infrastructure services, and may in the future use other third-party cloud-based systems in our operations. Accordingly, our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Any incident affecting their infrastructure that may be caused by human error, fire, flood, severe storm, earthquake, or other natural disasters, cyberattacks, terrorist or other attacks, and other similar events beyond our control could negatively affect the GoPro subscription service. A prolonged AWS service disruption affecting our GoPro subscription for any of the foregoing reasons would negatively impact our ability to serve our consumers and could damage our reputation with current and potential consumers, expose us to liability, cause us to lose consumers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use. Further, if we were to make updates to the GoPro subscription that were not compatible with the configuration, architecture, features, and interconnection specifications of the third-party platform, our service could be disrupted.
In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we use, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to the GoPro subscription as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure service provider, which could materially adversely affect our business, results of operations and financial condition.
The reputation of our services may be damaged, and we may face significant direct or indirect costs, decreased revenue and operating margins if our services contain significant defects or fail to perform as intended.
The GoPro subscription and GoPro app platforms are complex and may not always perform as intended due to outages of our systems or defects affecting our services. System outages could be disruptive to our business and damage the reputation of our services and result in potential loss of revenue. Significant defects affecting our services may be found following the introduction of new software or enhancements to existing software or in software implementations in varied information technology environments. Internal quality assurance testing and end-user testing may reveal service performance issues or desirable feature enhancements that could lead us to reallocate service development resources or postpone the release of new versions of our software. The reallocation of resources or any postponement could cause delays in the development and release of future enhancements to our currently available software, damage the reputation of our services in the marketplace and result in potential loss of revenue. Although we attempt to resolve all errors that we believe would be considered serious by our partners and customers, the software powering our services is not error-free. Undetected errors or performance problems may be discovered in the future, and known errors that we consider minor may be considered serious by our channel partners and consumers. System disruptions and defects in our services could result in lost revenue, delays in customer deployment or legal claims, and could be detrimental to our reputation.
An economic downturn or economic uncertainty in our key United States and international markets, as well as fluctuations in currency exchange rates may adversely affect consumer discretionary spending and demand for our products.
Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, tax rates, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and a reduction in consumer spending or disposable income resulting from the COVID-19 pandemic and the impact of whether the United States government provides economic stimulus that may affect us more significantly than companies in other industries and companies with more diversified products. Additionally, the withdrawal of the United Kingdom from the European Union (Brexit) has created economic and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit depends on the terms of the United Kingdom’s withdrawal from the European Union and such impact may not be fully realized for several years or more. The majority of our sales occur in U.S. dollars and an increase in the value of the dollar against the Euro and other currencies could increase the real cost to consumers of our products in those markets outside the United States. For example, in countries where we sell in local currency, we are subject to exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less favorable to the consumer. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our products resulting in consumer demand for our products that may not reach our sales targets. Strengthening of the U.S. dollar and/or weakness in the economies of Euro zone countries could adversely impact sales of our products in the European region, which would have a material negative impact on our future operating results. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and operating results.
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
In the ordinary course of our business, we electronically maintain sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and some personally identifiable information of our customers and employees in our facilities and on our networks. Through the GoPro subscription, users may store video and image files, including any telemetry or metadata that the user has chosen to associate with those files in the cloud. In our e-commerce services, we process, store and transmit consumer data. We also collect user data through certain marketing activities. For all of the foregoing internal and customer or consumer facing data and content collection, we collect and store that information in our or our third-party providers’ electronic systems. These systems may be targets of attacks, such as viruses, malware or phishing attempts by cyber criminals or other wrongdoers seeking to steal our users’ content or data, or our customer’s information for financial gain or to harm our business operations or reputation.
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
We offer the GoPro subscription, which has a camera replacement benefit as part of the monthly or yearly subscription, which is available in the United States and internationally. Accidental damage coverage, extended warranties and other camera replacement benefits are regulated in the United States on a state level and are treated differently by each state. Additionally, outside the United States, regulations for camera replacement benefits vary from country to country. Changes in interpretation of the insurance regulations or other laws and regulations concerning extended warranties, accidental damage coverage or camera replacement benefits on a federal, state, local or international level may cause us to incur costs or have additional regulatory requirements to meet in the future in order to continue to offer the GoPro subscription in compliance with any similar laws adopted in other jurisdictions. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, reputational damage, penalties and other sanctions, which could harm our business and financial condition.
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
Third parties, including competitors and non-practicing entities, have brought intellectual property infringement claims against us, including the matter described in Note 8 Commitments, contingencies and guarantees to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. We expect to continue to receive such intellectual property claims in the future. While we will defend ourselves vigorously against any such existing and future legal proceedings, we may not prevail against all such allegations. We may seek licenses from third parties where appropriate, but they could refuse to grant us a license or demand commercially unreasonable terms. Further, an adverse ruling in an intellectual property infringement proceeding could force us to suspend or permanently cease the production or sale of products/services, face a temporary or permanent injunction, redesign our products/services, rebrand our products/services, pay significant settlement costs, pay third-party license fees or damage awards or give up some of our intellectual property. The occurrence of any of these events may materially and adversely affect our business, financial condition, operating results or cash flows.
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
Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned, by changes in, or our interpretation, of tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amounts of jurisdictional earnings, or by changes in the valuation of our deferred tax assets and liabilities. The United States, the European Commission, countries in the European Union, Australia, and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. These potential changes could adversely affect our effective tax rates or result in additional tax expense and other costs to us.
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
While we have determined that our internal control over financial reporting was effective as of September 30, 2020, we must continue to monitor and assess our internal control over financial reporting. Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected.
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
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, threat of fire, act of terrorism, public health issues or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations including China, Hong Kong, Japan, Netherlands, Singapore, Taiwan and the United States. Political instability, public health issues or other catastrophic events in any of those countries could adversely affect our business in the future, our financial condition and operating results.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through September 30, 2020. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with such convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.

In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been subject to past shareholder class action lawsuits as well as derivative lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Note 8 Commitments, contingencies and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion on legal proceedings.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 68.9% of the voting power of our outstanding capital stock as of September 30, 2020 with Mr. Woodman, our Chairman and CEO, holding approximately 68.7% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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

GoPro, Inc.
(Registrant)

Dated:	November 5, 2020	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	November 5, 2020	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)