Form 10-K
period 2020-12-31
GoPro, Inc.
filed 2021-02-12
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number: 001-36514
GOPRO, INC.
(Exact name of registrant as specified in its charter)

Delaware		77-0629474
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
3025 Clearview Way
San Mateo,	California	94402
(Address of principal executive offices)		(Zip Code)

(650)	332-7600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value	GPRO	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $610,337,000 based upon the closing price reported for such date on The Nasdaq Global Select Market.

As of January 31, 2021, 122,634,624 and 28,885,046 shares of Class A and Class B common stock were outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

GoPro, Inc.

PART I
Special note regarding forward-looking statements
This Annual Report on Form 10-K of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified under Item 1A Risk Factors. Forward-looking statements include plans to expand and improve product offerings in Item 1 Business and other sections of this Annual Report on Form 10-K, projections of results of operations, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expenses and drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create, the impact of COVID-19 on our business, operations, liquidity and capital resources, employees, customers, supply chain, financial results and the world economy, and the scope and duration thereof, plans to settle note conversion in cash, expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations, the outcome of pending or future litigation and legal proceedings and any discussion of the trends and other factors that drive our business and future results in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Annual Report on Form 10-K including but not limited to Item 1A Risk Factors. In particular, the consequences of the COVID-19 pandemic to economic conditions and the industry in general, and the financial position and operating results of the Company in particular have been material, and changing rapidly, and cannot be predicted. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Annual Report on Form 10-K to reflect future events or developments.

Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those described in Item 1A Risk Factors on this Annual Report on Form 10-K. These risks include, but are not limited to the following:

•We may not be able to achieve revenue growth or profitability in the future, and if revenue growth or profitability is achieved, we may not be able to sustain it.
•Our goal to grow revenue and be profitable is dependent upon our ability to grow our direct-to-consumer business. If we do not effectively grow our direct-to-consumer business while simultaneously reducing our reliance on our other sales channels, our business, financial condition, results of operations and path to profitability could be harmed.
•The COVID-19 outbreak has had a material impact on the United States and global economies and could have a material adverse impact on our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations.
•If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.
•If the e-commerce technology systems that give our consumers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our direct-to-consumer business and improve profitability, could be materially adversely affected.
•Our future growth depends in part on further penetrating our total addressable market, and we may not be successful in doing so.
•To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions, product pricing and marketing.

•We depend on sales of our cameras, mounts and accessories for substantially all of our revenue, and any decrease in the sales or change in sales mix of these products could harm our business.
•We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and may increase our costs.
•We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can. New entrants also enter the digital imaging market category from time-to-time. These market factors could result in a loss of our market share and a decrease in our revenue and profitability.
•Our gross margins can vary significantly depending on multiple factors, which can result in unanticipated fluctuations in our operating results.
•We depend on key personnel to operate and grow our business. If we are unable to attract, engage and retain qualified personnel, our ability to develop, transform and successfully grow and operate our business could be harmed.
•Changes to trade agreements, trade policies, tariffs and import/export regulations may have an adverse effect on our business and results of operations.
•We face substantial risks related to inventory, purchase commitments and long-lived assets, and we could incur material charges related to these items that adversely affect our operating results.
•If we fail to manage our operating expenses effectively, our financial performance may suffer.
•Security and data protection breaches and cyberattacks could disrupt our products, services, internal operations, or information technology systems, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.
•Interruptions with the cloud-based systems that we use in our operations, provided by an affiliate of Amazon.com, Inc. (Amazon), may materially adversely affect our business, results of operations and financial condition.
•Any significant cybersecurity incidents or disruption of our information systems, and our reliance on Software-as-a-Service (SaaS) technologies from third parties, could adversely affect our business operations and financial results.
•Our international business operations account for a significant portion of our revenue and operating expenses and are subject to challenges and risks.
•A small number of retailers and distributors account for a substantial portion of our revenue, and if our relationships with any of these retailers or distributors were to be terminated or the level of business with them significantly reduced, our business could be harmed.
•If we encounter problems with our distribution system, our ability to deliver our products to the market and to meet customer expectations could be harmed.
•Our success depends on our ability to maintain the value and reputation of our brand.
•We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers than expected, which could harm our business and operating results.
•If we encounter issues with our manufacturers or suppliers, our business, brand, and results of operations could be harmed and we could lose sales.
•Our intellectual property and proprietary rights may not adequately protect our products and services, and our business may suffer if it is alleged or determined that our technology, products, or another aspect of our business infringes third-party intellectual property or if third parties infringe our rights.
•If we are unable to maintain or acquire rights to include intellectual property owned by others in the content distributed by us, our marketing, sales or future business strategy could be affected or we could be subject to lawsuits relating to our use of this content.
•We are subject to governmental export and import controls and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets.
•There are also risks associated with the ownership of our Class A common stock, including that our stock price has been and will likely continue to be volatile, and our convertible senior notes.

Item 1. Business
Overview
GoPro helps the world capture and share itself in immersive and exciting ways. Our cameras, mountable and wearable accessories, and subscription services have generated substantially all of our revenue. We sell our products globally through retailers, distributors and on GoPro.com.
Our product offerings include the following:
•HERO9 Black is our flagship waterproof camera launched in the Fall of 2020, featuring a 23.6MP sensor that provides stunning 5K video, the highest resolution ever for a HERO camera, 20MP photos and HyperSmooth 3.0 video stabilization. The HERO9 Black camera also features a new front-facing display, a larger rear touch display, an extended battery life, new Power Tools, TimeWarp 3.0, SuperPhoto, live streaming, webcam mode, built-in mounting, cloud connectivity and voice control. HyperSmooth 3.0 is our most advanced stabilization ever and includes in-camera horizon leveling that keeps shots smooth and level. TimeWarp Video 3.0 features Real Speed, which allows users to slow down footage to real speed and capture audio while recording, and Half Speed, which allows users to slow down footage even more for epic slow motion. Webcam Mode enables users to connect their HERO9 Black camera to a computer with the included USB-C cable to use the camera as a 1080p high-definition wide-angle webcam. We also introduced new Power Tools, including HindSight, Scheduled Capture and Duration Capture to help users capture the perfect shot. HindSight allows users to capture and save up to 30 seconds of video before the shutter button is pressed. Scheduled Capture allows users to set up their cameras to automatically capture photos or videos up to 24 hours in advance and Duration Capture allows users to set their HERO9 Black to record for a specified length of time. In addition, we introduced a Max Lens Mod accessory that brings Max HyperSmooth video stabilization and Max SuperView’s ultra wide-angle photo and video to the HERO9 Black camera. We also continue to offer our HERO8 Black, HERO7 Black and HERO7 Silver cameras. Our cameras are compatible with our ecosystem of mountable and wearable accessories, and feature automatic uploading capabilities for photos and videos for GoPro subscribers.
•MAX is our 360-degree waterproof camera featuring MAX HyperSmooth image stabilization, 360-degree MAX TimeWarp Video, MAX SuperView, PowerPano, built-in mounting, high-quality audio, live streaming, voice control and a front facing touch display. MAX HyperSmooth provides the highest performance video stabilization yet, while MAX SuperView provides the widest field of view ever from a GoPro camera. PowerPano allows users to capture a 6.2mp, 270-degree panoramic photo with the push of a button and creates an artifact-free shot of action or movement. Our MAX camera features six built-in microphones that allows users to capture immersive 360-degree audio, directional audio for vlogging and the best stereo sound ever from a GoPro.
•GoPro subscription is our subscription service that provides a camera protection plan and enables subscribers to easily access, edit and share content. The GoPro subscription includes unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro gear, mounts and accessories. Our HERO5 Black and newer cameras can automatically upload photos and videos to a subscriber’s GoPro account at the highest possible quality, while HERO7 Black and newer cameras can also access our live-streaming service.
•GoPro app is a mobile app that allows users to share and edit their photos and videos. In December 2020, we introduced a new feature called Mural, where users can post their favorite shots to a private Mural wall. Mural organizes a user’s favorite photos and videos as “events” and automatically generates a stunning highlight video for each event created. This new app experience is derived from our legacy, free-to-use video editing app, Quik, and can be fully utilized by members of our GoPro subscription service. In 2021, we plan to add powerful new editing features which will enable users of smartphones and other types of cameras to access the new GoPro app experience via a $9.99 annual subscription. As part of our subscription growth efforts, we also plan to migrate users of the legacy Quik app to the new GoPro app over time.
We also offer a full ecosystem of mountable and wearable accessories. See Products for additional information.

We believe our investments in hardware, cloud and mobile solutions have yielded a solid foundational experience for consumers that we will continue to build upon in 2021.
Our strategy
Helping our consumers capture and share their experiences in immersive and exciting ways is at the core of our business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. When consumers use our products and services, they often generate and share content that increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth will be driven by the introduction of new cameras, accessories, lifestyle gear, subscription offerings and GoPro app monetization. We also believe new or improved camera features drive a replacement cycle among existing users and attract new users. Consumers can choose between numerous channels to purchase our hardware products, which are sold through GoPro.com, retailers and distributors. In addition, consumers can purchase software products through GoPro.com and via the GoPro app.
We also strive to expand our total addressable market by providing GoPro subscribers with improved benefits and providing a GoPro app experience that we believe addresses widespread pain points associated with using smartphones and GoPro cameras.
To achieve these goals, we aspire to retain employees committed to growing GoPro through great ideas and innovation by leveraging our strong brand recognition, unique culture, competitive compensation and benefits, and our strong commitment to our Diversity, Equity, Inclusion and Belonging initiatives. Our employees collaborate cross-functionally to help achieve our goals such as continuously improving our GoPro.com site and maintaining our relationships with key retailers and distributors.
Products
Cameras. We offer a family of flagship cameras, including our cloud connected HERO7 Black, HERO8 Black and HERO9 Black cameras. We also offer MAX, our waterproof 360-degree camera and our HERO7 Silver camera. HERO7 Silver, HERO7 Black, HERO8 Black, HERO9 Black and MAX cameras are durable, waterproof (without a housing), come with select mounting accessories, and have built-in Wi-Fi and Bluetooth technology, providing connectivity with a mobile device to enable remote control, content viewing, editing and sharing functionality. Our HERO9 Black camera offers 5K video, while HERO8 Black and HERO7 Black cameras can shoot video in 4K at 60 frames per second. MAX captures video in 360-degrees at 6K resolution and stitches to 5.6K. All of our current cameras feature multi-language voice and contextual control, image stabilization, a simplified user experience, and the ability to auto-upload photos and videos for GoPro subscription members via Wi-Fi for easy access and editing with our app. HERO9 Black, HERO8 Black, HERO7 Black, HERO7 Silver and MAX also feature GPS and additional sensors that capture location, elevation, speed and G-force loads.
Mounts and accessories. We offer a wide range of mounts and accessories, either bundled with a camera or sold separately, that enhance the functionality and versatility of our products, and enable our consumers to capture their experiences during a variety of activities or moments from different viewpoints. Our equipment-based mounts include three mods, which allows users to transform their HERO9 and HERO8 Black cameras into a production powerhouse. The Media Mod provides an integrated directional microphone, the Light Mod illuminates a scene and the Display Mod allows users to perfectly frame themselves during self-capture. In addition, we offer a Max Lens Mod that brings Max HyperSmooth video stabilization and Max SuperView’s ultra wide-angle photo and video to the HERO9 Black camera. Other equipment-based mounts include helmet, handlebar, roll bar and tripod mounts. Our 3-way mount is a 3-in-1 mount that can be used as a camera grip, extension arm or tripod, and our floating mounts such as the Handler, and Bite Mount + Floaty, allow our cameras to float in water. We also enable consumers to wear mounts on their bodies with the use of our magnetic swivel clip, wrist housing, chest harness and head strap. Additionally, we offer spare batteries, dive filters and charging accessories and cables to connect our GoPro cameras to computers, laptops and television monitors. Our accessories expand the features, versatility and convenience of our cameras.
Lifestyle Gear. We offer a lifestyle gear lineup that melds our signature design and versatility across an exciting and ultra-functional line of bags, backpacks and cases.

Applications. We offer mobile, desktop and web applications that provides a complete media workflow for archiving, editing, multi-clip story creation, sharing content on the fly, and enhances direct-to-consumer discovery and purchase experience. In December 2020, we introduced a new feature called Mural in our GoPro app, where users can post their favorite shots to a private Mural wall. Mural organizes a user’s favorite photos and videos as “events” and automatically generates a stunning highlight video for each event created. This new app experience is derived from our legacy, free-to-use video editing app, Quik, and can be fully utilized by members of our GoPro subscription service. In 2021, we plan to add powerful new editing features which will enable users of smartphones and other types of cameras to access the new GoPro app experience via a $9.99 annual subscription. As part of our subscription growth efforts, we also plan to migrate users of the legacy Quik app to the new GoPro app over time.
Services. Our GoPro subscription service offers a range of benefits to our consumers, including a camera protection plan and a platform that enables subscribers to easily access, edit and share content. The GoPro subscription also includes unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro lifestyle gear, mounts and accessories. Our HERO5 Black and newer cameras can automatically upload photos and videos to a subscriber’s GoPro account at the highest possible quality, while HERO7 Black and newer cameras can access our live-streaming service. We had 761,000 subscribers as of December 31, 2020, which grew 52% sequentially and 145% year-over-year.
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
Our engineering team supports the development of cameras, related mounts and accessories, firmware and software. Our hardware engineering team is responsible for developing solutions to support the concepts developed by our product team. These core technologies include GoPro’s custom designed system on chip, which allows cameras to perform advanced image computation and provides unparalleled image quality and next-level image stabilization, new image silicon processors, image sensors and lenses, as well as the core algorithms that enable the systems to operate and provide optimal performance and features. Our hardware engineering team also integrates these innovations and firmware into our product designs and develops our cameras, mounts and accessories.

Our software engineering team develops applications that enhance the functionality of our products and facilitate the management, editing, sharing and viewing of content. These applications are being developed for mobile, desktop and web-based platforms. Our core technologies include rendering engines to enable smooth video playback and editing, algorithms for moment identification, automatic story creation as well as cloud-based media storage, analysis and playback. Our software engineering team also manages our cloud and web platforms that power our application experiences and direct-to-consumer business via GoPro.com.
Manufacturing, logistics and fulfillment
Our products are designed and developed in the United States, France, China and Romania, and a majority of our manufacturing is outsourced to contract manufacturers located in China and Mexico. We believe that using outsourced manufacturing enables greater scale and flexibility than establishing our own manufacturing facilities. Several key strategic parts are purchased from suppliers by us and then consigned to our manufacturers, while the vast majority of parts are procured directly by our contract manufacturers. Our strategic commodities team manages the pricing and supply of the key components of our cameras, including digital signal processors, sensors and lenses, and we leverage their expertise to achieve competitive pricing on the largest value-add components and leverage our contract manufacturers’ volume purchases for best pricing on common parts.
We have third-party facilities in China for final pack-out of our finished products. These finished products are shipped to fulfillment centers in California, Kentucky, Netherlands, Hong Kong and Singapore that deliver our products to our customers.
Sales channels and customers
We offer our products in retail outlets as well as in over 100 countries through our direct sales channel, including GoPro.com, and indirectly through our distribution channel. In 2020 and 2019, revenue from GoPro.com represented 32% and 12% of our revenue, respectively, and retail accounted for 68% and 88% of our revenue, respectively.
Direct sales
We sell directly to most of our retailers in the United States, some of our retailers in Europe and to consumers worldwide through GoPro.com.
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
GoPro.com. We sell our full line of products to consumers worldwide through our online store at GoPro.com, which we market through online and offline advertising. Sales through GoPro.com were 32% and 12% of our revenue for 2020 and 2019, respectively, and less than 10% of our total revenue for 2018.
Distribution
We sell to over 35 distributors who resell our products to retailers in international and domestic markets. We have dedicated sales personnel focused on providing a high level of service to these distributors, including assisting with product mix planning, channel marketing and in-store merchandising, development of marketing materials, order assistance and educating the distributors’ sales personnel about GoPro products.
In-store merchandising
Our in-store merchandising strategy focuses on our iconic GoPro-branded, video-enabled point of purchase (POP) merchandising displays that are located in nearly all retail outlets where our products are sold. These displays showcase GoPro videos and present our product ecosystem in a customer-friendly manner. Our larger retailers help us represent a broader range of GoPro products due to their in-store deployment of our larger and custom POP displays. As of December 31, 2020 and 2019, we had approximately 22,000 and 29,000 POP displays, respectively, in retail outlets worldwide.
Marketing and advertising
Our marketing and advertising programs are focused on engaging consumers by exposing them to compelling GoPro content and educating them about new hardware features as well as the power of our solutions for software editing (mobile and desktop applications) and content management (GoPro). We believe this approach enhances our brand while demonstrating the performance, durability and versatility of our products. Our marketing and advertising efforts span a wide range of consumer interests and leverage both traditional consumer marketing and lifestyle marketing strategies.
Consumer marketing. Social media plays an important role in our consumer marketing strategy. Our consumers capture and share personal GoPro content on social media and content sharing platforms like Facebook, Instagram, TikTok, Twitter, Vimeo and YouTube. At the end of 2020, we reached a total of 45.9 million lifetime followers. To date, we have reached over 6.6 billion views of content tagged #GoPro on TikTok and more than 3.2 billion views on GoPro’s YouTube channel. We also integrate user-generated content and GoPro originally produced content into advertising campaigns across various platforms including print, online, billboards and other out of home advertising, and at consumer and trade facing events. This content also supports our in-store channel marketing efforts, appearing on our POP displays and other in-store marketing materials. We continue to believe GoPro content remains a significant asset that builds awareness for our brand and products.
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
We compete against established, well-known camera manufacturers such as Canon Inc. and Nikon Corporation, as well as large, diversified electronics companies such as, Samsung Electronics Co. and Sony Corporation and specialty companies such as Garmin Ltd., the Ricoh Company, Ltd., Shenzhen Arashi Vision Co., Ltd. and SZ DJI Technology Co., Ltd. We believe we compete favorably with these companies’ products. Our durable and versatile product design facilitates increased functionality and wearability, and we offer a variety of mounts and other accessories that enable a wide range of consumer use cases that are difficult for other competing products to address. Further, we offer many professional-grade features within our camera and 360-degree camera product offerings at attractive consumer price points, including our HyperSmooth 3.0 which is our most advanced stabilization ever and includes in-camera horizon leveling that keeps shots smooth and level, and for our 360 experience, MAX SuperView and PowerPano. MAX SuperView provides the widest view ever from a GoPro camera while PowerPano allows users to capture a 6.2mp, 270-degree panoramic photo with the push of one button and creates an artifact-free shot of action or movement. We also provide users with a suite of free mobile and desktop applications that enhance the overall GoPro experience. Moreover, we believe we have achieved significant brand recognition in our target vertical markets. We believe our years of experience working with active and influential consumers contributes to our ability to develop attractive products and establishes the authenticity of our brand, thereby differentiating us from current and potential competitors.
Smartphones and tablets with photo and video functionality have significantly displaced the market for traditional camera sales, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our GoPro app, GoPro subscription service and GoPro Player desktop editing application may not be as compelling a solution as those offered by other companies, such as Apple, Inc. and Google, although the GoPro app supports content from other platforms including content from iOS and Android. Also, it is possible that, in the future, the manufacturers of such devices, such as Apple, Google and Samsung, may continue to design their products for use in a range of conditions, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours. In addition, new companies may emerge and offer competitive products directly in our category.
Intellectual property
Intellectual property is an important aspect of our business, and our practice is to seek protection for our intellectual property as appropriate. Our trademarks, including “GOPRO,” “HERO” and the GoPro logos, among others, are a critical component of the value of our business. In addition, we hold many issued and pending utility and design patents for innovations that help our consumers capture, create and share their content using our cameras, mounts, accessories and software. Our patents cover areas that include physical structures, image processing, operational firmware and software, post-processing software, distribution software, mount and accessory structures, as well as the ornamental aspects of our hardware and software products. As of December 31, 2020, we had approximately 885 issued patents and 393 patent applications pending in the United States, and 443 corresponding issued patents and 131 patent applications pending in foreign jurisdictions. Our issued United States patents will expire approximately between 2024 and 2039 and our issued foreign patents will expire approximately between 2022 and 2045. We cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantage or will not be challenged by third parties. We continually review our development efforts to assess our innovations, including their patentability. We take active measures to protect our intellectual property against unauthorized third-party use, including misuse of our patents, copyrights, trademarks and other proprietary rights.
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
Human capital
We are continually investing in the engagement and retention of our global workforce by creating an inclusive workplace, providing market-competitive benefits to support our employees’ health and well-being, and fostering a learning environment in support of their growth and development. As of December 31, 2020, we employed 758 people.
Diversity and Inclusion
We are a company built on the foundation of a simple belief—“Be a HERO”—which means always bringing one’s best to any challenge or opportunity. This tenet is central to how we approach our work on diversity, equity, inclusion and belonging. We rolled out global training on interpersonal and systems bias to help employees do the internal work of understanding, recognizing, responding and preventing bias at all levels of our organization. Our CEO, Nicholas Woodman, also signed on to the Outdoor CEO Diversity Pledge, committing the Company to, over the coming years, increasing representation of underrepresented groups in our hiring, marketing and athlete rosters, as well as sharing our learnings with other outdoor brands as a catalyst for industry change.

Employee Development and Training
We prioritize employee development and training, which we believe have a direct impact on employee growth, engagement, and retention. To support managers and individual contributors within the company, we provide training and development opportunities focused on remote working as a result of the COVID-19 pandemic through our online portal, Opportunity Lab. Opportunity Lab enables employees to access virtual instructor-led classrooms or self-directed web-based courses focused on topics such as the importance of using emotional intelligence in difficult times, leading change, understanding employee engagement, feedback, and career development planning. Our leadership development focuses on building trust and relationship with peers and sharing best practices by working in small cohorts in each session. We continue to optimize our organizational efficiency and collaboration by providing training on effective meeting management and how to recognize unconscious bias. We believe that employee development is a shared responsibility of employee and manager, and through both formal and informal methods (e.g., stretch assignments and peer-to-peer learning) we build trust and encourage knowledge sharing. Through our Career Conversations program, managers and employees reflect quarterly, guided by our company competency framework, on where they stand and where they need to put in more effort or increase their skills. We have a robust talent calibration and succession planning process to ensure we fill the talent pipeline and identify any skills gaps with development plans.
Corporate and available information
We were originally incorporated as Woodman Labs, Inc. in California and began doing business as GoPro in February 2004. We reincorporated in Delaware in December 2011 and in February 2014 we changed our name to GoPro, Inc. Our principal executive offices are located at 3025 Clearview Way, San Mateo, California 94402, and our telephone number is (855) 636-3578. We completed our initial public offering in July 2014 and our Class A common stock is listed on The Nasdaq Global Select Market under the symbol “GPRO.” Our Class B common stock is not listed nor traded on any stock exchange.
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
Our historical results should not be considered as indicative of our future performance. For example, our annual revenue showed moderate growth from 2018 to 2019 from $1.148 billion to $1.195 billion, respectively. Our 2020 annual revenue of $891.9 million was negatively impacted by COVID-19. In future periods, we could experience declines in revenue, or revenue could remain flat or grow more slowly than we expect, which could have a material negative effect on our future operating results.
In addition, we incurred operating losses of $36.8 million, $2.3 million and $94.0 million for the full year 2020, 2019 and 2018, respectively. Lower levels of revenue or higher levels of operating expense in future periods may result in additional losses or limited profitability. Since the fourth quarter of 2016, we implemented four company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on cameras and accessories, and software and subscription services. We may not realize further or sustain cost savings from these previous actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this 2020 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Our goal to grow revenue and be profitable is dependent upon our ability to grow our direct-to-consumer business. If we do not effectively grow our direct-to-consumer business while simultaneously reducing our reliance on our other sales channels, our business, financial condition, results of operations and path to profitability could be harmed.
Our ability to grow revenue and become profitable is dependent upon our ability to successfully implement certain strategic go to market initiatives. For example, some of our key strategic initiatives is to expand our direct-to-consumer presence through GoPro.com, expand our software and subscription services, and continue to work with key retail partners and distributors globally.
We depend upon effective sales channels, including our direct-to-consumer business through GoPro.com, to reach the consumers who are the ultimate purchasers of our products. We have converted portions of our distributors’ business into direct sales, and believe growing sales directly to our consumers will allow us to provide a best in class experience for online purchases. As we continue to convert distribution to direct sales, we might not be successful in that transition. Additionally, any reduction in sales or decreases in revenue by our current distributors and retailers or loss of key distributors or retailers could adversely affect our revenue, operating results and financial condition.
We depend on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores and acquiesce to our policies. We further depend on our retailers to employ, educate and motivate their sales personnel to effectively sell our products. Based on our strategic initiative to increase our direct-to- consumer sales through GoPro.com, our retailers may decide not to adequately display our products, choose to reduce the space for our products and POP displays in their stores, or choose not to carry some or all of our products or promote competitors’ products over ours and as a result, our sales could decrease and impact our plan to become more profitable.
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
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic and public health emergency of international concern. Many federal, state and local governments, and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. At this point, we cannot reasonably estimate the duration and severity of this pandemic, including multiple waves of increased infections or variants of the coronavirus, which could have a material adverse impact on our business, results of operations, financial position and cash flows.
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
We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. The extent of the impact will depend on the global severity of and actions taken to contain the outbreak, which are highly uncertain and unpredictable. A prolonged disruption or any further unforeseen delay in our operations or within any of our business activities could result in increased costs and reduced revenue.
The pandemic may adversely affect our customers, our employees and our employee productivity. It may also impact the ability of our contract manufacturers, vendors and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, tariffs, delays or disruptions in performance. These supply chain effects, the direct effect of the virus and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins.
We might experience changes in consumer demand, particularly if GoPro product owners are restricted from participating in travel, adventure and sports activities that are often the subject of their use of our products and services and, as a result of the impacts on consumer discretionary spending resulting from the effect of the COVID-19 pandemic on the global economy. Both the health and economic aspects of the COVID-19 virus are highly fluid, and the future course of each is uncertain and subject to change.
If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.

Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2019, greater demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 40%, 44% and 33% of our 2020, 2019 and 2018 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue due to macroeconomic conditions, any impact on consumer spending due to COVID-19 product release patterns, a decline in the effectiveness of our promotional activities, product mix, charges incurred against new products to support promotional activities, pricing pressures, supply chain disruptions, or for any other reason, including the fact that some retail locations may not be open for consumers due to COVID-19 restrictions, could cause our annual results of operations to suffer significantly. For example, due to a late stage production delay, our launch timing shifted for our HERO8 Black camera from Q3 2019 to Q4 2019 resulting in a material shift of revenue between Q3 2019 to Q4 2019. This product delay shortened the timeframe for holiday season sales and resulted in overall lower 2019 financial performance compared to our expectations.
In addition, we typically experience lower revenue in the first half of the year. For example, revenue of $253.6 million for the first half of 2020 decreased by $405.9 million, or 62%, compared to revenue of $659.5 million in the last half of 2019. First half revenue comprised 28%, 45% and 42% of our annual 2020, 2019 and 2018 revenue, respectively.
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
Our sales through GoPro.com represent an increasing percentage of our revenue and we are focused on continuing to accelerate the growth of our e-commerce sales. Revenue from GoPro.com represented 33% of revenue in the fourth quarter of 2020.
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
Any system interruptions or delays to our e-commerce business could cause potential consumers to fail to purchase our products, and could harm our reputation and brand. The operation of our direct-to-consumer e-commerce business through GoPro.com depends on our ability to maintain an efficient and uninterrupted operation of online order-taking and fulfillment operations. Our e-commerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the technology systems that operate GoPro.com and related support systems, such as system failures, viruses, cyberattacks, computer hackers and similar disruptions, including disruptions resulting from the COVID-19 pandemic, or the technology systems ability to accurately aggregate our total subscribers from different systems and the related revenue. If we or our designated third-party contractors and service providers are unable to maintain and upgrade GoPro.com, or if we encounter system interruptions or delays, our operating results could be adversely affected. We also sell in local currency on GoPro.com and we are subject to fluctuations in currency.
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
We believe that in order to expand our market, we must provide both innovative and easy-to-use products, as well as intuitive and easy-to-use software tools and services that enable effortless editing and sharing of content, with the smartphone central to the GoPro experience. While we believe our software and subscription products will increase our total addressable market, we may not be able to acquire and retain subscribers and cannot be certain that these efforts will be successful, and as a result, we may not be able to increase our total addressable market. We may not be able to expand our market through this strategy on a timely basis, or at all, and we may not be successful in providing tools that our users adopt or believe are easy to use.
If we are not successful in broadening our user base to reach more of our core customers with integrated solutions, our future revenue growth will be negatively affected, and we may not recognize benefits from our investments in the various components of our storytelling solutions, and the marketing, sales and advertising costs associated with promoting these solutions. Additionally, we may not obtain the expected acquisition and retention benefits and our business may be adversely affected.
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
We believe that we must continually develop and introduce new products, enhance our existing products, and effectively stimulate consumer demand for new and upgraded products and services to maintain or increase our revenue. The markets for our products and services are characterized by intense competition, evolving distribution models, disruptive technology developments, short product life cycles, customer price sensitivity and frequent product introductions.
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, the ability to successfully identify and originate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction including testing of new parts and features. Additionally, as a result of the COVID-19 pandemic, we may not be able to accurately forecast consumer demand and inventory requirements and appropriately manage inventory to meet demand. With respect to management and supply costs, we may be impacted by heightened demand for specialty memory, components and batteries that are not supported by our manufacturing partners. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications and other products and services. Our research and development expenses were $131.6 million, $142.9 million and $167.3 million for 2020, 2019 and 2018, respectively. We expect that our research and development expenses will continue to be substantial in 2021 as we develop innovative technologies. Unanticipated problems in developing products could also divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
While we have developed and released products and services to add to our offerings, we may not be successful in achieving future revenue growth driven by newly released products and services. For example, we promoted our GoPro subscription in connection with our HERO camera lineup and MAX camera, to allow consumers to auto upload content to the cloud and make edits within the GoPro app editing solution. If all the components of the storytelling solutions do not work together seamlessly or our users do not adopt them, they may not drive camera sales and our operating results could be adversely affected. In addition, we have been and will continue to expend resources to further innovate and deliver editing and sharing software solutions. If the software does not function as expected or users do not adopt our solution, sales of our cameras and GoPro subscriptions may be negatively affected. We cannot be assured that our investments in the development of software-related products and services will result in either increased revenue or profit. Changes in product mix may harm our financial results. If there is a shift in consumer demand from our higher-priced to lower-priced cameras without a corresponding increase in units sold, our revenues and gross profit could decrease and losses could result.
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
Our gross margins can vary due to consumer demand, competition, product pricing, product lifecycle, product mix, new product introductions, commodity, supply chain and logistics costs, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. For example, our gross margin was 35.3%, 34.6% and 31.5% for 2020, 2019 and 2018, respectively. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project. For example, due to a late stage production delay, we shifted the launch of the GoPro HERO8 Black camera from Q3 2019 to Q4 2019, resulting in a material shift of revenue from Q3 2019 to Q4 2019 and a corresponding impact on our gross margin.
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
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources than we do. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during 2020, our closing stock price ranged from a high of $8.86 in the fourth quarter to a low of $2.01 in the first quarter. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
Changes to trade agreements, trade policies, tariffs and import/export regulations may have an adverse effect on our business and results of operations.
The United States and other countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, tariff levels, or export or other licensing requirements. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of products, including components and materials, available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations. We are dependent on international trade agreements and regulations. If the United States were to withdraw from or materially modify certain international trade agreements, our business and operating results could be materially and adversely affected.
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located in China and in other countries to manufacture our products. Our contract manufacturer locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions, and increased security costs. Additionally, the current United States administration continues to signal that it may continue to alter global trade agreements and terms. For example, the United States imposed additional tariffs on imports from China and continues to potentially impose other restrictions on exports from China to the United States. The Office of the United States Trade Representative (USTR) recently identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. Any announcement by the USTR to impose tariffs on GoPro cameras could have a material adverse effect on our United States bound production, business and results of our United States operations. If these duties are imposed on our cameras, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability. Sales of our products in China are material to our business and represent a significant portion of our revenue. This revenue stream from China is at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our products or imposes any other export restrictions on our products.
We continue to monitor manufacturing capabilities outside of China and may choose to pursue those capabilities to mitigate risks of additional tariffs, duties or other restrictions on our products and may decide to transition more manufacturing outside of China.
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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2020 and 2019 and, as of December 31, 2020, we had an accumulated deficit of $650.5 million. Beginning in the fourth quarter of 2016 through the second quarter of 2020, we implemented four global reductions-in-force and other restructuring actions to reduce our operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions.
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
Security and data protection breaches and cyberattacks could disrupt our products, services, internal operations, or information technology systems, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.
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
Any security breach, unauthorized access or usage, virus or similar breach or disruption of our systems, including web hosting services, billing and payment processing, or software could result in the loss of confidential information, costly investigations, remediation efforts and costly notification to affected consumers. If such content were accessed by unauthorized third parties or deleted inadvertently by us or third parties, our brand and reputation could be adversely affected. Cyberattacks could also adversely affect our operating results, consume internal resources and result in litigation or potential liability for us and otherwise harm our business. Further, we are subject to general consumer regulations and laws, as well as regulations and laws specifically related to security and privacy of consumer data or content. In the event of an incident affecting the security of consumer data or content, regulators may open an investigation or pursue fines or penalties for non-compliance with these laws, or private plaintiffs may sue us, resulting in additional costs and reputational harm to our business.
Interruptions with the cloud-based systems that we use in our operations, provided by an affiliate of Amazon.com, Inc. (Amazon), may materially adversely affect our business, results of operations and financial condition.
We host the GoPro app, the GoPro subscription, GoPro Awards, our website account sign up and login and firmware upgrades for our cameras using Amazon Web Services (AWS) data centers, a provider of cloud infrastructure services, and may in the future use other third-party cloud-based systems in our operations. Accordingly, our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Any incident affecting their infrastructure that may be caused by human error, fire, flood, severe storm, earthquake, or other natural disasters, cyberattacks, terrorist or other attacks, and other similar events beyond our control could negatively affect the GoPro subscription service. A prolonged AWS service disruption affecting our GoPro subscription for any of the foregoing reasons would negatively impact our ability to serve our consumers and could damage our reputation with current and potential consumers, expose us to liability, cause us to lose consumers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use. Further, if we were to make updates to the GoPro subscription that were not compatible with the configuration, architecture, features, and interconnection specifications of the third-party platform, our service could be disrupted.
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
Revenue from outside the United States comprised 52%, 64% and 65% of our revenue in 2020, 2019 and 2018, respectively, and we expect international revenue to continue to be significant in the future. Further, we currently have foreign operations in Australia, China, France, Germany, Hong Kong, Japan, Netherlands, Philippines, Romania, United Kingdom and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:
•difficulties in staffing and managing foreign operations;
•burdens of complying with a wide variety of laws and regulations, including environmental, packaging and labeling;
•adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;
•changes to the taxation of undistributed foreign earnings;
•the effect of foreign currency exchange rates and interest rates, including any fluctuations caused by uncertainties relating to Brexit or the strengthening of the U.S. dollar;
•political, economic instability, or social unrest in a specific country or region in which we operate, including, for example, the effects of Brexit, which could have an adverse impact on our operations in that location;
•organized crime activity;
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
Our ten largest third-party customers, measured by the revenue we derive from them, accounted for 44%, 42% and 48% of our revenue in 2020, 2019 and 2018, respectively. One retailer accounted for 10%, 11% and 13% of our revenue for 2020, 2019 and 2018, respectively. The loss of a small number of our large customers, or the reduction in business with one or more of our large customers, could have a significant adverse effect on our operating results. In addition, we may choose to temporarily or permanently stop shipping product to customers who do not follow the policies and guidelines in our sales agreements, which could have a material negative effect on our revenues and operating results. Our sales agreements with these large customers do not require them to purchase any meaningful amount of our products annually and we grant limited rights to return product to some of these large customers.
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
Our success depends on the value and reputation of our brand, including our primary trademarks “GOPRO,” “HERO,” and the GoPro logos. The GoPro brand is integral to the growth of our business and expansion into new markets. Maintaining, promoting and positioning our brand will largely depend on the success of our marketing and merchandising efforts, our ability to provide consistent, high quality products and services, and our consumers’ satisfaction with the technical support and software updates we provide. Failure to grow and maintain our brand or negative publicity related to our products, our consumers’ user-generated content, the athletes we sponsor, the celebrities we are associated with, or the labor policies of any of our suppliers or manufacturers could adversely affect our brand, business and operating results. Maintaining and enhancing our brand also requires substantial financial investments, although there is no guarantee that these investments will increase sales of our products or positively affect our operating results
We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers than expected, which could harm our business and operating results.
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
We may have to pay cash, incur debt or issue equity securities to enter into any such acquisition, joint venture, strategic alliances or partnership, which could affect our financial condition or the value of our capital stock. . Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets, any of which could negatively affect our future results of operations. We cannot assure investors that the anticipated benefits of any acquisition or investment will be realized.
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
Risks related to our intellectual property and technology licenses
Our intellectual property and proprietary rights may not adequately protect our products and services, and our business may suffer if it is alleged or determined that our technology, products, or another aspect of our business infringes third-party intellectual property or if third parties infringe our rights.
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
Third parties, including competitors and non-practicing entities, have brought intellectual property infringement claims against us, including the matter described in Note 9 Commitments, contingencies and guarantees to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. We expect to continue to receive such intellectual property claims in the future. While we will defend ourselves vigorously against any such existing and future legal proceedings, we may not prevail against all such allegations. We may seek licenses from third parties where appropriate, but they could refuse to grant us a license or demand commercially unreasonable terms. Further, an adverse ruling in an intellectual property infringement proceeding could force us to suspend or permanently cease the production or sale of products/services, face a temporary or permanent injunction, redesign our products/services, rebrand our products/services, pay significant settlement costs, pay third-party license fees or damage awards or give up some of our intellectual property. The occurrence of any of these events may materially and adversely affect our business, financial condition, operating results or cash flows.
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

Risks related to regulatory compliance
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could adversely affect our business and operating results.
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
The United States federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use, processing, storage, deletion and dissemination of data. Additionally, many foreign countries and governmental bodies, including in Australia, the European Union, India, Japan and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, processing, storage and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to collect and/or use personal information for certain purposes.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. We expect that existing laws, regulations and standards may be interpreted differently in the future. For example, in November 2020, the California ballot initiative known as the Consumer Privacy Rights Act (CPRA) was passed. CPRA will come into effect in January 2023 (except for the CPRA’s right of access which will come into effect in January 2022), and will supersede the California Consumer Privacy Act (CCPA) which went into effect in January 2020. When it goes into effect, CPRA will provide for a new privacy enforcement authority, additional data privacy rights for consumers in California and new operational requirements for companies doing business in California. Compliance with the new obligations imposed by the CPRA depends in part on how particular regulators interpret and apply them. If we fail to comply with the CCPA or CPRA or if regulators assert that we have failed to comply with the CCPA or CPRA, we may be subject to certain fines or other penalties. Also, there remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the recently adopted General Data Protection Regulation (GDPR) which imposes more stringent EU data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Compliance with the new obligations imposed by the GDPR depends in part on how particular regulators interpret and apply them. If we fail to comply with the GDPR or if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to 4% of our worldwide annual revenue. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, CCPA and CPRA, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.
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
Risks related to our need for additional capital
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through December 31, 2020. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with our 2022 convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been subject to past shareholder class action lawsuits as well as derivative lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Note 9 Commitments, contingencies and guarantees, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion on legal proceedings.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 70.2% of the voting power of our outstanding capital stock as of December 31, 2020 with Mr. Woodman, our Chairman and CEO, holding approximately 70.1% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
In November 2020, we completed an offering of $143.8 million aggregate principal amount of 1.25% convertible senior notes due 2025 (2025 Notes). As a result of the 2025 Notes, we incurred an additional $143.8 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2025.
In April 2017, we completed an offering of $175.0 million aggregate principal amount of 3.50% convertible senior notes due 2022 (2022 Notes, together with the 2025 Notes, the Notes). As a result of this 2022 Notes offering, we incurred $175.0 million principal amount of indebtedness. We repurchased $50.0 million aggregate principal amount of the 2022 Notes in November 2020, and may be required to repay the remaining principal amount of $125.0 million at maturity in 2022.
Holders of the Notes will have the right to require us to repurchase their Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indentures for the Notes provides that we are required to repay amounts due under such indenture in the event that there is an event of default for the Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to Maturity Date for the Notes. There can be no assurance that we will be able to repay our indebtedness when due, or that we will be able to refinance our indebtedness, all or in part, on acceptable terms. In addition, our indebtedness could, among other things:
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
Any of our future indebtedness may contain similar restrictions. Our failure to repurchase the Notes at a time when the repurchase is required by the indentures (whether upon a fundamental change or otherwise under the indentures) or pay cash payable on future conversions of the Notes as required by the indentures would constitute a default under the indentures. A default under the indentures or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness, including our credit facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the Notes or make cash payments upon conversions thereof.
Our credit facility imposes restrictions on us that may adversely affect our ability to operate our business.
Our credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, our credit facility contains, and the agreements governing the Notes will contain, a cross-default provision whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. For example, the occurrence of a default with respect to any indebtedness or any failure to repay debt when due in an amount in excess of $25 million would cause a cross default under the indenture governing the 2022 Notes, as well as under our credit facility. The occurrence of a default under any of these borrowing arrangements would permit the holders of the Notes or the lenders under our credit facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the Note holders or the trustee under the indentures governing the Notes or the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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
Under GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as the Notes we are offering, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option would be treated as original issue discount for purposes of accounting for the debt component of the Notes, and that original issue discount is amortized into interest expense over the term of the Notes using an effective yield method. As a result, we will be required to record a greater amount of non-cash interest expense because of the amortization of the original issue discount to the Notes’ face amount over the term of the Notes and because of the amortization of the debt issuance costs.
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
The prepaid forward may affect the value of the 2022 Notes and our common stock and may result in unexpected market activity in the 2022 Notes and/or our common stock.
In connection with the issuance of the 2022 Notes, we entered into a prepaid forward with a forward counterparty. The prepaid forward is intended to facilitate privately negotiated derivative transactions by which investors in the 2022 Notes will be able to hedge their investment. In connection with establishing its initial hedge of the prepaid forward, the forward counterparty (or its affiliate) entered into or expects to enter into one or more derivative transactions with respect to our Class A common stock with purchasers of the 2022 Notes concurrently with or after the offering of the 2022 Notes. The prepaid forward is intended to reduce the dilution to our stockholders from the issuance of our Class A common stock (if any) upon conversion of the 2022 Notes and to allow certain investors to establish short positions that generally correspond to commercially reasonable initial hedges of their investment in the 2022 Notes. In addition, the forward counterparty (or its affiliate) may modify its hedge position by entering into or unwinding one or more derivative transactions with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions at any time, including following the offering of the 2022 Notes and immediately prior to or shortly after April 15, 2022, the Maturity Date of the 2022 Notes (and are likely to unwind their derivative transactions and/or purchase or sell our Class A common stock in connection with any conversion or repurchase of the 2022 Notes, in connection with the purchase or sale of Notes by certain investors and/or in the event that sufficient borrow of our Class A common stock becomes available). These activities could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the Notes.
The prepaid forward initially facilitated privately negotiated derivative transactions relating to our Class A common stock, including derivative transactions by which investors in the 2022 Notes established short positions relating to our Class A common stock to hedge their investments in the 2022 Notes concurrently with, or shortly after, the placement of the 2022 Notes. Neither we nor the forward counterparty control how such investors may use such derivative transactions. In addition, such investors may enter into other transactions in connection with such derivative transactions, including the purchase or sale of our Class A common stock, at any time. As a result, the existence of the prepaid forward, such derivative transactions, and any related market activity could cause more sales of our Class A common stock over the term of the prepaid forward than there would have otherwise been had we not entered into the prepaid forward. Such sales could potentially affect the market price of our Class A common stock and/or the 2022 Notes.
The Capped Call transactions may affect the value of the 2025 Notes and our Class A Common Stock.
In connection with the pricing of the 2025 Notes, we entered into privately negotiated capped call transactions, or Capped Calls, with one or more financial institutions. The Capped Calls are expected generally to reduce the potential economic dilution to holders of our Class A common stock upon any conversion of the 2025 Notes, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedge of the Capped Call, the capped call counterparties have advised the Company that they and/or their respective affiliates expect to purchase shares of Class A common stock and/or enter into various derivative transactions with respect to the Class A common stock concurrently with, or shortly after, the pricing of the 2025 Notes.
In addition, the capped call counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the 2025 Notes (and are likely to do so during any observation period related to a conversion of the 2025 Notes or following an repurchase of the 2025 Notes by the Company on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the 2025 Notes.
The potential effect, if any, of these transactions and activities on the trading price of our Class A common stock or the 2025 Notes will depend in part on market conditions. Any of these activities could adversely affect the trading price of our Class A common stock or the 2025 Notes.
The fundamental change repurchase feature of the Notes may delay or prevent an otherwise beneficial attempt to take over our company.
The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. A takeover of our company would trigger an option of the holders of the Notes to require us to repurchase the Notes. In addition, if a make-whole fundamental change occurs prior to the Maturity Date of the Notes, we will in some cases be required to increase the conversion rate for a holder that elects to convert its Notes in connection with such make-whole fundamental change. Furthermore, the indentures for the Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions of the indentures may have the effect of delaying or preventing a takeover of our company.
We are subject to counterparty risk with respect to the prepaid forward and Capped Calls.
We will be subject to the risk that the forward counterparty and capped call counterparties might default under the prepaid forward and Capped Calls, respectively. Our exposure to the credit risk of the forward counterparty and capped call counterparties will not be secured by any collateral. Global economic conditions have in the recent past resulted in, and may again result in, the actual or perceived failure or financial difficulties of many financial institutions. If the forward counterparty or capped call counterparties becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with the forward counterparty and/or capped call counterparties. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated to an increase in the market price of our Class A common stock. In addition, upon a default by the forward counterparty and/or capped call counterparties, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the forward counterparty to the prepaid forward or the capped call counterparties to the Capped Calls.
General Risk Factors
An economic downturn or economic uncertainty in our key United States and international markets, as well as fluctuations in currency exchange rates may adversely affect consumer discretionary spending and demand for our products.
Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, tax rates, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and a reduction in consumer spending or disposable income resulting from the COVID-19 pandemic and the impact of whether the United States government provides economic stimulus that may affect us more significantly than companies in other industries and companies with more diversified products. Additionally, the withdrawal of the United Kingdom from the European Union (Brexit) has created economic and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit depends on the terms of the United Kingdom’s withdrawal from the European Union and such impact may not be fully realized for several years. The majority of our sales occur in U.S. dollars and an increase in the value of the dollar against the Euro and other currencies could increase the real cost to consumers of our products in those markets outside the United States. For example, in countries where we sell in local currency, we are subject to exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less favorable to the consumer. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our products resulting in consumer demand for our products that may not reach our sales targets. Strengthening of the U.S. dollar and/or weakness in the economies of Euro zone countries could adversely impact sales of our products in the European region, which would have a material negative impact on our future operating results. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and operating results.
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
While we have determined that our internal control over financial reporting was effective as of December 31, 2020, we must continue to monitor and assess our internal control over financial reporting. Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in this 2020 Annual Report in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), the fair value of our convertible senior notes, and income taxes.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2020, we leased office facilities around the world totaling approximately 366,000 square feet, including approximately 201,000 square feet for our corporate headquarters in San Mateo, California. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable, commercially reasonable terms. See Note 9 Commitments, contingencies and guarantees, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3. Legal Proceedings
Refer to Legal proceedings and investigations included in Part II, Item 8, Note 9 Commitments, contingencies and guarantees, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information. Our Class A common stock is listed on The Nasdaq Global Select Market under the symbol “GPRO.” Our Class B common stock is not listed nor traded on any stock exchange.
Holders. As of January 31, 2021, there were 176 holders of record of our Class A common stock and 27 holders of record of our Class B common stock.
Dividends. We have not declared or paid any cash dividends on our capital stock and do not currently intend to pay any cash dividends on our Class A or Class B common stock in the foreseeable future.
Performance graph. The graph below compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the S&P 500 Consumer Durables Index. The graph assumes $100 was invested (with reinvestment of all dividends, as applicable) at the close of market on December 31, 2015 in the Class A common stock of GoPro, Inc., the S&P 500 Index and the S&P 500 Consumer Durables Index, and its relative performance is tracked through December 31, 2020. Note that historic stock price performance is not intended to be indicative of future stock price performance.

Comparison of 60 month cumulative total return
Among GoPro, Inc., S&P 500 Index and S&P 500 Consumer Durable Index

$200
$150
$100
$50
$0
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
GoPro
S&P 500
S&P 500 Consumer Durable Index

Sales of unregistered securities. During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended.
Issuer purchases of equity securities.
On October 22, 2020, 8.8 million shares out of the 9.2 million shares of Class A common stock underlying the Prepaid Forward entered into as part of our 2022 Notes were early settled and delivered to us. There was no financial statement impact due to the return of shares; however, shares outstanding for corporate law purposes were reduced by the early settlement.
No shares of our Class A or Class B common stock were purchased during the fourth quarter of 2020.

Item 6. Selected Consolidated Financial Data
The information set forth below for the five years ended December 31, 2020 is not necessarily indicative of results of future operations, and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018 (1)	2017 (1)	2016 (1)
Consolidated statements of operations data:
Revenue	$891,925	$1,194,651	$1,148,337	$1,179,741	$1,185,481
Gross profit	$314,514	$412,789	$361,434	$384,530	$461,920
Gross margin	35.3%	34.6%	31.5%	32.6%	39.0%
Operating loss	$(36,819)	$(2,333)	$(93,962)	$(163,460)	$(372,969)
Net loss	$(66,783)	$(14,642)	$(109,034)	$(182,873)	$(419,003)

Net loss per share - basic and diluted	$(0.45)	$(0.10)	$(0.78)	$(1.32)	$(3.01)

Other financial information:
Adjusted EBITDA (2)	$43,200	$71,958	$21,778	$(31,368)	$(192,807)
Non-GAAP net income (loss) (3)	$12,779	$35,255	$(31,909)	$(95,867)	$(201,247)
Non-GAAP diluted income (loss) per share	$0.08	$0.24	$(0.23)	$(0.69)	$(1.44)
(1)    The Company adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) on January 1, 2019, and adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2016-16 Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory on January 1, 2018. Prior periods were not adjusted for the adoption of these standards.
(2)    We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of provision for income taxes, interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, intangible asset impairment charges, loss on extinguishment of debt, and restructuring and other costs, including right-of-use asset impairment charges.
(3)     We define non-GAAP net income as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges, non-cash interest expense, gain on sale and license of intellectual property, loss on extinguishment of debt and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.
See Non-GAAP Financial Measures in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information and a reconciliation of net income (loss) to Adjusted EBITDA, net income (loss) to non-GAAP net income (loss), and shares used in the calculation of non-GAAP diluted income (loss) per share.

	As of December 31,
(in thousands)	2020	2019	2018 (1)	2017 (1)	2016 (1)
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities	$325,654	$165,148	$197,512	$247,390	$217,953
Inventory	97,914	144,236	116,458	150,551	167,192
Working capital	293,991	208,925	174,574	203,156	157,074
Total assets	771,399	792,803	698,359	850,246	922,640
Total indebtedness	218,172	148,810	138,992	130,048	—
Total stockholders’ equity	216,018	233,529	212,112	298,705	446,945
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
•Components of Our Results of Operations. Description of the items contained in each revenue, cost of revenue and operating expense caption in the consolidated statements of operations.
•Results of Operations. Analysis of our financial results comparing 2020 to 2019 is presented below. An analysis of our financial results comparing 2019 to 2018 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 14, 2020, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at https://investor.gopro.com.
•Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•Contractual Commitments. Overview of our contractual obligations, including expected payment schedules and indemnifications as of December 31, 2020.
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
In 2020, we began shipping our HERO9 Black flagship camera which features a 23.6MP sensor that provides stunning 5K video, the highest resolution ever for a HERO camera, 20MP photos and HyperSmooth 3.0 video stabilization. The HERO9 Black camera also features a new front-facing display, a larger rear touch display, an extended battery life, new Power Tools, TimeWarp 3.0, SuperPhoto, live streaming, webcam mode, built-in mounting, cloud connectivity and voice control. HyperSmooth 3.0 is our most advanced stabilization ever and includes in-camera horizon leveling that keeps shots smooth and level. TimeWarp Video 3.0 features Real Speed, which allows users to slow down footage to real speed and capture audio while recording, and Half Speed, which allows users to slow down footage even more for epic slow motion. Webcam Mode enables users to connect their HERO9 Black camera to a computer with the included USB-C cable to use the camera as a 1080p high-definition wide-angle webcam. We also introduced new Power Tools including HindSight, Scheduled Capture and Duration

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Capture to help users capture the perfect shot. HindSight allows users to capture and save up to 30 seconds of video before the shutter button is pressed. Scheduled Capture allows users to set up their cameras to automatically capture photos or videos up to 24 hours in advance and Duration Capture allows users to set their HERO9 Black to record for a specified length of time. In addition, we introduced a Max Lens Mod accessory that brings Max HyperSmooth video stabilization and Max SuperView’s ultra wide-angle photo and video to the HERO9 Black camera. Our HERO9 Black, HERO8 Black, HERO7 Black, HERO7 Silver and MAX cameras are compatible with our ecosystem of mountable and wearable accessories. The GoPro subscription includes unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro gear, mounts and accessories.
In December 2019, reports of a potentially deadly virus began to surface and in March 2020, the World Health Organization (the WHO) characterized the deadly virus, now called COVID-19, as a pandemic. The extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain and the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. In the first quarter of 2020, we temporarily closed all of our offices and required most of our employees to work remotely. These changes remained largely in effect in the fourth quarter of 2020 and in most locations, we plan on maintaining closed offices through the middle of 2021. At this point, the duration and impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See section Item 1A Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.
The following is a summary of measures presented in our consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

(units and dollars in thousands, except per share amounts)	Q4 2020	Q4 2019	% Change	FY 2020	FY 2019	% Change
Revenue	$357,772	$528,345	(32)%	$891,925	$1,194,651	(25)%
Camera units shipped (1)	1,108	1,857	(40)%	2,820	4,260	(34)%
Gross margin (2)	38.0%	38.2%	(20) bps	35.3%	34.6%	70 bps
Operating expenses	$80,728	$105,725	(24)%	$351,333	$415,122	(15)%
Net income (loss)	$44,413	$95,820	(54)%	$(66,783)	$(14,642)	356%
Diluted net income (loss) per share	$0.28	$0.65	(57)%	$(0.45)	$(0.10)	350%
Cash provided by (used in) operations	$106,253	$88,251	20%	$93,782	$(24,444)	(484)%

Other financial information:
Adjusted EBITDA (3)	$67,744	$112,092	(40)%	$43,200	$71,958	(40)%
Non-GAAP net income (4)	$61,064	$102,498	(40)%	$12,779	$35,255	(64)%
Non-GAAP diluted net income per share	$0.39	$0.70	(44)%	$0.08	$0.24	(67)%
(1)     Represents the number of camera units that are shipped during a reporting period, net of any returns.
(2)    One basis point (bps) is equal to 1/100th of 1%.
(3)     We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of provision for income taxes, interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, intangible asset impairment charges, loss on extinguishment of debt, and restructuring and other costs, including right-of-use asset impairment charges.
(4)    We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges, non-cash interest expense, gain on sale and license of intellectual property, loss on extinguishment of debt and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented under Non-GAAP Financial Measures.
Full year and fourth quarter 2020 financial performance
Revenue was $891.9 million for the full year 2020 compared to $1.195 billion in 2019. The COVID-19 pandemic, which began surfacing in December 2019, unfavorably impacted our financial performance in 2020 as certain retailers temporarily closed. As a result of the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to focus on direct-to-consumer sales through GoPro.com. In the second half of 2020, revenue improved significantly with the launch of our HERO9 Black camera and strong holiday sales through GoPro.com, and we generated $208.3 million in cash flow from operations, reflecting our transition to a more efficient and profitable direct-to-consumer business. The gross margin percentage for 2020 was 35.3%, up from 34.6% in 2019. The year-over-year margin percentage improvement was primarily due to a favorable sales mix, partially offset by an increase in logistics related expenses and sales incentives. We shipped 2.8 million camera units in 2020, compared to 4.3 million camera units in 2019; however our average selling price in 2020 was $316, or a 13% increase from 2019. The increase in our average selling price was primarily due to cameras sold with a suggested retail price equal to or greater than $300, which represented 89% of our camera revenue mix in 2020, and growth in GoPro subscribers to 761,000 as of December 31, 2020 or a 145% increase year-over-year. Average selling price is defined as total revenue divided by the number of camera units shipped.
Our fourth quarter of 2020 financial results reflected the shift in our sales channel strategy to focus on direct-to-consumer sales through GoPro.com. Comparisons of our fourth quarter of 2020 financial performance to the same period in 2019 were impacted by a late stage production delay resulting in the launch of HERO8 Black in the fourth quarter of 2019 as opposed to the launch of HERO9 Black in the third quarter of 2020. Revenue in the fourth quarter of 2020 was $357.8 million compared to $528.3 million in the same period in 2019, while the gross margin percentage was 38.0% in the fourth quarter of 2020, compared to 38.2% in the same period in 2019. The slight decrease in the gross margin percentage was primarily due to an increase in tariff and logistics related charges. In the fourth quarter of 2020, revenue from GoPro.com increased 91% year-over-year. Revenue from GoPro.com in the fourth quarter of 2020 was $116.4 million, or 33% of total revenue, compared to $61.1 million, or 12% of total revenue in the same period in 2019. We shipped 1.1 million camera units in the fourth quarter of 2020, compared to 1.9 million camera units in the same period in 2019. Our average selling price was $323, representing a 14% increase year-over-year. The increase in our average selling price was primarily due to cameras sold with a suggested retail price equal to or greater than $300, which represented 91% of our camera revenue mix in the fourth quarter of 2020, and growth in GoPro subscribers.
Our fourth quarter of 2020 and full year of 2020 operating expenses decreased 23.6% and 15.4%, respectively, primarily attributable to our continued focus on cost management and the cost reductions recognized from our restructuring actions.
We were profitable on a GAAP and non-GAAP basis in the fourth quarter of 2020 with net income of $44.4 million and $61.1 million, respectively. For the full year of 2020, we incurred a net loss of $66.8 million on a GAAP basis but were profitable on a non-GAAP basis with net income of $12.8 million.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred operating losses in 2020, 2019, and 2018. However, our restructuring actions have significantly reduced our on-going operating expenses in 2020, 2019, and 2018, resulting in a flatter, more efficient global organization that has allowed for improved communication and better alignment among our functional teams. Primarily as a result of the impact of the COVID-19 pandemic, we took additional restructuring actions in April 2020 to further reduce our operating expenses in marketing, sales, and general and administrative functions, and to reduce our global facility footprint. Operating expense reductions related to research and development were minor in order to protect our product roadmap and innovation. Additionally, in response to the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to reduce the number of distributors and retailers that we work with to focus more on direct-to-consumer sales through GoPro.com. Revenue from GoPro.com for the year ended December 31, 2020 and 2019

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
was $282.6 million and $141.1 million, respectively, and represented 31.7% and 11.8% of revenue, respectively. The growth in revenue from GoPro.com contributed to the increase in gross margin, which was 35.3% and 34.6% for the year ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020 and 2019, revenue from retailers represented 68.3% and 88.2% of total revenue, respectively. If we are unable to generate adequate revenue growth, particularly in light of the impact of the COVID-19 pandemic, successfully implement our direct-to-consumer sales model, or continue to manage our expenses, we may incur significant losses in the future and may not be able to achieve profitability.
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
Improving Profitability. We believe that shifting the way we sell, and focusing on growing our direct-to-consumer sales and subscription services will accelerate our ability to achieve profitability due to an improved margin structure and lower operating expenses to support this shift in channel, particularly in light of the impact of the COVID-19 pandemic. As a result of this shift toward direct sales, we believe we can reach profitability with lower overall unit sales. We continue to believe that international markets represent a significant opportunity to achieve profitability. While the total market for digital cameras has continued to decline as smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our integrated storytelling solutions, our continued innovation of product features desired by our users, and our brand, all help support our business from many of the negative trends facing this market. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. We will continue to leverage the brand recognition of our Company to increase our global presence through GoPro.com with the active promotion of our brand, the expansion of localized products in international markets with region-specific marketing, and an investment focus on the biggest opportunities.
Our profitability also depends on expanding our subscription service offerings. If we are not successful in our shift to a direct-to-consumer sales model, expanding our product and subscription offerings and increasing our paid subscriber base, we might not be able to become consistently profitable and we may not recognize benefits from our investment in new areas.
Marketing the improved GoPro experience. We intend to focus our marketing resources to increase traffic, improve the consumer experience on GoPro.com, and further improve brand recognition. Historically, our growth has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. Our goal of maintaining profitability depends on continuing to reach, expand and re-engage with this core user base in alignment with our strategic priorities. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Components of our Results of Operations
Revenue. Our revenue is primarily comprised of product sales and subscription services, net of returns and sales incentives. Revenue is derived from the sale of our cameras and accessories directly to retailers, through our network of domestic and international distributors, and on GoPro.com. See Critical Accounting Policies and Estimates and Note 1 Summary of business and significant accounting policies, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for information regarding revenue recognition.
Cost of revenue. Our cost of revenue primarily consists of product costs, including costs of contract manufacturing for production, third-party logistics and procurement costs, warranty repair costs, tooling and equipment depreciation, excess and obsolete inventory write-downs, amortization of acquired developed technology, license fees, tariffs and certain allocated costs related to our manufacturing team, facilities, including right-of-use asset impairment charges, and personnel-related expenses.
Operating expenses. We classify our operating expenses into three categories: research and development, sales and marketing, and general and administrative.
Research and development. Our research and development expense consists primarily of personnel-related costs, including salaries, stock-based compensation and employee benefits. Research and development expense also includes consulting and outside professional services costs, materials, and allocated facilities, restructuring, including right-of-use asset impairment charges, depreciation and other supporting overhead expenses associated with the development of our product and service offerings.
Sales and marketing. Our sales and marketing expense consists primarily of advertising and marketing promotions of our products and services, and personnel-related costs, including salaries, stock-based compensation and employee benefits. Sales and marketing expense also includes point of purchase (POP) display expenses and related amortization, sales commissions, trade show and event costs, sponsorship costs, consulting and contractor expenses, and allocated facilities, restructuring, including right-of-use asset impairment charges, depreciation and other supporting overhead expenses.
General and administrative. Our general and administrative expense consists primarily of personnel-related costs, including salaries, stock-based compensation and employee benefits for our finance, legal, human resources, information technology and administrative personnel. The expense also includes professional service costs related to accounting, tax, legal services, and allocated facilities, restructuring, including right-of-use asset impairment charges, depreciation and other supporting overhead expenses.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Year ended December 31,
(dollars in thousands)	2020		2019		2018
Revenue	$891,925	100%	$1,194,651	100%	$1,148,337	100%
Cost of revenue	577,411	65	781,862	65	786,903	69
Gross profit	314,514	35	412,789	35	361,434	31
Operating expenses:
Research and development	131,589	15	142,894	12	167,296	15
Sales and marketing	151,380	17	206,431	17	222,096	19
General and administrative	68,364	8	65,797	6	66,004	6
Total operating expenses	351,333	40	415,122	35	455,396	40
Operating loss	(36,819)	(5)	(2,333)	—	(93,962)	(9)
Other income (expense):
Interest expense	(20,257)	(2)	(19,229)	(2)	(18,683)	(1)
Other income (expense), net	(4,881)	(1)	2,492	—	4,970	—
Total other expense, net	(25,138)	(3)	(16,737)	(2)	(13,713)	(1)
Loss before income taxes	(61,957)	(8)	(19,070)	(2)	(107,675)	(10)
Income tax expense (benefit)	4,826	1	(4,428)	(1)	1,359	—
Net loss	$(66,783)	(7)%	$(14,642)	(1)%	$(109,034)	(10)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Year ended December 31,			2020 vs 2019	2019 vs 2018
	2020	2019	2018	% Change	% Change
Camera units shipped	2,820	4,260	4,337	(34)%	(2)%

Average selling price	$316	$280	$265	13	6

GoPro.com	$282,557	$141,149	$100,641	100	40
Percentage of revenue	31.7%	11.8%	8.8%
Retail	$609,368	$1,053,502	$1,047,696	(42)	1
Percentage of revenue	68.3%	88.2%	91.2%
Total revenue	$891,925	$1,194,651	$1,148,337	(25)%	4%

Americas	$483,331	$523,975	$494,797	(8)%	6%
Percentage of revenue	54.2%	43.9%	43.1%
Europe, Middle East and Africa (EMEA)	$218,670	$359,187	$366,438	(39)	(2)
Percentage of revenue	24.5%	30.0%	31.9%
Asia and Pacific (APAC)	$189,924	$311,489	$287,102	(39)	8
Percentage of revenue	21.3%	26.1%	25.0%
Total revenue	$891,925	$1,194,651	$1,148,337	(25)%	4%
2020 Compared to 2019. Revenue was $891.9 million in 2020 compared to $1.195 billion in 2019. The COVID-19 pandemic, which began surfacing in December 2019, unfavorably impacted our financial performance in the first half of 2020. As a result of the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to focus on direct-to-consumer sales through GoPro.com. Revenue in the second half improved significantly with the launch of our HERO9 Black camera and strong holiday sales through GoPro.com. Revenue from GoPro.com was $282.6 million, or 32% of total revenue in 2020, compared to 12% of total revenue in 2019. We shipped 2.8 million camera units in 2020, compared to 4.3 million camera units in 2019; however our average selling price in 2020 was $316, which was a 13% increase from 2019. The increase in our average selling price was primarily due to cameras sold with a suggested retail price equal to or greater than $300, which represented 89% of our camera revenue mix in 2020, and growth in GoPro subscribers to 761,000 as of December 31, 2020 or a 145% increase year-over-year. Average selling price is defined as total revenue divided by the number of camera units shipped.
Cost of revenue and gross margin

	Year ended December 31,			2020 vs 2019	2019 vs 2018
(dollars in thousands)	2020	2019	2018	% Change	% Change
Cost of revenue	$570,064	$772,088	$772,136	(26)%	—%
Stock-based compensation	1,548	1,902	1,954	(19)	(3)
Acquisition-related costs	4,598	7,818	11,434	(41)	(32)
Restructuring costs	1,201	54	1,379	2,124	(96)
Total cost of revenue	$577,411	$781,862	$786,903	(26)%	(1)%
Gross margin	35.3%	34.6%	31.5%	70 bps	310 bps
2020 Compared to 2019. Gross margin of 35.3% in 2020 increased from 34.6% in 2019, or 70 bps, primarily due to a favorable camera revenue mix, 657 bps, and growth in our subscription services, 43 bps, partially offset by higher operational expenses, (326) bps, higher sales incentives, (249) bps, and higher average camera costs, (53) bps.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Research and development

	Year ended December 31,			2020 vs 2019	2019 vs 2018
(dollars in thousands)	2020	2019	2018	% Change	% Change
Research and development	$110,112	$125,142	$134,866	(12)%	(7)%
Stock-based compensation	13,415	17,167	19,636	(22)	(13)
Restructuring costs	8,062	585	12,794	1,278	(95)
Total research and development	$131,589	$142,894	$167,296	(8)%	(15)%
Percentage of revenue	14.8%	12.0%	14.6%
2020 Compared to 2019. The year-over-year decrease of $11.3 million, or 8%, in total research and development expenses in 2020 compared to 2019 reflected a $9.6 million decrease in cash-based personnel-related costs due to a reduction in global research and development headcount, a $3.8 million decrease in stock-based compensation, a $3.2 million decrease in depreciation and other supporting overhead expenses, and a $2.0 million decrease in travel related expenses, partially offset by a $7.5 million increase in restructuring costs.
Sales and marketing

	Year ended December 31,			2020 vs 2019	2019 vs 2018
(dollars in thousands)	2020	2019	2018	% Change	% Change
Sales and marketing	$134,917	$198,074	$207,346	(32)%	(4)%
Stock-based compensation	5,779	8,043	9,459	(28)	(15)
Restructuring costs	10,684	314	5,291	3,303	(94)
Total sales and marketing	$151,380	$206,431	$222,096	(27)%	(7)%
Percentage of revenue	17.0%	17.3%	19.3%
2020 Compared to 2019. The year-over-year decrease of $55.1 million, or 27%, in total sales and marketing expenses in 2020 compared to 2019 reflected a $45.9 million decrease in overall advertising and marketing expenses attributable to reduced online campaigns, sponsorships and marketing events, a $14.1 million decrease in cash-based personnel-related costs due to a reduction in global sales and marketing headcount, a $3.4 million decrease in travel related expenses, a $3.2 million decrease allocated facilities, depreciation and other supporting overhead expenses, and a $2.3 million decrease in stock-based compensation, partially offset by a $10.4 million increase in restructuring costs and a $3.6 million increase in payment processing fees related to sales through GoPro.com.
General and administrative

	Year ended December 31,			2020 vs 2019	2019 vs 2018
(dollars in thousands)	2020	2019	2018	% Change	% Change
General and administrative	$53,694	$55,220	$52,865	(3)%	4%
Stock-based compensation	9,221	10,076	9,838	(8)	2
Acquisition-related costs	—	—	22	—	(100)
Restructuring costs	5,449	501	3,279	988	(85)
Total general and administrative	$68,364	$65,797	$66,004	4%	—%
Percentage of revenue	7.7%	5.5%	5.7%
2020 Compared to 2019. The year-over-year increase of $2.6 million, or 4%, in total general and administrative expenses in 2020 compared to 2019 reflected a $7.0 million increase in legal and professional services costs and a $4.9 million increase in restructuring charges, partially offset by a $4.7 million decrease in cash-based personnel-related costs due to a reduction in global general and administrative headcount, a $2.3 million decrease in allocated facilities and other supporting overhead expenses, a $1.0 million lease termination fee recorded in 2019, a $0.9 million decrease in stock-based compensation and a $0.8 million decrease in travel related expenses.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restructuring costs
Second quarter 2020 restructuring plan. On April 14, 2020, we approved a restructuring plan that provided for a reduction of our global workforce by approximately 20% and the consolidation of certain leased office facilities. Under the second quarter 2020 restructuring plan, we recorded restructuring charges of $25.5 million, including a $12.5 million right-of-use asset impairment primarily related to our headquarter campus, $7.3 million related to severance, and $5.8 million related to accelerated depreciation and other charges. The right-of-use asset impairment charge was recorded as a restructuring expense, primarily in the operating expense financial statement line items in the Consolidated Statements of Operations.
We ceased using a portion of our headquarters campus in the third quarter of 2020 as part of the second quarter 2020 restructuring plan. The unused portion of our headquarters campus has its own identifiable expenses and is not dependent on other parts of our business, and thus was considered its own asset group. As a result, we impaired a part of the carrying value of the related right-of-use asset to its estimated fair value using the discounted future cash flows method. The discounted future cash flows were based on future sublease rental rates, future sublease market conditions and a discount rate based on the weighted-average cost of capital. Based on the results of our assessment, we recognized a $12.3 million impairment.
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
See Note 11 Restructuring charges, to the Notes to Consolidated Financial Statements.
Other income (expense)

	Year ended December 31,			2020 vs 2019	2019 vs 2018
(dollars in thousands)	2020	2019	2018	% Change	% Change
Interest expense	$(20,257)	$(19,229)	$(18,683)	5%	3%
Other income (expense), net	(4,881)	2,492	4,970	(296)	(50)
Total other expense, net	$(25,138)	$(16,737)	$(13,713)	50%	22%
2020 Compared to 2019. Total other expense, net, increased $8.4 million in 2020 compared to 2019, primarily due to a $5.4 million loss on the partial extinguishment of our 3.50% Convertible Senior Notes due 2022 (2022 Notes) in 2020, a $1.4 million increase in the amortization of our debt discount primarily due to the issuance in 2020 of our 1.25% Convertible Senior Notes due 2025 (2025 Notes), and a $1.1 million decrease in interest income due to less investment activity in 2020.
Income taxes

	Year ended December 31,			2020 vs 2019	2019 vs 2018
(dollars in thousands)	2020	2019	2018	% Change	% Change
Income tax expense (benefit)	$4,826	$(4,428)	$1,359	(209)%	(426)%
Effective tax rate	(7.8)%	23.2%	(1.3)%
We recorded an income tax expense of $4.8 million in 2020 on a pre-tax net loss of $62.0 million, which resulted in a negative effective tax rate of 7.8%. Our income tax expense was primarily related to a significant benefit on pre-tax book losses, offset by the valuation allowance on United States federal and state deferred tax assets and by income taxes paid or accrued in profitable foreign jurisdictions (primarily wholly owned subsidiaries in Europe). Our 2019 effective tax rate of 23.2% resulted primarily from a tax benefit related to an overall decrease in losses before income taxes, a benefit from the reversal of previously accrued tax provision on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and settlements with certain taxing jurisdictions, partially offset by the valuation allowance on United States federal and state net deferred tax assets and a shortfall tax impact from stock-based compensation.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
See Note 8 Income taxes, to the Notes to Consolidated Financial Statements for additional information.

Quarterly results of operations
The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarterly periods in the two-year period ended December 31, 2020.

	Three months ended
(dollars in thousands, except per share amounts)	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
Revenue	$357,772	$280,507	$134,246	$119,400	$528,345	$131,169	$292,429	$242,708
Gross profit	136,083	99,312	40,692	38,427	201,825	28,432	102,185	80,347
Operating expenses (1)	80,728	90,458	85,606	94,541	105,725	99,630	109,132	100,635
Net income (loss)	$44,413	$3,307	$(50,975)	$(63,528)	$95,820	$(74,810)	$(11,287)	$(24,365)

Net income (loss) per share:
Basic	$0.29	$0.02	$(0.34)	$(0.43)	$0.65	$(0.51)	$(0.08)	$(0.17)
Diluted	$0.28	$0.02	$(0.34)	$(0.43)	$0.65	$(0.51)	$(0.08)	$(0.17)
(1)    Included in operating expenses were restructuring charges of $13.7 million for the quarter ended September 30, 2020, $11.0 million for the quarter ended June 30, 2020 and $1.6 million for the quarter ended June 30, 2019.

Liquidity and Capital Resources
The following table presents selected financial information as of December 31, 2020 and 2019:

(dollars in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$325,654	$150,301
Marketable securities	—	14,847
Total cash, cash equivalents and marketable securities	$325,654	$165,148
Percentage of total assets	42%	21%
Our primary source of cash is receipts from sales of our products and services. Other sources of cash are from proceeds from the issuance of convertible notes, employee participation in the employee stock purchase plan, the exercise of employee stock options, tax refunds and facility subleases. The primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing and office rent, purchases of property and equipment, other costs of revenue and repurchases of convertible notes.
As of December 31, 2020, our cash, cash equivalents and marketable securities totaled $325.7 million. In addition, we had $2.0 million of restricted cash as of December 31, 2020. The overall cash provided by operations of $93.8 million for the year ended December 31, 2020 was primarily due to positive operating cash (net loss of $66.8 million, offset by non-cash expenses of $90.1 million) and changes in working capital of $70.5 million. Working capital changes for the year ended December 31, 2020 were the result of a decrease in accounts receivable of $93.1 million and a decrease in inventory of $46.3 million, partially offset by a decrease in accounts payable and other liabilities of $87.5 million. As of December 31, 2020, $15.8 million of cash was held by our foreign subsidiaries.
Convertible Notes
In April 2017, we issued $175.0 million aggregate principal amount of the 2022 Notes in a private placement to purchasers for resale to qualified institutional buyers. The 2022 Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. The 2022 Notes are convertible into cash, shares of the Class A common stock, or a combination thereof, at our election, at an initial conversion rate of 94.0071 shares of common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
adjustment. We pay interest on the 2022 Notes semi-annually in arrears on April 15 and October 15 of each year. Proceeds received from the issuance of the 2022 Notes were allocated between a liability component (long-term debt) and an equity component (additional paid-in capital). The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.
In connection with the 2022 Notes offering, we entered into a prepaid forward stock repurchase transaction agreement (Prepaid Forward) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $78.0 million of the proceeds from the offering of the 2022 Notes to pay the prepayment amount. The aggregate number of shares of our Class A common stock underlying the Prepaid Forward is approximately 9.2 million shares. The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the forward counterparty will deliver to us the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the Consolidated Balance Sheets (and not outstanding for purposes of the calculation of basic and diluted income (loss) per share), but remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the forward counterparty delivers the shares underlying the Prepaid Forward to us. The net proceeds from the 2022 Convertible Senior Notes offering of approximately $91 million were used for general corporate purposes.
In October 2020, 8.8 million shares out of the 9.2 million shares of Class A common stock underlying the Prepaid Forward entered into as part of our 2022 Notes were early settled and delivered to us. There was no financial statement impact due to the return of shares; however, shares outstanding for corporate law purposes were reduced by the early settlement.
In November 2020, we issued $143.8 million aggregate principal amount of 2025 Notes in a private placement to purchasers for resale to qualified institutional buyers. The 2025 Notes mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. The 2025 Notes are convertible into cash, shares of the Class A common stock, or a combination thereof, at our election, at an initial conversion rate of 107.1984 shares of common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $9.3285 per share of common stock, subject to adjustment. We pay interest on the 2025 Notes semi-annually in arrears on May 15 and November 15 of each year. Proceeds received from the issuance of the 2025 Notes were allocated between a liability component (long-term debt) and an equity component (additional paid-in capital). The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.
In connection with the offering of the 2025 Notes, the Company entered into privately negotiated capped call transactions with certain financial institutions (Capped Calls). We used $10.2 million of the net proceeds from the sale of the 2025 Notes to purchase the Capped Calls and $56.2 million of the net proceeds to repurchase $50.0 million of aggregate principal amount of the 2022 Notes. The remaining net proceeds were used for general corporate purposes.
Liquidity
The COVID-19 pandemic negatively impacted our financial results in 2020, and as a result, we took several actions to optimize liquidity, including the acceleration of a shift in our sales channel strategy to reduce the number of distributors and retailers that we work with to focus more on direct-to-consumer sales through GoPro.com, reducing our marketing expenses to reflect the appropriate levels of support for our shift to a direct-to-consumer model, and announced a restructuring plan in April 2020, which included a reduction in our global workforce by approximately 20% and reductions in leased facilities. These actions positively impacted our financial results beginning in the second quarter of 2020. With a more direct-to-consumer sales channel strategy, we expect to increase sales from GoPro.com relative to total revenue. We expect these actions to accelerate our ability to achieve profitability and continue to reduce operating expenses. Based on our most current projections which incorporate these actions, we believe that our cash, cash equivalents and marketable securities will be sufficient to address our working capital needs, capital expenditures, outstanding commitments and other liquidity requirements for at least one year from the issuance of these financial statements.

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
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands)	2020	2019	2018	% Change	% Change
Net cash provided by (used in):
Operating activities	$93,782	$(24,444)	$(42,434)	(484)%	(42)%
Investing activities	$9,511	$22,771	$(6,235)	(58)	(465)%
Financing activities	$71,977	$(1,044)	$(1,481)	(6,994)%	(30)%
Cash flows from operating activities
Cash provided by operating activities of $93.8 million for the year ended December 31, 2020 was primarily attributable to non-cash expenses of $90.1 million and a net cash inflow of $70.5 million from changes in operating assets and liabilities, partially offset by a net loss of $66.8 million. Cash inflows related to operating assets and liabilities consisted primarily of a decrease in accounts receivable of $93.1 million and a decrease in inventory of $46.3 million, partially offset by a decrease in accounts payable and other liabilities of $87.5 million.
Cash flows from investing activities
Cash provided by investing activities of $9.5 million for the year ended December 31, 2020 was primarily attributable to $14.8 million from maturities of marketable securities, partially offset by net purchases of property and equipment of $4.9 million.
Cash flows from financing activities
Cash provided by financing activities of $72.0 million for the year ended December 31, 2020 was primarily attributable to $143.8 million proceeds from the issuance of our 2025 Notes, and $5.4 million received from stock purchases made through our employee stock purchase plan and employee stock option exercises, partially offset by $56.0 million used in the partial repurchase of our 2022 Notes, $10.2 million used in the purchase of Capped Calls and $6.2 million in tax payments for net RSU settlements.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020:

(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Operating lease obligations	$73,114	$12,794	$12,945	$11,924	$11,519	$11,306	$12,626
Sponsorship commitments	1,509	1,059	450	—	—	—	—
Other contractual commitments	27,526	19,165	6,361	1,882	118	—	—
Long-term debt (1)	284,268	7,279	128,073	1,797	1,797	145,322	—
Total contractual cash obligations	$386,417	$40,297	$147,829	$15,603	$13,434	$156,628	$12,626
(1)    The Company's convertible senior notes are due in April 2022 and November 2025. The balances include accrued and unpaid interest as of December 31, 2020. Refer to Note 4 Financing Arrangements.
See Note 4 Financing Arrangements, for a discussion regarding our 2022 Notes and 2025 Notes, and Note 9 Commitments, contingencies and guarantees, for a discussion regarding facility leases and other contractual commitments in the Notes to Consolidated Financial Statements.
Indemnifications
We have entered into indemnification agreements with our directors and executive officers which require us to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, we enter into agreements that contain a variety of representations and warranties, and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of December 31, 2020, we have not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.
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
Revenue recognition
We derive substantially all of our revenue from the sale of cameras, mounts and accessories, the related implied post contract support to customers and subscription services. We recognize revenue when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The transaction price we expect to be entitled to is primarily comprised of product revenue, net of returns and variable consideration, including sales incentives provided to customers.
For most of our revenue, revenue is recognized at the time the product is delivered and when collection is considered probable. For the Company’s subscription services, revenue is recognized on a ratable basis over the subscription term, with payments received in advanced of services being rendered recorded in deferred revenue.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
For customers who purchase products directly from GoPro.com, we retain a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs.
Our standard terms and conditions for non-web based sales do not allow for product returns other than under warranty. However, we grant limited rights to return product for certain large retailers. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer class and other factors. An estimated return liability along with a right to recover assets are recorded for future product returns. Return trends are influenced by product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality and other factors. Return rates may fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns. Actual returns in any future period could differ from our estimates, which could impact the revenue that we report.
Our camera sales contain multiple performance obligations that can include the following four separate obligations: a) a hardware component (camera and/or accessories) and the embedded firmware essential to the functionality of the hardware component delivered at the time of sale, b) the implicit right to our downloadable free apps and software solutions, c) the implied right for the customer to receive post contract support after the initial sale (PCS), and d) a subscription service. PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. Judgment is required to properly identify the accounting units of multiple performance obligations and to determine the manner in which revenue should be allocated among the obligations. We allocate the transaction price to the PCS performance obligation based on a cost-plus method. The transaction price is allocated to the remaining performance obligations on a residual value methodology or based on standalone selling price. Our process to allocate the transaction price considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable, including: the level of support provided to customers, estimated costs to provide our support, the amount of time and cost that is allocated to our efforts to develop the undelivered elements, market trends in the pricing for similar offerings, and the standalone selling price. While changes in the allocation of the transaction price among the performance obligations will not affect the amount of total revenue ultimately recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could have a material effect on our financial condition and results of operations.
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
Inventory valuation
Inventory consists of finished goods and component parts, and is stated at the lower of cost or net realizable value on a first-in, first-out basis. Our inventory balances were $97.9 million and $144.2 million as of December 31, 2020 and 2019, respectively. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including market conditions, an estimate of the future demand for our products within a specified time horizon, generally 12 months, product life cycle status, product development plans and current sales levels.
Warranty
We establish a liability for estimated product warranty costs at the time product revenue is recognized. We generally provide a 12-month warranty coverage on all of our products except in the European Union where we provide a 2-year warranty. The Company also offers extended warranty programs for a fee. Our estimate of costs to service our warranty obligations are based on historical experience of repair and replacement of the associated products and expectations of future conditions. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials or other costs differ from our estimates, additional warranty liabilities could be required, which could materially affect our results of operations.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income taxes
We are subject to income taxes in the United States and multiple foreign jurisdictions. Our effective tax rates differ from the United States federal statutory rate, primarily due to changes in our valuation allowance, the effect of non-United States operations, deductible and non-deductible stock-based compensation expense, state taxes, federal research and development tax credits and other adjustments. Our effective tax rate was negative 7.8%, 23.2% and negative 1.3% in 2020, 2019 and 2018, respectively. The calculation of our provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is primarily affected by the tax rates that apply to our foreign earnings.
Due to our history of net losses in the United States and the difficulty in predicting future results, we believe that we cannot rely on projections of future taxable income to realize most of our deferred tax assets. Accordingly, we have established a full valuation allowance against our United States federal and states net deferred tax assets. Significant management judgement is required in assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support its reversal. Our income tax expense recorded in the future will be reduced to the extent that sufficient positive evidence materializes to support a reversal, or decrease in, our valuation allowance.
Uncertain tax positions. We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We file annual income tax returns in multiple taxing jurisdictions around the world and a number of years may elapse before an uncertain tax position is audited by the relevant tax authorities and finally resolved. We have established reserves to address potential exposures related to tax positions that could be challenged by tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position and we can provide no assurance that the final tax outcome of these matters will not be materially different, we believe that we have adequately reserved for our uncertain tax positions.
Our future effective tax rates could be adversely affected if actual earnings are different than our estimates, by changes in the valuation of our deferred tax assets or liabilities, outcomes resulting from income tax examinations, or by changes or interpretations in tax laws, regulations or accounting principles.
Goodwill, acquired intangible assets and long-lived assets
When we acquire a business, we allocate the purchase price to the net tangible and identifiable intangible assets, with the residual of the purchase price recorded as goodwill. The determination of the fair value of the intangible assets acquired involves significant judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future, technology obsolescence, and the appropriate weighted-average cost of capital. Our estimate of the fair value of certain assets may differ materially from that determined by others who use different assumptions or utilize different business models.
Impairment of goodwill and long-lived assets. We perform an annual assessment of our goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of our single reporting unit would be less than its carrying value. If we determine that it is more likely than not that the fair value of our single reporting unit is less than its carrying value, we measure the amount of impairment as the amount the carrying value of our single reporting entity exceeds the fair value. As of December 31, 2020, we determined that no impairment of the carrying value of goodwill was required.
Long-lived assets, such as property and equipment, intangible assets subject to amortization and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We recorded a $12.5 million right-of-use asset impairment in 2020 primarily related to our headquarters campus. We used the following significant

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
assumptions to determine the impairment charge: future sublease rental rates, future sublease market conditions and a discount rate based on the weighted-average cost of capital.
Convertible Senior Notes
We account for our convertible senior notes in accordance with ASC 470-20, Debt with Conversion and Other Options. As our 2022 Notes and 2025 Notes have a net settlement feature and may be settled wholly or partially in cash upon conversion, we are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is determined by estimating the fair value of a similar liability without the conversion option using income and market based approaches. For the income-based approach, we use a convertible bond pricing model that includes several assumptions such as volatility and the risk-free rate. For the market-based approach, we evaluate issuances of convertible debt securities by other companies at the time of issuance. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective terms of the 2022 Notes and 2025 Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the 2022 Notes and 2025 Notes, the allocation of issuance costs incurred between the liability and equity components were based on their relative values. Similarly, in accordance with ASC 470-20, transactions involving contemporaneous exchanges of cash between the same debtor and creditor in connection with the issuance of a new debt obligation and satisfaction of an existing debt obligation by the debtor, such as the contemporaneous 2022 Notes partial repurchase and issuance of the 2025 Notes, should be evaluated as a modification or an exchange transaction depending on whether the exchange is determined to have substantially different terms. The 2022 Notes partial repurchase and issuance of the 2025 Notes were deemed to have substantially different terms due to the significant difference between the value of the conversion option immediately prior to and after the exchange, and consequently, we accounted for the 2022 Notes partial repurchase as a debt extinguishment. The total consideration for the 2022 Notes partial repurchase was separated into liability and equity components by estimating the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. The effective interest rate used to estimate the fair value of the liability component of the 2022 Notes partial repurchase is based on the income approach used to determine the effective interest rate of the 2025 Notes, adjusted for the remaining term of the 2022 Notes. The gain or loss on extinguishment of the debt is subsequently determined by comparing repurchase consideration allocated to the liability component to the sum of the carrying value of the liability component, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs.

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
•adjusted EBITDA and non-GAAP net income (loss) exclude restructuring and other related costs which primarily include severance-related costs, stock-based compensation expenses, facilities consolidation charges recorded in connection with restructuring actions announced in the fourth quarter of 2016, first quarter of 2017, first quarter of 2018 and second quarter of 2020, including right-of-use asset impairment charges, and the related ongoing operating lease cost of those facilities recorded under ASC 842, Leases. These expenses do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of current operating performance or comparisons to the operating performance in other periods;
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
•adjusted EBITDA and non-GAAP net income (loss) exclude the loss on extinguishment of debt because it is not reflective of ongoing operating results in the period, and the frequency and amount of such losses are inconsistent;
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
•non-GAAP net income (loss) excludes non-cash interest expense. In connection with the issuance of the Convertible Senior Notes in April 2017 and November 2020, we are required to recognize non-cash interest expense in accordance with the authoritative accounting guidance for convertible debt that may be settled in cash;
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
The following tables present a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended December 31,
(in thousands)	2020	2019
Net income	$44,413	$95,820
Income tax expense (benefit)	116	(3,928)
Interest expense, net	5,442	5,032
Depreciation and amortization	3,570	6,445
POP display amortization	708	1,666
Stock-based compensation	8,037	7,028
Loss on extinguishment of debt	5,389	—
Restructuring and other costs	69	29
Adjusted EBITDA	$67,744	$112,092

	Year ended December 31,
(in thousands)	2020	2019	2018	2017	2016
Net loss	$(66,783)	$(14,642)	$(109,034)	$(182,873)	$(419,003)
Income tax (benefit) expense	4,826	(4,428)	1,359	6,486	43,829
Interest expense	19,993	17,872	17,278	12,804	1,401
Depreciation and amortization	19,065	26,268	35,063	41,478	41,639
POP display amortization	4,176	7,504	13,482	19,190	19,623
Stock-based compensation	29,963	37,188	40,887	51,255	69,527
Impairment of intangible assets	—	—	—	—	7,088
Loss on extinguishment of debt	5,389	—	—	—	—
Restructuring and other costs	26,571	2,196	22,743	20,292	43,089
Adjusted EBITDA	$43,200	$71,958	$21,778	$(31,368)	$(192,807)

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables present a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended December 31,
(in thousands, except per share data)	2020	2019
Net income	$44,413	$95,820
Stock-based compensation	8,037	7,028
Acquisition-related costs	723	1,864
Restructuring and other costs	69	29
Non-cash interest expense	3,018	2,354
Loss on extinguishment of debt	5,389	—
Income tax adjustments	(585)	(4,597)
Non-GAAP net income	$61,064	$102,498

GAAP diluted net income per share	$0.28	$0.65
Non-GAAP diluted net income per share	$0.39	$0.70

GAAP and non-GAAP shares for diluted net income per share	156,464	147,052

	Year ended December 31,
(in thousands)	2020	2019	2018	2017	2016
Net loss	$(66,783)	$(14,642)	$(109,034)	$(182,873)	$(419,003)
Stock-based compensation	29,963	37,188	40,887	51,255	69,527
Acquisition-related costs	4,598	7,818	11,456	8,991	17,346
Restructuring and other costs	26,571	2,196	22,743	20,292	43,089
Non-cash interest expense	10,366	8,987	8,112	5,345	—
Loss on extinguishment of debt	5,389	—	—	—	—
Gain on sale and license of intellectual property	—	—	(5,000)	—	—
Income tax adjustments (1)	2,675	(6,292)	(1,073)	1,123	87,794
Non-GAAP net income (loss)	$12,779	$35,255	$(31,909)	$(95,867)	$(201,247)

GAAP diluted net loss per share	$(0.45)	$(0.10)	$(0.78)	$(1.32)	$(3.01)
Non-GAAP diluted net income (loss) per share	$0.08	$0.24	$(0.23)	$(0.69)	$(1.44)

GAAP shares for diluted net loss per share	149,037	144,891	139,495	138,056	139,425
Add: effect of dilutive shares	3,096	1,580	—	—	—
Non-GAAP shares for diluted net income (loss) per share	152,133	146,471	139,495	138,056	139,425
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
Foreign currency risk. Revenue generated from GoPro.com, which has increased in 2020 as a result of our focus on our direct-to-consumer sales strategy, is denominated in U.S. dollars and various foreign currencies. However, to date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had limited foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies, principally the Euro, Japanese Yen, British Pound, Canadian Dollar and Romanian Leu. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we continue to focus on the growth of our direct-to-consumer business and expand our operations, if foreign currency exchange rates become volatile, or if foreign currency held in our foreign entities increases, our exposure to foreign currency risk could become more significant. To date, we have not entered into any material foreign currency exchange contracts. For assets and liabilities denominated in other currencies, we do not believe that the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar would have a material effect on our results of operations from such a shift.
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
The fair value of our 2022 Convertible Senior Notes (2022 Notes) and 2025 Convertible Senior Notes (2025 Notes) are subject to interest rate risk, market risk and other factors due to the conversion feature. The capped call that was entered into concurrently with the issuance of our 2025 Notes were completed to reduce the potential dilution from the conversion of the 2025 Notes. The fair value of the 2022 Notes and 2025 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2022 Notes and 2025 Notes will generally increase as our Class A common stock price increases and will generally decrease as the common stock price declines. The interest and market value changes affect the fair value of the 2022 Notes and 2025 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Item 8. Financial Statements and Supplementary Data
GoPro, Inc.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption Results of Operations, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GoPro, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GoPro, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for the tax consequences of intra-entity asset transfers in 2018.
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
Operating Lease Right-of-Use Asset Impairment Assessment
As described in Notes 1 and 11 to the consolidated financial statements, the Company’s consolidated operating lease right-of-use asset balance was $31.6 million as of December 31, 2020. Management performs periodic assessments of its operating lease right-of-use assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The recoverability of assets is measured by comparing the carrying amount to the estimated future undiscounted cash flows. If it is determined that an asset is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. During 2020, the Company approved a restructuring plan to reduce future operating expenses, optimize its business and address the impact of the COVID-19 pandemic. The restructuring provided for the consolidation of certain leased office facilities which resulted in management recording a $12.5 million right-of-use asset impairment primarily related to its headquarters campus. Fair value was estimated by management using a discounted cash flow method. The discounted future cash flows were determined by management based on future sublease rental rates, future sublease market conditions and a discount rate based on the weighted-average cost of capital.
The principal considerations for our determination that performing procedures relating to the operating lease right-of-use asset impairment assessment is a critical audit matter are the significant judgment by management when determining the fair value estimate, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the future sublease rental rates and future sublease market conditions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s operating lease right-of-use impairment assessment, including controls over the development of assumptions related to the future sublease rental rates and future sublease market conditions used in the impairment assessment. These procedures also included, among others (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of significant assumptions related to the future sublease rental rates and future sublease market conditions. Evaluating management’s assumptions related to the future sublease rental rates and future sublease market conditions involved evaluating whether the assumptions used were reasonable considering the consistency with external market data and evidence obtained in other areas of audit.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 12, 2021

We have served as the Company’s auditor since 2011.

GoPro, Inc.
Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$325,654	$150,301
Restricted cash	2,000	—
Marketable securities	—	14,847
Accounts receivable, net	107,244	200,634
Inventory	97,914	144,236
Prepaid expenses and other current assets	23,872	25,958
Total current assets	556,684	535,976
Property and equipment, net	23,711	36,539
Operating lease right-of-use assets	31,560	53,121
Intangible assets, net	1,214	5,247
Goodwill	146,459	146,459
Other long-term assets	11,771	15,461
Total assets	$771,399	$792,803

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$111,399	$160,695
Accrued expenses and other current liabilities	113,776	141,790
Short-term operating lease liabilities	9,369	9,099
Deferred revenue	28,149	15,467
Total current liabilities	262,693	327,051
Long-term taxes payable	18,099	13,726
Long-term debt	218,172	148,810
Long-term operating lease liabilities	51,986	62,961
Other long-term liabilities	4,431	6,726
Total liabilities	555,381	559,274

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 122,233 and 117,922 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 28,885 and 28,897 shares issued and outstanding, respectively	980,147	930,875
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(650,516)	(583,733)
Total stockholders’ equity	216,018	233,529
Total liabilities and stockholders’ equity	$771,399	$792,803
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2020	2019	2018
Revenue	$891,925	$1,194,651	$1,148,337
Cost of revenue	577,411	781,862	786,903
Gross profit	314,514	412,789	361,434
Operating expenses:
Research and development	131,589	142,894	167,296
Sales and marketing	151,380	206,431	222,096
General and administrative	68,364	65,797	66,004
Total operating expenses	351,333	415,122	455,396
Operating loss	(36,819)	(2,333)	(93,962)
Other income (expense):
Interest expense	(20,257)	(19,229)	(18,683)
Other income (expense), net	(4,881)	2,492	4,970
Total other expense, net	(25,138)	(16,737)	(13,713)
Loss before income taxes	(61,957)	(19,070)	(107,675)
Income tax expense (benefit)	4,826	(4,428)	1,359
Net loss	$(66,783)	$(14,642)	$(109,034)

Basic and diluted net loss per share	$(0.45)	$(0.10)	$(0.78)

Weighted-average number of shares outstanding, basic and diluted	149,037	144,891	139,495
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Stockholders’ Equity

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2017	137,000	$854,452	$(113,613)	$(442,134)	$298,705
Common stock issued under employee benefit plans, net of shares withheld for tax	4,067	5,099	—	—	5,099
Taxes paid related to net share settlements	—	(6,650)	—	—	(6,650)
Stock-based compensation expense	—	41,854	—	—	41,854
Cumulative effect of adoption of new accounting standards	—	—	—	(17,862)	(17,862)
Net loss	—	—	—	(109,034)	(109,034)
Balances at December 31, 2018	141,067	894,755	(113,613)	(569,030)	212,112
Common stock issued under employee benefit plans, net of shares withheld for tax	5,751	5,553	—	—	5,553
Taxes paid related to net share settlements	—	(6,618)	—	—	(6,618)
Stock-based compensation expense	—	37,185	—	—	37,185
Cumulative effect of adoption of new accounting standards	—	—	—	(61)	(61)
Net loss	—	—	—	(14,642)	(14,642)
Balances at December 31, 2019	146,818	930,875	(113,613)	(583,733)	233,529
Common stock issued under employee benefit plans, net of shares withheld for tax	4,301	5,481	—	—	5,481
Taxes paid related to net share settlements	—	(6,207)	—	—	(6,207)
Stock-based compensation expense (Note 6)	—	29,963	—	—	29,963
Equity component of 2025 convertible senior notes	—	35,674	—	—	35,674
Purchase of Capped Calls related to 2025 convertible senior notes	—	(10,249)	—	—	(10,249)
Equity component of partial repurchase of 2022 convertible senior notes	—	(5,390)	—	—	(5,390)
Net loss	—		—	(66,783)	(66,783)
Balances at December 31, 2020	151,119	$980,147	$(113,613)	$(650,516)	$216,018
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2020	2019	2018
Operating activities:
Net loss	$(66,783)	$(14,642)	$(109,034)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,065	26,268	35,063
Non-cash operating lease cost	6,565	6,990	—
Stock-based compensation	29,963	37,188	40,887
Deferred income taxes	(50)	(32)	(389)
Non-cash restructuring charges	5,242	(199)	6,282
Impairment of right-of-use assets	12,460	—	—
Non-cash interest expense	10,366	8,987	8,112
Loss on extinguishment of debt	5,389	—	—
Gain on sale and license of intellectual property	—	—	(5,000)
Other	1,072	(1,182)	1,696
Changes in operating assets and liabilities:
Accounts receivable, net	93,084	(71,269)	(16,460)
Inventory	46,322	(27,778)	34,093
Prepaid expenses and other assets	6,392	7,486	35,390
Accounts payable and other liabilities	(87,501)	3,210	(70,400)
Deferred revenue	12,196	529	(2,674)
Net cash provided by (used in) operating activities	93,782	(24,444)	(42,434)

Investing activities:
Purchases of property and equipment, net	(4,881)	(8,348)	(11,004)
Purchases of marketable securities	—	(43,636)	(57,731)
Maturities of marketable securities	14,830	56,888	57,500
Sale of marketable securities	—	17,867	—
Proceeds from the sale and license of intellectual property	—	—	5,000
Asset acquisition	(438)	—	—
Net cash provided by (used in) investing activities	9,511	22,771	(6,235)

Financing activities:
Proceeds from issuance of common stock	5,435	5,574	5,169
Taxes paid related to net share settlement of equity awards	(6,207)	(6,618)	(6,650)
Proceeds from issuance of 2025 convertible senior notes	143,750	—	—
Payment of debt issuance costs	(4,752)	—	—
Purchase of Capped Calls related to 2025 convertible senior notes	(10,249)	—	—
Payments for 2022 convertible senior notes partial repurchase	(56,000)	—	—
Proceeds from borrowings	30,000	20,000	—
Repayment of borrowings	(30,000)	(20,000)	—
Net cash provided by (used in) financing activities	71,977	(1,044)	(1,481)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,083	923	(259)
Net change in cash, cash equivalents and restricted cash	177,353	(1,794)	(50,409)
Cash, cash equivalents and restricted cash at beginning of period	150,301	152,095	202,504

Cash, cash equivalents and restricted cash at end of period	$327,654	$150,301	$152,095

Supplementary cash flow disclosure:
Cash paid for interest	$6,717	$6,179	$6,125
Cash paid (refunded) for income taxes, net	$2,237	$176	$(32,090)
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,030	$316	$223
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
The Company’s operating results, financial position and cash flows were negatively impacted by the COVID-19 pandemic beginning in the first quarter of 2020 and as a result, the Company accelerated a shift in its sales channel strategy to focus more on direct-to-consumer sales through GoPro.com, and implemented a restructuring plan in April 2020, which primarily impacted the Company’s global workforce, sales and marketing expenses, and leased facilities. These actions were reflected in the Company’s financial results starting in the second quarter of 2020 by reducing on-going operating expenses and helped accelerate its ability to achieve profitability. In 2020, the Company also issued additional convertible senior notes and entered into a new credit facility thus providing sufficient resources to continue as a going concern for at least one year from the date of issuance of the consolidated financial statements contained in this Annual Report on Form 10-K.
The consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected for any other future period.
Principles of consolidation. These consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition and the allocation of the transaction price (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), fair value of convertible senior notes, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The extent and continued impact of COVID-19 has been taken into account by management in making the significant assumptions and estimates related to the above; however, if the duration and spread of the outbreak, the impact on our customers, and the effect on our contract manufacturers, vendors and supply chains is different from the Company’s estimates and assumptions, then actual results could differ materially. Given the uncertainty with respect to COVID-19, the Company’s estimates and assumptions may evolve as conditions change. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the Consolidated Statements of Comprehensive Income (Loss) have been omitted.
Cash equivalents and marketable securities. Cash equivalents primarily consist of investments in money market funds with maturities of three months or less from the date of purchase. Marketable securities consist of commercial paper, U.S. treasury securities and corporate debt securities, and are classified as available-for-sale securities. The Company views these securities as available to support current operations and has classified all

GoPro, Inc.
Notes to Consolidated Financial Statements
available-for-sale securities as current assets. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included in stockholders’ equity. Unrealized gains and losses are charged against other income (expense), net, for declines in fair value below the cost of an individual investment that is deemed to be other than temporary. The Company has not identified any marketable securities as other-than-temporarily impaired for the periods presented. The cost of securities sold is based upon a specific identification method.
Restricted cash. As of December 31, 2020 and 2019, the Company had an outstanding letter of credit collateralized by a money market account of $2.0 million and zero, respectively, for certain duty related requirements.
Accounts receivable. Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, age of the accounts receivable balances, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. The allowance for doubtful accounts as of December 31, 2020 and 2019 was $0.5 million and $0.8 million, respectively.
Inventory. Inventory consists of finished goods and component parts, which are purchased directly from contract manufacturers or from suppliers. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and estimated market value plus the estimated cost to sell. The Company’s assessment of market value is based upon assumptions around market conditions and estimated future demand for its products within a specified time horizon, generally 12 months, product life cycle status, product development plans and current sales levels. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
Prior to January 1, 2019, the Company recognized leases under Accounting Standards Codification (ASC) 840, Leases, which had the following differences from the current lease standard, ASC 842, Leases:
•Operating leases were previously not recorded on the Company’s consolidated balance sheets.
•The Company calculated a liability for future costs to be incurred under a lease for its remaining term without economic benefit to the Company upon determination of a cease-use date. The fair value of the liability was determined based on remaining lease payments, estimated sublease income and the effects of any prepaid or deferred items recognized under the lease.
Goodwill and acquired intangible assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. For intangible assets acquired in a business combination, the determination of the estimated fair values of the assets received involves significant judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future, technology obsolescence, and the appropriated weighted-average cost of capital. Valuation approaches consistent with the market approach, income approach and/or cost approach are used to measure fair value.
Impairment of goodwill and long-lived assets. The Company performs an annual assessment of its goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of its single reporting unit is less than its carrying value. There was no impairment of goodwill recorded for any periods presented. For the Company’s annual impairment testing in 2020, the Company did not identify any indicators of potential impairment of its single reporting unit. Other indefinite-lived intangible assets are assessed for impairment at least annually. If their carrying value exceeds the estimated fair value, the difference is recorded as an impairment.
Long-lived assets, such as property and equipment, intangible assets subject to amortization and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. The Company recorded a $12.5 million right-of-use asset impairment in 2020 primarily related to its headquarter campus as described further in Note 11 Restructuring charges. The Company used the following significant assumptions to determine the impairment charge: future sublease rental rates, future sublease market conditions and a discount rate based on the weighted-average cost of capital. The Company did not record any impairment charges in 2019 or 2018.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
Convertible Senior Notes. In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due April 15, 2022 (2022 Notes). In November 2020, the Company issued $143.8 million aggregate principal amount of 1.25% Convertible Senior Notes due November 15, 2025 (2025 Notes). Concurrently with the issuance of the 2025 Notes, the Company used a portion of the net proceeds to repurchase part of the 2022 Notes. See Note 4 Financing Arrangements for additional details.
The Company accounts for its 2022 Notes and 2025 Notes in accordance with ASC 470-20, Debt with Conversion and Other Options. As the Company’s 2022 Notes and 2025 Notes have a net settlement feature and may be settled wholly or partially in cash upon conversion, the Company is required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is determined by estimating the fair value of a similar liability without the conversion option using income and market based approaches. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the remaining term of the convertible senior notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the 2022 Notes and 2025 Notes, the allocation of issuance costs incurred between the liability and equity components were based on their relative values.
The total consideration for the 2022 Notes partial repurchase was separated into liability and equity components by estimating the fair value of a similar liability without a conversion option and assigning the residual value to the equity component. The effective interest rate used to estimate the fair value of the liability component of the 2022 Notes partial repurchase is based on the income approach used to determine the effective interest rate of the 2025 Notes, adjusted for the remaining term of the 2022 Notes. The gain or loss on extinguishment of the debt was subsequently determined by comparing repurchase consideration allocated to the liability component to the sum of the carrying value of the liability component, net of the proportionate amounts of unamortized debt discount and remaining unamortized debt issuance costs.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
The Company’s camera sales contain multiple performance obligations that can include four separate obligations: a) a hardware component (camera and/or accessories) and the embedded firmware essential to the functionality of the hardware component delivered at the time of sale, b) the implicit right to our downloadable free apps and software solutions, c) the implied right for the customer to receive post contract support after the initial sale (PCS), and d) a subscription service. The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology. The transaction price is allocated to the remaining performance obligations on a residual value methodology or based on standalone selling price. The Company’s process to allocate the transaction price considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable, including: the level of support provided to customers, estimated costs to provide the Company’s support, the amount of time and cost that is allocated to the Company’s efforts to develop the undelivered elements, market trends in the pricing for similar offerings and the standalone selling price.
The transaction prices allocated to the delivered hardware, related embedded firmware and free software solutions are recognized as revenue at the time of sale, provided the conditions for recognition of revenue have been met. The transaction price allocated to PCS is deferred and recognized as revenue on a straight-line basis over the estimated term of the support period, which is estimated to be 15 months based on historical experience. Deferred revenue as of December 31, 2020 and December 31, 2019 also included amounts related to the Company’s subscription services. The Company’s short-term and long-term deferred revenue balances totaled $29.3 million and $16.6 million as of December 31, 2020 and 2019, respectively. Of the deferred revenue balance as of December 31, 2019 and 2018, the Company recognized $15.4 million and $15.0 million of revenue during the year ended December 31, 2020 and 2019, respectively.
Prior to January 1, 2018, the Company recognized revenue under ASC 605, Revenue Recognition. ASC 605 is materially similar to ASC 606, Revenue from Contracts with Customers, with the following differences:
•The Company recognized revenue when persuasive evidence of an arrangement existed, delivery had occurred, the sales price was fixed and determinable and collectability was reasonably assured.
•The Company allocated the transaction price based on its best estimate of the selling price (BESP). The Company’s process for determining BESP was materially the same as its’ current allocation of the transaction price to each performance obligations.
•Sales incentives were recorded as a reduction to revenue in the period the incentives were offered to customers ore the related revenue was recognized, whichever was later.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
Advertising costs. Advertising costs consist of costs associated with print, television and e-commerce media advertisements and are expensed as incurred. The Company incurs promotional expenses resulting from payments under event, resort and athlete sponsorship contracts. These sponsorship arrangements are considered to be executory contracts and, as such, the costs are expensed as performance under the contract is received. The costs associated with the preparation of sponsorship activities, including the supply of GoPro products, media team support, and activation fees are expensed as incurred. Prepayments made under sponsorship agreements are included in prepaid expenses or other long-term assets depending on the period to which the prepayment applies. Advertising costs were $34.1 million, $67.3 million and $73.0 million in 2020, 2019 and 2018, respectively.
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
Income taxes. The Company utilizes the asset and liability method for computing its income tax provision, under which deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. Management makes estimates, assumptions and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income in each tax jurisdiction and, to the extent the Company believes recovery is not likely, establishes a valuation allowance. On January 1, 2018, the Company adopted ASU 2016-16 Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory which required the Company to recognize the income tax consequence of intra-entity asset transfers when transfers occur. Upon adoption, the net impact to equity was an increase in the accumulated deficit of $15.0 million. Prior to January 1, 2018, the Company recognized the income tax consequence of intra-entity asset transfers when the asset was sold to an outside party or otherwise recovered through use.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
Recent accounting standards

Standard	Description	Company’s date of adoption	Effect on the consolidated financial statements or other significant matters
Standards that were adopted
Intangible - Goodwill and Other ASU No. 2017-04 (Topic 350)	This standard simplifies the accounting for goodwill and removes Step 2 of the annual goodwill impairment test. Upon adoption, goodwill impairment is determined based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is applied on a prospective transition method.	January 1, 2020	The adoption of this standard did not impact the Company’s consolidated financial statements and related disclosures.
Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ASU No. 2016-13 (Topic 326)	The standard changes the impairment model for most financial assets and replaces the existing incurred loss model with a current expected credit loss (CECL) model. The standard is applied on a modified retrospective approach.	January 1, 2020	The Company’s allowance for doubtful accounts and valuation of available-for-sale securities are subject to this standard. The Company concluded the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.

Standard	Description	Expected date of adoption	Effect on the consolidated financial statements or other significant matters
Standards not yet adopted
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) ASU No. 2020-06	This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments and contracts on an entity’s own equity. Specifically, the standard removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or if the convertible debt was issued at a substantial premium. This standard also removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception. Lastly, entities are required to use the if-converted method for convertible instruments in the diluted earnings per share calculation. Early adoption is permitted, but no earlier than the fiscal year beginning after December 15, 2020. The standard can be applied using a full or modified retrospective approach.	January 1, 2022
Upon adoption, the Company expects a decrease to additional paid in capital, an increase in the carrying value of its convertible notes and an increase to retained earnings. After adoption, the Company expects a reduction in its reported interest expense. Additionally, the Company expects the use of the if-converted method for calculating diluted earnings per share will result in an increase in weighted-average shares outstanding. The Company will continue to evaluate the effect that the adoption of this standard will have on its financial statements.

Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial statements.

GoPro, Inc.
Notes to Consolidated Financial Statements
2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	December 31, 2020			December 31, 2019
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$19,445	$—	$19,445	$4,413	$—	$4,413
Total cash equivalents	$19,445	$—	$19,445	$4,413	$—	$4,413
Marketable securities:
Corporate debt securities	$—	$—	$—	$—	$14,847	$14,847
Total marketable securities	$—	$—	$—	$—	$14,847	$14,847
(1)    Included in cash and cash equivalents in the accompanying Consolidated Balance Sheets. Cash balances were $308.2 million, including $2.0 million of restricted cash, and $145.9 million as of December 31, 2020 and 2019, respectively.
Cash equivalents and marketable securities are classified as Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of December 31, 2019 were all less than one year in duration. At December 31, 2020 and 2019, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At December 31, 2020 and 2019, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (2022 Notes). In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 4 Financing Arrangements). The estimated fair value of the 2022 Notes and 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2022 Notes and 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the 2022 Notes was $146.0 million and $170.0 million as of December 31, 2020 and 2019, respectively, while the calculated fair value of the 2025 Notes was $166.8 million as of December 31, 2020. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the 2022 Notes and 2025 Notes.
For certain other financial assets and liabilities, including restricted cash, accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, intangible assets and operating lease right-of-use assets, in connection with periodic evaluations for potential impairment. In 2020, the fair value of Company’s operating lease right-of-use asset related to its headquarters campus was determined based on unobservable (Level 3) inputs, as discussed in Note 11 Restructuring charges.

GoPro, Inc.
Notes to Consolidated Financial Statements
3. Consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	December 31, 2020	December 31, 2019
Components	$13,229	$20,370
Finished goods	84,685	123,866
Total inventory	$97,914	$144,236
Property and equipment, net

(in thousands)	Useful life (in years)	December 31, 2020	December 31, 2019
Leasehold improvements (1)	1–9	$35,180	$50,736
Production, engineering and other equipment	4	48,908	45,649
Tooling	1–2	17,635	19,216
Computers and software	2	22,385	21,719
Furniture and office equipment	3	6,315	10,846
Tradeshow equipment and other	2–5	5,860	7,009
Construction in progress		22	45
Gross property and equipment		136,305	155,220
Less: Accumulated depreciation and amortization		(112,594)	(118,681)
Property and equipment, net		$23,711	$36,539
(1)    Refer to Note 11 Restructuring charges, for details of operating lease right-of-use asset impairment charges recorded in 2020.
Depreciation expense was $14.5 million, $18.5 million and $23.6 million in 2020, 2019 and 2018, respectively. In 2020, the Company recorded accelerated depreciation charges in connection with its plans to vacate certain leased office facilities as disclosed in Note 11 Restructuring charges.
Intangible assets

	Useful life (in months)	December 31, 2020
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$51,066	$(49,867)	$1,199
Domain name		15	—	15
Total intangible assets		$51,081	$(49,867)	$1,214

	Useful life (in months)	December 31, 2019
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$50,501	$(45,269)	$5,232
Domain name		15	—	15
Total intangible assets		$50,516	$(45,269)	$5,247

GoPro, Inc.
Notes to Consolidated Financial Statements

Amortization expense was $4.6 million, $7.8 million and $11.4 million in 2020, 2019 and 2018, respectively. At December 31, 2020, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2021	$1,152
2022	47
$1,199
Other long-term assets

(in thousands)	December 31, 2020	December 31, 2019
Point of purchase (POP) displays	$3,612	$7,595
Long-term deferred tax assets	966	864
Deposits and other	7,193	7,002
Other long-term assets	$11,771	$15,461
Amortization expense for POP displays was $4.2 million, $7.5 million and $13.5 million in 2020, 2019 and 2018, respectively.
Accrued expenses and other current liabilities

(in thousands)	December 31, 2020	December 31, 2019
Accrued liabilities (1)	$39,444	$42,153
Accrued sales incentives	30,609	39,120
Employee related liabilities (1)	7,067	20,494
Return liability	10,817	14,854
Warranty liability	7,997	9,899
Inventory received	1,709	5,737
Customer deposits	2,347	2,063
Purchase order commitments	1,921	1,710
Income taxes payable	221	1,166
Other	11,644	4,594
Accrued expenses and other current liabilities	$113,776	$141,790
(1)    See Note 11 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Year ended December 31,
(in thousands)	2020	2019	2018
Beginning balance	$11,398	$10,971	$10,373
Charged to cost of revenue	12,690	16,933	24,725
Settlement of warranty claims	(15,565)	(16,506)	(24,127)
Warranty liability	$8,523	$11,398	$10,971
At December 31, 2020 and 2019, $8.0 million and $9.9 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.5 million and $1.5 million, respectively, was recorded as a component of other long-term liabilities.

GoPro, Inc.
Notes to Consolidated Financial Statements

4. Financing Arrangements
2016 Credit Facility
In March 2016, the Company entered into a Credit Agreement (2016 Credit Agreement) with certain banks which provides for a secured revolving credit facility (2016 Credit Facility) under which the Company may borrow up to an aggregate amount of $250.0 million. The Company and its lenders may increase the total commitments under the 2016 Credit Facility to up to an aggregate amount of $300.0 million, subject to certain conditions. The 2016 Credit Facility will terminate and any outstanding borrowings become due and payable in March 2021.
The amount that may be borrowed under the 2016 Credit Facility is determined at periodic intervals and is based upon the Company’s inventory and accounts receivable balances. Borrowed funds accrue interest based on an annual rate of (a) London Interbank Offered Rate (LIBOR) or (b) the administrative agent’s base rate, plus an applicable margin of between 1.50% and 2.00% for LIBOR rate loans, and between 0.50% and 1.00% for base rate loans. The Company is required to pay a commitment fee on the unused portion of the 2016 Credit Facility of 0.25% or 0.375% per annum, based on the level of utilization of the 2016 Credit Facility. Amounts owed under the 2016 Credit Agreement and related credit documents are guaranteed by GoPro, Inc. and its material subsidiaries. GoPro, Inc. has also granted security interests in substantially all of its assets to collateralize this obligation.
The 2016 Credit Agreement contains customary covenants, such as financial statement reporting requirements and limiting the ability of the Company and its subsidiaries to pay dividends or incur debt, create liens and encumbrances, make investments, and redeem or repurchase stock. The Company is required to maintain a minimum fixed charge coverage ratio if and when the unborrowed availability under the 2016 Credit Facility is less than the greater of $25.0 million or 10.0% of the borrowing base at such time. The 2016 Credit Agreement also contains customary events of default, such as the failure to pay obligations when due, initiation of bankruptcy or insolvency proceedings, or defaults on certain other indebtedness. Upon an event of default, the lenders may, subject to customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral.
At December 31, 2020 and 2019, the Company was in compliance with all financial covenants contained in the 2016 Credit Agreement. As of December 31, 2020 and 2019, the Company had zero borrowings outstanding on the 2016 Credit Facility. Concurrently with the execution of the 2021 Credit Agreement in January 2021, the Company terminated the 2016 Credit Agreement, which would otherwise have matured on March 25, 2021.
2021 Credit Facility
In January 2021, the Company entered into a Credit Agreement (2021 Credit Agreement) with a certain bank which provides for a revolving credit facility (2021 Credit Facility) under which the Company may borrow up to an aggregate amount of $50.0 million. The 2021 Credit Facility will terminate and any outstanding borrowings become due and payable until the earlier of (i) in January 2024 and (ii) unless the Company has cash in a specified deposit account in an amount equal to or greater than the amount required to repay the Company’s convertible notes due April 2022, 91 days prior to the maturity date of such convertible notes.
The amount that may be borrowed under the 2021 Credit Agreement may be based on a customary borrowing base calculation if the Company’s Asset Coverage Ratio is at any time less than 1.50. The Asset Coverage Ratio is defined as the ratio of (i) the sum of (a) the Company’s cash and cash equivalents in the United States plus specified percentages of other qualified debt investments (Qualified Cash) plus (b) specified percentages of the net book values of the Company’s accounts receivable and certain inventory to (ii) $50.0 million.
At the Company’s option, borrowed funds accrue interest at either (i) a floating rate per annum equal to the base rate plus a margin of from 0.50% to 1.00% depending on the Company’s Asset Coverage Ratio or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market plus a margin of from 1.50% to 2.00% depending on the Company’s Asset Coverage Ratio. The Company is required to pay a commitment fee on the unused portion of the 2021 Credit Facility of 0.375% to 0.50% per annum, based on the level of utilization of the 2021 Credit Facility. Amounts owed under the 2021 Credit Agreement are guaranteed by certain of the Company’s United States subsidiaries and secured by a first priority security interest in substantially

GoPro, Inc.
Notes to Consolidated Financial Statements
all of the asset of the Company and of these subsidiaries (other than intellectual property, which is subject to a negative pledge restricting grants of security interests to third parties).
The 2021 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases and other matters, all subject to certain exceptions. In addition, the Company is required to maintain Liquidity (the sum of unused availability under the credit facility and the Company’s Qualified Cash) of at least $55.0 million (of which at least $40.0 million shall be attributable to Qualified Cash), or, if the borrowing base is then in effect, minimum unused availability under the credit facility of at least $10.0 million. The 2021 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments and change of control. Upon an event of default, the lender may, subject to customary cure rights, require the immediate payment of all amounts outstanding.
2022 Convertible Notes
In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 (2022 Notes). The 2022 Notes are senior, unsecured obligations of GoPro and mature on April 15, 2022 (Maturity Date), unless earlier repurchased or converted into shares of Class A common stock under certain circumstances. The 2022 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 94.0071 shares of Class A common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. Based on current and projected liquidity, the Company has the intent and ability to deliver cash up to the principal amount of the 2022 Notes then outstanding upon conversion. The Company pays interest on the 2022 Notes semi-annually in arrears on April 15 and October 15 of each year.
The $175.0 million of proceeds received from the issuance of the 2022 Notes were allocated between long-term debt (liability component) of $128.3 million and additional paid-in-capital (equity component) of $46.7 million on the Consolidated Balance Sheets. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2022 Notes. The liability component will be accreted up to the face value of the 2022 Notes of $175.0 million, which will result in additional non-cash interest expense being recognized in the Consolidated Statements of Operations through the 2022 Notes’ Maturity Date. The accretion of the 2022 Notes to par and debt issuance cost recorded to long-term debt is amortized into interest expense over the term of the 2022 Note using an effective interest rate of approximately 10.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
The Company incurred approximately $5.7 million of issuance costs related to the issuance of the 2022 Notes, of which $4.2 million and $1.5 million were recorded to long-term debt and additional paid-in capital, respectively. The $4.2 million of issuance costs recorded as long-term debt on the Consolidated Balance Sheets are being amortized over the five-year contractual term of the 2022 Notes using the effective interest method.
The Company may not redeem the 2022 Notes prior to the Maturity Date and no sinking fund is provided for the 2022 Notes. The indenture includes customary terms and covenants, including certain events of default after which the 2022 Notes may be due and payable immediately.
Holders have the option to convert the 2022 Notes in multiples of $1,000 principal amount at any time prior to January 15, 2022, but only in the following circumstances:
•during any calendar quarter beginning after the calendar quarter ending on September 30, 2017, if the last reported sale price of Class A common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day;
•during the five-business day period following any five consecutive trading day period in which the trading

GoPro, Inc.
Notes to Consolidated Financial Statements
price for the 2022 Notes is less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate for the 2022 Notes on each such trading day; or
•upon the occurrence of specified corporate events.
At any time on or after January 15, 2022 until the second scheduled trading day immediately preceding the Maturity Date of the 2022 Notes on April 15, 2022, a holder may convert its 2022 Notes, in multiples of $1,000 principal amount. Holders of the 2022 Notes who convert their 2022 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the Maturity Date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date.
Concurrently with the November 2020 issuance of the 1.25% Convertible Senior Notes due 2025 (2025 Notes), the Company used $56.2 million of the net cash proceeds from the 2025 Notes to repurchase $50.0 million principal amount of the 2022 Notes through an individual, privately negotiated transaction. The $56.2 million net cash proceeds were allocated between long-term debt (liability component) of $50.6 million and additional paid-in capital (equity component) of $5.4 million on the Consolidated Balance Sheets, and the remaining $0.2 million was related to the payment of interest. The fair value of the liability component was measured using rates determined for similar debt instrument without a conversion feature. The Company’s effective interest rate of 2.4% was based on the trading details of its 2022 Notes immediately prior to the repurchase date to determine the volatility of its 2022 Notes, and its remaining term. The cash consideration allocated to the equity component was calculated by deducting the fair value of the liability component and interest payment from the total aggregate cash consideration. The difference between the fair value of the 2022 Notes repurchased and the carrying value of $45.2 million resulted in a $5.4 million loss on extinguishment of debt for the year ended December 31, 2020.
As of December 31, 2020 and 2019, the outstanding principal on the 2022 Notes was $125.0 million and $175.0 million, respectively, the unamortized debt discount was $10.2 million and $24.3 million, respectively, the unamortized debt issuance cost was $0.8 million and $1.9 million, respectively, and the net carrying amount of the liability component was $114.0 million and $148.8 million, respectively, which was recorded as long-term debt within the Consolidated Balance Sheets. For the year ended December 31, 2020, 2019 and 2018, the Company recorded interest expense of $5.9 million, $6.1 million and $6.1 million for contractual coupon interest, respectively, and $9.6 million, $9.0 million and $8.1 million, respectively, for amortization of the debt discount. For the year ended December 31, 2020, 2019 and 2018, the Company recorded $0.8 million for amortization of debt issuance costs.
In connection with the 2022 Notes offering, the Company entered into a prepaid forward stock repurchase transaction (Prepaid Forward) with a financial institution (Forward Counterparty). Pursuant to the Prepaid Forward, the Company used approximately $78.0 million of the net proceeds from the offering of the 2022 Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s Class A common stock underlying the Prepaid Forward was approximately 9.2 million. The expiration date for the Prepaid Forward is April 15, 2022, although it may be settled earlier in whole or in part. Upon settlement of the Prepaid Forward, at expiration or upon any early settlement, the Forward Counterparty will deliver to the Company the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward are treated as treasury stock on the Consolidated Balance Sheets (and not outstanding for purposes of the calculation of basic and diluted income (loss) per share), but will remain outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company. The Company’s Prepaid Forward hedge transaction exposes the Company to credit risk to the extent that its counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.
In October 2020, 8.8 million shares out of the 9.2 million shares of Class A common stock underlying the Prepaid Forward entered into as part of the Company’s 2022 Notes were early settled and delivered to the Company. There was no financial statement impact due to the return of shares; however, shares outstanding for corporate law purposes were reduced by the early settlement.

GoPro, Inc.
Notes to Consolidated Financial Statements
2025 Convertible Notes
In November 2020, the Company issued $125.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 and granted an option to the initial purchasers to purchase up to an additional $18.8 million aggregate principal amount of the 2025 Notes to cover over-allotments, of which, $18.8 million was subsequently exercised during November 2020, resulting in a total issuance of $143.8 million aggregate principal amount of the 2025 Notes. The 2025 Notes are senior, unsecured obligations of GoPro and mature on November 15, 2025 (Maturity Date), unless earlier repurchased or converted into shares of Class A common stock under certain circumstances. The 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 107.1984 shares of Class A common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $9.3285 per share of common stock, subject to adjustment. Based on current and projected liquidity, the Company has the intent and ability to deliver cash up to the principal amount of the 2025 Notes then outstanding upon conversion. The Company pays interest on the 2025 Notes semi-annually in arrears on May 15 and November 15 of each year.
The $143.8 million of proceeds received from the issuance of the 2025 Notes were allocated between long-term debt (liability component) of $106.9 million and additional paid-in-capital (equity component) of $36.9 million on the Consolidated Balance Sheets. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2025 Notes. The liability component will be accreted up to the face value of the 2025 Notes of $143.8 million, which will result in additional non-cash interest expense being recognized in the Consolidated Statements of Operations through the 2025 Notes’ Maturity Date. The accretion of the 2025 Notes to par and debt issuance cost recorded to long-term debt is amortized into interest expense over the term of the 2025 Note using an effective interest rate of approximately 7.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
The Company incurred approximately $4.7 million of issuance costs related to the issuance of the 2025 Notes, of which $3.5 million and $1.2 million were recorded to long-term debt and additional paid-in capital, respectively. The $3.5 million of issuance costs recorded as long-term debt on the Consolidated Balance Sheets are being amortized over the five-year contractual term of the 2025 Notes using the effective interest method.
The Company may redeem the 2025 Notes on or after November 20, 2023 for cash all or any portion of the 2025 Notes if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice, at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued interest and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the 2025 Notes. The indenture includes customary terms and covenants, including certain events of default after which the 2025 Notes may be due and payable immediately.
Holders have the option to convert the 2025 Notes in multiples of $1,000 principal amount at any time prior to August 15, 2025, but only in the following circumstances:
•during any calendar quarter beginning after the calendar quarter ending on March 31, 2021, if the last reported sale price of Class A common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the 2025 Notes on each applicable trading day;
•during the five-business day period following any five consecutive trading day period in which the trading price for the 2025 Notes is less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate for the 2025 Notes on each such trading day;
•if the Company call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately before the redemption date; or
•upon the occurrence of specified corporate events.

GoPro, Inc.
Notes to Consolidated Financial Statements
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the Maturity Date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the Maturity Date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date.
As of December 31, 2020, the outstanding principal on the 2025 Notes was $143.8 million, the unamortized debt discount was $36.1 million, the unamortized debt issuance cost was $3.4 million and the net carrying amount of the liability component was $104.2 million, which was recorded as long-term debt within the Consolidated Balance Sheets. For the year ended December 31, 2020, the Company recorded interest expense of $0.2 million for contractual coupon interest, $0.1 million for amortization of debt issuance costs, and $0.8 million for amortization of the debt discount.
In connection with the offering of the 2025 Notes, the Company paid $10.2 million to enter into privately negotiated capped call transactions with certain financial institutions (Capped Calls). The Capped Calls have an initial strike price of $9.3285 per share, which corresponds to the initial conversion price of the 2025 Notes. The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2025 Notes, the number of Class A common stock initially underlying the 2025 Notes. The Capped Calls are generally expected to reduce potential dilution to the Company’s Class A common stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap, initially equal to $12.0925, and is subject to certain adjustments under the terms of the Capped Call transactions. The Capped Call will expire in November 2025, if not exercised earlier.
The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the 2025 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity as a reduction to additional paid-in capital and will not be remeasured as long as they continue to meet certain accounting criteria.

5. Stockholders’ equity
Common stock. The Company has two classes of authorized common stock: Class A common stock with 500 million shares authorized and Class B common stock with 150 million shares authorized. As of December 31, 2020, 122.2 million shares of Class A stock were issued and outstanding and 28.9 million shares of Class B stock were issued and outstanding. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting power and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock is also convertible into Class A common stock on the same basis upon any transfer, whether or not for value, except for “permitted transfers” as defined in the Company’s restated certificate of incorporation. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding. As of December 31, 2020, the Class B stock continued to represent greater than 10% of the overall outstanding shares.

GoPro, Inc.
Notes to Consolidated Financial Statements
The Company had the following shares of common stock reserved for issuance upon the exercise of equity instruments as of December 31, 2020:

(in thousands)	December 31, 2020
Stock options outstanding	3,431
Restricted stock units outstanding	10,639
Performance stock units outstanding	1,319
Common stock available for future grants	32,795
Total common stock shares reserved for issuance	48,184

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
The 2014 Plan serves as a successor to the 2010 Plan and provides for the granting of incentive and nonqualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs), stock appreciation rights, stock bonus awards and performance awards to qualified employees, non-employee directors and consultants. Options granted under the 2014 Plan generally expire within ten years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2014 Plan generally vest over three years based upon continued service and the Company achieving certain targets, and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur.
The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. The 2014 Plan and the ESPP also provide for automatic annual increases in the number of shares reserved for future issuance.
Employee retirement plan. The Company has a defined contribution retirement plan covering the United States and other international full-time employees that provides for voluntary employee contributions from 1% to 100% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company matched 100% of each employee’s contributions up to a maximum of 4% of the employee’s eligible compensation until May 2020, at which point the Company suspended matching contributions. The Company’s matching contributions to the plan were $1.4 million, $4.0 million and $4.3 million in 2020, 2019 and 2018, respectively.

GoPro, Inc.
Notes to Consolidated Financial Statements
Stock options
A summary of the Company’s stock option activity is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	3,963	$10.16	6.35	$374
Granted	1,025	4.01
Exercised	(357)	5.50
Forfeited/Cancelled	(1,200)	10.20
Outstanding at December 31, 2020	3,431	$8.79	6.50	$6,259

Vested and expected to vest at December 31, 2020	3,431	$8.79	6.50	$6,259
Exercisable at December 31, 2020	2,195	$11.06	5.18	$1,893
The weighted-average grant date fair value of all options granted and assumed was $2.03, $3.70 and $2.95 per share in 2020, 2019 and 2018, respectively. The total fair value of all options vested was $1.7 million, $3.5 million and $6.1 million in 2020, 2019 and 2018, respectively. The aggregate intrinsic value of the stock options outstanding as of December 31, 2020 represents the value of the Company’s closing stock price on the last trading day of the year in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2019	8,225	$6.11
Granted	8,759	4.59
Vested	(3,962)	6.04
Forfeited	(2,383)	5.40
Non-vested shares at December 31, 2020	10,639	$5.04
The weighted-average grant date fair value of all RSUs granted was $4.59, $5.70 and $5.83 per share in 2020, 2019 and 2018, respectively. The total fair value of all RSUs vested was $23.9 million, $34.9 million and $41.6 million in 2020, 2019 and 2018, respectively.
Performance stock units
A summary of the Company’s PSU activity is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2019	788	$7.51
Granted	1,231	4.05
Vested	(247)	7.50
Forfeited	(453)	6.92
Non-vested shares at December 31, 2020	1,319	$4.48

GoPro, Inc.
Notes to Consolidated Financial Statements
The weighted-average grant date fair value of all PSUs granted was $4.05, $7.51 and $5.76 in 2020, 2019 and 2018, respectively. The total fair value of all PSUs vested was $1.9 million in 2020. No PSUs vested in 2019 or 2018.
Employee stock purchase plan. In 2020, 2019 and 2018, the Company issued 1 million, 958 thousand and 981 thousand shares under its ESPP, respectively, at weighted-average prices of $3.42, $4.13 and $4.78, respectively.
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
The fair value of stock options granted was estimated as of the grant date using the following assumptions:

	Year ended December 31,
	2020	2019	2018
Volatility	51%-64%	50%-52%	51%
Expected term (years)	6.1	6.1	5.4-6.1
Risk-free interest rate	0.4%-1.5%	1.5%-2.2%	2.7%-3.0%
Dividend yield	—%	—%	—%
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year ended December 31,
	2020	2019	2018
Volatility	60%-98%	41%-54%	48%-53%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	0.1%-1.6%	1.9%-2.5%	1.8%-2.2%
Dividend yield	—%	—%	—%
Stock-based compensation expense. The following table summarizes stock-based compensation expense included in the Consolidated Statements of Operations:

	Year ended December 31,
(in thousands)	2020	2019	2018
Cost of revenue	$1,548	$1,902	$1,954
Research and development	13,415	17,167	19,636
Sales and marketing	5,779	8,043	9,459
General and administrative	9,221	10,076	9,838
Total stock-based compensation expense	$29,963	$37,188	$40,887

The income tax benefit related to stock-based compensation expense was zero for 2020, 2019 and 2018 due to a full valuation allowance on the Company’s United States net deferred tax assets (see Note 8 Income taxes).
At December 31, 2020, total unearned stock-based compensation of $47.7 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 2.2 years.

GoPro, Inc.
Notes to Consolidated Financial Statements

7. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Year ended December 31,
(in thousands, except per share data)	2020	2019	2018
Numerator:
Net loss	$(66,783)	$(14,642)	$(109,034)

Denominator:
Weighted-average common shares - basic and diluted for Class A and Class B common stock	149,037	144,891	139,495

Basic and diluted net loss per share	$(0.45)	$(0.10)	$(0.78)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
(in thousands)	2020	2019	2018
Anti-dilutive stock-based awards	15,856	13,527	15,834
The Company has the intent and ability to deliver cash up to the principal amount of the 2022 Notes and 2025 Notes subject to conversion, based on the Company’s current and projected liquidity. As such, no shares associated with the 2022 Note and 2025 Note conversion were included in the Company’s weighted-average number of common shares outstanding for any periods presented. The Company’s 2022 Notes mature on April 15, 2022 and the 2025 Notes mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing Arrangements. The 2022 Notes and 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the 2022 Notes is 20.6 million shares of Class A common stock and 20.8 million shares of Class A common stock upon conversion of the 2025 Notes. Additionally, the calculation of weighted-average shares outstanding for the year ended December 31, 2020, 2019 and 2018 excludes approximately 9.2 million shares effectively repurchased and held in treasury stock on the Consolidated Balance Sheets as a result of the Prepaid Forward transaction entered into in connection with the 2022 Note offering.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
8. Income taxes
Loss before income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2020	2019	2018
United States	$(70,572)	$(28,233)	$(110,318)
Foreign	8,615	9,163	2,643
Loss before income taxes	$(61,957)	$(19,070)	$(107,675)
Income tax (benefit) expense consisted of the following:

	Year ended December 31,
(in thousands)	2020	2019	2018
Current
Federal	$(164)	$(52)	$(2,821)
State	84	48	175
Foreign	4,956	(4,391)	4,394
Total current	4,876	(4,395)	1,748
Deferred
Federal	—	—	248
Foreign	(50)	(33)	(637)
Total deferred	(50)	(33)	(389)
Income tax (benefit) expense	$4,826	$(4,428)	$1,359

	Year ended December 31,
	2020		2019		2018
(dollars in thousands)	$	%	$	%	$	%
Reconciliation to statutory rate
Tax at federal statutory rate	$(13,011)	21.0%	$(4,005)	21.0%	$(22,612)	21.0%
Change in valuation allowance	16,767	(27.1)	4,717	(24.7)	42,772	(39.7)
Impact of foreign operations	5,010	(8.1)	(3,949)	20.7	3,285	(3.1)
Stock-based compensation	696	(1.1)	1,731	(9.1)	10,974	(10.2)
State income taxes, net of federal benefit	(682)	1.1	1,872	(9.8)	(2,997)	2.8
Impact of IRS audit	—	—	—	—	(9,687)	9.0
Restructuring adjustment	—	—	—	—	(18,694)	17.4
Tax credits	(3,538)	5.7	(5,123)	26.8	(5,996)	5.6
Permanent tax adjustments	123	(0.2)	305	(1.6)	3,786	(3.5)
Other	(539)	0.9	24	(0.1)	528	(0.6)
Income tax provision at effective tax rate	$4,826	(7.8)%	$(4,428)	23.2%	$1,359	(1.3)%
The negative effective tax rate of 7.8% for 2020 primarily resulted from a significant benefit on pre-tax book losses, offset by the valuation allowance on United States federal and state deferred tax assets and by income taxes paid or accrued in profitable foreign jurisdictions (primarily wholly owned subsidiaries in Europe). The effective tax rate of 23.2% for 2019 resulted from a benefit primarily related to an overall decrease in losses before income taxes, a benefit from the reversal of a previously accrued tax provision on uncertain tax positions that were no longer necessary due to the expiration of the statute of limitations and settlements with certain taxing jurisdictions, partially offset by the valuation allowance on United States federal and state net deferred tax assets and a shortfall tax impact from stock-based compensation.

GoPro, Inc.
Notes to Consolidated Financial Statements
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

	Year ended December 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$177,987	$163,832
Tax credit carryforwards	79,694	75,624
Stock-based compensation	5,192	5,710
Allowance for returns	2,492	4,150
Intangible assets	5,453	5,384
Operating lease liabilities	14,104	16,602
Accruals and reserves	11,687	19,493
Total deferred tax assets	296,609	290,795
Valuation allowance	(287,276)	(277,693)
Total deferred tax assets, net of valuation allowance	$9,333	$13,102
Deferred tax liabilities:
Depreciation and amortization	(1,112)	—
Operating lease right-of-use assets	(7,255)	(12,238)
Total deferred tax liabilities	(8,367)	(12,238)
Net deferred tax assets	$966	$864
Recognition of deferred tax assets is appropriate when the realization of such assets is more likely than not. Based upon the weight of available evidence, the Company believes it is not more likely than not that the United States deferred tax assets will be realized. Accordingly, a valuation allowance has been established and maintained against United States deferred tax assets. The remaining deferred tax asset balances at December 31, 2020 reflect foreign deferred tax assets in each jurisdiction and are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that the Company’s foreign deferred tax assets will be realized and thus, a valuation allowance is not required on its foreign deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward. The deferred tax assets and liabilities disclosure at December 31, 2019 has been adjusted to reflect the gross deferred tax right-of-use asset and the related gross deferred tax lease liability recognized in accordance with ASC 842 Leases. The Company’s valuation allowance increased by $9.6 million to $287.3 million as of December 31, 2020, primarily due to a $16.8 million change in United States deferred tax assets, offset by a $7.2 million reversal of valuation allowance due to the partial extinguishment of debt recorded in 2020.
As of December 31, 2020, the Company’s federal, California and other state net operating loss carryforwards for income tax purposes were $680.2 million, $239.7 million and $234.7 million, net of reserves, respectively. Also, the Company’s federal and California state tax credit carryforwards were $45.8 million and $42.9 million, net of reserves, respectively. If not utilized, federal net operating losses that arose before 2018, federal credit and California loss carryforwards will begin to expire from 2030 to 2038, while other state loss carryforwards will begin to expire from 2021 to 2040. Federal net operating losses that arise after 2017 and all California tax credits will be carried forward indefinitely.
Under the provisions of §382 of the Internal Revenue Code, a change of control may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards that can be used to reduce future tax liabilities. Of the Company’s total $680.2 million federal net operating loss carryforwards, approximately $8.1 million was from one of the Company’s acquisitions in 2016. These acquired tax attributes are subject to an annual limitation of $1.7 million per year for federal purposes and will begin to expire in the year 2034, if not utilized.

GoPro, Inc.
Notes to Consolidated Financial Statements
Uncertain income tax positions. The Company had gross unrecognized tax benefits of $27.5 million, $27.2 million and $32.6 million, as of December 31, 2020, 2019 and 2018, respectively. For fiscal year 2020, 2019 and 2018, total unrecognized income tax benefits were $15.3 million, $12.5 million and $17.3 million, respectively, and if recognized, would reduce income tax expense after considering the impact of the change in the valuation allowance in the United States. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances.
These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions and tax positions based on the Company’s interpretation of certain United States trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months it is possible that up to $13.0 million of uncertain tax positions could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits are as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Balance at January 1	$27,178	$32,556	$58,584
Increase related to current year tax positions	2,541	250	483
Increase related to prior year tax positions	1,681	—	445
Decrease related to prior year tax positions	(3,929)	(5,628)	(26,956)
Balance at December 31	$27,471	$27,178	$32,556
The Company’s policy is to account for interest and penalties related to income tax liabilities within the provision for income taxes. The balances of accrued interest and penalties recorded in the balance sheets and provision were not material for any period presented.
The Company files income tax returns in the United States and in non-United States jurisdictions. As of December 31, 2020, the Company continues to assert indefinite reinvestment to the extent of any foreign withholding taxes on the undistributed earnings related to these foreign branches. Any foreign withholding tax on these earnings is deemed not to be material.
The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) and the Consolidated Appropriations Act (CAA), were enacted into law on March 27, 2020 and December 27, 2020, respectively, to respond to the economic challenges due to COVID-19. The Company reviewed the tax impact of the CARES Act and the CAA, and determined that the effective tax rate is not materially impacted.

9. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.

GoPro, Inc.
Notes to Consolidated Financial Statements
The components of net lease cost, which were recorded in operating expenses, were as follows:

	Year ended December 31,
(in thousands)	2020 (1)	2019 (1)	2018 (2)
Operating lease cost (1)	$14,815	$17,811	$13,649
Sublease income	(526)	(656)	(765)
Right-of-use asset impairment cost	12,460	—	—
Net lease cost	$26,749	$17,155	$12,884
(1)    Operating lease cost includes variable lease costs, which are immaterial.
(2)    Represents rent expense and sublease income under ASC 840, Leases.

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,310	$14,015
Right-of-use assets obtained in exchange for operating lease liabilities	1,343	13,287
Operating lease modifications to decrease right-of-use assets	(2,251)	—

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (in years) - operating leases	5.53	6.44
Weighted-average discount rate - operating leases	6.2%	6.2%

As of December 31, 2020, maturities of operating lease liabilities were as follows:

(in thousands)	December 31, 2020
2021	$12,794
2022	12,945
2023	11,924
2024	11,519
2025	11,306
Thereafter	12,626
Total lease payments	73,114
Less: Imputed interest	(12,112)
Present value of lease liabilities	$61,002

GoPro, Inc.
Notes to Consolidated Financial Statements
Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of December 31, 2020, future commitments were as follows:

(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Sponsorship commitments	$1,509	$1,059	$450	$—	$—	$—	$—
Other contractual commitments	27,526	19,165	6,361	1,882	118	—	—
Long-term debt (1)	284,268	7,279	128,073	1,797	1,797	145,322	—
Total contractual cash obligations	$313,303	$27,503	$134,884	$3,679	$1,915	$145,322	$—
(1)    The Company's convertible senior notes are due in April 2022 and November 2025. The balances include accrued and unpaid interest as of December 31, 2020. Refer to Note 4 Financing Arrangements.
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
Different shareholders filed two similar purported shareholder derivative actions on October 30, 2018 and November 7, 2018 in the Delaware Court of Chancery (the Consolidated Delaware Derivative Actions). On April 28, 2020, the Court granted defendants’ motion to dismiss the Consolidated Delaware Derivative Actions with prejudice. On May 8, 2020, plaintiffs filed a notice of appeal. On February 3, 2021, the Delaware Supreme Court stayed the appeal pending final approval of the below described Settlement.
Other shareholders filed similar purported shareholder derivative actions on December 26, 2018, February 15, 2019, and January 27, 2020 in the Delaware Court of Chancery. Those actions are either stayed or defendants’ time to respond to the complaint has not yet passed.
Following settlement negotiations, an agreement in principle to settle all derivative claims on behalf of the Company (the Settlement) was reached by plaintiffs in the Consolidated Federal Derivative Actions, the Consolidated Delaware Derivative Actions, certain other plaintiffs (the Settling Plaintiffs), and the current and former executive officers and members of the Company’s Board. On February 9, 2021, the Settling Plaintiffs filed a motion for preliminary approval of the Settlement in the Consolidated Federal Derivative Actions. The Settlement is subject to court approval and is not expected to have a material impact on the Company’s consolidated financial statements.
On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. On November 30, 2015, Contour dismissed the Utah action. On November 30, 2015, Contour IP Holdings LLC (CIPH), a non-practicing entity re-filed a similar complaint in Delaware seeking unspecified damages. GoPro filed an inter partes review (IPR) at the United States Patent and Trademark Office. The case was transferred to the Northern District of California in July 2017 and was stayed pending the IPR proceedings. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019. Due to COVID-19 delays, the trial is now scheduled to commence on May 10, 2021. The Company believes that this matter lacks merit, and intends to vigorously defend against CIPH.
The Company regularly evaluates the associated developments of the legal proceedings described above, as well as other legal proceedings that arise in the ordinary course of business. While litigation is inherently uncertain, based on the currently available information, the Company is unable to determine a loss or a range of loss, and

GoPro, Inc.
Notes to Consolidated Financial Statements
does not believe the ultimate cost to resolve these matters will have a material adverse effect on its business, financial condition, cash flows or results of operations.
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of December 31, 2020, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

10. Concentrations of risk and geographic information
Concentration of risk. Financial instruments which potentially subject the Company to concentration of credit risk includes cash and cash equivalents, restricted cash, marketable securities, accounts receivable, and derivative instruments, including the Capped Calls associated with the 2025 Notes. The Company places cash and cash-equivalents with high-credit-quality financial institutions, however the Company maintains cash balances in excess of the FDIC insurance limits. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within management’s expectations. The Company believes its’ counterparty credit risk related to its’ derivative instruments is mitigated by transacting with major financial institutions with high credit ratings.

Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	December 31, 2020	December 31, 2019
Customer A	23%	11%
Customer B	15%	15%
Customer C	12%	*
* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Year ended December 31,
(in thousands)	2020	2019	2018
Accounts receivable sold	$99,410	$120,728	$126,220
Factoring fees	678	1,509	1,639
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Year ended December 31,
	2020	2019	2018
Customer A	10%	11%	13%
Supplier concentration. The Company relies on third parties for the supply and manufacture of its products, some of which are sole-source suppliers. The Company believes that outsourcing manufacturing enables greater

GoPro, Inc.
Notes to Consolidated Financial Statements
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
Geographic information
Revenue by geographic region was as follows:

	Year ended December 31,			2020 vs 2019	2019 vs 2018
(in thousands)	2020	2019	2018	% Change	% Change
Americas	$483,331	$523,975	$494,797	(8)%	6%
Europe, Middle East and Africa (EMEA)	218,670	359,187	366,438	(39)	(2)
Asia and Pacific (APAC)	189,924	311,489	287,102	(39)	8
Total revenue	$891,925	$1,194,651	$1,148,337	(25)%	4%
Revenue from the United States, which is included in the Americas geographic region, was $428.3 million, $429.9 million and $401.1 million for 2020, 2019 and 2018, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of December 31, 2020 and 2019, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $6.9 million and $11.0 million, respectively.

11. Restructuring charges
Restructuring charges for each period were as follows:

	Year ended December 31,
(in thousands)	2020	2019	2018
Cost of revenue	$1,201	$54	$1,379
Research and development	8,062	585	12,794
Sales and marketing	10,684	314	5,291
General and administrative	5,449	501	3,279
Total restructuring charges	$25,396	$1,454	$22,743
Second quarter 2020 restructuring plan
On April 14, 2020, the Company approved a restructuring plan to reduce future operating expenses, optimize its business model and address the impact of the COVID-19 pandemic. The restructuring provided for a reduction of the Company’s global workforce by approximately 20% and the consolidation of certain leased office facilities. Under the second quarter 2020 restructuring plan, the Company recorded restructuring charges of $25.5 million, including a $12.5 million right-of-use asset impairment primarily related to its headquarters campus, $7.3 million related to severance, and $5.8 million related to accelerated depreciation and other charges.
The Company ceased using a portion of its headquarters campus in the third quarter of 2020 as part of the second quarter 2020 restructuring plan. The unused portion of the Company’s headquarters campus has its own identifiable expenses and is not dependent on other parts of the Company, and thus was considered its own asset group. As a result, the Company impaired a part of the carrying value of the related right-of-use asset to its

GoPro, Inc.
Notes to Consolidated Financial Statements
estimated fair value using the discounted future cash flows method. The discounted future cash flows were determined based on future sublease rental rates, future sublease market conditions and a discount rate based on the weighted-average cost of capital. Based on the results of the Company’s assessment, the Company recognized a $12.3 million impairment, which was reflected as a restructuring expense, primarily in the operating expense financial statement line items in the Consolidated Statements of Operations.
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets under the second quarter 2020 restructuring plan.

(in thousands)	Severance	Other	ROU Asset Impairment	Total
Restructuring liability as of December 31, 2019	$—	$—	$—	$—
Restructuring charges	7,287	5,800	12,460	25,547
Cash paid	(7,238)	(1,592)	—	(8,830)
Non-cash reductions	—	(4,169)	(12,460)	(16,629)
Restructuring liability as of December 31, 2020	$49	$39	$—	$88
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
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities, and other long-term liabilities on the Consolidated Balance Sheets under the first quarter 2017 restructuring plan.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2017	—	3,550	3,550
Restructuring charges (1)	—	4,783	4,783
Cash paid	—	(3,293)	(3,293)
Non-cash charges	—	627	627
Restructuring liability as of December 31, 2018	—	5,667	5,667
Restructuring charges (1)	—	1,395	1,395
Cash paid	—	(2,257)	(2,257)
Non-cash reductions	—	(335)	(335)
Restructuring liability as of December 31, 2019	$—	$4,470	$4,470
Restructuring charges (1)	—	(57)	(57)
Cash paid	—	(3,559)	(3,559)
Restructuring liability as of December 31, 2020	$—	$854	$854
(1)     Includes lease termination charges, which is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets, and totaled $0.9 million as of December 31, 2020.

GoPro, Inc.
Notes to Consolidated Financial Statements

Schedule II
GoPro, Inc.
VALUATION AND QUALIFYING ACCOUNTS
For the year ended December 31, 2020, 2019 and 2018

(in thousands)	Balance at Beginning of Year	Charges to Revenue	Charges (Benefits) to Expense	Charges to Other Accounts - Equity	Deductions/Write-offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2020	$830	$—	$(24)	$—	$(314)	$492
Year ended December 31, 2019	500	—	616	—	(286)	830
Year ended December 31, 2018	750	—	199	—	(449)	500
Valuation allowance for deferred tax assets:
Year ended December 31, 2020	$277,693	$—	$16,762	$(7,179)	$—	$287,276
Year ended December 31, 2019	271,374	—	4,717	1,602	—	277,693
Year ended December 31, 2018	226,458	—	42,772	2,144	—	271,374

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.
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

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities authorized for issuance under equity compensation plans. The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2021 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

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
3.    Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Restated Certificate of Incorporation of the Registrant, with Certificate of Change of Registered Agent and/or Registered Office	10-K	001-36514	3.01	February 15, 2019
3.02	Amended and Restated Bylaws of the Registrant.	S-1	333-200038	3.02	November 10, 2014
4.01	Form of Registrant’s Class A common stock certificate.	S-1	333-196083	4.01	May 19, 2014
4.08	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-36514	4.08	February 14, 2020
10.01*	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-196083	10.01	May 19, 2014
10.02*	Form of Change in Control Severance Agreement.	S-1	333-196083	10.09	May 19, 2014
10.03*	2010 Equity Incentive Plan, as amended, and form of stock option agreement and restricted stock unit agreement.	S-1	333-196083	10.02	May 19, 2014
10.04*	2014 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-36514	10.03	July 29, 2016
10.05*	2014 Employee Stock Purchase Plan and forms thereunder.	S-1/A	333-196083	10.04	June 11, 2014
10.06*	Executive Severance Policy.	10-K	001-36514	10.06	February 15, 2019
10.07*	Employment Letter to Nicholas Woodman from the Registrant, dated June 2, 2014.	S-1/A	333-196083	10.16	June 11, 2014
10.08*	Waiver Agreement dated January 1, 2018 by and between Nicholas Woodman and the Registrant.	10-K	001-36514	10.17	February 16, 2018
10.09*	Offer Letter to Eve Saltman from the Registrant, dated March 7, 2018.	10-Q	001-36514	10.02	May 4, 2018
10.10*	Offer Letter to Brian McGee from the Registrant, dated September 3, 2015.	10-K	001-36514	10.12	February 16, 2017
10.11*	Offer Letter to Aimee Lapic from the Registrant, dated March 26, 2020.					X
10.13	Office Lease Agreement, dated as of November 1, 2011, by and between Locon San Mateo, LLC and the Registrant, as amended, and other leases for the Registrant’s headquarters.	S-1	333-196083	10.12	May 19, 2014
10.14	Eighth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated February 24, 2016.	10-K	001-36514	10.15	February 16, 2017
10.15	Ninth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated August 3, 2016.	10-K	001-36514	10.16	February 16, 2017

10.16	Credit Agreement by and among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A. dated March 25, 2016.	10-Q	001-36514	10.17	May 6, 2016
10.17	Forward Stock Purchase Transaction, dated April 6, 2017, between the Company and JPMorgan Chase Bank, National Association.	8-K	001-36514	10.1	April 7, 2017
10.18	First Amendment, dated August 12, 2016, to Office Lease Agreement dated November 1, 2011, between the Company and RAR2-Clearview Business Park Owner, LLC.	10-Q	001-36514	10.02	August 4, 2017
10.19	Tenth amendment to Office Lease Agreement by and between HG Clearview Owner LLC and the Registrant, dated April 30, 2019	10-Q	001-36514	10.01	May 10, 2019
10.20	Amendment No. 1, dated June 28, 2019, to Credit Agreement by and among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A. dated March 25, 2016	10-K	001-36514	10.20	February 14, 2020
10.21	Amendment No. 2, dated September 27, 2019, to Credit Agreement by and among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A. dated March 25, 2016	10-K	001-36514	10.21	February 14, 2020
10.22
Credit Agreement by and among Registrant, the Lenders party thereto and Wells Fargo Bank, National Association, N.A. dated January 22, 2021.
Credit Agreement by and among Registrant, the Lenders party thereto and Wells Fargo Bank, National Association, N.A. dated January 22, 2021.
						X
10.23	Indenture, dated as of April 12, 2017, between the Company and Wells Fargo Bank, National Association (including the form of 3.50% Convertible Senior Notes due 2022)	8-K	001-36514	4.1	April 12, 2017
10.24	Indenture, dated as of November 24, 2020, between the Company and Wells Fargo Bank, National Association (including the form of 1.25% convertible senior notes due 2025)	8-K	001-36514	4.1	November 24, 2020
21.01	List of Subsidiaries.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL For the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X

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

GoPro, Inc.
(Registrant)

Dated:	February 12, 2021	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	February 12, 2021	By: /s/ Brian McGee
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

	Name	Title	Date

By:	/s/ Nicholas Woodman	Chief Executive Officer and Chairman	February 12, 2021
	Nicholas Woodman	(Principal Executive Officer)

By:	/s/ Brian McGee	Chief Financial Officer and Chief Operating Officer	February 12, 2021
	Brian McGee	(Principal Financial and Accounting Officer)

By:	/s/ Tyrone Ahmad-Taylor	Director	February 12, 2021
Tyrone Ahmad-Taylor

By:	/s/ Kenneth Goldman	Director	February 12, 2021
Kenneth Goldman

By:	/s/ Peter Gotcher	Director	February 12, 2021
Peter Gotcher

By:	/s/ James Lanzone	Director	February 12, 2021
James Lanzone

By:	/s/ Alexander Lurie	Director	February 12, 2021
Alexander Lurie

By:	/s/ Susan Lyne	Director	February 12, 2021
Susan Lyne

By:	/s/ Frederic Welts	Director	February 12, 2021
Frederic Welts

By:	/s/ Lauren Zalaznick	Director	February 12, 2021
Lauren Zalaznick