Form 10-Q
period 2021-03-31
GoPro, Inc.
filed 2021-05-06
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 3, 2021, 125,070,402 and 28,285,046 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$296,754	$325,654
Restricted cash	—	2,000
Accounts receivable, net	68,625	107,244
Inventory	111,833	97,914
Prepaid expenses and other current assets	28,861	23,872
Total current assets	506,073	556,684
Property and equipment, net	21,703	23,711
Operating lease right-of-use assets	30,640	31,560
Intangible assets, net	491	1,214
Goodwill	146,459	146,459
Other long-term assets	11,519	11,771
Total assets	$716,885	$771,399

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,283	$111,399
Accrued expenses and other current liabilities	93,184	113,776
Short-term operating lease liabilities	8,999	9,369
Deferred revenue	32,044	28,149
Total current liabilities	211,510	262,693
Long-term taxes payable	18,238	18,099
Long-term debt	221,931	218,172
Long-term operating lease liabilities	50,091	51,986
Other long-term liabilities	3,644	4,431
Total liabilities	505,414	555,381

Commitments, contingencies and guarantees (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 124,848 and 122,233 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 28,485 and 28,885 shares issued and outstanding, respectively	985,768	980,147
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(660,684)	(650,516)
Total stockholders’ equity	211,471	216,018
Total liabilities and stockholders’ equity	$716,885	$771,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2021	2020
Revenue	$203,680	$119,400
Cost of revenue	124,984	80,973
Gross profit	78,696	38,427
Operating expenses:
Research and development	32,430	32,281
Sales and marketing	35,790	43,502
General and administrative	13,988	18,758
Total operating expenses	82,208	94,541
Operating loss	(3,512)	(56,114)
Other income (expense):
Interest expense	(5,880)	(4,843)
Other income (expense), net	443	(172)
Total other expense, net	(5,437)	(5,015)
Loss before income taxes	(8,949)	(61,129)
Income tax expense	1,219	2,399
Net loss	$(10,168)	$(63,528)

Basic and diluted net loss per share	$(0.07)	$(0.43)

Weighted-average number of shares outstanding, basic and diluted	152,181	147,560
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2021	2020
Operating activities:
Net loss	$(10,168)	$(63,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,534	5,983
Non-cash operating lease cost	920	2,035
Stock-based compensation	8,869	7,637
Deferred income taxes	(2)	6
Non-cash restructuring charges	(99)	—
Non-cash interest expense	3,433	2,373
Other	112	672
Changes in operating assets and liabilities:
Accounts receivable, net	37,998	149,263
Inventory	(13,919)	(27,786)
Prepaid expenses and other assets	(3,537)	1,272
Accounts payable and other liabilities	(56,132)	(144,517)
Deferred revenue	3,499	(1,694)
Net cash used in operating activities	(25,492)	(68,284)

Investing activities:
Purchases of property and equipment, net	(1,068)	(795)
Maturities of marketable securities	—	7,330
Asset acquisition	—	(438)
Net cash provided by (used in) investing activities	(1,068)	6,097

Financing activities:
Proceeds from issuance of common stock	2,998	1,887
Taxes paid related to net share settlement of equity awards	(6,246)	(2,003)
Proceeds from borrowings	—	30,000
Net cash provided by (used in) financing activities	(3,248)	29,884
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,092)	(563)
Net change in cash, cash equivalents and restricted cash	(30,900)	(32,866)
Cash, cash equivalents and restricted cash at beginning of period	327,654	150,301
Cash, cash equivalents and restricted cash at end of period	$296,754	$117,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2019	146,818	$930,875	$(113,613)	$(583,733)	$233,529
Common stock issued under employee benefit plans, net of shares withheld for tax	1,542	1,863	—	—	1,863
Taxes paid related to net share settlements	—	(2,003)	—	—	(2,003)
Stock-based compensation expense	—	7,637	—	—	7,637
Net loss	—	—	—	(63,528)	(63,528)
Balances at March 31, 2020	148,360	$938,372	$(113,613)	$(647,261)	$177,498

Balances at December 31, 2020	151,119	$980,147	$(113,613)	$(650,516)	$216,018
Common stock issued under employee benefit plans, net of shares withheld for tax	2,214	2,998	—	—	2,998
Taxes paid related to net share settlements	—	(6,246)	—	—	(6,246)
Stock-based compensation expense (Note 5)	—	8,869	—	—	8,869
Net loss	—	—	—	(10,168)	(10,168)
Balances at March 31, 2021	153,333	$985,768	$(113,613)	$(660,684)	$211,471
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. and its subsidiaries (GoPro or the Company) make it easy for the world to capture and share itself in immersive and exciting ways. The Company is committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. To date, the Company’s cameras, mountable and wearable accessories, and subscription services have generated substantially all of its revenue. The Company sells its products globally on its website, and through retailers and wholesale distributors. The Company’s global corporate headquarters are located in San Mateo, California.
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP). The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30.
The Company’s operating results, financial position and cash flows for fiscal year 2020 were negatively impacted by the COVID-19 pandemic. As the global impact of the pandemic began to emerge in the first quarter of 2020, the Company accelerated a shift in its sales channel strategy to focus more on direct-to-consumer sales through GoPro.com, and implemented a restructuring plan in April 2020, which primarily impacted the Company’s global workforce, sales and marketing expenses, and leased facilities. These actions were reflected in the Company’s financial results starting in the second quarter of 2020 by reducing on-going operating expenses and helped accelerate its ability to achieve profitability in the second half of 2020. In 2020, the Company also issued additional convertible senior notes and entered into a new credit facility thus providing sufficient resources to continue as a going concern for at least one year from the date of issuance of the condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q.
The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected for any other future period. The Condensed Consolidated Balance Sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2020. There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in its Annual Report.
Principles of consolidation. These condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition and the allocation of the transaction price (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), fair value of convertible senior notes, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The extent and continued impact of COVID-19 has been taken into account by management in making the significant assumptions and estimates related to the above; however, if the duration and spread of the outbreak, the impact on our customers, and the effect on our contract manufacturers, vendors and supply chain is different from the Company’s estimates and assumptions, then actual results could differ materially. Given the uncertainty with respect to COVID-19, the Company’s estimates and assumptions may evolve as conditions change. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the Condensed Consolidated Statements of Comprehensive Income (Loss) have been omitted.
Revenue recognition. The Company derives substantially all of its revenue from the sale of cameras, mounts and accessories, the related implied post contract support to customers and subscription services. The transaction price recognized as revenue represents the amount the Company expects to be entitled to and is primarily comprised of product revenue, net of returns and variable consideration, including sales incentives provided to customers.
The Company’s camera sales contain multiple performance obligations that can include four separate obligations: a) a camera hardware component (which may be bundled with hardware accessories) and the embedded firmware essential to the functionality of the camera component delivered at the time of sale, b) the implicit right to the Company’s downloadable free apps and software solutions, c) the implied right for the customer to receive post contract support after the initial sale (PCS), and d) a subscription service. The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period, which is estimated to be 15 months based on historical experience. The transaction price allocated to subscription services is based on the standalone selling price and is recognized ratably over the subscription term, with payments received in advance of services being rendered recorded in deferred revenue. The transaction price is allocated to the remaining performance obligations on a residual value methodology. The transaction price allocated to the delivered hardware, related embedded firmware and free software solutions are recognized as revenue at the time of sale, provided the conditions for recognition of revenue have been met.
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
Deferred revenue as of March 31, 2021 and 2020 also included amounts related to the Company’s subscription services. The Company’s short-term and long-term deferred revenue balances totaled $32.8 million and $14.8 million as of March 31, 2021 and 2020, respectively. Of the deferred revenue balance as of December 31, 2020 and 2019, the Company recognized $11.7 million and $5.8 million of revenue during the quarter ended March 31, 2021 and 2020, respectively.
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
Upon adoption, the Company expects a decrease to additional paid in capital, an increase in the carrying value of its convertible notes and an increase to retained earnings. After adoption, the Company expects a reduction in its reported interest expense but does not expect a material income tax impact due to a full valuation allowance on the United States net deferred tax assets. Additionally, the Company expects the use of the if-converted method for calculating diluted earnings per share will result in an increase in weighted-average shares outstanding. The Company will continue to evaluate the effect that the adoption of this standard will have on its financial statements.

Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its condensed consolidated financial statements.

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	March 31, 2021			December 31, 2020
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$21,396	$—	$21,396	$19,445	$—	$19,445
Total cash equivalents	$21,396	$—	$21,396	$19,445	$—	$19,445
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $275.4 million as of March 31, 2021 and $308.2 million, including $2.0 million of restricted cash, as of December 31, 2020.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. At March 31, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At March 31, 2021 and December 31, 2020, the amortized cost of the Company’s cash equivalents approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (2022 Notes). In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 4 Financing Arrangements). The estimated fair value of the 2022 Notes and 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2022 Notes and 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the 2022 Notes was $165.6 million and $146.0 million as of March 31, 2021 and December 31, 2020, respectively, while the calculated fair value of the 2025 Notes was $205.9 million and $166.8 million as of March 31, 2021 and December 31, 2020, respectively. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the 2022 Notes and 2025 Notes.
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

3. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	March 31, 2021	December 31, 2020
Components	$11,135	$13,229
Finished goods	100,698	84,685
Total inventory	$111,833	$97,914
Property and equipment, net

(in thousands)	March 31, 2021	December 31, 2020
Leasehold improvements	$35,180	$35,180
Production, engineering and other equipment	48,378	48,908
Tooling	17,907	17,635
Computers and software	22,438	22,385
Furniture and office equipment	6,273	6,315
Tradeshow equipment and other	5,789	5,860
Construction in progress	22	22
Gross property and equipment	135,987	136,305
Less: Accumulated depreciation and amortization	(114,284)	(112,594)
Property and equipment, net	$21,703	$23,711

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Intangible assets

	March 31, 2021
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$51,066	$(50,590)	$476
Domain name	15	—	15
Total intangible assets	$51,081	$(50,590)	$491

	December 31, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$51,066	$(49,867)	$1,199
Domain name	15	—	15
Total intangible assets	$51,081	$(49,867)	$1,214

Amortization expense was $0.7 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2021 (remaining 9 months)	$429
2022	47
$476
Other long-term assets

(in thousands)	March 31, 2021	December 31, 2020
Point of purchase (POP) displays	$3,209	$3,612
Long-term deferred tax assets	930	966
Deposits and other	7,380	7,193
Other long-term assets	$11,519	$11,771

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Accrued expenses and other current liabilities

(in thousands)	March 31, 2021	December 31, 2020
Accrued liabilities	$31,922	$39,444
Accrued sales incentives	25,405	30,609
Employee related liabilities	7,650	7,067
Return liability	5,988	10,817
Warranty liability	7,126	7,997
Inventory received	2,067	1,709
Customer deposits	2,737	2,347
Purchase order commitments	1,695	1,921
Income taxes payable	214	221
Other	8,380	11,644
Accrued expenses and other current liabilities	$93,184	$113,776

Product warranty

	Three months ended March 31,
(in thousands)	2021	2020
Beginning balance	$8,523	$11,398
Charged to cost of revenue	2,655	1,717
Settlement of warranty claims	(3,726)	(4,161)
Warranty liability	$7,452	$8,954
At March 31, 2021 and December 31, 2020, $7.1 million and $8.0 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.3 million and $0.5 million, respectively, was recorded as a component of other long-term liabilities.

4. Financing Arrangements
2021 Credit Facility
In January 2021, the Company entered into a Credit Agreement (2021 Credit Agreement) with a certain bank which provides for a revolving credit facility (2021 Credit Facility) under which the Company may borrow up to an aggregate amount of $50.0 million. The 2021 Credit Facility will terminate and any outstanding borrowings become due and payable on the earlier of (i) January 2024 and (ii) unless the Company has cash in a specified deposit account in an amount equal to or greater than the amount required to repay the Company’s convertible notes due April 2022, 91 days prior to the maturity date of such convertible notes. Concurrently with the execution of the 2021 Credit Agreement in January 2021, the Company terminated its previous 2016 Credit Agreement, which would otherwise have matured in March 2021.
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
At the Company’s option, borrowed funds accrue interest at either (i) a floating rate per annum equal to the base rate plus a margin of from 0.50% to 1.00% depending on the Company’s Asset Coverage Ratio or (ii) a per annum rate equal to the rate at which dollar deposits are offered in the London interbank market plus a margin of from 1.50% to 2.00% depending on the Company’s Asset Coverage Ratio. The Company is required to pay a

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
commitment fee on the unused portion of the 2021 Credit Facility of 0.375% to 0.50% per annum, based on the level of utilization of the 2021 Credit Facility. Amounts owed under the 2021 Credit Agreement are guaranteed by certain of the Company’s United States subsidiaries and secured by a first priority security interest in substantially all of the assets of the Company and certain of its subsidiaries (other than intellectual property, which is subject to a negative pledge restricting grants of security interests to third parties).
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
At March 31, 2021, the Company was in compliance with all financial covenant contained in the 2021 Credit Agreement. The Company has made no borrowings from the 2021 Credit Facility to date.
2022 Convertible Notes
In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 (2022 Notes). The 2022 Notes are senior, unsecured obligations of GoPro and mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances. The 2022 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 94.0071 shares of Class A common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. Based on current and projected liquidity, the Company has the intent and ability to deliver cash up to the principal amount of the 2022 Notes then outstanding upon conversion. The Company pays interest on the 2022 Notes semi-annually in arrears on April 15 and October 15 of each year.
The $175.0 million of proceeds received from the issuance of the 2022 Notes were allocated between long-term debt (liability component) of $128.3 million and additional paid-in-capital (equity component) of $46.7 million on the Condensed Consolidated Balance Sheets. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2022 Notes. The liability component will be accreted up to the face value of the 2022 Notes of $175.0 million, which will result in additional non-cash interest expense being recognized in the Condensed Consolidated Statements of Operations through the 2022 Notes’ maturity date. The accretion of the 2022 Notes to par and debt issuance cost recorded to long-term debt is amortized into interest expense over the term of the 2022 Note using an effective interest rate of approximately 10.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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
•during the five-business day period following any five consecutive trading day period in which the trading price for the 2022 Notes is less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate for the 2022 Notes on each such trading day; or
•upon the occurrence of specified corporate events.
At any time on or after January 15, 2022 until the second scheduled trading day immediately preceding the maturity date of the 2022 Notes on April 15, 2022, a holder may convert its 2022 Notes, in multiples of $1,000 principal amount. Holders of the 2022 Notes who convert their 2022 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended March 31, 2021, the conditions allowing holders of the 2022 Notes to convert were not met.
Concurrently with the November 2020 issuance of the 2025 Notes, the Company used $56.2 million of the net cash proceeds from the 2025 Notes to repurchase $50.0 million principal amount of the 2022 Notes through an individual, privately negotiated transaction. The $56.2 million net cash proceeds were allocated between long-term debt (liability component) of $50.6 million and additional paid-in capital (equity component) of $5.4 million on the Condensed Consolidated Balance Sheets, and the remaining $0.2 million was related to the payment of interest. The fair value of the liability component was measured using rates determined for similar debt instrument without a conversion feature. The Company’s effective interest rate of 2.4% was based on the trading details of the 2022 Notes immediately prior to the repurchase date to determine the volatility of the 2022 Notes, and their remaining term. The cash consideration allocated to the equity component was calculated by deducting the fair value of the liability component and interest payment from the total aggregate cash consideration. The difference between the fair value of the 2022 Notes repurchased and the carrying value of $45.2 million resulted in a $5.4 million loss on extinguishment of debt.
As of March 31, 2021 and December 31, 2020, the outstanding principal on the 2022 Notes was $125.0 million, the unamortized debt discount was $8.4 million and $10.2 million, respectively, the unamortized debt issuance cost was $0.6 million and $0.8 million, respectively, and the net carrying amount of the liability component was $116.0 million and $114.0 million, respectively, which was recorded as long-term debt within the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2021 and 2020, the Company recorded interest expense of $1.1 million and $1.5 million for contractual coupon interest, respectively, $1.9 million and $2.4 million, respectively, for amortization of the debt discount, and $0.1 million and $0.2 million, respectively, for amortization of debt issuance costs.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
counterparty may be unable to meet the terms of the transaction. The Company mitigates this risk by limiting its counterparty to a major financial institution.
In the fourth quarter of 2020, 8.8 million shares out of the 9.2 million shares of Class A common stock underlying the Prepaid Forward entered into as part of the Company’s 2022 Notes were early settled and delivered to the Company. In April 2021, the remaining 0.4 million shares of Class A common stock underlying the Prepaid Forward were early settled and delivered to the Company. There was no financial statement impact due to the return of shares; however, shares outstanding for corporate law purposes are reduced by the early settlements.
2025 Convertible Notes
In November 2020, the Company issued $125.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 and granted an option to the initial purchasers to purchase up to an additional $18.8 million aggregate principal amount of the 2025 Notes to cover over-allotments, of which $18.8 million was subsequently exercised during November 2020, resulting in a total issuance of $143.8 million aggregate principal amount of the 2025 Notes. The 2025 Notes are senior, unsecured obligations of GoPro and mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances. The 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 107.1984 shares of Class A common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $9.3285 per share of common stock, subject to adjustment. Based on current and projected liquidity, the Company has the intent and ability to deliver cash up to the principal amount of the 2025 Notes then outstanding upon conversion. The Company pays interest on the 2025 Notes semi-annually in arrears on May 15 and November 15 of each year.
The $143.8 million of proceeds received from the issuance of the 2025 Notes were allocated between long-term debt (liability component) of $106.9 million and additional paid-in-capital (equity component) of $36.9 million on the Condensed Consolidated Balance Sheets. The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the aggregate face value of the 2025 Notes. The liability component will be accreted up to the face value of the 2025 Notes of $143.8 million, which will result in additional non-cash interest expense being recognized in the Condensed Consolidated Statements of Operations through the 2025 Notes’ maturity date. The accretion of the 2025 Notes to par and debt issuance cost recorded to long-term debt is amortized into interest expense over the term of the 2025 Note using an effective interest rate of approximately 7.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
The Company incurred approximately $4.7 million of issuance costs related to the issuance of the 2025 Notes, of which $3.5 million and $1.2 million were recorded to long-term debt and additional paid-in capital, respectively. The $3.5 million of issuance costs recorded as long-term debt on the Condensed Consolidated Balance Sheets are being amortized over the five-year contractual term of the 2025 Notes using the effective interest method.
The Company may redeem all or any portion of the 2025 Notes on or after November 20, 2023 for cash if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice, at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued interest and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the 2025 Notes. The indenture includes customary terms and covenants, including certain events of default after which the 2025 Notes may be due and payable immediately.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
•during the five-business day period following any five consecutive trading day period in which the trading price for the 2025 Notes is less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate for the 2025 Notes on each such trading day;
•if the Company calls any or all of the 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately before the redemption date; or
•upon the occurrence of specified corporate events.
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended March 31, 2021, the conditions allowing holders of the 2025 Notes to convert were not met.
As of March 31, 2021 and December 31, 2020, the outstanding principal on the 2025 Notes was $143.8 million, the unamortized debt discount was $34.6 million and $36.1 million, respectively, the unamortized debt issuance cost was $3.3 million and $3.4 million, respectively, and the net carrying amount of the liability component was $105.9 million and $104.2 million, respectively, which was recorded as long-term debt within the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2021, the Company recorded interest expense of $0.4 million for contractual coupon interest, $0.2 million for amortization of debt issuance costs, and $1.6 million for amortization of the debt discount.
In connection with the offering of the 2025 Notes, the Company paid $10.2 million to enter into privately negotiated capped call transactions with certain financial institutions (Capped Calls). The Capped Calls have an initial strike price of $9.3285 per share, which corresponds to the initial conversion price of the 2025 Notes. The Capped Calls cover, subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2025 Notes, the number of Class A common stock initially underlying the 2025 Notes. The Capped Calls are generally expected to reduce potential dilution to the Company’s Class A common stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted 2025 Notes, as the case may be, with such reduction and/or offset subject to a cap, initially equal to $12.0925, and is subject to certain adjustments under the terms of the Capped Call transactions. The Capped Calls will expire in November 2025, if not exercised earlier.
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

5. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within ten years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2014 Plan generally vest over three years based upon continued service and the Company achieving certain financial and operating targets, and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. For additional information regarding the Company’s equity incentive plans, refer to the 2020 Annual Report.
Stock options
A summary of the Company’s stock option activity for the three months ended March 31, 2021 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2020	3,431	$8.79	6.50	$6,259
Granted	300	7.91
Exercised	(212)	5.15
Forfeited/Cancelled	(34)	20.87
Outstanding at March 31, 2021	3,485	$8.81	6.74	$14,324

Vested and expected to vest at March 31, 2021	3,485	$8.81	6.74	$14,324
Exercisable at March 31, 2021	2,140	$10.92	5.38	$6,008
The aggregate intrinsic value of the stock options outstanding as of March 31, 2021 represents the value of the Company’s closing stock price on March 31, 2021 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the three months ended March 31, 2021 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2020	10,639	$5.04
Granted	3,014	7.91
Vested	(2,008)	5.01
Forfeited	(267)	5.59
Non-vested shares at March 31, 2021	11,378	$5.79

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Performance stock units
A summary of the Company’s PSU activity for the three months ended March 31, 2021 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2020	1,319	$4.48
Granted	568	7.91
Vested	(322)	4.41
Forfeited	(288)	4.05
Non-vested shares at March 31, 2021	1,277	$6.12
Employee stock purchase plan. For the three months ended March 31, 2021 and 2020, the Company issued 0.5 million and 0.6 million shares under its ESPP, respectively, at weighted-average prices of $4.15 and $3.38, respectively.
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options granted and ESPP issuance is estimated using the Black-Scholes option pricing model. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its 2020 Annual Report.
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2021	2020
Cost of revenue	$429	$503
Research and development	4,136	3,022
Sales and marketing	1,865	1,717
General and administrative	2,439	2,395
Total stock-based compensation expense	$8,869	$7,637

The income tax benefit related to stock-based compensation expense was zero for the three months ended March 31, 2021 and 2020 due to a full valuation allowance on the Company’s United States net deferred tax assets (see Note 7 Income taxes).
At March 31, 2021, total unearned stock-based compensation of $65.9 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 2.3 years.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
6. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net loss	$(10,168)	$(63,528)

Denominator:
Weighted-average common shares - basic and diluted for Class A and Class B common stock	152,181	147,560

Basic and diluted net loss per share	$(0.07)	$(0.43)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2021	2020
Stock-based awards	15,750	14,000
Shares related to convertible senior notes	194	—
Total anti-dilutive securities	15,944	14,000
The Company has the intent and ability to deliver cash up to the principal amount of the 2022 Notes and 2025 Notes subject to conversion, based on the Company’s current and projected liquidity. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread is dilutive in periods of net income when the average market price of the Company’s Class A common stock for a given reporting period exceeds the initial conversion prices of $10.64 and $9.3285 per share for the 2022 Notes and 2025 Notes, respectively. The shares included in total anti-dilutive shares relate to the 2025 Notes and are calculated based on the average market price of the Company’s Class A Common Stock for the three months ended March 31, 2021. The initial conversion price of the 2022 Notes was greater than the average market price of the Company’s Class A Common Stock for the three months ended March 31, 2021 and as such, had no impact on anti-dilutive or dilutive share calculations. Upon conversion of the 2025 Notes, there will be no economic dilution until the average market price of the Company’s Class A common stock exceeds the cap price of $12.0925 per share, as exercise of the Capped Calls offset any dilution from the 2025 Notes from the initial conversion price up to the cap price. The Capped Calls are excluded from diluted net income per share as they would be anti-dilutive under the treasury stock method.
The Company’s 2022 Notes mature on April 15, 2022 and the 2025 Notes mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing Arrangements. The 2022 Notes and 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the 2022 Notes is 20.6 million shares of Class A common stock and 20.8 million shares of Class A common stock upon conversion of the 2025 Notes. Additionally, the calculation of weighted-average shares outstanding for the three months ended March 31, 2021 and 2020 excludes approximately 9.2 million shares effectively repurchased and held in treasury stock on the Condensed Consolidated Balance Sheets as a result of the Prepaid Forward transaction entered into in connection with the 2022 Note offering.
The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

	Three months ended March 31,
(dollars in thousands)	2021	2020
Income tax expense	$1,219	$2,399
Effective tax rate	(13.6)%	(3.9)%

The Company recorded income tax expense of $1.2 million for the three months ended March 31, 2021, on a pre-tax net loss of $8.9 million, which resulted in a negative effective tax rate of 13.6%. The Company’s income tax expense for the three months ended March 31, 2021, was composed of $1.3 million of tax expense incurred on pre-tax income, and discrete items that primarily included $1.8 million of net excess tax benefit for employee stock-based compensation and $0.2 million of tax benefit relating to the foreign provision to income tax return adjustments, partially offset by a net increase in the valuation allowance of $2.0 million.
For the three months ended March 31, 2020, the Company recorded income tax expense of $2.4 million on a pre-tax net loss of $61.1 million, which resulted in a negative effective tax rate of 3.9%. The Company’s income tax expense for the three months ended March 31, 2020 was primarily composed of $2.3 million of tax expense incurred on pre-tax income, and discrete items that included a $1.1 million of net non-deductible equity tax expense for employee stock-based compensation and $0.1 million of tax expense relating to the foreign provision to income tax returns adjustments, partially offset by a net decrease in the valuation allowance of $1.1 million.
During Q1 2021, it was determined that no material adjustments were required to the Company’s valuation allowances. However, the Company will continue to monitor expected 2021 projections and their potential impact on its assessment regarding the recoverability of its deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit will be recorded.
At March 31, 2021 and December 31, 2020, the Company’s gross unrecognized tax benefits were $27.6 million and $27.5 million, respectively. If recognized, $16.1 million of these unrecognized tax benefits (net of United States federal benefit) at March 31, 2021 would reduce income tax expense after considering the impact of the change in the valuation allowance in the United States. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s deferred tax assets, which would be offset by a full valuation allowance based on present circumstances. The unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months, it is possible that up to $13.0 million of uncertain tax position could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.

8. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.
The components of net lease cost, which were recorded in operating expenses, were as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Operating lease cost (1)	$3,096	$4,207
Sublease income	(133)	(129)
Net lease cost	$2,963	$4,078
(1)    Operating lease cost includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,690	$4,083
Right-of-use assets obtained in exchange for operating lease liabilities	821	176

Supplemental balance sheet information related to leases was as follows:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years) - operating leases	5.33	5.53
Weighted-average discount rate - operating leases	6.1%	6.2%

As of March 31, 2021, maturities of operating lease liabilities were as follows:

(in thousands)	March 31, 2021
2021 (remaining 9 months)	$9,057
2022	13,209
2023	12,098
2024	11,686
2025	11,477
Thereafter	12,683
Total lease payments	70,210
Less: Imputed interest	(11,194)
Present value of lease liabilities	$59,016

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of March 31, 2021, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $307.5 million.
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
Following settlement negotiations, an agreement in principle to settle all derivative claims on behalf of the Company (the Settlement) was reached by plaintiffs in the Consolidated Federal Derivative Actions, the Consolidated Delaware Derivative Actions, certain other plaintiffs (the Settling Plaintiffs), and the current and former executive officers and members of the Company’s Board. On February 9, 2021, the Settling Plaintiffs filed a motion for preliminary approval of the Settlement in the Consolidated Federal Derivative Actions, and the court preliminarily approved the Settlement on April 1, 2021. The final approval hearing is scheduled for July 28, 2021. The Settlement is subject to final court approval and is not expected to have a material impact on the Company’s condensed consolidated financial statements.
On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. GoPro filed an inter partes review (IPR) at the United States Patent and Trademark Office. On November 30, 2015, Contour dismissed the Utah action, and Contour IP Holdings LLC (CIPH), a non-practicing entity, re-filed a similar complaint in Delaware. The case was transferred to the Northern District of California in July 2017 (case 3:17-cv-04738) and was stayed pending the IPR proceedings. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019. Due to COVID-19 delays, the trial was delayed several times. Separately, on March 26, 2021, CIPH filed a new lawsuit against Company in the same court (case 3:21-cv-02143), asserting the same patents against certain GoPro products. On May 4, 2021, the Court indicated that the cases would be consolidated and set a trial date of April 18, 2022. The Company believes that both matters lack merit, and intends to vigorously defend against CIPH.
The Company regularly evaluates the associated developments of the legal proceedings described above, as well as other legal proceedings that arise in the ordinary course of business. While litigation is inherently uncertain, based on the currently available information, the Company is unable to determine a loss or a range of loss, and does not believe the ultimate cost to resolve these matters will have a material adverse effect on its business, financial condition, cash flows or results of operations.
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of March 31, 2021, the Company has not paid any claims nor has it been required to defend any action related to its indemnification

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

9. Concentrations of risk and geographic information
Concentration of risk. Financial instruments which potentially subject the Company to concentration of credit risk includes cash and cash equivalents, restricted cash, marketable securities, accounts receivable, and derivative instruments, including the Capped Calls associated with the 2025 Notes. The Company places cash and cash-equivalents with high-credit-quality financial institutions, however the Company maintains cash balances in excess of the FDIC insurance limits. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within management’s expectations. The Company believes its counterparty credit risk related to its derivative instruments is mitigated by transacting with major financial institutions with high credit ratings.
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	March 31, 2021	December 31, 2020
Customer A	30%	23%
Customer B	*	15%
Customer C	10%	12%
* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended March 31,
(in thousands)	2021	2020
Accounts receivable sold	$30,734	$31,319
Factoring fees	207	148
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended March 31,
	2021	2020
Customer A	11%	*
Customer B	*	11%
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Geographic information
Revenue by geographic region was as follows:

	Three months ended March 31,
(in thousands)	2021	2020
Americas	$106,638	$57,247
Europe, Middle East and Africa (EMEA)	49,803	29,719
Asia and Pacific (APAC)	47,239	32,434
Total revenue	$203,680	$119,400
For the three months ended March 31, 2021, the only country from which revenue exceeded 10% of total revenue was the United States. For the same period in 2020, revenue from the United States and Japan individually represented more than 10% of total revenue. Revenue from the United States, which is included in the Americas geographic region, was $93.3 million and $45.7 million for the three months ended March 31, 2021 and 2020, respectively. Revenue from Japan, which is included in the Asia and Pacific geographic region, was $14.3 million for the three months ended March 31, 2020. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of March 31, 2021 and December 31, 2020, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $5.8 million and $6.9 million, respectively.

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
•Results of Operations. Analysis of our financial results comparing the first quarter of 2021 to 2020.
•Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•Contractual Commitments. Overview of our contractual obligations, including expected payment schedules and indemnifications as of March 31, 2021.
•Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•Non-GAAP Financial Measures. A reconciliation and discussion of our GAAP to non-GAAP financial measures.
The following discussion should be read in conjunction with our 2020 Annual Report and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q of GoPro, Inc. and its subsidiaries (GoPro or we or the Company). Our MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. Forward-looking statements include plans to expand and improve product offerings, projections of results of operations, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expenses and drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create, the impact of COVID-19 on our business, operations, liquidity and capital resources, employees, customers, supply chain, financial results and the world economy, and the scope and duration thereof, plans to settle note conversion in cash, expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations, the outcome of pending or future litigation and legal proceedings and any discussion of the trends and other factors that drive our business and future results in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q including but not limited to Item 1A Risk Factors. In particular, the consequences of the COVID-19 pandemic to economic conditions and the industry in general, and the financial position and operating results of the Company in particular have been material, and changing rapidly, and cannot be predicted. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
GoPro makes it easy for the world to capture and share itself in immersive and exciting ways. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, manage and share engaging personal content. We make the world’s most versatile cameras, a sophisticated, yet simple-to-use content-management and mobile editing software, and provide a subscription-based cloud service. When consumers use our products and services, they often generate and share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new cameras, accessories, lifestyle gear, and software and subscription offerings. We believe new camera features and subscription benefits drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Our investments in image stabilization, mobile app editing, content management, sharing solutions, modular accessories, auto-upload capabilities, local language user-interfaces and voice recognition in more than 12 languages drive the expansion of our global market.
In September 2020, we began shipping our HERO9 Black flagship camera which features a 23.6MP sensor that provides stunning 5K video, the highest resolution ever for a HERO camera, 20MP photos and HyperSmooth 3.0 video stabilization. The HERO9 Black camera also features a new front-facing display, a larger rear touch display, an extended battery life, new Power Tools, TimeWarp 3.0, SuperPhoto, live streaming, webcam mode, built-in mounting, cloud connectivity and voice control. HyperSmooth 3.0 is our most advanced stabilization ever and includes in-camera horizon leveling that keeps shots smooth and level. TimeWarp Video 3.0 features Real Speed, which allows users to slow down footage to real speed and capture audio while recording, and Half Speed, which allows users to slow down footage even more for epic slow motion. Webcam Mode enables users to connect their HERO9 Black camera to a computer with the included USB-C cable to use the camera as a 1080p high-definition wide-angle webcam. We also introduced new Power Tools including HindSight, Scheduled Capture and Duration Capture to help users capture the perfect shot. HindSight allows users to capture and save up to 30 seconds of video before the shutter button is pressed. Scheduled Capture allows users to set up their cameras to automatically capture photos or videos up to 24 hours in advance and Duration Capture allows users to set their HERO9 Black to record for a specified length of time. In addition, we introduced a Max Lens Mod accessory that brings Max HyperSmooth video stabilization and Max SuperView’s ultra wide-angle photo and video to the HERO9 Black camera. Our HERO9 Black, HERO8 Black, HERO7 Black, HERO7 Silver and MAX cameras are compatible with our ecosystem of mountable and wearable accessories. The GoPro subscription includes unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro gear, mounts and accessories. In March 2021, we launched a refresh of our mobile app, Quik, which makes it easy for users to get the most out of their favorite photos and videos no matter which phone or camera is used to capture the footage. We believe the launch of Quik and the new Quik subscription is an important step in expanding our total addressable market to those who value organizing the visual moments of their lives. Quik users can conveniently share their favorite photos or videos to the Quik app where those special “keeper” photos or videos will be added to a private “Mural” feed within the app. Quik also features a suite of powerful yet simple editing tools which allows users to edit photos or videos themselves.
In December 2019, reports of a potentially deadly virus began to surface and in March 2020, the World Health Organization (the WHO) characterized the deadly virus, now called COVID-19, as a pandemic. The extent to which the COVID-19 pandemic may impact our financial condition or results of operations remains uncertain and the effect of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial performance until future periods. In the first quarter of 2020, we temporarily closed all of our offices and required most of our employees to work remotely. These changes remained largely in effect in the first quarter of 2021 and in most locations, we plan on maintaining closed offices at least through the middle of 2021. At this point, the duration and impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See section Item 1A Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

% Change
(units and dollars in thousands, except per share amounts)	Q1 2021	Q4 2020	Q1 2020	Q1 2021 vs. Q4 2020	Q1 2021 vs. Q1 2020
Revenue	$203,680	$357,772	$119,400	(43)%	71%
Camera units shipped (1)	556	1,108	341	(50)%	63%
Gross margin (2)	38.6%	38.0%	32.2%	60	bps	640	bps
Operating expenses	$82,208	$80,728	$94,541	2%	(13)%
Net income (loss)	$(10,168)	$44,413	$(63,528)	(123)%	(84)%
Diluted net income (loss) per share	$(0.07)	$0.28	$(0.43)	(125)%	(84)%
Cash provided by (used in) operations	$(25,492)	$106,253	$(68,284)	(124)%	(63)%

Other financial information:
Adjusted EBITDA (3)	$10,720	$67,744	$(41,356)	(84)%	(126)%
Non-GAAP net income (loss) (4)	$4,835	$61,064	$(49,613)	(92)%	(110)%
Non-GAAP diluted net income (loss) per share	$0.03	$0.39	$(0.34)	(92)%	(109)%
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
First quarter 2021 financial performance
Revenue in the first quarter of 2021 was $203.7 million, or a 71% increase from $119.4 million in the same period of 2020, and the gross margin percentage in the first quarter of 2021 was 38.6%, or a 640 bps increase from 32.2% in the same period of 2020. The year-over-year improvement in revenue was driven by our continued focus on direct-to-consumer sales through GoPro.com, which increased 224% year-over-year to $82.1 million or 40% of total revenue in the first quarter of 2021. In addition, our retail channel had substantially lower levels of channel inventory entering the first quarter of 2021 compared to prior year levels that resulted in higher unit sales. Gross margin was positively impacted by a favorable camera revenue mix, and a higher proportion of revenue from GoPro.com and subscription revenue. We shipped 556,000 camera units in the first quarter of 2021, compared to 341,000 camera units in the same period of 2020. Our average selling price (defined as total revenue divided by camera units shipped) in the first quarter of 2021 increased 4% to $366, primarily due to 95% of our camera revenue mix from cameras with a suggested retail price equal to or greater than $300 and growth in GoPro subscribers. In April 2021, we surpassed one million GoPro subscribers.
Operating expenses in the first quarter of 2021 decreased 13% year-over-year to $82.2 million, primarily attributable to our continued focus on cost management and the cost reductions recognized from our restructuring actions taken in the second quarter of 2020.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the first quarter of 2021, we incurred a net loss of $10.2 million on a GAAP basis, but were profitable on a non-GAAP basis with net income of $4.8 million. Adjusted EBITDA for the first quarter of 2021 was $10.7 million, compared to negative $41.4 million in the same period of 2020.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred operating losses in the first quarter of 2021, and fiscal year 2020, 2019 and 2018. However, our restructuring actions have significantly reduced our on-going operating expenses in the first quarter of 2021, and fiscal year 2020, 2019 and 2018, resulting in a flatter, more efficient global organization that has allowed for improved communication and better alignment among our functional teams. Primarily as a result of the impact of the COVID-19 pandemic, we took additional restructuring actions in April 2020 to further reduce our operating expenses in marketing, sales, and general and administrative functions, and to reduce our global facility footprint. Operating expense reductions related to research and development were minor in order to protect our product roadmap and innovation. Additionally, in response to the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to reduce the number of distributors and retailers that we work with to focus more on direct-to-consumer sales through GoPro.com. Revenue from GoPro.com in the three months ended March 31, 2021 and 2020 was $82.1 million and $25.3 million, respectively, and represented 40.3% and 21.2% of revenue, respectively. For the three months ended March 31, 2021 and 2020, revenue from retailers and distribution partners represented 59.7% and 78.8% of total revenue, respectively. If we are unable to generate adequate revenue growth, particularly in light of the impact of the COVID-19 pandemic, successfully sustain our direct-to-consumer sales model, or continue to manage our expenses, we may incur significant losses in the future and may not be able to achieve profitability.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Marketing the improved GoPro experience. We intend to focus our marketing resources to increase traffic, improve the consumer experience on GoPro.com, and further improve brand recognition. Historically, our growth has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. Our goal of achieving profitability depends on continuing to reach, expand and re-engage with this core user base in alignment with our strategic priorities. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
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

Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended March 31,
(dollars in thousands)	2021		2020
Revenue	$203,680	100%	$119,400	100%
Cost of revenue	124,984	61	80,973	68
Gross profit	78,696	39	38,427	32
Operating expenses:
Research and development	32,430	16	32,281	27
Sales and marketing	35,790	17	43,502	36
General and administrative	13,988	7	18,758	16
Total operating expenses	82,208	40	94,541	79
Operating loss	(3,512)	(1)	(56,114)	(47)
Other income (expense):
Interest expense	(5,880)	(3)	(4,843)	(4)
Other income (expense), net	443	—	(172)	—
Total other expense, net	(5,437)	(3)	(5,015)	(4)
Loss before income taxes	(8,949)	(4)	(61,129)	(51)
Income tax expense	1,219	1	2,399	2
Net loss	$(10,168)	(5)%	$(63,528)	(53)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended March 31,
	2021	2020	% Change
Camera units shipped	556	341	63%

Average selling price	$366	$351	4

GoPro.com	$82,058	$25,289	224
Percentage of revenue	40.3%	21.2%
Retail	$121,622	$94,111	29
Percentage of revenue	59.7%	78.8%
Total revenue	$203,680	$119,400	71%

Americas	$106,638	$57,247	86%
Percentage of revenue	52.3%	47.9%
Europe, Middle East and Africa (EMEA)	$49,803	$29,719	68
Percentage of revenue	24.5%	24.9%
Asia and Pacific (APAC)	$47,239	$32,434	46
Percentage of revenue	23.2%	27.2%
Total revenue	$203,680	$119,400	71%
Revenue was $203.7 million in the first quarter of 2021, or a 71% increase from the same period of 2020. The year-over-year increase in revenue was driven by our continued focus on direct-to-consumer sales through GoPro.com, which increased 224% year-over-year to $82.1 million or 40% of total revenue in the first quarter of 2021, compared to 21% of total revenue in the same period of 2020. In addition, our retail channel had substantially lower levels of channel inventory entering the first quarter of 2021 compared to prior year levels that resulted in higher unit sales. Camera units shipped in the first quarter of 2021 were 556,000 units, compared to 341,000 units in the same period of 2020. The average selling price in the first quarter of 2021 increased 4% year-over-year to $366, primarily due to 95% of our camera revenue mix from cameras with a suggested retail price equal to or greater than $300 and growth in GoPro subscribers. In April 2021, we surpassed one million GoPro subscribers. Average selling price is defined as total revenue divided by camera units shipped.
Cost of revenue and gross margin

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
Cost of revenue	$123,815	$78,587	58%
Stock-based compensation	429	503	(15)
Acquisition-related costs	723	1,887	(62)
Restructuring costs	17	(4)	(525)
Total cost of revenue	$124,984	$80,973	54%
Gross margin	38.6%	32.2%
Gross margin of 38.6% in 2021 increased from 32.2% in 2020, or 640 bps, primarily due to a favorable camera revenue mix and higher proportion of revenue from GoPro.com, 1,177 bps, lower operational expenses, 116 bps, and growth in our subscription services, 25 bps, partially offset by higher sales incentives, (756) bps.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Research and development

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
Research and development	$28,147	$29,283	(4)%
Stock-based compensation	4,136	3,022	37
Restructuring costs	147	(24)	(713)
Total research and development	$32,430	$32,281	—%
Percentage of revenue	15.9%	27.0%
The year-over-year increase of $0.1 million in total research and development expenses in the first quarter of 2021 compared to 2020 reflected a $1.1 million increase in stock-based compensation, a $0.9 million increase in cash-based personnel-related costs, a $0.3 million decrease in research and development tax credits and a $0.2 million increase in restructuring costs, partially offset by a $2.4 million decrease in consulting and professional services costs.
Sales and marketing

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
Sales and marketing	$33,863	$41,804	(19)%
Stock-based compensation	1,865	1,717	9
Restructuring costs	62	(19)	(426)
Total sales and marketing	$35,790	$43,502	(18)%
Percentage of revenue	16.6%	36.4%
The year-over-year decrease of $7.7 million, or 18%, in total sales and marketing expenses in the first quarter of 2021 compared to 2020 reflected a $9.3 million decrease in overall advertising and marketing expenses attributable to reduced online campaigns and marketing events, a $2.8 million decrease in cash-based personnel-related costs due to a reduction in global sales and marketing headcount, a $1.5 million decrease in allocated facilities, depreciation and other supporting overhead expenses, and a $0.4 million decrease in travel related expenses, partially offset by a $6.3 million increase in payment processing fees related to sales on GoPro.com and customer mobile purchases.
General and administrative

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
General and administrative	$11,492	$16,380	(30)%
Stock-based compensation	2,439	2,395	2
Restructuring costs	57	(17)	(435)
Total general and administrative	$13,988	$18,758	(25)%
Percentage of revenue	6.9%	15.7%
The year-over-year decrease of $4.8 million, or 25%, in total general and administrative expenses in the first quarter of 2021 compared to 2020 reflected a $3.0 million decrease in litigation expenses, a $1.1 million decrease in allocated facilities and other supporting overhead expenses, and a $0.7 million decrease in bad debt expense.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other income (expense)

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
Interest expense	$(5,880)	$(4,843)	21%
Other income (expense), net	443	(172)	(358)
Total other expense, net	$(5,437)	$(5,015)	8%
Total other expense, net, increased $0.4 million in the first quarter of 2021 compared to 2020, primarily driven by a $1.1 million increase in the amortization of our debt discount primarily due to the issuance of our 1.25% Convertible Senior Notes due 2025 (2025 Notes), partially offset by a $0.7 million increase in net foreign exchange rate-based transaction gains.
Income taxes

	Three months ended March 31,
(dollars in thousands)	2021	2020	% Change
Income tax expense	$1,219	$2,399	(49)%
Effective tax rate	(13.6)%	(3.9)%
We recorded an income tax expense of $1.2 million in the first quarter of 2021 on a pre-tax net loss of $8.9 million, which resulted in a negative effective tax rate of 13.6%. Our income tax expense was primarily related to $1.3 million of tax expense incurred on pre-tax income, and discrete items that primarily included $1.8 million of net excess tax benefit for employee stock-based compensation and $0.2 million of tax benefit relating to the foreign provision to income tax returns adjustments, partially offset by a net increase in the valuation allowance of $2.0 million.
See Note 7 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$296,754	$325,654
Percentage of total assets	41%	42%
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
As of March 31, 2021, our cash and cash equivalents totaled $296.8 million. The overall cash used in operations of $25.5 million in the first quarter of 2021 was primarily due to changes in working capital of $32.1 million and a net loss of $10.2 million, partially offset by non-cash expenses of $16.8 million. Working capital changes in the first quarter of 2021 were the result of a decrease in accounts payable and other liabilities of $56.1 million and an increase in inventory of $13.9 million, partially offset by a decrease in accounts receivable of $38.0 million. As of March 31, 2021, $18.6 million of cash was held by our foreign subsidiaries.
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
In the fourth quarter of 2020, 8.8 million shares out of the 9.2 million shares of Class A common stock underlying the Prepaid Forward entered into as part of our 2022 Notes were early settled and delivered to us. In April 2021, the remaining 0.4 million shares of Class A common stock underlying the Prepaid Forward were early settled and delivered to us. There was no financial statement impact due to the return of shares; however, shares outstanding for corporate law purposes were reduced by the early settlement.
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
In connection with the offering of the 2025 Notes, we entered into privately negotiated capped call transactions with certain financial institutions (Capped Calls). We used $10.2 million of the net proceeds from the sale of the 2025 Notes to purchase the Capped Calls and $56.2 million of the net proceeds to repurchase $50.0 million of aggregate principal amount of the 2022 Notes. The remaining net proceeds were used for general corporate purposes.
Liquidity
Based on our most current projections, we believe that our cash, cash equivalents and amounts available under our credit facility, will be sufficient to address our working capital needs, capital expenditures, outstanding commitments and other liquidity requirements for at least one year from the issuance of these financial statements.
•We expect that operating expenses and inventory purchases will constitute a material use of our cash balances. We intend to continue to manage our operating activities in line with our existing cash and available financial resources.
•In January 2021, we entered into a Credit Agreement with a certain bank which provides for a revolving credit facility under which we may borrow up to an aggregate amount of $50.0 million. Our credit facility will

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
terminate and any outstanding borrowings become due and payable on the earlier of (i) January 2024 and (ii) unless we have cash in a specified deposit account in an amount equal to or greater than the amount required to repay our convertible notes due April 2022, 91 days prior to the maturity date of such convertible notes. No borrowings have been made from the credit facility to date. (See Note 4 Financing Arrangements, in the Notes to Condensed Consolidated Financial Statements for additional information.)
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
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2021	2020	% Change
Net cash provided by (used in):
Operating activities	$(25,492)	$(68,284)	(63)%
Investing activities	$(1,068)	$6,097	(118)%
Financing activities	$(3,248)	$29,884	(111)%
Cash flows from operating activities
Cash used in operating activities of $25.5 million for the three months ended March 31, 2021 was primarily attributable to a net cash outflow of $32.1 million from changes in operating assets and liabilities and a net loss of $10.2 million, partially offset by non-cash expenses of $16.8 million. Cash outflows related to operating assets and liabilities consisted primarily of a decrease in accounts payable and other liabilities of $56.1 million and an increase in inventory of $13.9 million, partially offset by a decrease in accounts receivable of $38.0 million.
Cash flows from investing activities
Cash used in investing activities of $1.1 million for the three months ended March 31, 2021 was primarily attributable to net purchases of property and equipment of $1.1 million.
Cash flows from financing activities
Cash used in financing activities of $3.2 million for the three months ended March 31, 2021 was primarily attributable to $6.2 million in tax payments for net RSU settlements, partially offset by $3.0 million received from stock purchases made through our employee stock purchase plan and employee stock option exercises.
Off-balance sheet arrangements
During the periods presented, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations
See Note 4 Financing Arrangements, for a discussion regarding our 2022 Notes and 2025 Notes, and Note 8 Commitments, contingencies and guarantees, for a discussion regarding facility leases and other contractual commitments in the Notes to Condensed Consolidated Financial Statements.
There have been no material changes to our contract obligations and commitments disclosed in our 2020 Annual Report.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2020 Annual Report.

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
•adjusted EBITDA and non-GAAP net income (loss) exclude the impairment of intangible assets because it is a non-cash charge that varies in amount and frequency;
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
•adjusted EBITDA and non-GAAP net income (loss) exclude the loss on extinguishment of debt because it is not reflective of ongoing operating results in the period, and such losses vary in the frequency and amount;

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
•non-GAAP net income (loss) excludes acquisition-related costs including the amortization of acquired intangible assets (primarily consisting of acquired technology), the impairment of acquired intangible assets (if applicable), as well as third-party transaction costs incurred for legal and other professional services. These costs are not factored into our evaluation of potential acquisitions, or of our performance after completion of the acquisitions, because these costs are not related to our core operating performance or reflective of ongoing operating results in the period, and the frequency and amount of such costs vary significantly based on the timing and magnitude of our acquisition transactions and the maturities of the businesses being acquired. Although we exclude the amortization of acquired intangible assets from our non-GAAP net income (loss), management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation;
•non-GAAP net income (loss) excludes non-cash interest expense. In connection with the issuance of the Convertible Senior Notes in April 2017 and November 2020, we are required to recognize non-cash interest expense in accordance with the authoritative accounting guidance for convertible debt that may be settled in cash;
•non-GAAP net income (loss) excludes a gain on the sale and license of intellectual property. This gain is not related to our core operating performance or reflective of ongoing operating results in the period, and such gains vary in the frequency and amount;
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
The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended March 31,
(in thousands)	2021	2020
Net loss	$(10,168)	$(63,528)
Income tax expense	1,219	2,399
Interest expense, net	5,796	4,681
Depreciation and amortization	3,534	5,982
POP display amortization	637	1,537
Stock-based compensation	8,869	7,637
Restructuring and other costs	833	(64)
Adjusted EBITDA	$10,720	$(41,356)

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three months ended March 31,
(in thousands, except per share data)	2021	2020
Net loss	$(10,168)	$(63,528)
Stock-based compensation	8,869	7,637
Acquisition-related costs	723	1,887
Restructuring and other costs	833	(64)
Non-cash interest expense	3,433	2,373
Income tax adjustments	1,145	2,082
Non-GAAP net income (loss)	$4,835	$(49,613)

GAAP diluted net loss per share	$(0.07)	$(0.43)
Non-GAAP diluted net income (loss) per share	$0.03	$(0.34)

GAAP shares for diluted net loss per share	152,181	147,560
Add: effect of potentially dilutive shares	7,671	—
Non-GAAP shares for diluted net income (loss) per share	159,852	147,560

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In addition to market risk that is created by the uncertainties and the global market disruptions resulting from the COVID-19 pandemic, we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com, which has increased as a result of our focus on our direct-to-consumer sales strategy, is denominated in U.S. dollars and various foreign currencies. However, to date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had limited foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies, principally the Euro, British pound, Australian dollar, Singaporean dollar and Canadian dollar. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we continue to focus on the growth of our direct-to-consumer business and expand our operations, if foreign currency exchange rates become volatile, or if foreign currency held in our foreign entities increases, our exposure to foreign currency risk could become more significant. To date, we have not entered into any material foreign currency exchange contracts. For assets and liabilities denominated in other currencies, we do not believe that the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar would have a material effect on our results of operations from such a shift.
Interest rate risk. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents. Our cash equivalents are comprised of money market funds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the nature of our investment portfolio, we do not believe that an immediate 10% shift in interest rates would have a material effect on the fair value of our investment portfolio.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of March 31, 2021. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1, Note 8 Commitments, contingencies and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended March 31, 2021.

Item 1A. Risk Factors
The risks described in Risk Factors in our 2020 Annual Report, and as supplemented below, could materially and adversely affect our business, financial condition and results of operations. We do not believe any of the updates below constitute material changes from the risk factors previously disclosed in our 2020 Annual Report. The risk factors below do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
Risk Factor Summary

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
In addition, we incurred operating losses of $3.5 million and $56.1 million for the first quarters of 2021 and 2020, respectively. We also incurred operating losses of $36.8 million, $2.3 million and $94.0 million for the full year 2020, 2019 and 2018, respectively. Lower levels of revenue or higher levels of operating expense in future periods may result in additional losses or limited profitability. Since the fourth quarter of 2016, we implemented four company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on cameras, accessories, software and subscription services. We may not realize further or sustain cost savings from these previous actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Quarterly Report on Form10-Q and in our 2020 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
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
We depend on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores and acquiesce to our policies. We further depend on our retailers to employ, educate and motivate their sales personnel to effectively sell our products. Based on our strategic initiative to increase our direct-to-consumer sales through GoPro.com, our retailers may decide not to adequately display our products, choose to reduce the space for our products and POP displays in their stores, or choose not to carry some or all of our products or promote competitors’ products over ours and as a result, our sales could decrease and impact our plan to become more profitable.
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
Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the inability to execute on, a supplier roadmap for components and technologies, and natural disasters, fire, acts of terrorism, pandemics, including the COVID-19 pandemic, or other catastrophic events.
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

Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2020, greater demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 40%, 44% and 33% of our 2020, 2019 and 2018 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue due to macroeconomic conditions, any impact on consumer spending due to COVID-19 product release patterns, a decline in the effectiveness of our promotional activities, product mix, charges incurred against new products to support promotional activities, pricing pressures, supply chain disruptions, or for any other reason, including the fact that some retail locations may not be open for consumers due to COVID-19 restrictions, could cause our annual results of operations to suffer significantly. For example, due to a late stage production delay, our launch timing shifted for our HERO8 Black camera from Q3 2019 to Q4 2019 resulting in a material shift of revenue between Q3 2019 to Q4 2019. This product delay shortened the timeframe for holiday season sales and resulted in overall lower 2019 financial performance compared to our expectations.
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
Our sales through GoPro.com represent an increasing percentage of our revenue and we are focused on continuing to accelerate the growth of our e-commerce sales. Revenue from GoPro.com represented 40% of revenue in the first quarter of 2021.
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
Any system interruptions or delays to our e-commerce business could cause potential consumers to fail to purchase our products, and could harm our reputation and brand. The operation of our direct-to-consumer e-commerce business through GoPro.com depends on our ability to maintain an efficient and uninterrupted operation of online order-taking and fulfillment operations. Our e-commerce operations subject us to certain risks that could have an adverse effect on our operating results, including risks related to the technology systems that operate GoPro.com and related support systems, such as system failures, viruses, cyberattacks, computer hackers and similar disruptions, including disruptions resulting from the COVID-19 pandemic, or the technology systems’ ability to accurately aggregate our total subscribers from different systems and the related revenue, or the information technology related to aggregating our subscribers. If we or our designated third-party contractors and service providers are unable to maintain and upgrade GoPro.com, or if we encounter system interruptions or delays, our operating results could be adversely affected.
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
If we are not successful in broadening our user base to reach more of our core customers with integrated solutions with our products, software and subscription services, our future revenue growth will be negatively affected, and we may not recognize benefits from our investments in the various components of our storytelling solutions, and the marketing, sales and advertising costs associated with promoting these solutions. Additionally, for our subscription products, we may not obtain the expected acquisition and retention benefits and our business may be adversely affected.
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
We expect to derive the majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future and an increasing amount of revenue attributable from our subscription products. A decline in the price or unit demand for these products, whether due to a strategic shift in sales channel strategy and macroeconomic conditions, including variable tariff rates, competition or otherwise, or our inability to increase sales of higher price point products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our HERO camera line or MAX camera, or our inability to increase sales of these products, could materially harm our business and operating results. Further, any delays or issues with our new product launches could have a material adverse effect on our business, financial condition and results of operations. For example, due to a late stage production delay, we shifted the launch of the GoPro HERO8 Black camera from Q3 2019 to Q4 2019 resulting in a material shift of revenue from Q3 2019 to Q4 2019. This product delay shortened the timeframe for holiday season sales and resulted in overall lower 2019 financial performance compared to our expectations.
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
While we have developed and released products and services to add to our offerings, we may not be successful in achieving future revenue growth driven by newly released products and services. For example, we promoted our GoPro subscription in connection with our HERO camera lineup and MAX camera, to allow consumers to auto upload content to the cloud and make edits within the GoPro app, which was re-launched in March 2021 as Quik. If all the components of the storytelling solutions do not work together seamlessly or our users do not adopt them, they may not drive camera sales and our operating results could be adversely affected. In addition, we have been and will continue to expend resources to further innovate and deliver editing and sharing software solutions. If the software does not function as expected or users do not adopt our solution, sales of our cameras and GoPro subscriptions may be negatively affected. We cannot be assured that our investments in the development of software-related products and services will result in either increased revenue or profit. Changes in product mix may harm our financial results. If there is a shift in consumer demand from our higher-priced to lower-priced cameras without a corresponding increase in units sold, our revenues and gross profit could decrease and losses could result.
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

Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. We continue to focus on the value proposition of the GoPro mobile application, re-launched in March 2021 as Quik, by introducing new features and benefits that we believe will enable customers to edit and share their content easily. Our software application, and GoPro and Quik subscription products may not be as compelling as those offered by other companies, such as Apple, Adobe or Google, although the Quik application supports content from other platforms including content from iOS and Android. Manufacturers of smartphones and tablets, such as Apple, Google and Samsung may continue to design their products for use in a range of conditions, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours.
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

Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during 2020, our closing stock price ranged from a high of $8.86 in the fourth quarter to a low of $2.01 in the first quarter, and in the first quarter of 2021, our closing stock price ranged from a high of $13.54 to a low of $7.45. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2020 and 2019 and, as of March 31, 2021, we had an accumulated deficit of $660.7 million. Beginning in the fourth quarter of 2016 through the second quarter of 2020, we implemented four global reductions-in-force and other restructuring actions to reduce our operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions.
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
Our products, services and operating systems may contain unknown security vulnerabilities. For example, the firmware and software that are installed on our products may be susceptible to hacking or misuse. In addition, we offer a comprehensive online cloud management service through our GoPro subscription, which can be paired with our cameras. If malicious actors compromise the GoPro subscription, or if customer confidential information stored in the subscription or on the Quik app is accessed without authorization, our business will be harmed.
In the ordinary course of our business, we electronically maintain sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and personally identifiable information of our customers and employees in our facilities and on our networks. Through the GoPro subscription and the Quik app, users may store video and image files, including any telemetry or metadata that the user has chosen to associate with those files in the cloud. In our e-commerce services, we process, store and transmit consumer data. We also collect user data through certain marketing activities. For all of the foregoing internal and customer or consumer facing data and content collection, we collect and store that information in our or our third-party providers’ electronic systems. These systems may be targets of attacks, such as viruses, malware or phishing attempts by cyber criminals or other wrongdoers seeking to steal our users’ content or data, or our customer’s information for financial gain or to harm our business operations or reputation.
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
We host the Quik app, the GoPro subscription, the Quik subscription, GoPro Awards, our website account sign up and login and firmware upgrades for our cameras using Amazon Web Services (AWS) data centers, a provider of cloud infrastructure services, and may in the future use other third-party cloud-based systems in our operations. Accordingly, our operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, features, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Any incident affecting their infrastructure that may be caused by human error, fire, flood, severe storm, earthquake, or other natural disasters, cyberattacks, terrorist or other attacks, and other similar events beyond our control could negatively affect the GoPro and Quik subscription services. A prolonged AWS service disruption affecting our GoPro and Quik subscriptions for any of the foregoing reasons would negatively impact our ability to serve our consumers and could damage our reputation with current and potential consumers, expose us to liability, cause us to lose consumers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use. Further, if we were to make updates to the GoPro or Quik subscriptions that were not compatible with the configuration, architecture, features, and interconnection specifications of the third-party platform, our service could be disrupted.
In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we use, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to the GoPro or Quik subscriptions as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure service provider, which could materially adversely affect our business, results of operations and financial condition.
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
We rely on third-party distribution facilities and logistics operators for substantially all of our product distribution to distributors, directly to retailers, and directly to consumers. Our distribution facilities include computer controlled and automated equipment, which means their operations may be vulnerable to computer viruses or other security risks, the proper operation of software and hardware, electronic or power interruptions or other system failures. Further, because substantially all of our products are distributed from only a few locations and by a small number of companies, our operations could be interrupted by labor difficulties, extreme or severe weather conditions, pandemics, such as the continued spread of COVID-19, terrorism, political unrest, cyber-attacks, floods, fires or other natural disasters or events beyond our control near our distribution centers, or port shutdowns or other transportation-related interruptions, including security breaches along our distribution routes. Additionally, we use one primary supplier for the third-party distribution and if this supplier were to experience financial difficulties, cyber-attacks, or other types of interruption it could adversely affect our business.
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
Consumers use our cameras, and their associated mounts and accessories to self-capture their participation in a wide variety of physical activities, including extreme sports, which in many cases carry the risk of significant injury or death. We may be subject to claims that users have been injured or harmed by or while using our products, including false claims or erroneous reports relating to safety, security or privacy issues, or that personal property has been damaged as a result of use of our drone. Although we maintain insurance to help protect us from the risk of such claims, such insurance may not be sufficient or may not apply to all situations. Similarly, proprietors of establishments at which consumers engage in challenging physical activities could seek to ban the use of our products in their facilities to limit their own liability. In addition, if lawmakers or governmental agencies were to determine that the use of our products increased the risk of injury or harm to all or a subset of our users or should otherwise be restricted to protect consumers, they may pass laws or adopt regulations that limit the use of our products or increase our liability associated with the use of our products. Any of these events could adversely affect our brand, operating results and financial condition.
If we encounter issues with our manufacturers or suppliers, our business, brand, and results of operations could be harmed and we could lose sales.
We do not have internal manufacturing capabilities and rely on several contract manufacturers, located primarily in China to manufacture our products. We cannot be certain that we will not experience operational difficulties with our manufacturers, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs and increased lead times. We also rely on a number of supply chain partners to whom we outsource activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. Our supply chain partners are located in China, Thailand, Czech Republic, Hong Kong, Mexico, Netherlands, Singapore and a number of other countries in Europe and the Asia Pacific region. Our manufacturers and supply chain partners may experience disruptions in their operations due to equipment breakdowns, adding lines in a different country, labor strikes or shortages, transportation security vulnerabilities, natural disasters, component or material shortages, cyber-attacks, cost increases or other similar problems. Further, in order to minimize their inventory risk, our manufacturers might not order components from third-party suppliers with adequate lead time, thereby affecting our ability to meet our demand forecast. Therefore, if we fail to manage our relationship with our manufacturers and supply chain partners effectively, or if they experience operational difficulties, our ability to ship products to our retailers and distributors could be impaired and our competitive position and reputation could be harmed.
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
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, threat of fire, act of terrorism, public health issues or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations including China, Thailand, Hong Kong, Japan, Mexico, Netherlands, Singapore, Taiwan and the United States. Political instability, public health issues or other catastrophic events in any of those countries could adversely affect our business in the future, our financial condition and operating results.
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
We have registered, applied to register, and/or used certain of our trademarks in several jurisdictions worldwide. In some of those jurisdictions, third-party registrations, filings, or common law use exist for the same, similar or otherwise related products or services, which could block the registration of or ability to use our marks. Even if we are able to register our marks, competitors may adopt or file similar marks to ours, seek to cancel our trademark registrations, register domain names that mimic or incorporate our marks, or otherwise infringe upon or harm our trademark rights. Although we police our trademark rights carefully, there can be no assurance that we are aware of all third-party uses or that we will prevail in enforcing our rights in all such instances. Any of these negative outcomes could affect the strength, value and effectiveness of our brand, as well as our ability to market our products. We have also registered domain names for websites, or URLs, that we use in our business, such as GoPro.com, as well as social media handles. If we are unable to protect our domain names or social media handles, our brand, business, and operating results could be adversely affected. Domain names or social media handles similar to ours have already been registered in the United States and elsewhere, and we may not be able to prevent third parties from acquiring and using domain names or social media handles that infringe, are similar to, or otherwise decrease the value of, our trademarks. In addition, we might not be able to, or may choose not to, acquire or maintain trademark registrations, domain names, social media handles or other related rights in certain jurisdictions.
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
We use open source software in connection with our products and services. From time to time, companies that incorporate open source software into their products or services have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute or make available open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could nevertheless occur and we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition or operating results.

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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through March 31, 2021. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with our 2022 convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 69.5% of the voting power of our outstanding capital stock as of March 31, 2021 with Mr. Woodman, our Chairman and CEO, holding approximately 69.4% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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

Risks related to our indebtedness and capped call transactions
We have indebtedness in the form of convertible senior notes.
In November 2020, we completed an offering of $143.8 million aggregate principal amount of 1.25% convertible senior notes due 2025 (2025 Notes). As a result of the 2025 Notes, we incurred an additional $143.8 million principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2025.
In April 2017, we completed an offering of $175.0 million aggregate principal amount of 3.50% convertible senior notes due 2022 (2022 Notes, together with the 2025 Notes, the Notes). We repurchased $50.0 million aggregate principal amount of the 2022 Notes in November 2020, and expect to repay the remaining principal amount of $125.0 million at maturity in 2022.
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
In addition, our ability to purchase the Notes or repay prior to maturity any accelerated amounts under the Notes upon an event of default or pay cash upon conversions of the Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness outstanding at the time, including our credit facility. Our credit facility restricts our ability to repurchase the Notes for cash or repay prior to maturity any accelerated amounts under the Notes upon an event of default or pay cash upon conversion of the Notes, to the extent that on the date of such repurchase, repayment or conversion, as the case may be, we do not meet certain financial criteria set forth in the credit facility.
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
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently permitted to be accounted for utilizing the treasury stock method for earnings per share purposes. The effect of this is that the shares issuable upon conversion of the Notes are excluded from the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess are assumed to be issued. The FASB recently issued an accounting standards update to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which would negatively affect diluted earnings per share.
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
We are subject to counterparty risk with respect to the Capped Calls.
We will be subject to the risk that the capped call counterparties might default under the Capped Calls. Our exposure to the credit risk of the capped call counterparties is not secured by any collateral. Global economic conditions have in the recent past resulted in, and may again result in, the actual or perceived failure or financial difficulties of many financial institutions. If the capped call counterparties become subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with the capped call counterparties. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated to an increase in the market price of our Class A common stock. In addition, upon a default by the capped call counterparties, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the capped call counterparties to the Capped Calls.
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
While we have determined that our internal control over financial reporting was effective as of March 31, 2021, we must continue to monitor and assess our internal control over financial reporting. Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the 2020 Annual Report in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), the fair value of our convertible senior notes, and income taxes.

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

GoPro, Inc.
(Registrant)

Dated:	May 6, 2021	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	May 6, 2021	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	May 6, 2021	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)