Form 10-Q
period 2021-06-30
GoPro, Inc.
filed 2021-08-05
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2021, 126,408,297 and 27,666,296 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$285,806	$325,654
Restricted cash	—	2,000
Marketable securities	32,889	—
Accounts receivable, net	96,471	107,244
Inventory	106,751	97,914
Prepaid expenses and other current assets	28,763	23,872
Total current assets	550,680	556,684
Property and equipment, net	20,519	23,711
Operating lease right-of-use assets	29,114	31,560
Intangible assets, net	203	1,214
Goodwill	146,459	146,459
Other long-term assets	10,969	11,771
Total assets	$757,944	$771,399

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$86,076	$111,399
Accrued expenses and other current liabilities	108,018	113,776
Short-term operating lease liabilities	9,126	9,369
Deferred revenue	32,631	28,149
Short-term debt	118,087	—
Total current liabilities	353,938	262,693
Long-term taxes payable	5,573	18,099
Long-term debt	107,680	218,172
Long-term operating lease liabilities	47,609	51,986
Other long-term liabilities	4,979	4,431
Total liabilities	519,779	555,381

Commitments, contingencies and guarantees (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 126,184 and 122,233 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 27,866 and 28,885 shares issued and outstanding, respectively	995,510	980,147
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(643,732)	(650,516)
Total stockholders’ equity	238,165	216,018
Total liabilities and stockholders’ equity	$757,944	$771,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$249,586	$134,246	$453,266	$253,646
Cost of revenue	150,304	93,554	275,288	174,527
Gross profit	99,282	40,692	177,978	79,119
Operating expenses:
Research and development	37,800	34,558	70,230	66,839
Sales and marketing	35,670	34,965	71,460	78,467
General and administrative	16,310	16,083	30,298	34,841
Total operating expenses	89,780	85,606	171,988	180,147
Operating income (loss)	9,502	(44,914)	5,990	(101,028)
Other income (expense):
Interest expense	(5,532)	(4,671)	(11,412)	(9,514)
Other income (expense), net	1,312	(321)	1,755	(493)
Total other expense, net	(4,220)	(4,992)	(9,657)	(10,007)
Income (loss) before income taxes	5,282	(49,906)	(3,667)	(111,035)
Income tax expense (benefit)	(11,670)	1,069	(10,451)	3,468
Net income (loss)	$16,952	$(50,975)	$6,784	$(114,503)

Net income (loss) per share:
Basic	$0.11	$(0.34)	$0.04	$(0.77)
Diluted	$0.10	$(0.34)	$0.04	$(0.77)

Shares used to compute net income (loss) per share:
Basic	153,634	148,497	152,911	148,028
Diluted	164,857	148,497	162,455	148,028
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2021	2020
Operating activities:
Net income (loss)	$6,784	$(114,503)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,228	10,693
Non-cash operating lease cost	2,446	4,158
Stock-based compensation	18,898	13,513
Deferred income taxes	(9)	53
Non-cash restructuring charges	(99)	3,299
Non-cash interest expense	6,945	4,850
Other	(831)	1,199
Changes in operating assets and liabilities:
Accounts receivable, net	10,095	131,889
Inventory	(8,837)	2,085
Prepaid expenses and other assets	(2,719)	3,137
Accounts payable and other liabilities	(46,790)	(169,944)
Deferred revenue	5,571	(2,457)
Net cash used in operating activities	(2,318)	(112,028)

Investing activities:
Purchases of property and equipment, net	(2,018)	(2,163)
Purchases of marketable securities	(32,890)	—
Maturities of marketable securities	—	14,830
Asset acquisition	—	(438)
Net cash provided by (used in) investing activities	(34,908)	12,229

Financing activities:
Proceeds from issuance of common stock	4,200	1,909
Taxes paid related to net share settlement of equity awards	(7,975)	(2,354)
Proceeds from borrowings	—	30,000
Net cash provided by (used in) financing activities	(3,775)	29,555
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(847)	(378)
Net change in cash, cash equivalents and restricted cash	(41,848)	(70,622)
Cash, cash equivalents and restricted cash at beginning of period	327,654	150,301
Cash, cash equivalents and restricted cash at end of period	$285,806	$79,679
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2019	146,818	$930,875	$(113,613)	$(583,733)	$233,529
Common stock issued under employee benefit plans, net of shares withheld for tax	1,542	1,863	—	—	1,863
Taxes paid related to net share settlements	—	(2,003)	—	—	(2,003)
Stock-based compensation expense	—	7,637	—	—	7,637
Net loss	—	—	—	(63,528)	(63,528)
Balances at March 31, 2020	148,360	938,372	(113,613)	(647,261)	177,498
Common stock issued under employee benefit plans, net of shares withheld for tax	278	30	—	—	30
Taxes paid related to net share settlements	—	(351)	—	—	(351)
Stock-based compensation expense	—	5,876	—	—	5,876
Net loss	—	—	—	(50,975)	(50,975)
Balances at June 30, 2020	148,638	$943,927	$(113,613)	$(698,236)	$132,078

Balances at December 31, 2020	151,119	$980,147	$(113,613)	$(650,516)	$216,018
Common stock issued under employee benefit plans, net of shares withheld for tax	2,214	2,998	—	—	2,998
Taxes paid related to net share settlements	—	(6,246)	—	—	(6,246)
Stock-based compensation expense	—	8,869	—	—	8,869
Net loss	—	—	—	(10,168)	(10,168)
Balances at March 31, 2021	153,333	985,768	(113,613)	(660,684)	211,471
Common stock issued under employee benefit plans, net of shares withheld for tax	717	1,442	—	—	1,442
Taxes paid related to net share settlements	—	(1,729)	—	—	(1,729)
Stock-based compensation expense (Note 5)	—	10,029	—	—	10,029
Net income	—	—	—	16,952	16,952
Balances at June 30, 2021	154,050	$995,510	$(113,613)	$(643,732)	$238,165
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. and its subsidiaries (GoPro or the Company) make it easy for the world to capture and share itself in immersive and exciting ways, helping people get the most out of their photos and videos. The Company is committed to developing solutions that create an easy, seamless experience for consumers to capture, create, manage and share engaging personal content. To date, the Company’s cameras, mountable and wearable accessories, and subscription services have generated substantially all of its revenue. The Company sells its products globally on its website, and through retailers and wholesale distributors. The Company’s global corporate headquarters are located in San Mateo, California.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
The Company’s camera sales contain multiple performance obligations that can include four separate obligations: a) a camera hardware component (which may be bundled with hardware accessories) and the embedded firmware essential to the functionality of the camera component delivered at the time of sale, b) the implicit right to the Company’s downloadable free apps and software solutions, c) the implied right for the customer to receive post contract support after the initial sale (PCS), and d) a subscription service. The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period, which is estimated to be 24 months based on historical experience. The transaction price allocated to subscription services is based on the standalone selling price and is recognized ratably over the subscription term, with payments received in advance of services being rendered recorded in deferred revenue. The transaction price is allocated to the remaining performance obligations on a residual value methodology. The transaction price allocated to the delivered hardware, related embedded firmware and free software solutions are recognized as revenue at the time of sale, provided the conditions for recognition of revenue have been met.
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
Deferred revenue as of June 30, 2021 and December 31, 2020 also included amounts related to the Company’s subscription services. The Company’s short-term and long-term deferred revenue balances totaled $34.9 million and $29.3 million as of June 30, 2021 and December 31, 2020, respectively. Of the deferred revenue balance as of December 31, 2020 and 2019, the Company recognized $9.3 million and $4.0 million of revenue during the three months ended June 30, 2021 and 2020, respectively, and $21.0 million and $9.8 million of revenue during the six months ended June 30, 2021 and 2020, respectively. Of the deferred revenue balance as of March 31, 2021 and 2020, the Company recognized $13.7 million and $5.5 million of revenue during the three months ended June 30, 2021 and 2020, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	June 30, 2021			December 31, 2020
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$188,516	$—	$188,516	$19,445	$—	$19,445
Total cash equivalents	$188,516	$—	$188,516	$19,445	$—	$19,445
Marketable securities:
Commercial paper	$—	$26,355	$26,355	$—	$—	$—
Corporate debt securities	—	6,534	6,534	—	—	—
Total marketable securities	$—	$32,889	$32,889	$—	$—	$—
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $97.3 million as of June 30, 2021 and $308.2 million, including $2.0 million of restricted cash, as of December 31, 2020.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of June 30, 2021 were all less than one year in duration. At June 30, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At June 30, 2021 and December 31, 2020, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (2022 Notes). In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 4 Financing arrangements). The estimated fair value of the 2022 Notes and 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2022 Notes and 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the 2022 Notes was $163.4 million and $146.0 million as of June 30, 2021 and December 31, 2020, respectively, while the calculated fair value of the 2025 Notes was $202.7 million and $166.8 million as of June 30, 2021 and December 31, 2020, respectively. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the 2022 Notes and 2025 Notes.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
3. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	June 30, 2021	December 31, 2020
Components	$9,913	$13,229
Finished goods	96,838	84,685
Total inventory	$106,751	$97,914
Property and equipment, net

(in thousands)	June 30, 2021	December 31, 2020
Leasehold improvements	$33,771	$35,180
Production, engineering and other equipment	44,829	48,908
Tooling	17,539	17,635
Computers and software	22,461	22,385
Furniture and office equipment	5,609	6,315
Tradeshow equipment and other	5,589	5,860
Construction in progress	42	22
Gross property and equipment	129,840	136,305
Less: Accumulated depreciation and amortization	(109,321)	(112,594)
Property and equipment, net	$20,519	$23,711
Intangible assets

	June 30, 2021
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$51,066	$(50,878)	$188
Domain name	15	—	15
Total intangible assets	$51,081	$(50,878)	$203

	December 31, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$51,066	$(49,867)	$1,199
Domain name	15	—	15
Total intangible assets	$51,081	$(49,867)	$1,214

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Amortization expense was $0.3 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $1.0 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2021 (remaining 6 months)	$141
2022	47
$188
Other long-term assets

(in thousands)	June 30, 2021	December 31, 2020
Point of purchase (POP) displays	$2,775	$3,612
Long-term deferred tax assets	931	966
Deposits and other	7,263	7,193
Other long-term assets	$10,969	$11,771
Accrued expenses and other current liabilities

(in thousands)	June 30, 2021	December 31, 2020
Accrued liabilities	$31,086	$39,444
Accrued sales incentives	25,100	30,609
Employee related liabilities	16,228	7,067
Return liability	9,480	10,817
Warranty liability	7,234	7,997
Inventory received	2,244	1,709
Customer deposits	4,715	2,347
Purchase order commitments	1,341	1,921
Income taxes payable	219	221
Other	10,371	11,644
Accrued expenses and other current liabilities	$108,018	$113,776
Product warranty

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$7,452	$8,954	$8,523	$11,398
Charged to cost of revenue	4,114	1,269	6,769	2,986
Settlement of warranty claims	(3,945)	(2,897)	(7,671)	(7,058)
Warranty liability	$7,621	$7,326	$7,621	$7,326
At June 30, 2021 and December 31, 2020, $7.2 million and $8.0 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.4 million and $0.5 million, respectively, was recorded as a component of other long-term liabilities.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
At June 30, 2021, the Company was in compliance with all financial covenant contained in the 2021 Credit Agreement. The Company has made no borrowings from the 2021 Credit Facility to date.
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
At any time on or after January 15, 2022 until the second scheduled trading day immediately preceding the maturity date of the 2022 Notes on April 15, 2022, a holder may convert its 2022 Notes, in multiples of $1,000 principal amount. Holders of the 2022 Notes who convert their 2022 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended June 30, 2021, the conditions allowing holders of the 2022 Notes to convert were not met.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
As of June 30, 2021 and December 31, 2020, the outstanding principal on the 2022 Notes was $125.0 million, the unamortized debt discount was $6.4 million and $10.2 million, respectively, the unamortized debt issuance cost was $0.5 million and $0.8 million, respectively, and the net carrying amount of the liability component was $118.1 million and $114.0 million, respectively, which was recorded as short-term debt and long-term debt, respectively, within the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2021 and 2020, the Company recorded interest expense of $1.1 million and $1.6 million, respectively, for contractual coupon interest, $0.2 million for amortization of debt issuance costs, and $1.9 million and $2.5 million, respectively, for amortization of the debt discount. For the six months ended June 30, 2021 and 2020, the Company recorded interest expense of $2.2 million and $3.1 million, respectively, for contractual coupon interest, $0.3 million and $0.4 million, respectively, for amortization of debt issuance costs, and $3.8 million and $4.9 million, respectively, for amortization of the debt discount.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended June 30, 2021, the conditions allowing holders of the 2025 Notes to convert were not met.
As of June 30, 2021 and December 31, 2020, the outstanding principal on the 2025 Notes was $143.8 million, the unamortized debt discount was $33.0 million and $36.1 million, respectively, the unamortized debt issuance cost was $3.1 million and $3.4 million, respectively, and the net carrying amount of the liability component was $107.7 million and $104.2 million, respectively, which was recorded as long-term debt within the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2021, the Company recorded interest expense of $0.5 million for contractual coupon interest, $0.2 million for amortization of debt issuance costs, and $1.5 million for amortization of the debt discount. For the six months ended June 30, 2021, the Company recorded interest expense of $0.9 million for contractual coupon interest, $0.4 million for amortization of debt issuance costs, and $3.1 million for amortization of the debt discount.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Stock options
A summary of the Company’s stock option activity for the six months ended June 30, 2021 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2020	3,431	$8.79	6.50	$6,259
Granted	309	7.97
Exercised	(485)	5.23
Forfeited/Cancelled	(47)	19.53
Outstanding at June 30, 2021	3,208	$9.09	6.40	$12.633

Vested and expected to vest at June 30, 2021	3,208	$9.09	6.40	$12.663
Exercisable at June 30, 2021	2,034	$11.09	5.06	$5.553
The aggregate intrinsic value of the stock options outstanding as of June 30, 2021 represents the value of the Company’s closing stock price on June 30, 2021 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the six months ended June 30, 2021 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2020	10,639	$5.04
Granted	3,457	8.22
Vested	(2,520)	4.98
Forfeited	(489)	5.80
Non-vested shares at June 30, 2021	11,087	$6.01
Performance stock units
A summary of the Company’s PSU activity for the six months ended June 30, 2021 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2020	1,319	$4.48
Granted	573	7.93
Vested	(427)	4.59
Forfeited	(288)	4.05
Non-vested shares at June 30, 2021	1,177	$6.23
Employee stock purchase plan. For the six months ended June 30, 2021 and 2020, the Company issued 0.5 million and 0.6 million shares under its ESPP, respectively, at weighted-average prices of $4.15 and $3.38, respectively.
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
granted and ESPP issuance is estimated using the Black-Scholes option pricing model. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its 2020 Annual Report.
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$508	$332	$937	$835
Research and development	4,615	3,063	8,751	6,085
Sales and marketing	2,153	789	4,018	2,506
General and administrative	2,753	1,692	5,192	4,087
Total stock-based compensation expense	$10,029	$5,876	$18,898	$13,513

The income tax benefit related to stock-based compensation expense was zero for the three and six months ended June 30, 2021 and 2020 due to a full valuation allowance on the Company’s United States net deferred tax assets (see Note 7 Income taxes).
At June 30, 2021, total unearned stock-based compensation of $60.1 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 2.1 years.

6. Net income (loss) per share
The following table presents the calculations of basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$16,952	$(50,975)	$6,784	$(114,503)

Denominator:
Weighted-average common shares - basic for Class A and Class B common stock	153,634	148,497	152,911	148,028
Effect of dilutive securities	11,223	—	9,544	—
Weighted-average common shares - diluted for Class A and Class B common stock	164,857	148,497	162,455	148,028

Net income (loss) per share
Basic	$0.11	$(0.34)	$0.04	$(0.77)
Diluted	$0.10	$(0.34)	$0.04	$(0.77)

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Stock-based awards	1,397	15,057	1,672	14,519
Shares related to convertible senior notes	—	—	—	—
Total anti-dilutive securities	1,397	15,057	1,672	14,519
The Company has the intent and ability to deliver cash up to the principal amount of the 2022 Notes and 2025 Notes subject to conversion, based on the Company’s current and projected liquidity. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread is dilutive in periods of net income when the average market price of the Company’s Class A common stock for a given reporting period exceeds the initial conversion prices of $10.64 and $9.3285 per share for the 2022 Notes and 2025 Notes, respectively. For the three months ended June 30, 2021, the conversion spread relating to both the 2022 Notes and 2025 Notes had a dilutive effect on net income per share. For the six months ended June 30, 2021, only the conversion spread relating to the 2025 Notes had a dilutive effect on net income per share. The initial conversion price of the 2022 Notes was greater than the average market price of the Company’s Class A Common Stock for the six months ended June 30, 2021, and as such, had no impact on anti-dilutive or dilutive share calculations. Upon conversion of the 2025 Notes, there will be no economic dilution until the average market price of the Company’s Class A common stock exceeds the cap price of $12.0925 per share, as exercise of the Capped Calls offset any dilution from the 2025 Notes from the initial conversion price up to the cap price. The Capped Calls are excluded from diluted net income per share as they would be anti-dilutive under the treasury stock method.
The Company’s 2022 Notes mature on April 15, 2022 and the 2025 Notes mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing arrangements. The 2022 Notes and 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the 2022 Notes is 20.6 million shares of Class A common stock and 20.8 million shares of Class A common stock upon conversion of the 2025 Notes. Additionally, the calculation of weighted-average shares outstanding for the three and six months ended June 30, 2021 and 2020 excludes approximately 9.2 million shares effectively repurchased and held in treasury stock on the Condensed Consolidated Balance Sheets as a result of the Prepaid Forward transaction entered into in connection with the 2022 Note offering.
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

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Income tax expense (benefit)	$(11,670)	$1,069	$(10,451)	$3,468

The Company recorded an income tax benefit of $11.7 million for the three months ended June 30, 2021, on a pre-tax net income of $5.3 million, which resulted in a negative effective tax rate of 220.9%. The Company’s income tax benefit for the three months ended June 30, 2021, was composed of $1.0 million of tax expense incurred on pre-tax income, and discrete items that primarily included $12.6 million tax benefit due to the release of a portion of the Company’s uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions, $1.0 million of net excess tax benefit for employee stock-based compensation, $0.2 million of tax benefit relating to restructuring charges and $0.2 million of tax benefit relating to the foreign provision to income tax return adjustments, partially offset by a net increase in the valuation allowance of $1.3 million. The Company recorded an income tax benefit of $10.5 million for the six months ended June 30, 2021, on a pre-tax net loss of $3.7 million, which resulted in an effective tax rate of 285.0%. The Company’s income tax benefit for the six months ended June 30, 2021, was composed of $2.3 million of tax expense incurred on pre-tax income, and discrete items that primarily included a $12.6 million tax benefit due to the release of a portion of the Company’s uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions, $2.8 million of net excess tax benefit for employee stock-based compensation, $0.4 million of tax benefit relating to restructuring charges and $0.4 million of tax benefit relating to the foreign provision to income tax return adjustments, partially offset by a net increase in the valuation allowance of $3.3 million.
For the three months ended June 30, 2020, the Company recorded an income tax expense of $1.1 million on a pre-tax net loss of $49.9 million, which resulted in a negative effective tax rate of 2.1%. The Company’s income tax expense for the three months ended June 30, 2020 was composed of $0.6 million of tax expense incurred on pre-tax income, and discrete items that primarily included $0.7 million of net non-deductible equity tax expense for employee stock-based compensation, $2.6 million of tax expense relating to a reduction in deferred tax assets due to the treatment of stock-based compensation as a result of the Altera Corp. vs. Commissioner decision by the Ninth Circuit Court of appeals and $0.5 million of tax expense relating to certain states and foreign jurisdiction reserves, partially offset by a $2.4 million tax benefit related to restructuring charges and a net decrease in the valuation allowance of $0.8 million. The Company recorded an income tax expense of $3.5 million for the six months ended June 30, 2020, on a pre-tax net loss of $111.0 million, which resulted in a negative effective tax rate of 3.1%. The Company’s income tax expense for the six months ended June 30, 2020, was composed of $2.9 million of tax expense incurred on pre-tax income, and discrete items that primarily included $1.8 million of net non-deductible equity tax expense for employee stock-based compensation, $2.6 million of tax expense relating to a reduction in deferred tax assets due to the treatment of stock-based compensation as a result of the Altera Corp. vs. Commissioner decision by the Ninth Circuit Court of appeals and $0.5 million of tax expense relating to certain states and foreign jurisdiction reserves, partially offset by a $2.4 million tax benefit related to restructuring charges and a net decrease in the valuation allowance of $2.0 million.
At June 30, 2021 and December 31, 2020, the Company’s gross unrecognized tax benefits were $15.7 million and $27.5 million, respectively. If recognized, $5.4 million of these unrecognized tax benefits (net of United States federal benefit) at June 30, 2021 would reduce income tax expense after considering the impact of the change in the valuation allowance in the United States. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s deferred tax assets, which would be offset by a full valuation allowance based on present circumstances. The unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions. While it is often difficult to predict the

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome.
During Q2 2021, it was determined that no material adjustments were required to the Company’s valuation allowances. However, the Company will continue to monitor expected 2021 projections and their potential impact on its assessment regarding the recoverability of its deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit will be recorded.
8. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.
The components of net lease cost, which were recorded in operating expenses, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost (1)	$2,892	$4,088	$5,988	$8,295
Sublease income	(100)	(131)	(233)	(260)
Net lease cost	$2,792	$3,957	$5,755	$8,035
(1)    Operating lease cost includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,493	$7,441
Right-of-use assets obtained in exchange for operating lease liabilities	1,018	147

Supplemental balance sheet information related to leases was as follows:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years) - operating leases	5.12	5.53
Weighted-average discount rate - operating leases	6.1%	6.2%

As of June 30, 2021, maturities of operating lease liabilities were as follows:

(in thousands)	June 30, 2021
2021 (remaining 6 months)	$5,479
2022	13,312
2023	12,124
2024	11,686
2025	11,477
Thereafter	12,683
Total lease payments	66,761
Less: Imputed interest	(10,286)
Present value of lease liabilities	$56,475

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of June 30, 2021, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $358.1 million.
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
Different shareholders filed two similar purported shareholder derivative actions on October 30, 2018 and November 7, 2018 in the Delaware Court of Chancery (the Consolidated Delaware Derivative Actions). On April 28, 2020, the Delaware Court of Chancery granted defendants’ motion to dismiss the Consolidated Delaware Derivative Action complaint with prejudice (the “April 28 Order”). Plaintiffs filed a notice of appeal of the April 28 Order to the Delaware Supreme Court on May 8, 2020. On August 3, 2021, pursuant to the terms of the Settlement described below, the parties filed a stipulation dismissing the appeal, which the Delaware Supreme Court entered on August 4, 2021.
Other shareholders filed similar purported shareholder derivative actions on December 26, 2018, February 15, 2019, and January 27, 2020 in the Delaware Court of Chancery.
Following settlement negotiations, an agreement in principle to settle all derivative claims on behalf of the Company (the Settlement) was reached by plaintiffs in the Consolidated Federal Derivative Actions, the Consolidated Delaware Derivative Actions, certain other plaintiffs (the Settling Plaintiffs), and the current and former executive officers and members of the Company’s Board. On February 9, 2021, the Settling Plaintiffs filed a motion for preliminary approval of the Settlement in the Consolidated Federal Derivative Actions, and the court preliminarily approved the Settlement on April 1, 2021. On July 28, 2021, the court entered an order granting final approval of the Settlement and judgment was entered the same day (the “Final Order and Judgment”). Pursuant to the terms of the Settlement, certain of the other plaintiffs have ten days from the date of the Final Order and Judgment to dismiss their cases. The Settlement is not expected to have a material impact on the Company’s condensed consolidated financial statements.
On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. GoPro filed an inter partes review (IPR) at the United States Patent and Trademark Office. On November 30, 2015, Contour dismissed the Utah action, and Contour IP Holdings LLC (CIPH), a non-practicing entity, re-filed a similar complaint in Delaware. The case was transferred to the Northern District of California in July 2017 (case 3:17-cv-04738) and was stayed pending the IPR proceedings. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019. Due to COVID-19 delays, the trial was delayed several times. Separately, on March 26, 2021, CIPH filed a new lawsuit against Company in the same court (case 3:21-cv-02143), asserting the same patents against certain GoPro products. On May 6, 2021, the Court consolidated the two cases and set a trial date of April 18, 2022. The Company believes that the matters lack merit, and intends to vigorously defend against CIPH.
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of June 30, 2021, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

9. Concentrations of risk and geographic information
Concentration of risk. Financial instruments which potentially subject the Company to concentration of credit risk includes cash and cash equivalents, restricted cash, marketable securities, accounts receivable, and derivative instruments, including the Capped Calls associated with the 2025 Notes. The Company places cash and cash-equivalents with high-credit-quality financial institutions; however, the Company maintains cash balances in excess of the FDIC insurance limits. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within management’s expectations. The Company believes its counterparty credit risk related to its derivative instruments is mitigated by transacting with major financial institutions with high credit ratings.
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	June 30, 2021	December 31, 2020
Customer A	19%	23%
Customer B	38%	15%
Customer C	10%	12%
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Accounts receivable sold	$3,902	$4,242	$34,636	$35,561
Factoring fees	8	38	215	186
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Customer A	11%	*	19%	*
Customer B	*	10%	17%	*
Customer C	*	13%	10%	*
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
distribution and other direct sales logistics. In instances where an outsourcing agreement does not exist or these third parties fail to perform their obligations, the Company may be unable to find alternative partners or satisfactorily deliver its products to its customers on time.
Geographic information
Revenue by geographic region was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Americas	$146,600	$82,640	$253,238	$139,887
Europe, Middle East and Africa (EMEA)	61,190	34,909	110,993	64,628
Asia and Pacific (APAC)	41,796	16,697	89,035	49,131
Total revenue	$249,586	$134,246	$453,266	$253,646
Revenue from the United States, which is included in the Americas geographic region, was $131.4 million and $76.8 million for the three months ended June 30, 2021 and 2020, respectively, and $224.7 million and $122.5 million for the six months ended June 30, 2021 and 2020, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of June 30, 2021 and December 31, 2020, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $5.8 million and $6.9 million, respectively.

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
•Results of Operations. Analysis of our financial results comparing the second quarter and first six months of 2021 to 2020.
•Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•Contractual Commitments. Overview of our contractual obligations, including expected payment schedules and indemnifications as of June 30, 2021.
•Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•Non-GAAP Financial Measures. A reconciliation and discussion of our GAAP to non-GAAP financial measures.
The following discussion should be read in conjunction with our 2020 Annual Report and the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q of GoPro, Inc. and its subsidiaries (GoPro or we or the Company). Our MD&A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. Forward-looking statements include, but are not limited to, plans to expand and improve product offerings, projections of results of operations, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expenses and drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create, the impact of COVID-19 and the economic recovery therefrom on our business, operations, liquidity and capital resources, employees, customers, supply chain, financial results and the world economy, and the scope and duration thereof, plans to settle note conversion in cash, expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations, the outcome of pending or future litigation and legal proceedings and any discussion of the trends and other factors that drive our business and future results in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q, including but not limited to Item 1A Risk Factors. In particular, the consequences of the COVID-19 pandemic to economic conditions and the industry in general, and the financial position and operating results of the Company in particular have been material, and changing rapidly, and cannot be predicted. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
GoPro makes it easy for the world to capture and share itself in immersive and exciting ways, helping people get the most out of their photos and videos. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, manage and share engaging personal content. We make the world’s most versatile cameras, sophisticated, yet simple-to-use content-management and mobile editing software, and enable our product ecosystem for our customers through the GoPro and Quik subscriptions. When consumers use our products and services, they often generate and share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new cameras, accessories, lifestyle gear, and software and subscription offerings. We believe new camera features and subscription benefits drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Our investments in image stabilization, the Quik app’s content management, editing and sharing solutions, modular accessories, our cameras’ auto-upload capabilities, local language user-interfaces and voice recognition in more than 12 languages drive the expansion of our global market.
In September 2020, we began shipping our HERO9 Black flagship camera which features a 23.6MP sensor that provides stunning 5K video, the highest resolution ever for a HERO camera, 20MP photos and HyperSmooth 3.0 video stabilization. The HERO9 Black camera also features a new front-facing display, a larger rear touch display, an extended battery life, new Power Tools, TimeWarp 3.0, SuperPhoto, live streaming, webcam mode, built-in mounting, cloud connectivity and voice control. HyperSmooth 3.0 is our most advanced stabilization ever and includes in-camera horizon leveling that keeps shots smooth and level. TimeWarp Video 3.0 features Real Speed, which allows users to slow down footage to real speed and capture audio while recording, and Half Speed, which allows users to slow down footage even more for epic slow motion. Webcam Mode enables users to connect their HERO9 Black camera to a computer with the included USB-C cable to use the camera as a 1080p high-definition wide-angle webcam. We also introduced new Power Tools including HindSight, Scheduled Capture and Duration Capture to help users capture the perfect shot. HindSight allows users to capture and save up to 30 seconds of video before the shutter button is pressed. Scheduled Capture allows users to set up their cameras to automatically capture photos or videos up to 24 hours in advance and Duration Capture allows users to set their HERO9 Black to record for a specified length of time. In addition, we introduced a Max Lens Mod accessory that brings Max HyperSmooth video stabilization and Max SuperView’s ultra wide-angle photo and video to the HERO9 Black camera. Our HERO9 Black, HERO8 Black, HERO7 Black, HERO7 Silver and MAX cameras are compatible with our ecosystem of mountable and wearable accessories. The GoPro subscription includes unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro gear, mounts and accessories. In March 2021, we launched a refresh of our mobile app, Quik, which makes it easy for users to get the most out of their favorite photos and videos no matter which phone or camera is used to capture the footage. We believe the launch of Quik and the new Quik subscription is an important step in expanding our total addressable market to those who value organizing the visual moments of their lives. Quik users can conveniently share their favorite photos or videos to the Quik app where those special “keeper” photos or videos will be added to a private “Mural” feed within the app. Quik also features a suite of powerful yet simple editing tools which allows users to edit photos or videos themselves. In June 2021, we announced Open GoPro, an open API initiative that makes it easy for third-party developers to integrate HERO9 Black into their own development efforts.
In December 2019, reports of a potentially deadly virus began to surface and in March 2020, the World Health Organization (the WHO) characterized the COVID-19 virus as a pandemic. The pandemic is having widespread, rapidly evolving, and unpredictable impacts on global societies, economies, financial markets and business practices. During the six months ended June 30, 2021, sales improved as retail began to recover as store traffic accelerated. In the first quarter of 2020, we temporarily closed all of our offices and required most of our employees to work remotely. These changes remained largely in effect in the second quarter of 2021 and in most locations, we plan on maintaining closed offices at least through end of 2021. See Item 1A Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

				% Change
(units and dollars in thousands, except per share amounts)	Q2 2021	Q1 2021	Q2 2020		Q2 2021 vs. Q1 2021		Q2 2021 vs. Q2 2020
Revenue	$249,586	$203,680	$134,246		23%		86%
Camera units shipped (1)	724	556	448		30%		62%
Gross margin (2)	39.8%	38.6%	30.3%	120	bps	950	bps
Operating expenses	$89,780	$82,208	$85,606		9%		5%
Net income (loss)	$16,952	$(10,168)	$(50,975)		(267)%		(133)%
Diluted net income (loss) per share	$0.10	$(0.07)	$(0.34)		(243)%		(129)%
Cash provided by (used in) operations	$23,174	$(25,492)	$(43,744)		(191)%		(153)%

Other financial information:
Adjusted EBITDA (3)	$25,065	$10,720	$(22,367)		134%		(212)%
Non-GAAP net income (loss) (4)	$19,862	$4,835	$(29,721)		311%		(167)%
Non-GAAP diluted net income (loss) per share	$0.12	$0.03	$(0.20)		300%		(160)%
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
(4)    We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges, non-cash interest expense, loss on extinguishment of debt and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.
Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented under Non-GAAP Financial Measures.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Second quarter 2021 financial performance
Revenue in the second quarter of 2021 was $249.6 million, or an 86% increase from $134.2 million in the same period of 2020, and the gross margin percentage in the second quarter of 2021 was 39.8%, or a 950 bps increase from 30.3% in the same period of 2020. The year-over-year improvement in revenue was driven by strong sales through our retail channel as stores began to reopen, primarily in North America and EMEA, which increased 116% year-over-year. As a result of increased sell-through by our retail channel partners, channel inventory decreased approximately 15% and 35% sequentially and year-over-year, respectively, to below 500,000 camera units at the end of the second quarter of 2021. The year-over-year improvement in revenue was also driven by our continued focus on direct-to-consumer sales through GoPro.com, which increased 48% year-over-year to $87.8 million in the second quarter of 2021. Gross margin was positively impacted by 950 bps year-over-year, primarily driven by improved pricing, growth in high margin subscription revenue, and better leverage on overhead costs due to higher camera unit sales. Gross margin and net income per share were also positively impacted by foreign currency rate fluctuations primarily related to sales from GoPro.com, which improved gross margin and net income per share by approximately 20 bps and $0.01, respectively, in the second quarter of 2021. In addition, net income per share was positively impacted by approximately $0.08 due to a current quarter tax benefit primarily associated with the release of a portion of our uncertain tax positions reserve. We shipped 724,000 camera units in the second quarter of 2021, compared to 448,000 camera units in the same period of 2020. Our average selling price, which is defined as total revenue divided by camera units shipped, in the second quarter of 2021 increased 15% year-over-year to $345, primarily due to 94% of our camera revenue mix from cameras with a suggested retail price equal to or greater than $300 and growth in GoPro subscribers. We had 1.16 million GoPro subscribers at the end of the second quarter of 2021. Subscription revenue in the second quarter of 2021 was $11.6 million, or a 143% increase from $4.7 million in the same period of 2020.
Net income in the second quarter of 2021 was $17.0 million, an improvement of $68.0 million, when compared to a net loss of $51.0 million in the same period of 2020. Adjusted EBITDA for the second quarter of 2021 was $25.1 million, compared to negative $22.4 million in the same period of 2020.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. While we generated operating income during the second quarter of 2021, we continue to make strategic decisions to create sustainable growth and profitability in our business. Prior to the second quarter of 2021, we had incurred operating losses in the first quarter of 2021, as well as fiscal years 2020, 2019 and 2018. Our restructuring actions have significantly reduced our on-going operating expenses, resulting in a flatter, more efficient global organization that has allowed for improved communication and better alignment among our functional teams. Primarily as a result of the impact of the COVID-19 pandemic, we took additional restructuring actions in April 2020 to further reduce our operating expenses in marketing, sales, and general and administrative functions, and to reduce our global facility footprint. Operating expense reductions related to research and development were minor in order to protect our product roadmap and innovation. Additionally, in response to the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to reduce the number of distributors and retailers that we work with to focus more on direct-to-consumer sales through GoPro.com. Revenue from GoPro.com in the three months ended June 30, 2021 and 2020 was $87.8 million and $59.5 million, respectively, and represented 35.2% and 44.3% of total revenue, respectively. Revenue from GoPro.com in the six months ended June 30, 2021 and 2020 was $169.8 million and $84.8 million, respectively, and represented 37.5% and 33.4% of total revenue, respectively. For the three months ended June 30, 2021 and 2020, revenue from retailers and distribution partners represented 64.8% and 55.7% of total revenue, respectively. For the six months ended June 30, 2021 and 2020, revenue from retailers and distribution partners represented 62.5% and 66.6% of total revenue, respectively. The revenue growth year-over-year was also impacted by temporarily depressed sales in the second quarter of 2020, due to the start of the COVID-19 pandemic.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
If we are unable to generate adequate revenue growth, particularly in light of the impact of the COVID-19 pandemic, successfully sustain our direct-to-consumer sales model and current revenue growth rate, or continue to manage our expenses, we may incur significant losses in the future and may not be able to achieve profitability.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2021		2020		2021		2020
Revenue	$249,586	100%	$134,246	100%	$453,266	100%	$253,646	100%
Cost of revenue	150,304	60	93,554	70	275,288	61	174,527	69
Gross profit	99,282	40	40,692	30	177,978	39	79,119	31
Operating expenses:
Research and development	37,800	15	34,558	26	70,230	15	66,839	26
Sales and marketing	35,670	14	34,965	26	71,460	16	78,467	31
General and administrative	16,310	7	16,083	12	30,298	7	34,841	14
Total operating expenses	89,780	36	85,606	64	171,988	38	180,147	71
Operating income (loss)	9,502	4	(44,914)	(34)	5,990	1	(101,028)	(40)
Other income (expense):
Interest expense	(5,532)	(2)	(4,671)	(3)	(11,412)	(3)	(9,514)	(4)
Other income (expense), net	1,312	—	(321)	—	1,755	—	(493)	—
Total other expense, net	(4,220)	(2)	(4,992)	(3)	(9,657)	(3)	(10,007)	(4)
Income (loss) before income taxes	5,282	2	(49,906)	(37)	(3,667)	(2)	(111,035)	(44)
Income tax expense (benefit)	(11,670)	(5)	1,069	1	(10,451)	(3)	3,468	1
Net income (loss)	$16,952	7%	$(50,975)	(38)%	$6,784	1%	$(114,503)	(45)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended June 30,			Six months ended June 30,
	2021	2020	% Change	2021	2020	% Change
Camera units shipped	724	448	62%	1,280	789	62%

Average selling price	$345	$300	15	$354	$322	10

GoPro.com	$87,776	$59,505	48	$169,834	$84,794	100
Percentage of revenue	35.2%	44.3%		37.5%	33.4%
Retail	$161,810	$74,741	116	$283,432	$168,852	68
Percentage of revenue	64.8%	55.7%		62.5%	66.6%
Total revenue	$249,586	$134,246	86%	$453,266	$253,646	79%

Americas	$146,600	$82,640	77%	$253,238	$139,887	81%
Percentage of revenue	58.8%	61.6%		55.9%	55.1%
Europe, Middle East and Africa (EMEA)	$61,190	$34,909	75	$110,993	$64,628	72
Percentage of revenue	24.5%	26.0%		24.5%	25.5%
Asia and Pacific (APAC)	$41,796	$16,697	150	$89,035	$49,131	81
Percentage of revenue	16.7%	12.4%		19.6%	19.4%
Total revenue	$249,586	$134,246	86%	$453,266	$253,646	79%
Revenue in the second quarter of 2021 was $249.6 million, or an 86% increase from the same period in 2020. Revenue in the first half of 2021 was $453.3 million, or a 79% increase from the same period of 2020. The year-over-year increase in revenue was driven by strong sales through our retail channel as stores began to reopen, primarily in North America and EMEA, which increased 116% year-over-year compared to the second quarter of 2020 and 68% year-over-year compared to the first half of 2020. As a result of increased sell-through by our retail channel partners, channel inventory decreased approximately 15% and 35% sequentially and year-over-year, respectively, to below 500,000 camera units in the second quarter of 2021. In addition, we continued to focus on direct-to-consumer sales through GoPro.com, which increased 48% year-over-year compared to the second quarter of 2020 and 100% year-over-year compared to the first half of 2020. Camera units shipped in the second quarter and first half of 2021 were 724,000 and 1.3 million units, respectively, compared to 448,000 and 789,000 units in the same periods of 2020. The average selling price, which is defined as total revenue divided by camera units shipped, in the second quarter and first half of 2021 was $345 and $354, respectively, or an increase of 15% and 10%, respectively. The increase in our average selling price was primarily driven by cameras sold with a suggested retail price equal to or greater than $300, which represented 94% of our camera revenue mix in the second quarter and the first half of 2021. In addition, the increase in our average selling price was also positively impacted by the growth in GoPro subscribers. We had 1.16 million GoPro subscribers at the end of the second quarter of 2021. Subscription revenue in the second quarter and first half of 2021 was $11.6 million and $22.3 million, respectively, or an increase of 143% and 131%, respectively, from the same periods of 2020.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cost of revenue and gross margin

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Cost of revenue	$149,491	$91,862	63%	$273,307	$170,449	60%
Stock-based compensation	508	332	53	937	835	12
Acquisition-related costs	288	1,024	(72)	1,011	2,911	(65)
Restructuring costs	17	336	(95)	33	332	(90)
Total cost of revenue	$150,304	$93,554	61%	$275,288	$174,527	58%
Gross margin	39.8%	30.3%		39.3%	31.2%
Gross margin of 39.8% in the second quarter of 2021 increased from 30.3% in the same period of 2020, or 950 bps, primarily due to improved pricing, 460 bps, better leverage on overhead costs due to higher unit sales, 425 bps, a decrease in amortization of intangibles, 65 bps, and foreign currency rate fluctuations primarily related to sales from GoPro.com, 20 bps. Subscription services provided 166 bps and 168 bps to gross margin in the second quarter of 2021 and 2020, respectively.
Gross margin of 39.3% in the first half of 2021 increased from 31.2% in the same period of 2020, or 810 bps, primarily due to improved pricing, 450 bps, better leverage on overhead costs due to higher unit sales, 300 bps, and a decrease in amortization of intangibles, 92 bps. Subscription services provided 193 bps and 186 bps to gross margin in the first half of 2021 and 2020, respectively.
Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Research and development	$33,045	$28,971	14%	$61,192	$58,254	5%
Stock-based compensation	4,615	3,063	51	8,751	6,085	44
Restructuring costs	140	2,524	(94)	287	2,500	(89)
Total research and development	$37,800	$34,558	9%	$70,230	$66,839	5%
Percentage of revenue	15.1%	25.7%		15.5%	26.4%
The year-over-year increase of $3.2 million, or 9%, in total research and development expenses in the second quarter of 2021 compared to 2020 reflected a $4.9 million increase in cash-based personnel-related costs primarily attributable to accrued bonus, and a $1.6 million increase in stock-based compensation, partially offset by a $2.4 million decrease in restructuring costs and a $1.2 million decrease in consulting and professional services costs.
The year-over-year increase of $3.4 million, or 5%, in total research and development expenses in the first half of 2021 compared to 2020 reflected a $5.8 million increase in cash-based personnel-related costs primarily attributable to accrued bonus, and a $2.7 million increase in stock-based compensation, partially offset by a $3.6 million decrease in consulting and professional services costs and a $2.2 million decrease in restructuring costs.
Sales and marketing

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Sales and marketing	$33,378	$26,942	24%	$67,241	$68,746	(2)%
Stock-based compensation	2,153	789	173	4,018	2,506	60
Restructuring costs	139	7,234	(98)	201	7,215	(97)
Total sales and marketing	$35,670	$34,965	2%	$71,460	$78,467	(9)%
Percentage of revenue	14.3%	26.0%		15.8%	30.9%
The year-over-year increase of $0.7 million, or 2%, in total sales and marketing expenses in the second quarter of

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
2021 compared to 2020 reflected a $4.5 million increase in overall advertising and marketing expenses, a $1.7 million increase in payment processing fees related to sales on GoPro.com and customer mobile purchases, a $1.4 million increase in stock-based compensation, and a $1.1 million increase in cash-based personnel-related costs primarily attributable to accrued bonus, partially offset by a $7.1 million decrease in restructuring costs and a $0.8 million decrease in allocated facilities, depreciation and other supporting overhead expenses.
The year-over-year decrease of $7.0 million, or 9%, in total sales and marketing expenses in the first half of 2021 compared to 2020 reflected a $7.0 million decrease in restructuring costs, a $5.0 million decrease in overall advertising and marketing expenses attributable to reduced online campaigns and POP displays, and a $2.3 million decrease in allocated facilities, depreciation and other supporting overhead expenses, partially offset by a $8.0 million increase in payment processing fees related to sales on GoPro.com and customer mobile purchases.
General and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
General and administrative	$13,505	$13,134	3%	$24,997	$29,514	(15)%
Stock-based compensation	2,753	1,692	63	5,192	4,087	27
Restructuring costs	52	1,257	(96)	109	1,240	(91)
Total general and administrative	$16,310	$16,083	1%	$30,298	$34,841	(13)%
Percentage of revenue	6.5%	12.0%		6.7%	13.7%
The year-over-year increase of $0.2 million, or 1%, in total general and administrative expenses in the second quarter of 2021 compared to 2020 reflected a $1.7 million increase in cash-based personnel-related costs primarily attributable to accrued bonus, a $1.1 million increase in stock-based compensation, and a $0.2 million increase in bad debt expense, partially offset by a $1.2 million decrease in restructuring costs, a $0.8 million decrease in litigation expenses, and a $0.7 million decrease in allocated facilities and other supporting overhead expenses.
The year-over-year decrease of $4.5 million, or 13%, in total general and administrative expenses in the first half of 2021 compared to 2020 reflected a $3.8 million decrease in litigation expenses, a $1.7 million decrease in allocated facilities and other supporting overhead expenses, and a $1.1 million decrease in restructuring costs, partially offset by a $2.1 million increase in cash-based personnel-related costs primarily attributable to accrued bonus.
Other income (expense)

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Interest expense	$(5,532)	$(4,671)	18%	$(11,412)	$(9,514)	20%
Other income (expense), net	1,312	(321)	(509)	1,755	(493)	(456)
Total other expense, net	$(4,220)	$(4,992)	(15)%	$(9,657)	$(10,007)	(3)%
Total other expense, net, decreased $0.8 million in the second quarter of 2021 compared to 2020, primarily driven by a $1.5 million increase in net foreign exchange rate-based gains, partially offset by a $1.0 million increase in the amortization of our debt discount primarily due to the issuance of our 1.25% Convertible Senior Notes due 2025 (2025 Notes).
Total other expense, net, decreased $0.4 million in the first half of 2021 compared to 2020, primarily driven by a $2.2 million increase in net foreign exchange rate-based gains, partially offset by a $2.1 million increase in the amortization of our debt discount primarily due to the issuance of our 1.25% Convertible Senior Notes due 2025 (2025 Notes).

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income taxes

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Income tax expense (benefit)	$(11,670)	$1,069	(1,192)%	$(10,451)	$3,468	(401)%
We recorded an income tax benefit of $11.7 million in the second quarter of 2021 on a pre-tax net income of $5.3 million, which resulted in a negative effective tax rate of 220.9%. Our income tax benefit was primarily related to $1.0 million of tax expense incurred on pre-tax income, and discrete items that primarily included $12.6 million tax benefit due to the release of a portion of our uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions, $1.0 million of net excess tax benefit for employee stock-based compensation, $0.2 million of tax benefit relating to restructuring charges and $0.2 million of tax benefit relating to the foreign provision to income tax return adjustments, partially offset by a net increase in the valuation allowance of $1.3 million.
We recorded an income tax benefit of $10.5 million for the six months ended June 30, 2021 on a pre-tax net loss of $3.7 million, which resulted in an effective tax rate of 285.0%. Our income tax benefit was primarily related to $2.3 million of tax expense incurred on pre-tax income, and discrete items that primarily included $12.6 million tax benefit due to the release of a portion of our uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions, $2.8 million of net excess tax benefit for employee stock-based compensation, $0.4 million of tax benefit relating to restructuring charges and $0.4 million of tax benefit relating to the foreign provision to income tax return adjustments, partially offset by a net increase in the valuation allowance of $3.3 million.
See Note 7 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$285,806	$325,654
Marketable securities	32,889	—
Total cash, cash equivalents and marketable securities	$318,695	$325,654
Percentage of total assets	42%	42%
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
As of June 30, 2021, our cash, cash equivalents and marketable securities totaled $318.7 million. The overall cash used in operations of $2.3 million in the six months ended June 30, 2021 was primarily due to changes in working capital of $42.7 million, partially offset by non-cash expenses of $33.4 million and net income of $6.8 million. Working capital changes in the six months ended June 30, 2021 were the result of a decrease in accounts payable and other liabilities of $46.8 million and an increase in inventory of $8.8 million, partially offset by a decrease in accounts receivable of $10.1 million. As of June 30, 2021, $15.4 million of cash was held by our foreign subsidiaries.
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
Liquidity
Based on our most current projections, we believe that our cash, cash equivalents, marketable securities and amounts available under our credit facility, will be sufficient to address our working capital needs, capital expenditures, outstanding commitments and other liquidity requirements for at least one year from the issuance of these financial statements.
•We expect that operating expenses and inventory purchases will constitute a material use of our cash balances. We intend to continue to manage our operating activities in line with our existing cash and available financial resources.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
•In January 2021, we entered into a Credit Agreement with a certain bank which provides for a revolving credit facility under which we may borrow up to an aggregate amount of $50.0 million. Our credit facility will terminate and any outstanding borrowings become due and payable on the earlier of (i) January 2024 and (ii) unless we have cash in a specified deposit account in an amount equal to or greater than the amount required to repay our convertible notes due April 2022, 91 days prior to the maturity date of such convertible notes. No borrowings have been made from the credit facility to date. (See Note 4 Financing arrangements, in the Notes to Condensed Consolidated Financial Statements for additional information.)
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
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2021	2020	% Change
Net cash provided by (used in):
Operating activities	$(2,318)	$(112,028)	(98)%
Investing activities	$(34,908)	$12,229	(385)%
Financing activities	$(3,775)	$29,555	(113)%
Cash flows from operating activities
Cash used in operating activities of $2.3 million for the six months ended June 30, 2021 was primarily attributable to a net cash outflow of $42.7 million from changes in operating assets and liabilities, partially offset by non-cash expenses of $33.4 million and net income of $6.8 million. Cash outflows related to operating assets and liabilities consisted primarily of a decrease in accounts payable and other liabilities of $46.8 million and an increase in inventory of $8.8 million, partially offset by a decrease in accounts receivable of $10.1 million.
Cash flows from investing activities
Cash used in investing activities of $34.9 million for the six months ended June 30, 2021 was primarily attributable to purchases of marketable securities of $32.9 million and net purchases of property and equipment of $2.0 million.
Cash flows from financing activities
Cash used in financing activities of $3.8 million for the six months ended June 30, 2021 was primarily attributable to $8.0 million in tax payments for net RSU settlements, partially offset by $4.2 million received from stock purchases made through our employee stock purchase plan and employee stock option exercises.
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
•non-GAAP net income (loss) excludes non-cash interest expense. In connection with the issuance of the Convertible Senior Notes in April 2017 and November 2020, we are required to recognize non-cash interest expense, such as the amortization of debt discounts, in accordance with the authoritative accounting guidance for convertible debt that may be settled in cash;
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
The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended
(in thousands)	June 30, 2021	March 31, 2021	June 30, 2020
Net income (loss)	$16,952	$(10,168)	$(50,975)
Income tax expense (benefit)	(11,670)	1,219	1,069
Interest expense, net	5,484	5,796	4,629
Depreciation and amortization	2,694	3,534	4,711
POP display amortization	671	637	972
Stock-based compensation	10,029	8,869	5,876
Restructuring and other costs	905	833	11,351
Adjusted EBITDA	$25,065	$10,720	$(22,367)

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended
(in thousands, except per share data)	June 30, 2021	March 31, 2021	June 30, 2020
Net income (loss)	$16,952	$(10,168)	$(50,975)
Stock-based compensation	10,029	8,869	5,876
Acquisition-related costs	288	723	1,024
Restructuring and other costs	905	833	11,351
Non-cash interest expense	3,512	3,433	2,477
Income tax adjustments	(11,824)	1,145	526
Non-GAAP net income (loss)	$19,862	$4,835	$(29,721)

GAAP diluted net income (loss) per share	$0.10	$(0.07)	$(0.34)
Non-GAAP diluted net income (loss) per share	$0.12	$0.03	$(0.20)

GAAP shares for diluted net income (loss) per share	164,857	152,181	148,497
Add: effect of potentially dilutive shares	—	7,671	—
Non-GAAP shares for diluted net income (loss) per share	164,857	159,852	148,497

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In addition to market risk that is created by the uncertainties and the global market disruptions resulting from the COVID-19 pandemic, we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com, which has increased as a result of our focus on our direct-to-consumer sales strategy, is denominated in U.S. dollars and various foreign currencies. However, to date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had limited foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies, principally the Euro, British pound, Romanian leu, Singaporean dollar and Australian dollar. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we continue to focus on the growth of our direct-to-consumer business and expand our operations, if foreign currency exchange rates become volatile, or if foreign currency held in our foreign entities increases, our exposure to foreign currency risk could become more significant. To date, we have not entered into any material foreign currency exchange contracts. For assets and liabilities denominated in other currencies, we do not believe that the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar would have a material effect on our results of operations from such a shift.
Interest rate risk. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are comprised of money market funds, commercial paper and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the nature of our investment portfolio, we do not believe that an immediate 10% shift in interest rates would have a material effect on the fair value of our investment portfolio.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of June 30, 2021. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1, Note 8 Commitments, contingencies and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended June 30, 2021.

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
•Our goal to grow revenue and be profitable is dependent upon our ability to grow our direct-to-consumer and subscription business. If we do not effectively grow our direct-to-consumer and subscription business while simultaneously reducing our reliance on our other sales channels, our business, financial condition, results of operations and path to profitability could be harmed.
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
•If the e-commerce technology systems that give our consumers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our direct-to-consumer and subscription business and improve profitability, could be materially adversely affected.
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
Our historical results should not be considered as indicative of our future performance. For example, our annual revenue showed moderate growth from 2018 to 2019 from $1.148 billion to $1.195 billion, respectively. In 2020, annual revenue of $891.9 million was negatively impacted by COVID-19. In future periods, we could experience declines in revenue, or revenue could remain flat or grow more slowly than we expect, which could have a material negative effect on our future operating results.
In addition, the net operating income for the first half of 2021 was $6.0 million, however, we incurred operating losses of $101.0 million for the first half of 2020. We also incurred operating losses of $36.8 million, $2.3 million and $94.0 million for the full year 2020, 2019 and 2018, respectively. Lower levels of revenue or higher levels of operating expense in future periods may result in additional losses or limited profitability. Since the fourth quarter of 2016, we implemented four company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on cameras, accessories, software and subscription services. We may not realize further or sustain cost savings from these previous actions. We may continue to incur significant losses in the future for a number of reasons, including other risks described in this Quarterly Report on Form10-Q and in our 2020 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Our goal to grow revenue and be profitable is dependent upon our ability to grow our direct-to-consumer and subscription business. If we do not effectively grow our direct-to-consumer and subscription business while simultaneously reducing our reliance on our other sales channels, our business, financial condition, results of operations and path to profitability could be harmed.
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
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic and public health emergency of international concern. Many federal, state and local governments, and private entities have mandated various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories, and quarantining of people who may have been exposed to the virus. At this point, we cannot reasonably estimate the duration and severity of this pandemic, including multiple waves of increased infections or variants of the coronavirus, which in 2020 had a material adverse impact on our business, results of operations, financial position and cash flows. Our 2020 annual revenue of $891.9 million was negatively impacted by COVID-19.
As a result of the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to focus more on direct-to-consumer sales through GoPro.com, and implemented a restructuring plan in April 2020 (the “2020 Restructuring Plan”) to realign our workforce to areas of growth combined with certain cost saving measures. The 2020 Restructuring Plan reduced our operating expenses in 2020 as a result of a 20% reduction of our global workforce and the consolidation of certain leased office facilities. Continued execution of the 2020 Restructuring Plan may not achieve continued savings into 2021 and beyond and may negatively affect future recruiting efforts.
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

Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2020, greater demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 40%, 44% and 33% of our 2020, 2019 and 2018 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue due to macroeconomic conditions, any impact on consumer spending due to COVID-19, product release patterns, a decline in the effectiveness of our promotional activities, product mix, charges incurred against new products to support promotional activities, pricing pressures, supply chain disruptions, or for any other reason, including the fact that some retail locations may not be open for consumers due to COVID-19 restrictions, could cause our annual results of operations to suffer significantly. For example, due to a late stage production delay, our launch timing shifted for our HERO8 Black camera from Q3 2019 to Q4 2019 resulting in a material shift of revenue between Q3 2019 to Q4 2019. This product delay shortened the timeframe for holiday season sales and resulted in overall lower 2019 financial performance compared to our expectations.
In addition, we typically experience lower revenue in the first half of the year. For example, revenue of $453.3 million for the first half of 2021 decreased by $185.0 million, or 29%, compared to revenue of $638.3 million in the last half of 2020. First half revenue comprised 28%, 45% and 42% of our annual 2020, 2019 and 2018 revenue, respectively.
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
If the e-commerce technology systems that give our consumers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our direct-to-consumer and subscription business and improve profitability, could be materially adversely affected.
Our sales through GoPro.com represent an increasing percentage of our revenue and we are focused on continuing to accelerate the growth of our e-commerce sales. Revenue from GoPro.com represented 35% of revenue in the second quarter of 2021.
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
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, the ability to successfully identify and originate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction including testing of new parts and features. Additionally, as a result of the COVID-19 pandemic and subsequent economic recovery, we may not be able to accurately forecast consumer demand and inventory requirements and appropriately manage inventory to meet demand. With respect to management and supply costs, we may be impacted by heightened demand for specialty memory, components and batteries that are not supported by our manufacturing partners. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.
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
While we maintain cybersecurity insurance, our insurance may be insufficient or may not cover all liabilities incurred by such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, litigation to pursue claims under our insurance policies or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, reputation, operating results and financial condition.
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
Our gross margins can vary due to consumer demand, competition, product pricing, product lifecycle, product mix, new product introductions, GoPro.com mix, subscription activation, renewals, and cancellations, commodity costs, supply chain and logistics costs, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. For example, our gross margin was 35.3%, 34.6% and 31.5% for 2020, 2019 and 2018, respectively. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project. For example, due to a late stage production delay, we shifted the launch of the GoPro HERO8 Black camera from Q3 2019 to Q4 2019, resulting in a material shift of revenue from Q3 2019 to Q4 2019 and a corresponding impact on our gross margin.
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
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them including increased wages due to inflation. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources than we do. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Additionally, the shift to a work from home environment may impact our ability to retain our highly skilled employees. Further, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during 2020, our closing stock price ranged from a high of $8.86 in the fourth quarter to a low of $2.01 in the first quarter, and in the first half of 2021, our closing stock price ranged from a high of $13.54 to a low of $7.45. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located in China and in other countries to manufacture our products. Our contract manufacturer locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions, and increased security costs. Additionally, the current United States administration continues to signal that it may continue to alter global trade agreements and terms. For example, the United States imposed additional tariffs on imports from China and continues to potentially impose other restrictions on exports from China to the United States. In 2018, the Office of the United States Trade Representative (USTR) identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. Any announcement by the USTR to impose tariffs on GoPro cameras could have a material adverse effect on our United States bound production, business and results of our United States operations. If these duties are imposed on our cameras, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability. Sales of our products in China are material to our business and represent a significant portion of our revenue. This revenue stream from China is at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our products or imposes any other export restrictions on our products.
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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2020 and 2019 and, as of June 30, 2021, we had an accumulated deficit of $643.7 million. Beginning in the fourth quarter of 2016 through the second quarter of 2020, we implemented four global reductions-in-force and other restructuring actions to reduce our operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions.
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
Our information systems and those of third parties we use in our operations are vulnerable to cybersecurity risk, including cyberattacks such as distributed denial of service (DDoS) attacks, computer viruses, physical or electronic break-ins that damage operating systems, and similar disruptions. Additionally, these systems periodically experience directed attacks intended to lead to interruptions and delays in our operations as well as loss, misuse or theft of data. The increase in remote working due to the COVID-19 pandemic may also result in heightened risks related to consumer privacy, network security and fraud. We have implemented physical, technical and administrative safeguards to protect our systems. To date, unauthorized users have not had a material effect on our systems; however, there can be no assurance that attacks will not be successful in the future. Third parties may increasingly seek to compromise our security controls or gain unauthorized access to our sensitive data, intellectual property and proprietary data. In addition, the increasing use of the internet and telecommunications technologies to conduct business, and the increased sophistication and activities or organized crime, hackers, terrorists, and other external parties, as well as nation-state and nation-supported actors may increase the risks associated with future attacks. Our information systems must be constantly updated, patched and upgraded to protect against known vulnerabilities and optimize performance. Material disruptions or slowdown of our systems, including a disruption or slowdown could occur if we are unable to successfully update, patch and upgrade our systems.
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
Personal privacy, data protection and information security are significant issues in the United States and the other jurisdictions where we offer our products and services. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the United States Federal Trade Commission (FTC) and various state, local and foreign bodies and agencies. Our agreements with certain customers and business partners may also subject us to certain requirements related to our processing of personal information, including obligations to use industry-standard or reasonable security measures to safeguard personal information.
The United States federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use, processing, storage, deletion and dissemination of data. Further, all states have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving personal information.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. We expect that existing laws, regulations and standards may be interpreted differently in the future. For example, in November 2020, the California ballot initiative known as the Consumer Privacy Rights Act (CPRA) was passed. CPRA will come into effect in January 2023 (except for the CPRA’s right of access which will come into effect in January 2022), and will supersede the California Consumer Privacy Act (CCPA) which went into effect in January 2020. When it goes into effect, CPRA will provide for a new privacy enforcement authority, additional data privacy rights for consumers in California and new operational requirements for companies doing business in California. Compliance with the new obligations imposed by the CPRA depends in part on how particular regulators interpret and apply them. The CCPA provides for civil penalties for violations and a private right of action for data breaches. Provisions of the CCPA and CPRA may require us to modify our data collection or processing practices and policies to incur substantial costs and expenses in an effort to comply. If we fail to comply with the CCPA or CPRA or if regulators assert that we have failed to comply with the CCPA or CPRA, we may be subject to certain fines, sanctions, or other penalties, as well as litigation.
Further, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S. and prompt a number of proposals for new federal and state-level privacy legislation. For example, in 2021, Virginia passed the Virginia Data Protection Act, or CDPA (enacted March 2021, effective January 1, 2023) and Colorado passed the Colorado Privacy Act, or CPA (enacted July 2021, effective July 1, 2023). We cannot fully predict the impact of the CCPA, CPRA, CDPA, CPA, or other similar laws or regulations on our business or operations, but they may require us to modify our data processing practices and policies and to incur substantial costs and expense in an effort to comply. Further, to the extent multiple state-level laws are introduced with inconsistent or conflicting standards, and there is no federal laws to preempt such state laws, compliance with such laws could be difficult and costly to achieve and we could be subject to fines and penalties in the event of non-compliance.
Additionally, many foreign countries and governmental bodies, including Australia, the European Union (EU), India, Japan and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, processing, storage and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to collect and/or use personal information for certain purposes.
In the EU, the General Data Protection Regulation (GDPR) imposes more stringent EU data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Compliance with the obligations imposed by the GDPR depends in part on how particular regulators interpret and apply them, which may require us to comply with varying, and at times conflicting, standards across the EU jurisdictions where we operate. If we fail to comply with the GDPR or if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to 4% of our worldwide annual revenue.
Among other requirements, the GDPR regulates transfers of personal data outside of the EU to countries that have not been found to provide adequate protection to personal data, including the United States, requiring that certain steps are taken to legitimize those transfers. We have undertaken certain efforts to conform transfers of personal data from the EU to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the European Economic Area, or EEA, particularly as a result of continued legal and legislative activity within the EU that that has challenged or called into question the legal basis for existing means of data transfers to countries that have not been found to provide adequate protection for personal data. On July 16, 2020, the Court of Justice of the European Union (CJEU) invalidated the EU-U.S. Privacy Shield framework that had been in place since 2016, which allowed companies to meet certain European legal requirements for the transfer of personal data from the European Economic Area (EEA) to the U.S., on the grounds that the EU-U.S. Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. The CJEU also advised that Standard Contractual Clauses (another transfer mechanism) were not alone sufficient to protect data transferred to the United States. The use of Standard Contractual Clauses for the transfer of personal data, specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the use of Standard Contractual Clauses alone provide inadequate protection for EU-U.S. data transfers and imposed additional obligations on companies when relying on certain model clauses approved by the European Commission. Use of data transfer mechanisms must now be assessed on a case-by-case bases taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals. The full impact of the CJEU decision and the related EU regulatory activity is uncertain at this time, but among other things, it may require companies to take additional steps to legitimize impacted personal data transfers, including in connection with the use of model clauses approved by the European Commission. The CJEU decision and related developments could result in increased costs of compliance and limitations on us. More generally, as a result of the CJEU decision or related developments, we may find it necessary or desirable to modify our data handling practices, and our practices relating to cross-border transfers of data or other data handling practices, or those of our business partners, may be challenged, and our business, financial condition and operating results may be adversely impacted.
Further, the United Kingdom (U.K.) exited the EU on January 31, 2020 (“Brexit”), which has created additional uncertainty with regard to the regulation of data protection in the U.K. and could lead to further legislative and regulatory changes. The UK has implemented the Data Protection Act that contains provisions, including its own derogations for how GDPR is applied in the U.K. legislation that substantially implements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million (€20 million) or four percent of worldwide revenues. Brexit was subject to a transition period that expired December 31, 2020, and from that time we have had to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the maximum amount. The relationship between the U.K. and EU remains uncertain, for example, how data transfers between the U.K. and the EU and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. The EU has issued a draft adequacy decision for personal information transfers from the EEA to the U.K. on February 19, 2021. Although the European Data Protection Board (EDPB) issued an Opinion generally supportive of the draft adequacy decision, the EDPB urged further assessment of certain issues and continued monitoring of developments in U.K. law. If this adequacy decision is not passed by the EU, it would require that companies implement protection measures such as the Standard Contractual Clauses for data transfers between the EU and the UK. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that may apply to us. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard, or PCI DSS, which relates to the processing of payment card information. In the event we are required to comply with the PCI DSS but fail to do so, fines and other penalties could result, and we may suffer reputational harm and damage to our business.
Future laws, regulations, standards and other obligations, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional financing on favorable terms, or at all. For example, our current credit facilities contain restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing obtained by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing under our credit facility, or alternative sources, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
Risks related to ownership of our Class A common stock
Our stock price has been and will likely continue to be volatile.
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through June 30, 2021. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with our 2022 convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been subject to past shareholder class action lawsuits as well as derivative lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Note 8 Commitments, contingencies and guarantees, in the Notes to Condensed Consolidated Financial Statements for a discussion on legal proceedings.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 68.8% of the voting power of our outstanding capital stock as of June 30, 2021 with Mr. Woodman, our Chairman and CEO, holding approximately 68.8% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, tax rates, inflation, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and a reduction in consumer spending or disposable income resulting from the COVID-19 pandemic and the impact of whether the United States government provides economic stimulus that may affect us more significantly than companies in other industries and companies with more diversified products. Additionally, the withdrawal of the United Kingdom from the European Union (Brexit) has created economic and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit may not be fully realized for several years. The majority of our sales occur in U.S. dollars and an increase in the value of the dollar against the Euro and other currencies could increase the real cost to consumers of our products in those markets outside the United States. For example, in countries where we sell in local currency, we are subject to exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less favorable to the consumer. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our products resulting in consumer demand for our products that may not reach our sales targets. We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. However, if our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases and our inability or failure to do so could harm our business, financial condition, and operating results. Strengthening of the U.S. dollar and/or weakness in the economies of Euro zone countries could adversely impact sales of our products in the European region, which would have a material negative impact on our future operating results. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and operating results.
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
While we have determined that our internal control over financial reporting was effective as of June 30, 2021, we must continue to monitor and assess our internal control over financial reporting. Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected.
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

GoPro, Inc.
(Registrant)

Dated:	August 5, 2021	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	August 5, 2021	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	August 5, 2021	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)