Form 10-Q
period 2021-09-30
GoPro, Inc.
filed 2021-11-04
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2021, 128,937,145 and 27,058,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. Forward-looking statements include, but are not limited to, plans to expand and improve product offerings, projections of results of operations, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expenses and drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create, the impact of COVID-19 and the economic recovery therefrom on our business, operations, liquidity and capital resources, employees, customers, supply chain, financial results and the world economy, and the scope and duration thereof, plans to settle note conversion in cash, expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations, the outcome of pending or future litigation and legal proceedings and any discussion of the trends and other factors that drive our business and future results in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q, including but not limited to Item 1A Risk Factors. In particular, the consequences of the COVID-19 pandemic to economic conditions and the industry in general, and the financial position and operating results of the Company in particular have been material, and changing rapidly, and cannot be predicted. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$296,357	$325,654
Restricted cash	—	2,000
Marketable securities	82,184	—
Accounts receivable, net	98,832	107,244
Inventory	120,891	97,914
Prepaid expenses and other current assets	44,830	23,872
Total current assets	643,094	556,684
Property and equipment, net	20,409	23,711
Operating lease right-of-use assets	27,762	31,560
Intangible assets, net	133	1,214
Goodwill	146,459	146,459
Other long-term assets	280,390	11,771
Total assets	$1,118,247	$771,399

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118,876	$111,399
Accrued expenses and other current liabilities	112,480	113,776
Short-term operating lease liabilities	9,542	9,369
Deferred revenue	34,400	28,149
Short-term debt	120,213	—
Total current liabilities	395,511	262,693
Long-term taxes payable	6,353	18,099
Long-term debt	109,470	218,172
Long-term operating lease liabilities	45,138	51,986
Other long-term liabilities	6,780	4,431
Total liabilities	563,252	555,381

Commitments, contingencies and guarantees (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 128,697 and 122,233 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 27,259 and 28,885 shares issued and outstanding, respectively	1,000,579	980,147
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(331,971)	(650,516)
Total stockholders’ equity	554,995	216,018
Total liabilities and stockholders’ equity	$1,118,247	$771,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$316,669	$280,507	$769,935	$534,153
Cost of revenue	178,616	181,195	453,904	355,722
Gross profit	138,053	99,312	316,031	178,431
Operating expenses:
Research and development	36,458	37,235	106,688	104,074
Sales and marketing	37,352	34,378	108,812	112,845
General and administrative	15,642	18,845	45,940	53,686
Total operating expenses	89,452	90,458	261,440	270,605
Operating income (loss)	48,601	8,854	54,591	(92,174)
Other income (expense):
Interest expense	(5,748)	(5,260)	(17,160)	(14,774)
Other income (expense), net	(1,320)	955	435	462
Total other expense, net	(7,068)	(4,305)	(16,725)	(14,312)
Income (loss) before income taxes	41,533	4,549	37,866	(106,486)
Income tax expense (benefit)	(270,228)	1,242	(280,679)	4,710
Net income (loss)	$311,761	$3,307	$318,545	$(111,196)

Net income (loss) per share:
Basic	$2.01	$0.02	$2.07	$(0.75)
Diluted	$1.92	$0.02	$1.96	$(0.75)

Shares used to compute net income (loss) per share:
Basic	155,009	149,406	153,618	148,491
Diluted	162,746	151,849	162,728	148,491
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in thousands)	2021	2020
Operating activities:
Net income (loss)	$318,545	$(111,196)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,598	15,495
Non-cash operating lease cost	3,798	4,907
Stock-based compensation	28,227	21,926
Deferred income taxes	(269,922)	(51)
Non-cash restructuring charges	(99)	5,242
Impairment of right-of-use assets	—	12,460
Non-cash interest expense	10,535	7,348
Other	874	738
Changes in operating assets and liabilities:
Accounts receivable, net	7,426	93,240
Inventory	(22,977)	11,420
Prepaid expenses and other assets	(18,617)	3,613
Accounts payable and other liabilities	(10,362)	(81,325)
Deferred revenue	9,279	3,712
Net cash provided by (used in) operating activities	65,305	(12,471)

Investing activities:
Purchases of property and equipment, net	(4,840)	(4,560)
Purchases of marketable securities	(82,270)	—
Maturities of marketable securities	—	14,830
Asset acquisition	—	(438)
Net cash provided by (used in) investing activities	(87,110)	9,832

Financing activities:
Proceeds from issuance of common stock	7,225	3,508
Taxes paid related to net share settlement of equity awards	(15,013)	(4,713)
Proceeds from borrowings	—	30,000
Repayment of borrowings	—	(30,000)
Net cash used in financing activities	(7,788)	(1,205)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,704)	414
Net change in cash, cash equivalents and restricted cash	(31,297)	(3,430)
Cash, cash equivalents and restricted cash at beginning of period	327,654	150,301
Cash, cash equivalents and restricted cash at end of period	$296,357	$146,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2019	146,818	$930,875	$(113,613)	$(583,733)	$233,529
Common stock issued under employee benefit plans, net of shares withheld for tax	1,542	1,863	—	—	1,863
Taxes paid related to net share settlements	—	(2,003)	—	—	(2,003)
Stock-based compensation expense	—	7,637	—	—	7,637
Net loss	—	—	—	(63,528)	(63,528)
Balances at March 31, 2020	148,360	938,372	(113,613)	(647,261)	177,498
Common stock issued under employee benefit plans, net of shares withheld for tax	278	30	—	—	30
Taxes paid related to net share settlements	—	(351)	—	—	(351)
Stock-based compensation expense	—	5,876	—	—	5,876
Net loss	—	—	—	(50,975)	(50,975)
Balances at June 30, 2020	148,638	943,927	(113,613)	(698,236)	132,078
Common stock issued under employee benefit plans, net of shares withheld for tax	1,586	1,658	—	—	1,658
Taxes paid related to net share settlements	—	(2,359)	—	—	(2,359)
Stock-based compensation expense	—	8,413	—	—	8,413
Net income	—	—	—	3,307	3,307
Balances at September 30, 2020	150,224	$951,639	$(113,613)	$(694,929)	$143,097

Balances at December 31, 2020	151,119	$980,147	$(113,613)	$(650,516)	$216,018
Common stock issued under employee benefit plans, net of shares withheld for tax	2,214	2,998	—	—	2,998
Taxes paid related to net share settlements	—	(6,246)	—	—	(6,246)
Stock-based compensation expense	—	8,869	—	—	8,869
Net loss	—	—	—	(10,168)	(10,168)
Balances at March 31, 2021	153,333	985,768	(113,613)	(660,684)	211,471
Common stock issued under employee benefit plans, net of shares withheld for tax	717	1,442	—	—	1,442
Taxes paid related to net share settlements	—	(1,729)	—	—	(1,729)
Stock-based compensation expense	—	10,029	—	—	10,029
Net income	—	—	—	16,952	16,952
Balances at June 30, 2021	154,050	995,510	(113,613)	(643,732)	238,165
Common stock issued under employee benefit plans, net of shares withheld for tax	1,906	$2,780	$—	$—	$2,780
Taxes paid related to net share settlements	—	$(7,040)	$—	$—	$(7,040)
Stock-based compensation expense (Note 5)	—	$9,329	$—	$—	$9,329
Net income	—	$—	$—	$311,761	$311,761
Balances at September 30, 2021	155,956	$1,000,579	$(113,613)	$(331,971)	$554,995
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
The Company’s operating results, financial position and cash flows for fiscal year 2020 were negatively impacted by the COVID-19 pandemic. As the global impact of the pandemic began to emerge in the first quarter of 2020, the Company accelerated a shift in its sales channel strategy to focus more on direct-to-consumer sales through GoPro.com, and implemented a restructuring plan in April 2020, which primarily impacted the Company’s global workforce, sales and marketing expenses, and leased facilities. These actions were reflected in the Company’s financial results starting in the second quarter of 2020 by reducing on-going operating expenses and helped accelerate its ability to achieve profitability in the second half of 2020. In 2020, the Company also issued additional convertible senior notes and entered into a new credit facility.
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
Revenue recognition. The Company derives substantially all of its revenue from the sale of cameras, mounts and accessories, subscription and services and implied post contract support to customers. The transaction price recognized as revenue represents the amount the Company expects to be entitled to and is primarily comprised of product revenue, net of returns and variable consideration, including sales incentives provided to customers.
The Company’s camera sales contain multiple performance obligations that can include four separate obligations: a) a camera hardware component (which may be bundled with hardware accessories) and the embedded firmware essential to the functionality of the camera component delivered at the time of sale, b) the implicit right to the Company’s downloadable free apps and software solutions, c) the implied right for the customer to receive post contract support after the initial sale (PCS), and d) a subscription service. The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email, chat and telephone support. The Company allocates a portion of the transaction price to the PCS performance obligation based on a cost-plus methodology and recognizes the associated revenue on a straight-line basis over the estimated term of the support period, which is estimated to be 24 months based on historical experience. The transaction price allocated to subscription services is based on the standalone selling price and is recognized ratably over the subscription term, with payments received in advance of services being rendered recorded in deferred revenue. The transaction price is allocated to the remaining performance obligations on a residual value methodology. The transaction price allocated to the delivered hardware, related embedded firmware and free software solutions are recognized as revenue at the time of sale, provided the conditions for recognition of revenue have been met.
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
Deferred revenue as of September 30, 2021 and December 31, 2020 also included amounts related to the Company’s subscription services. The Company’s short-term and long-term deferred revenue balances totaled $38.5 million and $29.3 million as of September 30, 2021 and December 31, 2020, respectively. Of the deferred revenue balance as of December 31, 2020 and 2019, the Company recognized $6.6 million and $3.2 million of revenue during the three months ended September 30, 2021 and 2020, respectively, and $24.6 million and $12.9 million of revenue during the nine months ended September 30, 2021 and 2020, respectively. Of the deferred revenue balance as of June 30, 2021 and 2020, the Company recognized $13.8 million and $5.6 million of revenue during the three months ended September 30, 2021 and 2020, respectively.
Sales incentives. The Company offers sales incentives through various programs, including cooperative advertising, price protection, marketing development funds and other incentives. Sales incentives are considered to be variable consideration, which the Company estimates and records as a reduction to revenue at the date of

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Upon adoption, the Company expects a decrease to additional paid in capital, an increase in the carrying value of its convertible notes and an increase to retained earnings. After adoption, the Company expects a reduction in its reported interest expense and the Company expects to reverse the deferred tax consequences originally recognized. Additionally, the Company expects the use of the if-converted method for calculating diluted earnings per share will result in an increase in weighted-average shares outstanding. The Company will continue to evaluate the effect that the adoption of this standard will have on its financial statements.

Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its condensed consolidated financial statements.

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	September 30, 2021			December 31, 2020
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$139,110	$—	$139,110	$19,445	$—	$19,445
Total cash equivalents	$139,110	$—	$139,110	$19,445	$—	$19,445
Marketable securities:
Commercial paper	$—	$55,436	$55,436	$—	$—	$—
Corporate debt securities	—	26,748	26,748	—	—	—
Total marketable securities	$—	$82,184	$82,184	$—	$—	$—
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $157.2 million as of September 30, 2021 and $308.2 million, including $2.0 million of restricted cash, as of December 31, 2020.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of September 30, 2021 were all less than one year in duration. At September 30, 2021 and December 31, 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At September 30, 2021 and December 31, 2020, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (2022 Notes). In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 4 Financing arrangements). The estimated fair value of the 2022 Notes and 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2022 Notes and 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the 2022 Notes was $133.3 million and $146.0 million as of September 30, 2021 and December 31, 2020, respectively, while the calculated fair value of the 2025 Notes was $182.0 million and $166.8 million as of September 30, 2021 and December 31, 2020, respectively. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the 2022 Notes and 2025 Notes.
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

3. Condensed consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	September 30, 2021	December 31, 2020
Components	$10,372	$13,229
Finished goods	110,519	84,685
Total inventory	$120,891	$97,914

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Property and equipment, net

(in thousands)	September 30, 2021	December 31, 2020
Leasehold improvements	$33,772	$35,180
Production, engineering and other equipment	45,594	48,908
Tooling	16,899	17,635
Computers and software	22,554	22,385
Furniture and office equipment	5,618	6,315
Tradeshow equipment and other	1,970	5,860
Construction in progress	102	22
Gross property and equipment	126,509	136,305
Less: Accumulated depreciation and amortization	(106,100)	(112,594)
Property and equipment, net	$20,409	$23,711
Intangible assets

	September 30, 2021
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$51,066	$(50,948)	$118
Domain name	15	—	15
Total intangible assets	$51,081	$(50,948)	$133

	December 31, 2020
(in thousands)	Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	$51,066	$(49,867)	$1,199
Domain name	15	—	15
Total intangible assets	$51,081	$(49,867)	$1,214

Amortization expense was $0.1 million and $1.0 million for the three months ended September 30, 2021 and 2020, respectively, and $1.1 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2021 (remaining 3 months)	$71
2022	47
$118

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Other long-term assets

(in thousands)	September 30, 2021	December 31, 2020
Point of purchase (POP) displays	$2,399	$3,612
Long-term deferred tax assets	270,819	966
Deposits and other	7,172	7,193
Other long-term assets	$280,390	$11,771
Accrued expenses and other current liabilities

(in thousands)	September 30, 2021	December 31, 2020
Accrued liabilities	$33,295	$39,444
Accrued sales incentives	24,958	30,609
Employee related liabilities	8,937	7,067
Return liability	10,266	10,817
Warranty liability	7,446	7,997
Inventory received	10,274	1,709
Customer deposits	5,976	2,347
Purchase order commitments	914	1,921
Income taxes payable	188	221
Other	10,226	11,644
Accrued expenses and other current liabilities	$112,480	$113,776
Product warranty

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Beginning balance	$7,621	$7,326	$8,523	$11,398
Charged to cost of revenue	4,560	4,560	11,329	7,546
Settlement of warranty claims	(4,272)	(4,269)	(11,943)	(11,327)
Warranty liability	$7,909	$7,617	$7,909	$7,617
At September 30, 2021 and December 31, 2020, $7.4 million and $8.0 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.5 million was recorded as a component of other long-term liabilities for both periods.

4. Financing arrangements
2021 Credit Facility
In January 2021, the Company entered into a Credit Agreement (2021 Credit Agreement) which provides for a revolving credit facility (2021 Credit Facility) under which the Company may borrow up to an aggregate amount of $50.0 million. The 2021 Credit Facility will terminate and any outstanding borrowings become due and payable on the earlier of (i) January 2024 and (ii) unless the Company has cash in a specified deposit account in an amount equal to or greater than the amount required to repay the Company’s convertible notes due April 2022, 91 days prior to the maturity date of such convertible notes. Concurrently with the execution of the 2021 Credit Agreement in January 2021, the Company terminated its previous 2016 Credit Agreement, which would otherwise have matured in March 2021.
The amount that may be borrowed under the 2021 Credit Agreement may be based on a customary borrowing base calculation if the Company’s Asset Coverage Ratio is at any time less than 1.50. The Asset Coverage Ratio

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
At September 30, 2021, the Company was in compliance with all financial covenant contained in the 2021 Credit Agreement. The Company has made no borrowings from the 2021 Credit Facility to date.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
At any time on or after January 15, 2022 until the second scheduled trading day immediately preceding the maturity date of the 2022 Notes on April 15, 2022, a holder may convert its 2022 Notes, in multiples of $1,000 principal amount. Holders of the 2022 Notes who convert their 2022 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended September 30, 2021, the conditions allowing holders of the 2022 Notes to convert were not met.
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
As of September 30, 2021 and December 31, 2020, the outstanding principal on the 2022 Notes was $125.0 million, the unamortized debt discount was $4.5 million and $10.2 million, respectively, the unamortized debt issuance cost was $0.3 million and $0.8 million, respectively, and the net carrying amount of the liability component was $120.2 million and $114.0 million, respectively, which was recorded as short-term debt and long-term debt, respectively, within the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2021 and 2020, the Company recorded interest expense of $1.1 million and $1.5 million, respectively, for contractual coupon interest, $0.1 million and $0.2 million for amortization of debt issuance costs, respectively, and $2.0 million and $2.4 million, respectively, for amortization of the debt discount. For the nine months ended September 30, 2021 and 2020, the Company recorded interest expense of $3.3 million and $4.6 million, respectively, for contractual coupon interest, $0.4 million and $0.6 million, respectively, for amortization of debt issuance costs, and $5.8 million and $7.3 million, respectively, for amortization of the debt discount.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended September 30, 2021, the conditions allowing holders of the 2025 Notes to convert were not met.
As of September 30, 2021 and December 31, 2020, the outstanding principal on the 2025 Notes was $143.8 million, the unamortized debt discount was $31.4 million and $36.1 million, respectively, the unamortized debt issuance cost was $2.9 million and $3.4 million, respectively, and the net carrying amount of the liability component was $109.5 million and $104.2 million, respectively, which was recorded as long-term debt within the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2021, the Company recorded interest expense of $0.4 million for contractual coupon interest, $0.2 million for amortization of debt issuance costs, and $1.6 million for amortization of the debt discount. For the nine months ended September 30, 2021, the Company recorded interest expense of $1.3 million for contractual coupon interest, $0.6 million for amortization of debt issuance costs, and $4.7 million for amortization of the debt discount.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Stock options
A summary of the Company’s stock option activity for the nine months ended September 30, 2021 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2020	3,431	$8.79	6.50	$6,259
Granted	309	7.97
Exercised	(548)	5.31
Forfeited/Cancelled	(58)	18.90
Outstanding at September 30, 2021	3,134	$9.13	6.20	$6,853

Vested and expected to vest at September 30, 2021	3,134	$9.13	6.20	$6,853
Exercisable at September 30, 2021	2,074	$10.90	5.01	$2,930
The aggregate intrinsic value of the stock options outstanding as of September 30, 2021 represents the value of the Company’s closing stock price on September 30, 2021 in excess of the exercise price multiplied by the number of options outstanding.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Restricted stock units
A summary of the Company’s RSU activity for the nine months ended September 30, 2021 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2020	10,639	$5.04
Granted	3,698	8.35
Vested	(4,590)	5.29
Forfeited	(821)	5.67
Non-vested shares at September 30, 2021	8,926	$6.22
Performance stock units
A summary of the Company’s PSU activity for the nine months ended September 30, 2021 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2020	1,319	$4.48
Granted	573	7.93
Vested	(532)	4.69
Forfeited	(288)	4.05
Non-vested shares at September 30, 2021	1,072	$6.34
Employee stock purchase plan. For the nine months ended September 30, 2021 and 2020, the Company issued 0.8 million and 1.0 million shares under its ESPP, respectively, at weighted-average prices of $5.28 and $3.42, respectively.
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
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$483	$340	$1,420	$1,175
Research and development	4,380	3,597	13,131	9,682
Sales and marketing	1,950	1,601	5,968	4,107
General and administrative	2,516	2,875	7,708	6,962
Total stock-based compensation expense	$9,329	$8,413	$28,227	$21,926
At September 30, 2021, total unearned stock-based compensation of $52.4 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 1.98 years.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
6. Net income (loss) per share
The following table presents the calculations of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss)	$311,761	$3,307	$318,545	$(111,196)

Denominator:
Weighted-average common shares - basic for Class A and Class B common stock	155,009	149,406	153,618	148,491
Effect of dilutive securities	7,737	2,443	9,110	—
Weighted-average common shares - diluted for Class A and Class B common stock	162,746	151,849	162,728	148,491

Net income (loss) per share
Basic	$2.01	$0.02	$2.07	$(0.75)
Diluted	$1.92	$0.02	$1.96	$(0.75)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Stock-based awards	1,772	10,598	1,682	14,652
The Company has the intent and ability to deliver cash up to the principal amount of the 2022 Notes and 2025 Notes subject to conversion, based on the Company’s projected liquidity levels. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread is dilutive in periods of net income when the average market price of the Company’s Class A common stock for a given reporting period exceeds the initial conversion prices of $10.64 and $9.3285 per share for the 2022 Notes and 2025 Notes, respectively. For the three and nine months ended September 30, 2021, only the conversion spread relating to the 2025 Notes had a dilutive effect on net income per share. The initial conversion price of the 2022 Notes was greater than the average market price of the Company’s Class A Common Stock for the three and nine months ended September 30, 2021, and as such, had no impact on anti-dilutive or dilutive share calculations. Upon conversion of the 2025 Notes, there will be no economic dilution until the average market price of the Company’s Class A common stock exceeds the cap price of $12.0925 per share, as exercise of the Capped Calls offset any dilution from the 2025 Notes from the initial conversion price up to the cap price. The Capped Calls are excluded from diluted net income per share as they would be anti-dilutive under the treasury stock method.
The Company’s 2022 Notes mature on April 15, 2022 and the 2025 Notes mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing arrangements. The 2022 Notes and 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the 2022 Notes is 20.6 million shares of Class A common stock and 20.8 million shares of Class A common stock upon conversion of the 2025 Notes. Additionally, the calculation of weighted-average shares outstanding for the three and nine months ended September 30, 2021 and 2020 excludes approximately 9.2 million shares effectively repurchased and held in treasury stock on the Condensed Consolidated Balance Sheets as a result of the Prepaid Forward transaction entered into in connection with the 2022 Note offering.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Income tax expense (benefit)	$(270,228)	$1,242	$(280,679)	$4,710
The Company recorded an income tax benefit of $270.2 million for the three months ended September 30, 2021, on pre-tax net income of $41.5 million. The Company’s income tax benefit for the three months ended September 30, 2021, was composed of $2.0 million of tax benefit incurred on pre-tax income, and discrete items that primarily included a $262.7 million net tax benefit relating to the release of valuation allowances, $4.7 million of net excess tax benefit for employee stock-based compensation, $0.6 million of tax benefit relating to restructuring charges, and $0.2 million of tax benefit relating to the foreign provision to income tax return adjustments.
Each quarter the Company assesses the recoverability of its existing deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to use its existing deferred tax assets. In the assessment for the period ended September 30, 2021, the Company concluded it is more likely than not that its deferred tax assets related to United States federal and state income will be realizable, and therefore, the United States federal and state valuation allowances were released, which resulted in a $262.7 million non-cash net benefit to earnings in this period. That determination was based, in part, on the Company’s cumulative GAAP income from the past three years and projections of GAAP income in future years. The release of the valuation allowance contains discrete and current year impacts that are recorded in the income tax benefit and will be remeasured in the fourth quarter 2021.
The Company recorded an income tax benefit of $280.7 million for the nine months ended September 30, 2021, on a pre-tax net income of $37.9 million. The Company’s income tax benefit for the nine months ended September 30, 2021, was composed of $0.4 million of tax expense incurred on pre-tax income, and discrete items that primarily included a $262.7 million net tax benefit relating to the release of valuation allowances, $12.6 million tax benefit due to the release of a portion of the Company’s uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions, $4.7 million of net excess tax benefit for employee stock-based

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
compensation, $0.6 million of tax benefit relating to restructuring charges, and $0.5 million of tax benefit relating to the foreign provision to income tax return adjustments.
For the three months ended September 30, 2020, the Company recorded an income tax expense of $1.2 million on a pre-tax net income of $4.5 million, which resulted in an effective tax rate of 27.3%. The Company’s income tax expense for the three months ended September 30, 2020 was composed of $1.5 million of tax expense incurred on pre-tax income, and discrete items that primarily included $0.3 million of net non-deductible equity tax expense for employee stock-based compensation, partially offset by a $3.5 million tax benefit related to restructuring charges, a $0.3 million tax benefit related to foreign provision to return adjustments and other items, and a net decrease in the valuation allowance of $3.2 million. The Company recorded an income tax expense of $4.7 million for the nine months ended September 30, 2020, on a pre-tax net loss of $106.5 million, which resulted in a negative effective tax rate of 4.4%. The Company’s income tax expense for the nine months ended September 30, 2020, was composed of $4.4 million of tax expense incurred on pre-tax income, and discrete items that primarily included $2.1 million of net non-deductible equity tax expense for employee stock-based compensation, $2.6 million of tax expense relating to a reduction in deferred tax assets due to the treatment of stock-based compensation as a result of the Altera Corp. vs. Commissioner decision by the Ninth Circuit Court of appeals and $0.5 million of tax expense relating to certain states and foreign jurisdiction reserves, partially offset by a $5.9 million tax benefit related to restructuring charges, a $0.2 million tax benefit related to foreign provision to return adjustments and other items, and a net increase in the valuation allowance of $1.3 million.
At September 30, 2021 and December 31, 2020, the Company’s gross unrecognized tax benefits were $20.4 million and $27.5 million, respectively. If recognized, $6.3 million of these unrecognized tax benefits (net of United States federal benefit) at September 30, 2021 would reduce income tax expense. The unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome.

8. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.
The components of net lease cost, which were recorded in operating expenses, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Operating lease cost (1)	$2,797	$3,352	$8,785	$11,647
Sublease income	—	(133)	(333)	(393)
Right-of-use asset impairment cost	—	12,460	—	12,460
Net lease cost	$2,797	$15,679	$8,452	$23,714
(1)    Operating lease cost includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,167	$10,869
Right-of-use assets obtained in exchange for operating lease liabilities	1,314	1,252
Operating lease modifications to decrease right-of-use assets	—	(2,482)

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows:

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years) - operating leases	4.90	5.53
Weighted-average discount rate - operating leases	6.1%	6.2%

As of September 30, 2021, maturities of operating lease liabilities were as follows:

(in thousands)	September 30, 2021
2021 (remaining 3 months)	$2,047
2022	13,555
2023	12,192
2024	11,686
2025	11,477
Thereafter	12,684
Total lease payments	63,641
Less: Imputed interest	(9,416)
Present value of lease liabilities	$54,225
Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of September 30, 2021, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $353.5 million.
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
Other shareholders filed similar purported shareholder derivative actions on December 26, 2018, February 15, 2019, and January 27, 2020 in the Delaware Court of Chancery (the Non-Consolidated Delaware Actions).
Following settlement negotiations, an agreement in principle to settle all derivative claims on behalf of the Company (the Settlement) was reached by plaintiffs in the Consolidated Federal Derivative Actions, the Consolidated Delaware Derivative Actions, certain other plaintiffs (the Settling Plaintiffs), and the current and former executive officers and members of the Company’s Board. On February 9, 2021, the Settling Plaintiffs filed a motion for preliminary approval of the Settlement in the Consolidated Federal Derivative Actions, and the court preliminarily approved the Settlement on April 1, 2021. On July 28, 2021, the court entered an order granting final

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
approval of the Settlement and judgment was entered the same day (the “Final Order and Judgment”). Following entry of the Final Order and Judgment, two of the Non-Consolidated Delaware Actions were dismissed with prejudice on August 10, 2021, with the remaining Non-Consolidated Delaware Action dismissed with prejudice on August 31, 2021. The Settlement is not expected to have a material impact on the Company’s condensed consolidated financial statements.
On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. GoPro filed an inter partes review (IPR) at the United States Patent and Trademark Office. On November 30, 2015, Contour dismissed the Utah action, and Contour IP Holdings LLC (CIPH), a non-practicing entity, re-filed a similar complaint in Delaware. The case was transferred to the Northern District of California in July 2017 (case 3:17-cv-04738) and was stayed pending the IPR proceedings. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019. Due to COVID-19 delays, the trial was delayed several times. Separately, on March 26, 2021, CIPH filed a new lawsuit against Company in the same court (case 3:21-cv-02143), asserting the same patents against certain GoPro products. On May 6, 2021, the Court consolidated the two cases, and trial is set to commence on May 4, 2022. The Company believes that the matters lack merit, and intends to vigorously defend against CIPH.
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of September 30, 2021, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

9. Concentrations of risk and geographic information
Concentration of risk. Financial instruments which potentially subject the Company to concentration of credit risk includes cash and cash equivalents, restricted cash, marketable securities, accounts receivable, and derivative instruments, including the Capped Calls associated with the 2025 Notes. The Company places cash and cash equivalents with high-credit-quality financial institutions; however, the Company maintains cash balances in excess of the FDIC insurance limits. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within management’s expectations. The Company believes its counterparty credit risk related to its derivative instruments is mitigated by transacting with major financial institutions with high credit ratings.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	September 30, 2021	December 31, 2020
Customer A	18%	23%
Customer B	31%	15%
Customer C	*	12%
* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Accounts receivable sold	$39,231	$30,832	$73,867	$66,393
Factoring fees	130	247	345	433
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Customer A	13%	13%	12%	25%
Customer B	*	*	*	10
Customer C	*	*	*	14
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
Geographic information
Revenue by geographic region was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Americas	$160,875	$157,720	$414,113	$297,607
Europe, Middle East and Africa (EMEA)	85,791	64,563	196,784	129,191
Asia and Pacific (APAC)	70,003	58,224	159,038	107,355
Total revenue	$316,669	$280,507	$769,935	$534,153

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Revenue from the United States, which is included in the Americas geographic region, was $138.1 million and $141.0 million for the three months ended September 30, 2021 and 2020, respectively, and $362.8 million and $263.5 million for the nine months ended September 30, 2021 and 2020, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of September 30, 2021 and December 31, 2020, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $6.6 million and $6.9 million, respectively.

10. Subsequent events
In October 2021 the Company entered into a fully executed and consented sublease agreement for certain buildings on its headquarters campus, which were previously vacated in the prior year as part of the Company’s 2020 Restructuring Plan. The sublease term will extend through December 2026, which is commensurate with the original lease term. The total subleased space is 78,408 square feet, which includes a 3% annual rate increase and common area maintenance (“CAM”) fees and property taxes reimbursed by the sublessee. We are expecting cash inflows from this agreement of approximately$20.0 million starting in the second quarter of 2022.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
This MD&A is organized as follows:
•Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.
•Results of Operations. Analysis of our financial results comparing the third quarter and first nine months of 2021 to 2020.
•Liquidity and Capital Resources. Analysis of changes in our balance sheets and cash flows, and discussion of our financial condition and potential sources of liquidity.
•Contractual Commitments. Overview of our contractual obligations, including expected payment schedules and indemnifications as of September 30, 2021.
•Critical Accounting Policies and Estimates. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.
•Non-GAAP Financial Measures. A reconciliation and discussion of our GAAP to non-GAAP financial measures.

Overview
GoPro makes it easy for the world to capture and share itself in immersive and exciting ways, helping people get the most out of their photos and videos. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, manage and share engaging personal content. We make the world’s most versatile cameras, sophisticated, yet simple-to-use content-management and mobile editing software, and enable our product ecosystem for our customers through our GoPro and Quik subscriptions. When consumers use our products and services, they often generate and share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new cameras, accessories, lifestyle gear, and software and subscription offerings. We believe new camera features and subscription benefits drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Our investments in image stabilization, the Quik app’s content management, editing and sharing solutions, modular accessories, our cameras’ auto-upload capabilities, local language user-interfaces and voice recognition in more than 12 languages drive the expansion of our global market.
In September 2021, we began shipping our HERO10 Black flagship camera that features our new high-performance GP2 processor, which delivers blistering video frame rates. The camera's highest video resolution of 5.3K delivers 91% more resolution than 4K and 665% more resolution than 1080p HD at an impressive 60 frames per second, allowing for fluid playback and 2X slow motion. 4K video can be captured at 120 frames per second (4X slow motion) and 2.7K video can be captured at 240 frames per second (8X slow motion). The new GP2

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
processor also enables HyperSmooth 4.0 video stabilization, ensuring that HERO10 Black smooths out even the most shake-ladened experiences. HERO10 Black's in-camera horizon leveling feature benefits from an increased tilt limit of 45° in high-performance settings, making even the most chaotic video footage look professionally smooth and steady. The new GP2 processor combined with the ultra-high resolution 23.6MP sensor enables life-like image quality. In addition to 23 megapixel photos, HERO10 Black enables 19.6 megapixel video stills to be pulled from 5K 4:3 video at 30 frames per second and 15.8 megapixel video stills from 5.3K video at 60 frames per second, which is ideal for capturing still images of sports and fast-paced activities. The HERO10 Black is also cloud connected while being charged and will automatically upload recently captured footage to the user’s GoPro cloud account. Additionally, the HERO10 Black continues to build off the noteworthy HERO9 Black features, including Power Tools, TimeWarp 3.0, front-facing and rear touch displays, and camera Mod compatibility. Our HERO10 Black, HERO9 Black, HERO8 Black, HERO7 Black, HERO7 Silver and MAX cameras are compatible with our ecosystem of mountable and wearable accessories. We also sell our GoPro subscription, which includes unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro gear, mounts and accessories.
In March 2021, we launched a refresh of our mobile app, Quik, which makes it easy for users to get the most out of their favorite photos and videos no matter which phone or camera is used to capture the footage. We believe the launch of Quik and the new Quik subscription is an important step in expanding our total addressable market to those who value organizing the visual moments of their lives. Quik users can conveniently share their favorite photos or videos to the Quik app where those special “keeper” photos or videos will be added to a private “Mural” feed within the app. Quik also features a suite of powerful yet simple editing tools which allows users to edit photos or videos themselves. In June 2021, we announced Open GoPro, an open API initiative that makes it easy for third-party developers to integrate their HERO camera into their own development efforts.
The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global societies, economies, financial markets, supply chains and business practices. During the nine months ended September 30, 2021, sales continued to improve as retail began to recover in certain regions as store traffic accelerated. In the first quarter of 2020, we temporarily closed all of our offices and required most of our employees to work remotely. These changes remained largely in effect in the third quarter of 2021 and in most locations, we plan on maintaining closed offices at least through the end of 2021. See Item 1A Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

				% Change
(units and dollars in thousands, except per share amounts)	Q3 2021	Q2 2021	Q3 2020		Q3 2021 vs. Q2 2021		Q3 2021 vs. Q3 2020
Revenue	$316,669	$249,586	$280,507		27%		13%
Camera units shipped (1)	832	724	923		15%		(10)%
Gross margin (2)	43.6%	39.8%	35.4%	380	bps	820	bps
Operating expenses	$89,452	$89,780	$90,458		—%		(1)%
Net income	$311,761	$16,952	$3,307		1,739%		9,327%
Diluted net income per share	$1.92	$0.10	$0.02		1,820%		9,500%
Cash provided by operations	$67,623	$23,174	$99,557		192%		(32)%

Other financial information:
Adjusted EBITDA (3)	$60,442	$25,065	$39,179		141%		54%
Non-GAAP net income (4)	$55,320	$19,862	$31,049		179%		78%
Non-GAAP diluted net income per share	$0.34	$0.12	$0.20		183%		70%
(1)     Represents the number of camera units that are shipped during a reporting period, net of any returns.
(2)    One basis point (bps) is equal to 1/100th of 1%.
(3)     We define adjusted EBITDA as net income adjusted to exclude the impact of provision for income taxes, interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, intangible asset impairment charges, loss on extinguishment of debt, and restructuring and other costs, including right-of-use asset impairment charges.
(4)    We define non-GAAP net income as net income adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges, non-cash interest expense, loss on extinguishment of debt and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.
Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented under Non-GAAP Financial Measures.
Third quarter 2021 financial performance
Revenue in the third quarter of 2021 was $316.7 million, or a 13% increase from $280.5 million in the same period of 2020, and the gross margin percentage in the third quarter of 2021 was 43.6%, or an 820 bps increase from 35.4% in the same period of 2020. The year-over-year improvement in revenue was driven by sales of our cameras at higher price points and strong sales through our retail channel as stores began to reopen and we began shipping the HERO10 Black to certain retail partners. Retail revenue increased 12% year-over-year, primarily driven by growth in the Europe and Asia Pacific markets. The year-over-year improvement in revenue was also driven by our continued focus on direct-to-consumer sales through GoPro.com, which increased 16% year-over-year to $94.4 million in the third quarter of 2021. We shipped 832,000 camera units in the third quarter of 2021, compared to 923,000 camera units in the same period of 2020. Our average selling price, which is defined as total revenue divided by camera units shipped, in the third quarter of 2021 increased 25% year-over-year to $381, primarily due to greater than 90% of our camera revenue mix being derived from cameras with a suggested retail price equal to or greater than $300 and growth in GoPro subscribers. We had 1.34 million GoPro subscribers at the end of the third quarter of 2021. Subscription revenue in the third quarter of 2021 was $14.2 million, or a 143% increase from $5.9 million in the same period of 2020. The 820 bps year-over-year increase in gross margin was primarily driven by sales of cameras at higher price points, growth in direct-to-consumer sales and growth in our high margin subscription revenue.
Net income in the third quarter of 2021 was $311.8 million, an improvement of $308.5 million, when compared to net income of $3.3 million in the same period of 2020. The third quarter of 2021 benefitted from the release of tax valuation allowances of $262.7 million that we recorded on the balance sheet as previously discussed. Adjusted

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
EBITDA for the third quarter of 2021 was a positive $60.4 million, compared to a positive $39.2 million in the same period of 2020.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We generated cumulative positive operating income for the three quarters ended September 30, 2021, and we continue to make strategic decisions to create sustainable growth and profitability in our business. Prior to the past three quarters in 2021, we incurred operating losses in the first quarter of 2021, as well as fiscal years 2020, 2019 and 2018. Our restructuring actions have significantly reduced our on-going operating expenses, resulting in a flatter, more efficient global organization that has allowed for improved communication and better alignment among our functional teams. Primarily as a result of the impact of the COVID-19 pandemic, we took additional restructuring actions in April 2020 to further reduce our operating expenses in marketing, sales, and general and administrative functions, and to reduce our global facility footprint. Operating expense reductions related to research and development were minor in order to protect our product roadmap and innovation. Additionally, in response to the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to reduce the number of distributors and retailers that we work with to focus more on direct-to-consumer sales through GoPro.com. Revenue from GoPro.com in the three months ended September 30, 2021 and 2020 was $94.4 million and $81.3 million, respectively, and represented 29.8% and 29.0% of total revenue, respectively. Revenue from GoPro.com in the nine months ended September 30, 2021 and 2020 was $264.3 million and $166.1 million, respectively, and represented 34.3% and 31.1% of total revenue, respectively. For the three months ended September 30, 2021 and 2020, revenue from our retail channel represented 70.2% and 71.0% of total revenue, respectively. For the nine months ended September 30, 2021 and 2020, revenue from our retail channel represented 65.7% and 68.9% of total revenue, respectively.
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
Improving Profitability. We believe that shifting the way we sell, and focusing on growing our direct-to-consumer sales and subscription services will accelerate our ability to achieve profitability due to an improved margin structure and lower operating expenses to support this shift in channel, particularly in light of the impact of the COVID-19 pandemic. As a result of this shift toward direct sales, we believe we can reach profitability with lower overall unit sales. We continue to believe that international markets represent a significant opportunity to achieve profitability. While the total market for digital cameras has continued to decline as smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our integrated storytelling solutions, our continued innovation of product features desired by our users, and our brand, all help support our business from many of the negative trends facing this market. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. We will continue to leverage the brand recognition of our Company to increase our global

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
presence through GoPro.com with the active promotion of our brand, the expansion of localized products in international markets with region-specific marketing, and a focus on the biggest investment opportunities.
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

Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2021		2020		2021		2020
Revenue	$316,669	100%	$280,507	100%	$769,935	100%	$534,153	100%
Cost of revenue	178,616	56	181,195	65	453,904	59	355,722	67
Gross profit	138,053	44	99,312	35	316,031	41	178,431	33
Operating expenses:
Research and development	36,458	11	37,235	13	106,688	14	104,074	19
Sales and marketing	37,352	12	34,378	12	108,812	14	112,845	21
General and administrative	15,642	5	18,845	7	45,940	6	53,686	10
Total operating expenses	89,452	28	90,458	32	261,440	34	270,605	50
Operating income (loss)	48,601	15	8,854	3	54,591	7	(92,174)	(17)
Other income (expense):
Interest expense	(5,748)	(2)	(5,260)	(2)	(17,160)	(2)	(14,774)	(3)
Other income (expense), net	(1,320)	—	955	—	435	—	462	—
Total other expense, net	(7,068)	(2)	(4,305)	(2)	(16,725)	(2)	(14,312)	(3)
Income (loss) before income taxes	41,533	13	4,549	1	37,866	4	(106,486)	(20)
Income tax expense (benefit)	(270,228)	(85)	1,242	—	(280,679)	(37)	4,710	1
Net income (loss)	$311,761	98%	$3,307	1%	$318,545	41%	$(111,196)	(21)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended September 30,			Nine months ended September 30,
	2021	2020	% Change	2021	2020	% Change
Camera units shipped	832	923	(10)%	2,112	1,712	23%

Average selling price	$381	$304	25	$365	$312	17

GoPro.com	$94,441	$81,331	16	$264,275	$166,125	59
Percentage of revenue	29.8%	29.0%		34.3%	31.1%
Retail	$222,228	$199,176	12	$505,660	$368,028	37
Percentage of revenue	70.2%	71.0%		65.7%	68.9%
Total revenue	$316,669	$280,507	13%	$769,935	$534,153	44%

Americas	$160,875	$157,720	2%	$414,113	$297,607	39%
Percentage of revenue	50.8%	56.2%		53.7%	55.7%
Europe, Middle East and Africa (EMEA)	$85,791	$64,563	33	$196,784	$129,191	52
Percentage of revenue	27.1%	23.0%		25.6%	24.2%
Asia and Pacific (APAC)	$70,003	$58,224	20	$159,038	$107,355	48
Percentage of revenue	22.1%	20.8%		20.7%	20.1%
Total revenue	$316,669	$280,507	13%	$769,935	$534,153	44%
Revenue in the third quarter of 2021 was $316.7 million, or a 13% increase from the same period in 2020. Revenue during the first nine months of 2021 was $769.9 million, or a 44% increase from the same period of 2020. The year-over-year increase in revenue was driven by sales of our cameras at higher price points and strong sales through our retail channel as stores began to reopen and we began shipping the HERO10 Black to certain retail partners. Retail revenue increased 12% year-over-year compared to the third quarter of 2020 primarily driven by growth in the Europe and Asia Pacific markets, and 37% year-over-year compared to the first nine months of 2020 driven by overall growth worldwide. In addition, we continued to focus on direct-to-consumer sales through GoPro.com, which increased 16% year-over-year compared to the third quarter of 2020 and 59% year-over-year compared to the first nine months of 2020. Camera units shipped in the third quarter and first nine months of 2021 were 832,000 and 2,112,000 units, respectively, compared to 923,000 and 1,712,000 units in the same periods of 2020. The average selling price, which is defined as total revenue divided by camera units shipped, in the third quarter and first nine months of 2021 was $381 and $365, respectively, or an increase of 25% and 17% from the third quarter and first nine months of 2020, respectively. The increase in our average selling price was primarily driven by cameras sold with a suggested retail price equal to or greater than $300, which represented greater than 90% of our camera revenue mix in the third quarter and during the first nine months of 2021. In addition, the increase in our average selling price was also positively impacted by the growth in GoPro subscribers. We had 1.34 million GoPro subscribers at the end of the third quarter of 2021. Subscription revenue in the third quarter and first nine months of 2021 was $14.2 million and $36.4 million, respectively, or an increase of 143% and 136%, respectively, from the same periods of 2020.
Cost of revenue and gross margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Cost of revenue	$178,044	$178,953	(1)%	$451,351	$349,402	29%
Stock-based compensation	483	340	42	1,420	1,175	21
Acquisition-related costs	70	964	(93)	1,081	3,875	(72)
Restructuring costs	19	938	(98)	52	1,270	(96)
Total cost of revenue	$178,616	$181,195	(1)%	$453,904	$355,722	28%
Gross margin	43.6%	35.4%		41.0%	33.4%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross margin of 43.6% in the third quarter of 2021 increased from 35.4% in the same period of 2020, or 820 bps, primarily due to camera sales at higher price points, 618 bps, better leverage on fixed costs and operational expenses, 130 bps, and increased margin contribution from subscriptions, 72 bps. Subscription services provided 148 bps and 76 bps to gross margin in the third quarter of 2021 and 2020, respectively.
Gross margin of 41.0% in the first nine months of 2021 increased from 33.4% in the same period of 2020, or 764 bps, primarily due to shifting sales to higher priced products, 556 bps, better leverage of fixed costs and operational expenses, 160 bps, and high margin contribution from increased subscription revenue, 48 bps. Subscription services provided 173 bps and 125 bps to gross margin during the first nine months of 2021 and 2020, respectively.
Research and development

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Research and development	$31,918	$27,755	15%	$93,110	$86,009	8%
Stock-based compensation	4,380	3,597	22	13,131	9,682	36
Restructuring costs	160	5,883	(97)	447	8,383	(95)
Total research and development	$36,458	$37,235	(2)%	$106,688	$104,074	3%
Percentage of revenue	11.5%	13.3%		13.9%	19.5%
The year-over-year decrease of $0.8 million, or 2%, in total research and development expenses in the third quarter of 2021 compared to 2020 reflected a $5.7 million decrease in restructuring costs, offset by a $2.9 million increase in cash-based personnel-related costs primarily attributable to accrued bonus and an increase in headcount, a $1.5 million increase in consulting and professional services costs, and a $0.8 million increase in stock-based compensation.
The year-over-year increase of $2.6 million, or 3%, in total research and development expenses in the first nine months of 2021 compared to 2020 reflected an $8.7 million increase in cash-based personnel-related costs primarily attributable to accrued bonus and an increase in headcount, and a $3.4 million increase in stock-based compensation, partially offset by a $7.9 million decrease in restructuring costs and a $2.1 million decrease in consulting and professional services costs.
Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Sales and marketing	$35,328	$28,803	23%	$102,569	$97,549	5%
Stock-based compensation	1,950	1,601	22	5,968	4,107	45
Restructuring costs	74	3,974	(98)	275	11,189	(98)
Total sales and marketing	$37,352	$34,378	9%	$108,812	$112,845	(4)%
Percentage of revenue	11.8%	12.3%		14.1%	21.1%
The year-over-year increase of $3.0 million, or 9%, in total sales and marketing expenses in the third quarter of 2021 compared to 2020 reflected a $4.0 million increase in consulting and professional services costs primarily related to infrastructure improvements to support the growth of our direct-to-consumer business on GoPro.com, a $2.2 million increase in overall advertising and marketing expenses, $1.4 million increase in cash-based personnel-related costs primarily attributable to accrued bonus, and a $0.3 million increase in stock-based compensation, partially offset by a $3.9 million decrease in restructuring costs and a $1.1 million decrease in allocated facilities, depreciation and other supporting overhead expenses.
The year-over-year decrease of $4.0 million, or 4%, in total sales and marketing expenses in the first nine months of 2021 compared to 2020 reflected a $10.9 million decrease in restructuring costs, a $2.6 million decrease in overall advertising and marketing expenses attributable to reduced online campaigns and POP displays, and a $3.4 million decrease in allocated facilities, depreciation and other supporting overhead expenses, partially offset

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
by a $12.4 million increase in consulting and professional services costs primarily related to infrastructure improvements to support the growth of our direct-to-consumer business on GoPro.com.
General and administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
General and administrative	$13,077	$11,550	13%	$38,074	$41,064	(7)%
Stock-based compensation	2,516	2,875	(12)	7,708	6,962	11
Restructuring costs	49	4,420	(99)	158	5,660	(97)
Total general and administrative	$15,642	$18,845	(17)%	$45,940	$53,686	(14)%
Percentage of revenue	4.9%	6.7%		6.0%	10.1%
The year-over-year decrease of $3.2 million, or 17%, in total general and administrative expenses in the third quarter of 2021 compared to 2020 reflected a $4.4 million decrease in restructuring costs and a $0.5 million decrease in allocated facilities and other supporting overhead expenses, partially offset by a $1.2 million increase in cash-based personnel-related costs primarily attributable to accrued bonus, and a $0.4 million increase in stock-based compensation.
The year-over-year decrease of $7.7 million, or 14%, in total general and administrative expenses in the first nine months of 2021 compared to 2020 reflected a $5.5 million decrease in restructuring costs, a $3.6 million decrease in litigation expenses, and a $2.3 million decrease in allocated facilities and other supporting overhead expenses, partially offset by a $3.3 million increase in cash-based personnel-related costs primarily attributable to accrued bonus, and $0.7 million increase in stock-based compensation.
Other income (expense)

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Interest expense	$(5,748)	$(5,260)	9%	$(17,160)	$(14,774)	16%
Other income (expense), net	(1,320)	955	(238)	435	462	(6)
Total other expense, net	$(7,068)	$(4,305)	64%	$(16,725)	$(14,312)	17%
Total other expense, net, increased $2.8 million in the third quarter of 2021 compared to 2020, primarily driven by a $2.3 million increase in net foreign exchange rate-based losses, and a $0.5 million increase in interest expense primarily related to the amortization of the debt discount of our 2022 and 2025 Notes.
Total other expense, net, increased $2.4 million in the first nine months of 2021 compared to 2020, primarily driven by a $2.4 million increase in interest expense primarily related to the amortization of the debt discount of our 2022 and 2025 Notes.
Income taxes

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2021	2020	% Change	2021	2020	% Change
Income tax expense (benefit)	$(270,228)	$1,242	(21,857)%	$(280,679)	$4,710	(6,059)%
We recorded an income tax benefit of $270.2 million in the second quarter of 2021 on a pre-tax net income of $41.5 million. Our income tax benefit for the three months ended September 30, 2021, was composed of $2.0 million of tax benefit incurred on pre-tax income, and discrete items that primarily included a $262.7 million net tax benefit relating to the release of valuation allowances, $4.7 million of net excess tax benefit for employee stock-based compensation, $0.6 million of tax benefit relating to restructuring charges, and $0.2 million of tax benefit relating to the foreign provision to income tax return adjustments.
Each quarter we assess the recoverability of our existing deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
use our existing deferred tax assets. In the assessment for the period ended September 30, 2021, we concluded it is more likely than not that our deferred tax assets related to United States federal and state income will be realizable, and therefore, the United States federal and state valuation allowances were released, which resulted in a $262.7 million non-cash net benefit to earnings in this period. That determination was based, in part, on our cumulative GAAP income from the past three years and projections of GAAP income in future years. The release of the valuation allowance contains discrete and current year impacts that are recorded in the income tax benefit and will be remeasured in the fourth quarter 2021.
We recorded an income tax benefit of $280.7 million for the nine months ended September 30, 2021, on a pre-tax net income of $37.9 million. Our income tax benefit for the nine months ended September 30, 2021, was composed of $0.4 million of tax expense incurred on pre-tax income, and discrete items that primarily included a $262.7 million net tax benefit relating to the release of valuation allowances, $12.6 million tax benefit due to the release of a portion of our uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions, $4.7 million of net excess tax benefit for employee stock-based compensation, $0.6 million of tax benefit relating to restructuring charges, and $0.5 million of tax benefit relating to the foreign provision to income tax return adjustments.
See Note 7 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$296,357	$325,654
Marketable securities	82,184	—
Total cash, cash equivalents and marketable securities	$378,541	$325,654
Percentage of total assets	34%	42%
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
As of September 30, 2021, our cash, cash equivalents and marketable securities totaled $378.5 million. The overall cash provided by operating activities of $65.3 million for the nine months ended September 30, 2021 was primarily attributable to net income of $318.5 million. Cash attributable to net income was offset by a non-cash tax benefit of $269.9 million, other non-cash expenses of $52.0 million, and net cash outflows of $35.3 million from changes in our operating assets and liabilities. The non-cash tax benefit of $269.9 million is primarily related to the release of tax valuation allowances against deferred tax assets that we expect to realize against future income. Working capital changes during the nine months ended September 30, 2021 of $35.3 million was the result of an increase in inventory of $23.0 million, an increase in prepaid expenses and other assets of $18.6 million and a decrease in accounts payable and other liabilities of $10.4 million, partially offset by a decrease in accounts receivable of $7.4 million and an increase in deferred revenue of $9.3 million. As of September 30, 2021, $15.8 million of cash was held by our foreign subsidiaries.
Convertible Notes
In April 2017, we issued $175.0 million aggregate principal amount of the 2022 Notes in a private placement to purchasers for resale to qualified institutional buyers. The 2022 Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. The 2022 Notes are convertible into cash, shares of the Class A common stock, or a combination thereof, at our election, at an initial conversion rate of 94.0071 shares of common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
adjustment. We pay interest on the 2022 Notes semi-annually, which is due on April 15 and October 15. Proceeds received from the issuance of the 2022 Notes are allocated between a liability component (short-term debt) and an equity component (additional paid-in capital). The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.
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
In November 2020, we issued $143.8 million aggregate principal amount of 2025 Notes in a private placement to purchasers for resale to qualified institutional buyers. The 2025 Notes mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. The 2025 Notes are convertible into cash, shares of the Class A common stock, or a combination thereof, at our election, at an initial conversion rate of 107.1984 shares of common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $9.3285 per share of common stock, subject to adjustment. We pay interest on the 2025 Notes semi-annually, which is due on May 15 and November 15. Proceeds received from the issuance of the 2025 Notes are allocated between a liability component (long-term debt) and an equity component (additional paid-in capital). The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.
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
•The $125.0 million aggregate principal amount of the 2022 Notes matures on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. We intend to deliver cash up to the principal amount of the 2022 Notes, based on the Company’s current as well as projected liquidity levels.
•We expect that operating expenses and inventory purchases will constitute a material use of our cash balances. We intend to continue to manage our operating activities in line with our existing cash and available financial resources.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
•In January 2021, we entered into a Credit Agreement which provides for a revolving credit facility under which we may borrow up to an aggregate amount of $50.0 million. Our credit facility will terminate and any outstanding borrowings become due and payable on the earlier of (i) January 2024 and (ii) unless we have cash in a specified deposit account in an amount equal to or greater than the amount required to repay our convertible notes due April 2022, 91 days prior to the maturity date of such convertible notes. No borrowings have been made from the credit facility to date. (See Note 4 Financing arrangements, in the Notes to Condensed Consolidated Financial Statements for additional information.)
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
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2021	2020	% Change
Net cash provided by (used in):
Operating activities	$65,305	$(12,471)	(624)%
Investing activities	$(87,110)	$9,832	(986)%
Financing activities	$(7,788)	$(1,205)	546%
Cash flows from operating activities
Cash provided by operating activities of $65.3 million for the nine months ended September 30, 2021 was primarily attributable to net income of $318.5 million. Cash attributable to net income was offset by two non-cash expenses: a non-cash tax benefit of $269.9 million and other non-cash expenses of $52.0 million. In addition, there were net cash outflows of $35.3 million from changes in operating assets and liabilities. Cash outflows related to operating assets and liabilities consisted primarily of an increase in inventory of $23.0 million, an increase in prepaid expenses and other assets of $18.6 million and a decrease in accounts payable and other liabilities of $10.4 million, partially offset by a decrease in accounts receivable of $7.4 million and an increase in deferred revenue of $9.3 million.
Cash flows from investing activities
Cash used in investing activities of $87.1 million for the nine months ended September 30, 2021 was primarily attributable to purchases of marketable securities of $82.3 million and net purchases of property and equipment of $4.8 million.
Cash flows from financing activities
Cash used in financing activities of $7.8 million for the nine months ended September 30, 2021 was primarily attributable to $15.0 million in tax payments for net RSU settlements, partially offset by $7.2 million received from stock purchases made through our employee stock purchase plan and employee stock option exercises.
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
The following table presents a reconciliation of net income to adjusted EBITDA:

	Three months ended
(in thousands)	September 30, 2021	June 30, 2021	September 30, 2020
Net income	$311,761	$16,952	$3,307
Income tax expense (benefit)	(270,228)	(11,670)	1,242
Interest expense, net	5,697	5,484	5,241
Depreciation and amortization	2,371	2,694	4,802
POP display amortization	714	671	959
Stock-based compensation	9,329	10,029	8,413
Restructuring and other costs	798	905	15,215
Adjusted EBITDA	$60,442	$25,065	$39,179

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net income to non-GAAP net income:

	Three months ended
(in thousands, except per share data)	September 30, 2021	June 30, 2021	September 30, 2020
Net income	$311,761	$16,952	$3,307
Stock-based compensation	9,329	10,029	8,413
Acquisition-related costs	70	288	964
Restructuring and other costs	798	905	15,215
Non-cash interest expense	3,590	3,512	2,498
Income tax adjustments	(270,228)	(11,824)	652
Non-GAAP net income	$55,320	$19,862	$31,049

GAAP diluted net income per share	$1.92	$0.10	$0.02
Non-GAAP diluted net income per share	$0.34	$0.12	$0.20

GAAP and Non-GAAP shares for diluted net income per share	162,746	164,857	151,849

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In addition to market risk that is created by the uncertainties and the global market disruptions resulting from the COVID-19 pandemic, we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com, which has increased as a result of our focus on our direct-to-consumer sales strategy, is denominated in U.S. dollars and various foreign currencies. To the extent that revenue from foreign currency transactions increases, our foreign currency risk will also increase. However, to date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had limited foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies, principally the Euro, British pound, Singaporean dollar, Canadian dollar and Romanian leu. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we continue to focus on the growth of our direct-to-consumer business and expand our operations, if foreign currency exchange rates become volatile, or if foreign currency held in our foreign entities increases, our exposure to foreign currency risk could become more significant. To date, we have not entered into any material foreign currency exchange contracts. For assets and liabilities denominated in other currencies, we do not believe that the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar would have a material effect on our results of operations from such a shift.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of September 30, 2021. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1, Note 8 Commitments, contingencies and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended September 30, 2021.

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
•Our goal to grow revenue and be profitable is dependent upon our ability to grow our direct-to-consumer and subscription business. If we do not effectively grow our direct-to-consumer and subscription business, our results of operations and path to profitability could be harmed.
•We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain and may increase our costs.
•If we do not successfully coordinate or if we encounter issues with our manufacturers or suppliers, our business, brand, and results of operations could be harmed and we could lose sales.

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
Our cumulative GAAP income from the past three years may not be sustainable in future periods. We may not be able to achieve our forecast, sustain revenue growth or profitability, and our operating results may fluctuate unpredictably. For example, our annual revenue showed moderate growth from 2018 to 2019 from $1.148 billion to $1.195 billion, respectively and our net operating income for the first nine months of 2021 was $54.6 million. In 2020, annual revenue of $891.9 million was negatively impacted by COVID-19 and we also incurred operating losses of $36.8 million, $2.3 million and $94.0 million for the full year in 2020, 2019 and 2018, respectively. In future periods, we could experience declines in revenue, or revenue could remain flat or grow more slowly than we expect, which could have a material negative effect on our future operating results.
Lower levels of revenue or higher levels of operating expense in future periods may result in losses or limited profitability. We may experience such lower levels of revenue or higher levels of operating expenses for a variety of reasons, including, among other factors: investments in product innovation and marketing, increasing freight rates; shipping delays; increased supply chain costs; or failure to maintain higher average sales pricing for our cameras.
Additionally, since the fourth quarter of 2016, we implemented four company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, including the closure of our aerial products business, in order to focus our resources on cameras, accessories, software and subscription services. We may not realize further or sustain cost savings from these previous actions. We may continue to experience fluctuating revenue, expenses and profitability for a number of reasons, including other risks described in this Quarterly Report on Form10-Q and in our 2020 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Our goal to grow revenue and be profitable is dependent upon our ability to grow our direct-to-consumer and subscription business. If we do not effectively grow our direct-to-consumer and subscription business, our results of operations and path to profitability could be harmed.
Our ability to grow revenue and become profitable is dependent upon our ability to successfully implement certain strategic go to market initiatives. For example, some of our key strategic initiatives is to expand our direct-to-consumer presence through GoPro.com, expand our software and subscription services, and continue to work with key retail partners and distributors globally.
We have invested significant resources in our direct-to-consumer sales channel, primarily through our website, and our future growth relies, in part, on our continued ability to attract consumers to this channel, which has and will require significant expenditures in marketing, software development and infrastructure. If we are unable to continue to drive traffic to, and increase sales through our website, our business and results of operations could be harmed.
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
Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules and could increase as a result of COVID-19 and its impact on the global supply chain. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable, including as a result of the COVID-19 pandemic.
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
In particular, for our camera designs, we incorporate system on chips, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 system on chip in MAX as well as our HERO9 and HERO8 Black cameras and the GP2 system on chip in our HERO10 Black camera and rely on Socionext, Inc. as the primary supplier of our system on chips. Developing next generation system on chips is a resource intensive process requiring increased investment to meet development schedules, which may impact future product schedules and overall margin expectations. If other suppliers of systems on chips become more advanced in performance or more competitive in cost, we may be placed at a disadvantage and not be able to continue improving our product performance as quickly or as competitively as planned or be able to achieve the product margins needed to be successful. We do not currently have alternative suppliers for several key components. In addition, our products also require passive components such as resistors and multi-layer ceramic capacitors, which may experience supply shortages and lengthening lead-times within the consumer electronics industry and may impact our supply chain. In the event that any of our key suppliers are unable to supply the components that we need to produce our products to meet anticipated customer demand, our business would be materially and adversely affected.
If we do not successfully coordinate or if we encounter issues with our manufacturers or suppliers, our business, brand, and results of operations could be harmed and we could lose sales.
Our business requires us to coordinate the manufacture and distribution of our products. The continued Covid-19 pandemic has resulted in industry-wide global supply chain challenges, including manufacturing, transportation and logistics. If we do not successfully coordinate the timely manufacturing and distribution of our products, if our manufacturers, distribution logistics providers or transport providers are not able to successfully and timely process our business or if we do not receive timely and accurate information from such providers, we may have insufficient supply of products to meet customer demand, we could lose sales, incur additional costs, and our financial performance may be adversely affected. Transportation costs, fuel costs, labor unrest, natural disasters, regional or global pandemics, and other adverse effects on our ability, timing and cost of delivering products can increase our inventory, decrease our margins, adversely affect our relations with distributors and other customers and otherwise adversely affect our results of operations and financial condition. The holiday selling season places additional pressure on our supply chain and could adversely affect our revenues and profitability if we are unable to successfully fulfill customer orders in the quarter.
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
The global COVID-19 pandemic continues to evolve. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases and the emergence of new variant strains of COVID-19. Even in areas where “stay-at-home” restrictions have been lifted and the number of cases of COVID-19 has declined, many individuals remain cautious about resuming activities. Additionally, the emergence of new variant strains of COVID-19 in regions that have reopened has necessitated, and may in the future necessitate, renewed government restrictions. The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence.
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

Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2020, greater demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 40%, 44% and 33% of our 2020, 2019 and 2018 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue due to macroeconomic conditions, any impact on consumer spending due to COVID-19, product release patterns, a decline in the effectiveness of our promotional activities, product mix, charges incurred against new products to support promotional activities, pricing pressures, supply chain disruptions, shipping delays, or for any other reason, including the fact that some retail locations may not be open for consumers due to COVID-19 restrictions, could cause our annual results of operations to suffer significantly. For example, due to a late stage production delay, our launch timing shifted for our HERO8 Black camera from Q3 2019 to Q4 2019 resulting in a material shift of revenue between Q3 2019 to Q4 2019. This product delay shortened the timeframe for holiday season sales and resulted in overall lower 2019 financial performance compared to our expectations.
In addition, we typically experience lower revenue in the first half of the year. For example, revenue of $453.3 million for the first half of 2021 decreased by $185.0 million, or 29%, compared to revenue of $638.3 million in the last half of 2020. First half revenue comprised 28%, 45% and 42% of our annual 2020, 2019 and 2018 revenue, respectively.
In contrast, a substantial portion of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses are not seasonal in nature. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate a negative impact on operating margins in the short term.
If the e-commerce technology systems that give our consumers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our direct-to-consumer and subscription business and improve profitability, could be materially adversely affected.
We are focused on continuing to accelerate the growth of our e-commerce sales. Revenue from GoPro.com represented 30% of revenue in the third quarter of 2021.
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
Our growth also depends on expanding the market with new capture perspectives with our 360-degree camera, MAX, which is a resource-intensive initiative in a highly competitive market, and by adding versatility to our products with expansion mods for HERO9 Black and HERO10 Black. While we are investing resources, including software development, sales and marketing, to reach these expanded and new consumer markets, we cannot be assured that we will be successful in doing so, including having adequate inventory to meet consumer demand. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas. For example, we made significant investments in the aerial market, but decided in the first quarter of 2018 to close our aerial business in light of difficult market and regulatory conditions, and margin challenges.
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
The success of new product introductions, such as the HERO10 Black, depends on a number of factors including, but not limited to, timely and successful research and development, pricing, market and consumer acceptance, the ability to successfully identify and originate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction including testing of new parts and features. Additionally, as a result of the COVID-19 pandemic and subsequent economic recovery, we may not be able to accurately forecast consumer demand and inventory requirements and appropriately manage inventory to meet demand. With respect to management and supply costs, we may be impacted by heightened demand for specialty memory, components and batteries that are not supported by our manufacturing partners. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.
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
We rely on third-party distribution facilities and logistics operators for substantially all of our product distribution to distributors, directly to retailers, and directly to consumers. Our distribution facilities include computer controlled and automated equipment, which means their operations may be vulnerable to computer viruses or other security risks, the proper operation of software and hardware, electronic or power interruptions or other system failures. Further, because substantially all of our products are distributed from only a few locations and by a small number of companies, our operations could be interrupted by labor difficulties, extreme or severe weather conditions, pandemics, such as the continued spread of COVID-19, terrorism, political unrest, cyber-attacks, floods, fires or other natural disasters or events beyond our control near our distribution centers, or shipping delays as a result of port shutdowns or other transportation-related interruptions, including security breaches along our distribution routes. Additionally, we use one primary supplier for the third-party distribution and if this supplier were to experience financial difficulties, cyber-attacks, or other types of interruption it could adversely affect our business.
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

Qualified individuals are in high demand, and we may incur significant costs to attract and retain them including increased wages due to inflation. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources than we do. Competition for qualified personnel is intense generally and particularly in the San Francisco Bay Area, where our headquarters are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Additionally, the shift to a work from home environment may impact our ability to retain our highly skilled employees. Further, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during 2020, our closing stock price ranged from a high of $8.86 in the fourth quarter to a low of $2.01 in the first quarter, and in the first nine months of 2021, our closing stock price ranged from a high of $13.54 to a low of $7.45. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
Our gross margins can vary significantly depending on multiple factors, which can result in unanticipated fluctuations in our operating results.
Our gross margins can vary due to consumer demand, competition, product pricing, product lifecycle, product mix, new product introductions, GoPro.com mix, subscription activation, renewals, and cancellations, commodity costs, supply chain, logistics costs and shipping costs, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. For example, our gross margin was 35.3%, 34.6% and 31.5% for 2020, 2019 and 2018, respectively. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project. For example, due to a late-stage production delay, we shifted the launch of the GoPro HERO8 Black camera from Q3 2019 to Q4 2019, resulting in a material shift of revenue from Q3 2019 to Q4 2019 and a corresponding impact on our gross margin.
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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2020 and 2019 and, as of September 30, 2021, we had an accumulated deficit of $332.0 million. Beginning in the fourth quarter of 2016 through the second quarter of 2020, we implemented four global reductions-in-force and other restructuring actions to reduce our operating expenses. Although we plan to seek to operate efficiently and to manage our costs effectively, we may not realize the cost savings expected from these actions.
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
•the effects of climate change;
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
Changes in interpretation of any federal, state, local or international regulation may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply, or with any similar laws adopted in other jurisdictions. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties and other sanctions, which could harm our business and financial condition. We also expect that our products will be affected by new environmental laws and regulations, including but not limited to laws and regulations focused on climate change, on an ongoing basis. Climate change has had significant legislative and regulatory effects on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy, which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products and the cost of compliance. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. Since we operate on a global basis, this is a complex process that requires continual monitoring.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through September 30, 2021. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with our 2022 convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 67.9% of the voting power of our outstanding capital stock as of September 30, 2021 with Mr. Woodman, our Chairman and CEO, holding approximately 67.8% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
While we have determined that our internal control over financial reporting was effective as of September 30, 2021, we must continue to monitor and assess our internal control over financial reporting. Our control environment may not be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and all instances of fraud will be detected.
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

GoPro, Inc.
(Registrant)

Dated:	November 4, 2021	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	November 4, 2021	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	November 4, 2021	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)