Form 10-K
period 2021-12-31
GoPro, Inc.
filed 2022-02-11
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,453,745,000 based upon the closing price reported for such date on The Nasdaq Global Select Market.
As of January 31, 2022, 130,023,648 and 26,458,546 shares of Class A and Class B common stock were outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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
•Our goal to grow revenue and be profitable relies upon our ability to grow our direct-to-consumer sales mix and grow our subscriptions. If we do not effectively grow our direct-to-consumer revenue and subscriptions, our results of operations and profitability could be harmed.
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
•We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages and other services, long lead times for components, and supply changes, any of which could disrupt our supply chain and may increase our costs.
•We operate in a highly competitive market and the size and resources of some of our competitors may allow them to compete more effectively than we can. New entrants also enter the digital imaging market category from time-to-time. These market factors could result in a loss of our market share and a decrease in our revenue and profitability.
•Our gross margin can vary significantly depending on multiple factors, which can result in unanticipated fluctuations in our operating results.
•We depend on key personnel and qualified personnel to operate our business. If we are unable to attract, engage and retain qualified personnel, our ability to develop, transform and successfully operate our business could be harmed.
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
•Security and data breaches and cyberattacks could disrupt our web platform, products, services, internal operations, or information technology systems, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.
•Our international operations account for a significant portion of our revenue and operating expenses and are subject to challenges and risks.
•A small number of retailers and distributors account for a substantial portion of our revenue, and if our relationships with any of these retailers or distributors were to be terminated or the level of business with them significantly reduced, our business could be harmed.
•Our success depends on our ability to maintain the value and reputation of our brand.
•Our intellectual property and proprietary rights may not adequately protect our products and services, and our business may suffer, if third parties infringe our rights.
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
•There are risks associated with the ownership of our Class A common stock, including that our stock price has been and will likely continue to be volatile.

Item 1. Business

Overview
GoPro helps the world capture and share itself in immersive and exciting ways. Our cameras, mountable and wearable accessories, subscription services and software have generated substantially all of our revenue. We sell our products globally through retailers, distributors and on GoPro.com.
Our product offerings include the following:
•HERO10 Black is our flagship waterproof camera launched in the Fall of 2021, featuring our new high-performance GP2 processor, which delivers blistering video frame rates. The camera's highest video resolution of 5.3K at 60 frames per second delivers 91% more pixel resolution than 4K at 30 frames per second and 665% more pixel resolution than 1080p HD at an impressive 60 frames per second, allowing for fluid playback and 2X slow motion. 4K video can be captured at 120 frames per second (4X slow motion) and 2.7K video can be captured at 240 frames per second (8X slow motion). The new GP2 processor also enables HyperSmooth 4.0 video stabilization, ensuring that HERO10 Black smooths out even the most shake-ladened experiences. HERO10 Black's in-camera horizon leveling feature benefits from an increased tilt limit of 45° in high-performance settings, making even the most chaotic video footage look professionally smooth and steady. The new GP2 processor combined with the ultra-high resolution 23.6MP sensor enables life-like image quality. In addition to 23 megapixel photos, HERO10 Black enables 19.6 megapixel video stills to be pulled from 5K 4:3 video at 30 frames per second and 15.8 megapixel video stills from 5.3K video at 60 frames per second, which is ideal for capturing still images of sports and fast-paced activities. The HERO10 Black is also cloud connected while being charged and will automatically upload recently captured footage to the user’s GoPro cloud account. Additionally, the HERO10 Black continues to build off the noteworthy HERO9 Black features, including Power Tools, TimeWarp 3.0, front-facing and rear touch displays, and camera Mod compatibility. Our HERO10 Black, HERO9 Black, HERO8 Black and MAX cameras are compatible with our ecosystem of mountable and wearable accessories.
•HERO9 Black is our waterproof camera launched in the Fall of 2020, featuring a 23.6MP sensor that provides stunning 5K video, the highest resolution ever for a HERO camera, 20MP photos and HyperSmooth 3.0 video stabilization. The HERO9 Black camera also features a new front-facing display, a larger rear touch display, an extended battery life, new Power Tools, TimeWarp 3.0, SuperPhoto, live streaming, webcam mode, built-in mounting, cloud connectivity and voice control. HyperSmooth 3.0 is our most advanced stabilization ever and includes in-camera horizon leveling that keeps shots smooth and level. TimeWarp Video 3.0 features Real Speed, which allows users to slow down footage to real speed and capture audio while recording, and Half Speed, which allows users to slow down footage even more for epic slow motion. Webcam Mode enables users to connect their HERO9 Black camera to a computer with the included USB-C cable to use the camera as a 1080p high-definition wide-angle webcam. We also introduced new Power Tools, including HindSight, Scheduled Capture and Duration Capture to help users capture the perfect shot. HindSight allows users to capture and save up to 30 seconds of video before the shutter button is pressed. Scheduled Capture allows users to set up their cameras to automatically capture photos or videos up to 24 hours in advance and Duration Capture allows users to set their HERO9 Black to record for a specified length of time. In addition, we introduced a Max Lens Mod accessory that brings Max HyperSmooth video stabilization and Max SuperView’s ultra-wide-angle photo and video to the HERO9 Black camera. Our cameras are compatible with our ecosystem of mountable and wearable accessories, and feature automatic uploading capabilities for photos and videos for GoPro subscribers.
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
•GoPro subscription is our subscription service that includes full access to the Quik app, unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, gear, mounts and accessories. Our HERO5 Black and newer cameras can automatically upload photos and videos to a subscriber’s GoPro account at the highest possible quality, while HERO7 Black and newer cameras can also access our live-streaming service.
•Quik subscription is an important step in expanding our total addressable market to those who value organizing the visual moments of their lives with footage from any phone or camera. Quik subscribers can conveniently share their favorite photos or videos to the Quik app where those special “keeper” photos or videos will be added to a private “Mural” feed within the app. The Quik subscription provides access to a suite of powerful yet simple single-clip and multi-clip editing tools which allows users to edit photos or videos and create cinematic stories to showcase their life moments.
•Quik app is a mobile app that provides the primary experience for users of both the GoPro and Quik subscriptions and is the primary integration point for GoPro camera owners into the GoPro software ecosystem. The primary goal of the Quik app is to enable users to get the most out of their favorite photos and videos with footage from any phone or camera. This includes a simplified but powerful experience for offloading, backup, editing, story creation and sharing of user’s media.
We also offer a full ecosystem of mountable and wearable accessories. See Products for additional information.
We believe our investments in hardware, cloud and mobile software solutions have yielded a solid foundational experience for consumers that we will continue to build upon in 2022.
Our strategy
Helping our consumers capture and share their experiences in immersive and exciting ways is at the core of our business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. When consumers use our products and services, they often generate and share content that increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth will be driven by the introduction of new cameras, accessories, lifestyle gear, and subscription benefits and offerings. We also believe new or improved camera features drive a replacement cycle among existing users and attract new users. Consumers can choose between numerous channels to purchase our hardware products, which are sold through GoPro.com or retailers. In addition, consumers may purchase subscriptions through GoPro.com or via the Quik mobile app.
We also strive to expand our total addressable market by providing GoPro subscribers with enhanced benefits and providing a Quik app experience that we believe addresses widespread pain points associated with using smartphones and GoPro cameras.
To achieve these goals, we are strongly focused on retaining employees committed to growing GoPro through great ideas and innovation by leveraging our strong brand recognition, unique culture, competitive compensation and benefits, and our strong commitment to our Diversity, Equity, Inclusion and Belonging initiatives. Our employees collaborate cross-functionally to help achieve our goals such as continuously improving our GoPro.com site and maintaining relationships with our key retailers and distributors.

Products
Cameras. We offer a family of flagship cameras, including our cloud connected HERO10 Black, HERO9 Black, HERO8 Black and MAX cameras. Our HERO10 Black, HERO9 Black, HERO8 Black, and MAX cameras are durable, waterproof (without a housing), come with select mounting accessories, and have built-in Wi-Fi and Bluetooth technology, that provide connectivity with a mobile device to enable remote control, content viewing, editing and sharing functionality. Our HERO10 Black camera offers 5.3K video at 60 frames per second, HERO9 Black camera offers 5K video at 30 frames per second, and HERO8 Black camera can shoot video in 4K at 60 frames per second. MAX captures video in 360-degrees at 6K resolution and stitches to 5.6K. All of our current cameras feature multi-language voice and contextual control, image stabilization, a simplified user experience, and the ability to auto-upload photos and videos for GoPro subscription members via Wi-Fi for easy access and editing with our app. HERO10 Black, HERO9 Black, HERO8 Black and MAX also feature GPS and additional sensors that capture location, elevation, speed and G-force loads. In June 2021, we announced Open GoPro, an open API initiative that makes it easy for third-party developers to integrate HERO9 and newer cameras into their own development efforts.
Mounts and accessories. We offer a wide range of mounts and accessories, either bundled with a camera or sold separately, that enhance the functionality and versatility of our products, and enable our consumers to capture their experiences during a variety of activities or moments from different viewpoints. We also produce and sell camera attachments that we call Mods, which allow users to transform their HERO10, HERO9 or HERO8 Black cameras into a production powerhouse. The Media Mod provides an integrated directional microphone, the Light Mod illuminates a scene and the Display Mod allows users to perfectly frame themselves during self-capture. In addition, we offer a Max Lens Mod that brings Max HyperSmooth video stabilization and Max SuperView’s ultra-wide-angle photo and video to the HERO10 and HERO9 Black cameras. Other equipment-based mounts include helmet, handlebar, roll bar and tripod mounts. Our 3-way mount is a 3-in-1 mount that can be used as a camera grip, extension arm or tripod, and our floating mounts such as the Handler, and Bite Mount + Floaty, allow our cameras to float in water. We also enable consumers to wear mounts on their bodies with the use of our magnetic swivel clip, wrist housing, chest harness and head strap. Additionally, we offer spare batteries, dive filters and charging accessories and cables to connect our GoPro cameras to computers, laptops and television monitors. Our accessories expand the features, versatility and convenience of our cameras.
Lifestyle Gear. We offer a lifestyle gear lineup that melds our signature design and versatility across an exciting and ultra-functional line of bags, backpacks and cases. We also offer exclusive line of t-shirts, hats and other soft goods that capture the spirit of the brand.
Applications. We offer mobile and web applications that provide a complete media workflow for archiving, editing, multi-clip story creation and sharing content on the fly. In March 2021, we began offering the Quik app, which makes it easy for users to get the most out of their favorite photos and videos no matter which phone or camera is used to capture the footage. We believe the Quik app and the Quik subscription are important steps in expanding our total addressable market to those who value organizing the visual moments of their lives. Quik users can conveniently share their favorite photos or videos via the Quik app where those special “keeper” photos or videos will be added to a private “Mural” feed. Quik also features a suite of powerful yet simple editing tools which allows users to edit photos or videos themselves.
Services. Our GoPro subscription service offers a range of benefits to our consumers, including a camera protection plan and a platform that enables subscribers to easily access, edit and share content. The GoPro subscription also includes unlimited cloud storage supporting original source video and photo quality, access to a high-quality live streaming service on GoPro.com, as well as discounts on GoPro cameras, lifestyle gear, mounts and accessories. Our HERO5 Black and newer cameras can automatically upload photos and videos to a subscriber’s GoPro account at the highest possible quality, while HERO7 Black and newer cameras can access our live-streaming service. We had approximately 1.6 million subscribers as of December 31, 2021, representing 107% growth year-over-year.

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
Research and development
We are passionate about developing new and innovative products that inspire our consumers and enhance our brand. We are constantly innovating to deliver better performance, expanded functionality and increased convenience to enhance the appeal of our products. We strive to remain a market leader by consistently introducing innovative products, software and services that offer optimal performance.
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
Manufacturing, logistics and fulfillment
Our products are designed and developed in the United States, France, China and Romania, and a majority of our manufacturing is outsourced to contract manufacturers located in China, Mexico and Thailand. We believe that using outsourced manufacturing enables greater scale and flexibility than establishing our own manufacturing facilities. Several key strategic parts are purchased from suppliers by us and then consigned to our manufacturers, while the vast majority of parts are procured directly by our contract manufacturers. Our strategic commodities team manages the pricing and supply of the key components of our cameras, including digital signal processors, sensors and lenses, and we leverage their expertise to achieve competitive pricing on the largest value-add components and leverage our contract manufacturers’ volume purchases for best pricing on common parts.
We have third-party facilities in China, Mexico and Thailand for final pack-out of our finished products. These finished products are shipped to fulfillment centers in the United States, as well as Hong Kong, Netherlands and Singapore that deliver our products to our customers.

Sales channels and customers
We offer our products in retail outlets as well as in over 90 countries through our direct sales channel, including GoPro.com, and indirectly through retailers and distributors. In 2021 and 2020, GoPro.com revenue represented 34% and 32% of our revenue, respectively, and retail accounted for 66% and 68% of our revenue, respectively.
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
GoPro.com. We sell our full line of products to consumers worldwide through our online store at GoPro.com, which we market through online and offline advertising. GoPro.com revenue represented 34% and 32% of our revenue for 2021 and 2020, respectively, and 12% of our total revenue for 2019.
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
In-store merchandising
Our in-store merchandising strategy focuses on our iconic GoPro-branded, video-enabled point of purchase (POP) merchandising displays located in nearly all retail outlets where our products are sold. These displays showcase GoPro videos and present our product ecosystem in a customer-friendly manner. Our larger retailers help us represent a broader range of GoPro products due to their in-store deployment of our larger and custom POP displays. As of December 31, 2021 and 2020, we had approximately 23,000 and 22,000 POP displays, respectively, in retail outlets worldwide.
Marketing and advertising
Our marketing and advertising programs are focused on engaging consumers by exposing them to compelling GoPro content and educating them about new hardware features, as well as the power of our solutions for software editing (mobile and web applications) and content management. We believe this approach enhances our brand while demonstrating the performance, durability and versatility of our products. Our marketing and advertising efforts span a wide range of consumer interests and leverage both traditional consumer marketing and lifestyle marketing strategies.

Consumer marketing. Social media plays an important role in our consumer marketing strategy. Our consumers capture and share personal GoPro content on social media and content sharing platforms like Facebook, Instagram, TikTok, Twitter, Vimeo and YouTube. At the end of 2021, we reached a total of 47.9 million lifetime followers. To date, we have reached over 11.2 billion views of content tagged #GoPro on TikTok and more than 3.6 billion views on GoPro’s YouTube channel. We also integrate user-generated content and GoPro originally produced content into advertising campaigns across various platforms including print, online, billboards and other out-of-home advertising, and at consumer and trade facing events. This content also supports our in-store channel marketing efforts, appearing on our POP displays and other in-store marketing materials. We continue to believe GoPro content remains a significant asset that builds awareness for our brand and products.
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
We compete against established, well-known camera manufacturers such as Canon Inc. and Nikon Corporation, as well as large, diversified electronics companies such as, Samsung Electronics Co. and Sony Corporation and specialty companies such as Garmin Ltd., the Ricoh Company, Ltd., Shenzhen Arashi Vision Co., Ltd. and SZ DJI Technology Co., Ltd. We believe we compete favorably with these companies’ products. Our durable and versatile product design facilitates increased functionality and wearability, and we offer a variety of mounts and other accessories that enable a wide range of consumer use cases that are difficult for other competing products to address. Further, we offer many professional-grade features within our camera and 360-degree camera product offerings at attractive consumer price points, including our HyperSmooth 4.0 which is our most advanced stabilization ever and includes in-camera horizon leveling that keeps shots smooth and level, and for our 360 experience, MAX SuperView and PowerPano. MAX SuperView provides the widest view ever from a GoPro camera while PowerPano allows users to capture a 6.2mp, 270-degree panoramic photo with the push of one button and creates an artifact-free shot of action or movement. We also provide users with a suite of free mobile and desktop applications that enhance the overall GoPro experience. Moreover, we believe we have achieved significant brand recognition in our target vertical markets. We believe our years of experience working with active and influential consumers contributes to our ability to develop attractive products and establishes the authenticity of our brand, thereby differentiating us from current and potential competitors.
Smartphones and tablets with photo and video functionality have significantly displaced the market for traditional camera sales, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our Quik app and GoPro subscription service may not be as compelling a solution as those offered by other companies, such as Apple, Inc. and Google, although the Quik app supports content from other platforms including content from iOS and Android. Also, it is possible that, in the future, the manufacturers of such devices, such as Apple, Google and Samsung, may continue to design their products for use in a range of conditions, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours. In addition, new companies may emerge and offer competitive products directly in our category.

Intellectual property
Intellectual property is an important aspect of our business, and our practice is to seek protection for our intellectual property as appropriate. Our trademarks, including “GOPRO,” “HERO” and the GoPro logos, among others, are a critical component of the value of our business. In addition, we hold many issued and pending utility and design patents for innovations that help our consumers capture, create and share their content using our cameras, mounts, accessories and software. Our patents cover areas that include physical structures, image processing, operational firmware and software, post-processing software, distribution software, mount and accessory structures, as well as the ornamental aspects of our hardware and software products. As of December 31, 2021, we had approximately 1,046 issued patents and 398 patent applications pending in the United States, and 626 corresponding issued patents and 86 patent applications pending in foreign jurisdictions. Our issued United States patents will expire approximately between 2024 and 2041 and our issued foreign patents will expire approximately between 2024 and 2046. We cannot be certain that our patent applications will be issued or that any issued patents will provide us with any competitive advantage or will not be challenged by third parties. We continually review our development efforts to assess our innovations, including their patentability. We take active measures to protect our intellectual property against unauthorized third-party use, including misuse of our patents, copyrights, trademarks and other proprietary rights.
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
Human capital
We are continually investing in the engagement and retention of our global workforce by creating an inclusive workplace, providing market-competitive benefits to support our employees’ health and well-being, and fostering a learning environment in support of their growth and development. As of December 31, 2021, we employed 766 people.
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
Our cumulative GAAP income from the past three years may not be sustainable in future periods. We may not be able to achieve our forecast, sustain revenue growth or profitability, and our operating results may fluctuate unpredictably. For example, our annual revenue showed significant growth from 2020 to 2021 from $891.9 million to $1.16 billion, respectively. In 2020, annual revenue of $891.9 million was negatively impacted by COVID-19. In addition, we incurred operating income of $113.2 million and operating losses of $36.8 million, $2.3 million, and $94.0 million for the full year in 2021, 2020, 2019, and 2018, respectively. In future periods, we could experience declines in revenue, or revenue could remain flat or grow more slowly than we expect, which could have a material negative effect on our future operating results.
Lower levels of revenue or higher levels of operating expense in future periods may result in losses or limited profitability. We may experience such lower levels of revenue or higher levels of operating expenses for a variety of reasons, including, among other factors: investments in product innovation, advertising and marketing; increasing freight rates; shipping delays; increased supply chain costs; or failure to maintain higher average sales pricing for our cameras.
Additionally, since the fourth quarter of 2016, we implemented four company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, in order to focus our resources on cameras, accessories, software and subscription services. We may not realize further or sustain cost savings from these previous actions. We may continue to experience fluctuating revenue, expenses and profitability for a number of reasons, including other risks described in this 2021 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Our goal to grow revenue and be profitable relies upon our ability to grow our direct-to-consumer sales mix and grow our subscriptions. If we do not effectively grow our direct-to-consumer revenue and subscriptions, our results of operations and profitability could be harmed.
Our ability to grow revenue and be profitable relies on several factors, including but not limited to, our ability to successfully implement certain strategic go to market initiatives. For example, some of our key strategic initiatives are to expand our direct-to-consumer sales through GoPro.com, expand our software and subscription services, and continue to work with key retail partners and distributors globally.
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
We have converted portions of our distributors’ business into direct sales and believe growing sales directly to our consumers will allow us to provide a best-in-class experience for online purchases. As we continue to convert distribution to direct sales, we might not be successful in that transition. Additionally, any reduction in sales or decreases in revenue by our current distributors and retailers or loss of key distributors or retailers could adversely affect our revenue, operating results and financial condition.
We depend on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores and acquiesce to our policies and to effectively sell our products. We continue to look for opportunities to optimize our retail channel. Based on our strategic initiative to increase our direct-to-consumer sales through GoPro.com, our retailers may decide not to adequately display our products, choose to reduce the space for our products and POP displays in their stores, or choose not to carry some or all of our products or promote competitors’ products over ours and as a result, our sales could decrease and impact our plan to become more profitable.
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
We rely on third-party suppliers, some of which are sole-source suppliers, to provide components for our products which may lead to supply shortages and other services, long lead times for components, and supply changes, any of which could disrupt our supply chain and may increase our costs.
Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. We do not have internal manufacturing capabilities and rely on several contract manufacturers, located primarily in China to manufacture our products and all of the components that go into the manufacturing of our cameras and accessories are sourced from third-party suppliers. We do not control our contract manufacturers or suppliers, including their labor, environmental or other practices.
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
We also rely on third-party distribution facilities and logistics operators for substantially all of our product distribution to distributors, retailers, and to consumers. Our distribution facilities include computer controlled and automated equipment, which means their operations may be vulnerable to computer viruses or other security risks, the proper operation of software and hardware, electronic or power interruptions or other system failures.
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
In particular, for our camera designs, we incorporate system on chips, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique performance profiles, and, as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 system on chip in MAX as well as our HERO9 and HERO8 Black cameras and the GP2 system on chip in our HERO10 Black camera and rely on a single supplier as the primary supplier of our system on chips.
Additionally, we host our software applications and firmware upgrades for our cameras using Amazon Web Services (AWS). A prolonged AWS service disruption affecting our subscription products would negatively impact our ability to serve our consumers and could damage our reputation with current and potential consumers, expose us to liability, cause us to lose consumers, or otherwise harm our business. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we use, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to the GoPro or Quik subscriptions as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure service provider, which could materially adversely affect our business, results of operations and financial condition.
If we do not successfully coordinate or if we encounter issues with our manufacturers, suppliers, or supply chain, business, brand, and results of operations could be harmed and we could lose sales.
Our business requires us to coordinate the manufacture and distribution of our products. The continued COVID-19 pandemic has resulted in industry-wide global supply chain challenges, including manufacturing, transportation and logistics. If we do not successfully coordinate with our service providers, we may have insufficient supply of products to meet customer demand, we could lose sales, incur additional costs, and our financial performance may be adversely affected.
The effect of seasonal demand fluctuations on supply chains, transportation costs, fuel costs, labor unrest, natural disasters, regional or global pandemics, and other adverse effects on our ability, timing and cost of delivering products can increase our inventory, decrease our margins, adversely affect our relations with distributors and other customers and otherwise adversely affect our results of operations and financial condition.
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

As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including disruptions or delays in supply chain. During the course of the COVID-19 pandemic and as a result of governmental responses to the COVID-19 pandemic among other macro-economic factors, certain of our suppliers and manufacturers have experienced disruptions, resulting in supply shortages and costs increases, and similar disruptions could occur in the future. Any increases in the costs of goods and services for our business may also adversely affect our profit margins particularly if we are unable to achieve higher price increases or otherwise increase cost or operational efficiencies to offset the higher costs.
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
As a result of the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to focus more on direct-to-consumer sales through GoPro.com, and implemented a restructuring plan in April 2020 (the “2020 Restructuring Plan”) to realign our workforce to areas of growth combined with certain cost saving measures. The 2020 Restructuring Plan reduced our operating expenses in 2020 as a result of a 20% reduction of our global workforce and the consolidation of certain leased office facilities. Continued execution of the 2020 Restructuring Plan may not achieve continued savings into 2021 and beyond.
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
The global COVID-19 pandemic continues to evolve. Certain jurisdictions have begun re-opening only to return to restrictions due to increases in new COVID-19 cases and the emergence of new variant strains of COVID-19. Even in areas where “stay-at-home” restrictions have been lifted and the number of cases of COVID-19 has declined, many individuals remain cautious about resuming activities. Additionally, the emergence of new variant strains of COVID-19 in regions that have reopened has led to, and may continue to lead to, in some areas, renewed government restrictions. The extent to which the COVID-19 pandemic may impact our business will depend on future developments that are highly uncertain, and therefore cannot be predicted with certainty.
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
We might experience changes in consumer demand, particularly if our users are restricted from participating in travel, adventure and sports activities that are often the subject of their use of our products and services and, as a result of the impacts on consumer discretionary spending resulting from the effect of the COVID-19 pandemic on the global economy. Both the health and economic aspects of the COVID-19 virus are highly fluid, and the future course of each is uncertain and subject to change.
If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.

Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2021, greater demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 34%, 40% and 44% of our 2021, 2020 and 2019 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue due to macroeconomic conditions, any impact on consumer spending due to COVID-19, product release patterns, a decline in the effectiveness of our promotional activities, product mix, charges incurred against new products to support promotional activities, pricing pressures, supply chain disruptions, shipping delays, or for any other reason, including the fact that some retail locations may not be open for consumers due to COVID-19 restrictions, could cause our annual results of operations to suffer significantly.
In addition, we typically experience lower revenue in the first half of the year as a percentage of total revenue for the year, as compared to second half revenue. First half revenue comprised 39%, 28% and 45% of our annual 2021, 2020 and 2019 revenue, respectively.
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
We may not be able to acquire and retain subscribers and cannot be certain that these efforts will be successful, and as a result, we may not be able to increase our total addressable market. We may not be able to expand our market through this strategy on a timely basis, or at all, or recognize the benefits of our investments in this strategy, and we may not be successful in providing tools that our users adopt or believe are easy to use, which will negatively affect our future growth.
Our growth also depends on expanding the market with new capture perspectives with our 360-degree camera, MAX, which is a resource-intensive initiative in a highly competitive market, and by adding versatility to our products with expansion mods for HERO9 Black and HERO10 Black. We cannot be assured that we will be successful in expanding the market with new capture perspectives or by adding new versatility to our products. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas.
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
The success of new product introductions, such as the HERO10 Black, depends on a number of factors including, but not limited to, timely and successful research and development of next generation systems, pricing, market and consumer acceptance, the ability to successfully identify and originate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction including testing of new parts and features.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications and other products and services. Our research and development expenses were $141.5 million, $131.6 million and $142.9 million for 2021, 2020 and 2019, respectively. We expect that our research and development expenses will continue to be substantial in 2021 as we develop innovative technologies. Unanticipated problems in developing products could also divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
Security and data breaches and cyberattacks could disrupt our web platform, products, services, internal operations, or information technology systems, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.
We are increasingly dependent on information systems to process transactions, manage our supply chain and inventory, ship goods on a timely basis, maintain cost-efficient operations, complete timely and accurate financial reporting, operate GoPro.com and respond to customer inquiries.
Our products, services and operating systems may contain unknown security vulnerabilities. For example, the firmware and software that are installed on our products may be susceptible to hacking or misuse, or we may experience disruptions to our GoPro.com platform. In addition, we offer a comprehensive online cloud management service through our GoPro subscription. If malicious actors compromise our products and services, including without limitation hacking or breach of such products and services, our business and our reputation will be harmed.
In the ordinary course of our business, we electronically maintain sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and personally identifiable information of our customers and employees. We store and collect user data uploaded by users through the GoPro subscription and the Quik app and through certain marketing activities. For all of the foregoing, we collect and store that information in our or our third-party providers’ electronic systems. These systems may be targets of attacks, such as viruses, malware or phishing attempts by cyber criminals or other wrongdoers seeking to steal our users’ content or data, or our customer’s information for financial gain or to harm our business operations or reputation.
Any security breach, unauthorized access or usage, virus or similar breach or disruption of our systems, including web hosting services, billing and payment processing, or software could result in the loss of confidential information, costly investigations, remediation efforts and costly notification to affected consumers. If such content were accessed by unauthorized third parties or deleted inadvertently by us or third parties, our brand and reputation could be adversely affected. Cyberattacks could also adversely affect our operating results, consume internal resources and result in litigation or potential liability for us and otherwise harm our business and our reputation.
While we maintain industry standard cybersecurity insurance, our insurance may be insufficient for a particular incident or may not cover all liabilities incurred by any such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, litigation to pursue claims under our insurance policies or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, reputation, operating results and financial condition. The increase in remote working due to the COVID-19 pandemic may also result in heightened risks related to consumer privacy, network security and fraud. System disruptions, failures and slowdowns, whether caused by cyberattacks, update failures or other causes, could affect our financial systems and operations. This could cause delays in our supply chain or cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of merchandise to our stores and customers or lost sales, especially if the disruption or slowdown occurred during our seasonally strong fourth quarter.
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
We depend on key personnel and qualified personnel to operate our business. If we are unable to attract, engage and retain qualified personnel, our ability to develop, transform and successfully operate our business could be harmed.
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
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them including circumstances beyond our control, including increased wages due to inflation, increasing competition among employers in the prevailing labor market, and labor market constraints. We have limited control over these factors. Competition for qualified personnel is intense generally and particularly in the San Francisco Bay Area, where our headquarters are located. In particular, we compete with many other companies for skilled positions and we may not be successful in attracting and retaining the professionals we need. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources to do so.
We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Additionally, the shift to a work from home environment may impact our ability to attract and retain our highly skilled employees.
Further, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during 2021, our closing stock price ranged from a high of $13.54 to a low of $7.45, which occurred in the first quarter. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
Our gross margin can vary significantly depending on multiple factors, which can result in unanticipated fluctuations in our operating results.
Our gross margin can vary due to consumer demand, competition, product pricing, product lifecycle, product mix, new product introductions, GoPro.com sales mix, subscription activation, renewals, and cancellations, commodity costs, supply chain, logistics costs and shipping costs, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. For example, our gross margin was 41.1%, 35.3% and 34.6% for 2021, 2020 and 2019, respectively. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if cancellation rates for GoPro subscriptions is higher than expected, or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.

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
The impact of these factors on gross margin can create unanticipated fluctuations in our operating results, which may cause volatility in the price of our shares.
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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2020 and 2019 and, as of December 31, 2021, we had an accumulated deficit of $279.3 million. Beginning in the fourth quarter of 2016 through the second quarter of 2020, we implemented four global reductions-in-force and other restructuring actions to reduce our operating expenses. We may not realize the cost savings expected from cost reduction actions.
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
Our international operations account for a significant portion of our revenue and operating expenses and are subject to challenges and risks.
Revenue from outside the United States comprised 55%, 52% and 64% of our revenue in 2021, 2020 and 2019, respectively, and we expect international revenue to continue to be significant in the future. Further, we currently have foreign operations in Australia, China, France, Germany, Hong Kong, Japan, Netherlands, Philippines, Romania, United Kingdom and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:
•difficulties in staffing and managing foreign operations;
•burdens of complying with a wide variety of laws and regulations, including environmental, packaging and labeling;
•delays or disruptions in our supply chain;
•adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;
•changes to the taxation of undistributed foreign earnings;
•the effect of foreign currency exchange rates and interest rates, including any fluctuations caused by uncertainties relating to Brexit, inflation or the strengthening of the U.S. dollar;
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
Our ten largest third-party customers, measured by the revenue we derive from them, accounted for 46%, 44% and 42% of our revenue in 2021, 2020 and 2019, respectively. One retailer accounted for 11%, 10% and 11% of our revenue for 2021, 2020 and 2019, respectively. The loss of a small number of our large customers, or the reduction in business with one or more of our large customers, could have a significant adverse effect on our operating results. In addition, we may choose to temporarily or permanently stop shipping product to customers who do not follow the policies and guidelines in our sales agreements, which could have a material negative effect on our revenues and operating results. Our sales agreements with these large customers do not require them to purchase any meaningful amount of our products annually and we grant limited rights to return product to some of these large customers.
Our success depends on our ability to maintain the value and reputation of our brand.
Our success depends on the value and reputation of our brand, including our primary trademarks “GOPRO,” “HERO,” and the GoPro logos. The GoPro brand is integral to the growth of our business and expansion into new markets. Maintaining, promoting and positioning our brand will largely depend on the success of our marketing and merchandising efforts, including through establishing relationships with high profile sporting and entertainment events, venues, sports leagues and sports associations, athletes and celebrity personalities, our ability to provide consistent, high quality products and services, and our consumers’ satisfaction with the technical support and software updates we provide. Failure to grow and maintain our brand or negative publicity related to our products, our consumers’ user-generated content, the athletes we sponsor, the celebrities we are associated with, or the labor policies of any of our suppliers or manufacturers could adversely affect our brand, business and operating results. Maintaining and enhancing our brand also requires substantial financial investments, although there is no guarantee that these investments will increase sales of our products or positively affect our operating results
Consumers may be injured while engaging in activities with our products, and we may be exposed to claims, or regulations could be imposed, which could adversely affect our brand, operating results and financial condition.
Consumers use our cameras, and their associated mounts and accessories to self-capture their participation in a wide variety of physical activities, including extreme sports, which in many cases carry the risk of significant injury or death. We may be subject to claims that users have been injured or harmed by or while using our products, including false claims or erroneous reports relating to safety, security or privacy issues. Although we maintain insurance to help protect us from the risk of such claims, such insurance may not be sufficient or may not apply to all situations. Similarly, proprietors of establishments at which consumers engage in challenging physical activities could seek to ban the use of our products in their facilities to limit their own liability. In addition, if lawmakers or governmental agencies were to determine that the use of our products increased the risk of injury or harm to all or a subset of our users or should otherwise be restricted to protect consumers, they may pass laws or adopt regulations that limit the use of our products or increase our liability associated with the use of our products. Any of these events could adversely affect our brand, operating results and financial condition.
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
Risks related to our intellectual property and technology licenses
Our intellectual property and proprietary rights may not adequately protect our products and services, and our business may suffer, if third parties infringe our rights.
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
We have been, and in the future may be, sued by third parties for alleged infringement of their intellectual property and proprietary rights.
Third parties, including competitors and non-practicing entities, have brought intellectual property infringement claims against us, including the matter described in Note 9 Commitments, contingencies and guarantees to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. While we will defend ourselves vigorously against any such existing and future legal proceedings, we may not prevail against all such allegations, including the matter described in Note 9 Commitments, contingencies and guarantees to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. We may seek licenses from third parties where appropriate, but they could refuse to grant us a license or demand commercially unreasonable terms. Further, an adverse ruling in an intellectual property infringement proceeding could force us to suspend or permanently cease the production or sale of products/services, face a temporary or permanent injunction, redesign our products/services, rebrand our products/services, pay significant settlement costs, pay third-party license fees or damage awards or give up some of our intellectual property. The occurrence of any of these events may materially and adversely affect our business, financial condition, operating results or cash flows.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. We expect that existing laws, regulations and standards may be interpreted differently in the future. For example, in November 2020, the California ballot initiative known as the Consumer Privacy Rights Act (CPRA) was passed. CPRA will come into effect in January 2023 (except for the CPRA’s right of access which will come into effect in January 2022), and will supersede the California Consumer Privacy Act (CCPA). Compliance with the new obligations imposed by the CPRA depends in part on how particular regulators interpret and apply them. If we fail to comply with the CCPA or CPRA or if regulators assert that we have failed to comply with the CCPA or CPRA, we may be subject to certain fines, sanctions, or other penalties, as well as litigation.
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
For example, in the EU, the General Data Protection Regulation (GDPR) imposes more stringent EU data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Compliance with the obligations imposed by the GDPR depends in part on how particular regulators interpret and apply them, which may require us to comply with varying, and at times conflicting, standards across the EU jurisdictions where we operate. If we fail to comply with the GDPR or if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to 4% of our worldwide annual revenue.
Among other requirements, the GDPR regulates transfers of personal data outside of the EU to countries that have not been found to provide adequate protection to personal data, including the United States, requiring that certain steps are taken to legitimize those transfers. We have undertaken certain efforts to conform transfers of personal data from the EU to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the European Economic Area, or EEA, particularly as a result of continued legal and legislative activity within the EU that has challenged or called into question the legal basis for existing means of data transfers to countries that have not been found to provide adequate protection for personal data.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through December 31, 2021. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes or in connection with the prepaid forward contract entered into in connection with our 2022 convertible senior notes, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been subject to past shareholder class action lawsuits as well as derivative lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Note 9 Commitments, contingencies and guarantees, in the Notes to Consolidated Financial Statements for a discussion on legal proceedings.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 67.3% of the voting power of our outstanding capital stock as of December 31, 2021 with Mr. Woodman, our Chairman and CEO, holding approximately 67.2% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
In addition, we cannot predict whether our dual class structure, combined with the concentrated control by Mr. Woodman, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers, including FTSE Russell and S&P Dow Jones, have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Because of our dual class structure, we may be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
Delaware law and provisions in our restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our Class A common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. In addition, our restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, or otherwise adversely affect the rights of the holders of our Class A and Class B common stock.

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
In April 2017, we completed an offering of $175.0 million aggregate principal amount of 3.50% convertible senior notes due 2022 (2022 Notes, together with the 2025 Notes, the Notes). We repurchased $50.0 million aggregate principal amount of the 2022 Notes in November 2020, and expect to repay the remaining principal amount of $125.0 million at maturity in April 2022.
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

Conversion of the Notes will, to the extent we deliver shares upon conversion of such Notes, dilute the ownership interest of existing stockholders, including holders who had previously converted their Notes, or may otherwise depress our stock price or may adversely affect our financial condition.
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
Under current GAAP, an entity must separately account for the debt component and the embedded conversion option of convertible debt instruments that may be settled entirely or partially in cash upon conversion, such as the Notes we are offering, in a manner that reflects the issuer’s economic interest cost. The effect of the accounting treatment for such instruments is that the value of such embedded conversion option would be treated as original issue discount for purposes of accounting for the debt component of the Notes, and that original issue discount is amortized into interest expense over the term of the Notes using an effective yield method. As a result, we will be required to record a greater amount of non-cash interest expense because of the amortization of the original issue discount to the Notes’ face amount over the term of the Notes and because of the amortization of the debt issuance costs.
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
The FASB issued an accounting standard update to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which would negatively affect diluted earnings per share. The expected impact from the “if converted” method would add 26 million shares to the diluted share count, which will be reduced by approximately 12 million shares after the repayment of the 2022 Notes in April 2022. This accounting standard update will be adopted by us beginning January 1, 2022.
In addition, if the conditional conversion feature of the Notes is triggered, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The Capped Call transactions may affect the value of the 2025 Notes and our Class A Common Stock and we are subject to counterparty risk with respect to Capped Call transactions.
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
Additionally, we will be subject to the risk that the capped call counterparties might default under the Capped Calls. Our exposure to the credit risk of the capped call counterparties is not secured by any collateral. Global economic conditions have in the recent past resulted in, and may again result in, the actual or perceived failure or financial difficulties of many financial institutions. If the capped call counterparties become subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with the capped call counterparties. Our exposure will depend on many factors, but, generally, an increase in our exposure will be correlated to an increase in the market price of our Class A common stock. In addition, upon a default by the capped call counterparties, we may suffer more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of the capped call counterparties to the Capped Calls.
General Risk Factors
An economic downturn or economic uncertainty in our key United States and international markets, as well as inflation or fluctuations in currency exchange rates may adversely affect consumer discretionary spending and demand for our products.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the 2021 Annual Report in the section titled Management's Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), the fair value of our convertible senior notes, and income taxes.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2021, we leased office facilities around the world totaling approximately 330,000 square feet, including approximately 201,000 square feet for our corporate headquarters in San Mateo, California. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable, commercially reasonable terms. See Note 9 Commitments, contingencies and guarantees, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3. Legal Proceedings
Refer to Legal proceedings and investigations included in Part II, Item 8, Note 9 Commitments, contingencies and guarantees, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2021

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information. Our Class A common stock is listed on The Nasdaq Global Select Market under the symbol “GPRO.” Our Class B common stock is not listed nor traded on any stock exchange.
Holders. As of January 31, 2022, there were 254 holders of record of our Class A common stock and 25 holders of record of our Class B common stock.
Dividends. We have not declared or paid any cash dividends on our capital stock and do not currently intend to pay any cash dividends on our Class A or Class B common stock in the foreseeable future.

Performance graph. The graph below compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the S&P 500 Consumer Durables Index. The graph assumes $100 was invested (with reinvestment of all dividends, as applicable) at the close of market on December 31, 2016 in the Class A common stock of GoPro, Inc., the S&P 500 Index and the S&P 500 Consumer Durables Index, and its relative performance is tracked through December 31, 2021. Note that historic stock price performance is not intended to be indicative of future stock price performance.

Comparison of 60 month cumulative total return
Among GoPro, Inc., S&P 500 Index and S&P 500 Consumer Durable Index

$250
$200
$150
$100
$50
$0
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
GoPro
S&P 500
S&P 500 Consumer Durable Index

Sales of unregistered securities. During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended.
Issuer purchases of equity securities.
No shares of our Class A or Class B common stock were purchased during the fourth quarter of 2021.

Item 6. Reserved

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
•Results of Operations. Analysis of our financial results comparing 2021 to 2020 is presented below. An analysis of our financial results comparing 2020 to 2019 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 12, 2021, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at https://investor.gopro.com.
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
In the Fall of 2021, we began shipping our HERO10 Black flagship camera that features our new high-performance GP2 processor, which delivers blistering video frame rates. The camera's highest video resolution of 5.3K at 60 frames per second delivers 91% more pixel resolution than 4K at 30 frames per second and 665% more pixel resolution than 1080p HD at an impressive 60 frames per second, allowing for fluid playback and 2X slow motion. 4K video can be captured at 120 frames per second (4X slow motion) and 2.7K video can be captured at 240 frames per second (8X slow motion). The new GP2 processor also enables HyperSmooth 4.0 video stabilization, ensuring that HERO10 Black smooths out even the most shake-ladened experiences. HERO10 Black's in-camera horizon leveling feature benefits from an increased tilt limit of 45° in high-performance settings, making even the most chaotic video footage look professionally smooth and steady. The new GP2 processor combined with the ultra-high resolution 23.6MP sensor enables life-like image quality. In addition to 23 megapixel photos, HERO10 Black enables 19.6 megapixel video stills to be pulled from 5K 4:3 video at 30 frames per second and 15.8 megapixel video stills from 5.3K video at 60 frames per second, which is ideal for capturing

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
still images of sports and fast-paced activities. The HERO10 Black is also cloud connected while being charged and will automatically upload recently captured footage to the user’s GoPro cloud account. Additionally, the HERO10 Black continues to build off the noteworthy HERO9 Black features, including Power Tools, TimeWarp 3.0, front-facing and rear touch displays, and camera Mod compatibility. Our HERO10 Black, HERO9 Black, HERO8 Black and MAX cameras are compatible with our ecosystem of mountable and wearable accessories. We also sell our GoPro subscription, which includes unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro gear, mounts and accessories.
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
The COVID-19 pandemic is continuing to have widespread, rapidly evolving, and unpredictable impacts on global societies, economies, financial markets, supply chains and business practices. During the year ended December 31, 2021, sales improved compared to 2020 through both our e-commerce platform on GoPro.com as well as our retail channel in certain regions. In the first quarter of 2020, we closed all of our offices and required most of our employees to work remotely. These changes remained largely in effect in the fourth quarter of 2021. We expect our offices to remain closed at least through the second quarter of 2022. At this point, the duration and impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See Item 1A Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.
The following is a summary of measures presented in our consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

(units and dollars in thousands, except per share amounts)	Q4 2021	Q4 2020		% Change	FY 2021	FY 2020		% Change
Revenue	$391,149	$357,772		9%	$1,161,084	$891,925		30%
Camera units shipped (1)	1,033	1,108		(7)%	3,145	2,820		12%
Gross margin (2)	41.2%	38.0%	320	bps	41.1%	35.3%	580	bps
Operating expenses	$102,449	$80,728		27%	$363,889	$351,333		4%
Net income (loss)	$52,626	$44,413		18%	$371,171	$(66,783)		656%
Diluted net income (loss) per share	$0.32	$0.28		14%	$2.27	$(0.45)		604%
Cash provided by operations	$163,848	$106,253		54%	$229,153	$93,782		144%

Other financial information:
Adjusted EBITDA (3)	$71,571	$67,744		6%	$167,798	$43,200		288%
Non-GAAP net income (4)	$66,147	$61,064		8%	$146,068	$12,779		1,043%
Non-GAAP diluted net income per share	$0.41	$0.39		5%	$0.90	$0.08		1,025%
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
Full Year and Fourth quarter 2021 financial performance
Revenue was $1.16 billion for the full year 2021 compared to $891.9 million in 2020. The year-over-year improvement in revenue was driven by sales of our cameras at higher price points, which was positively impacted by a $50 increase in the manufacturer’s suggested retail price (MSRP) on our latest flagship camera from 2020 to 2021. In addition to sales of our cameras at higher price points, the year-over-year improvement in revenue was positively impacted by direct-to-consumer sales and subscriptions and services, as well as sales through our retail channel as stores began to reopen. Retail revenue for the full year 2021 was $769.0 million, an increase of 26% year-over-year from $609.4 million in 2020, driven by overall growth across all regions. Revenue from our retail channel represented 66.2% and 68.3% of total revenue for 2021 and 2020, respectively. The year-over-year improvement in revenue was also driven by our continued focus on direct-to-consumer sales through GoPro.com. GoPro.com revenue for the full year 2021 was $392.1 million, which was a 39% increase year-over-year from $282.6 million in 2020. GoPro.com revenue represented 33.8% and 31.7% of total revenue for 2021 and 2020, respectively. We shipped 3,145,000 camera units for the full year 2021, compared to 2,820,000 camera units for the full year 2020, representing a 12% camera unit growth year-over-year. Our average selling price, which is defined as total revenue divided by camera units shipped, for the full year 2021 was $369, or a 17% year-over-year increase, primarily due to 97% of our camera revenue mix being derived from cameras with a suggested retail price equal to or greater than $300, along with growth in GoPro subscribers. We had approximately 1.6 million GoPro subscribers as of December 31, 2021, or a 107% increase year-over-year. Subscription revenue for the full year 2021 was $52.9 million, or an increase of 131% year-over-year. The gross margin percentage for 2021 was 41.1%, up from 35.3% in 2020. The 580 bps year-over-year increase in gross margin was primarily driven by sales of cameras at higher price points, growth in direct-to-consumer sales, and growth in our high margin subscription revenue. Operating expenses for the full year 2021 were $363.9 million, a 4% increase year-over-year, primarily due to increases in personnel-related expenses and costs to support the growth of our direct-to-consumer business on GoPro.com. Net income for the full year 2021 was $371.2 million, an improvement of $437.9 million, when compared to a net loss of $66.8 million for the full year 2020. The full year 2021 benefitted from the release of our tax valuation allowances which contributed $284.6 million. Adjusted EBITDA for the full year 2021 was $167.8 million, or 15% of revenue compared to $43.2 million for the full year 2020, or 5% of revenue.
Revenue for the fourth quarter of 2021 was $391.1 million, or a 9% increase from the same period in 2020. The year-over-year increase was primarily driven by sales of our cameras at higher price points, which was positively impacted by a $50 increase in MSRP on our latest flagship camera from 2020 to 2021. In addition to sales of our cameras at higher price points, the year-over-year improvement in revenue was positively impacted by direct-to-consumer sales and subscriptions and services, and strong sales through our retail channel as stores began to reopen. Retail revenue for the fourth quarter of 2021 was $263.4 million, an increase of 9.1% year-over-year from $241.3 million during the same period in 2020, primarily driven by Europe. Revenue from our retail channel represented 67.3% and 67.5% of total revenue for the fourth quarter of 2021 and 2020, respectively. The year-over-year improvement in revenue was also driven by our continued focus on direct-to-consumer sales through GoPro.com. GoPro.com revenue for the fourth quarter of 2021 was $127.8 million, which was a 9.8% increase year-over-year from $116.4 million during the same period in 2020. GoPro.com revenue represented 32.7% and 32.5% of total revenue for the fourth quarter of 2021 and 2020, respectively. Our average selling price, which is defined as total revenue divided by camera units shipped, for the fourth quarter of 2021 was $379, or a 17.2% increase from the same period in 2020, primarily due to 100% of our camera revenue mix being derived from cameras with a suggested retail price equal to or greater than $300 and growth in GoPro subscribers. We shipped 1,033,000 camera units during the fourth quarter of 2021, compared to 1,108,000 camera units for the same period in 2020, or a decline of 7% year-over-year. Subscription revenue for the fourth quarter of 2021 was $16.8 million, or an increase of 118% from the same period in 2020. The gross margin percentage for the fourth quarter of 2021 was 41.2%, up from 38.0% in the fourth quarter of 2020. The 320 bps increase in gross margin year-over-

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
year was primarily driven by sales of cameras at higher price points, growth in direct-to-consumer sales, and growth in our high margin subscription revenue. Operating expenses for the fourth quarter of 2021 were $102.4 million, a 27% increase year-over-year, primarily due to increases in personnel-related expenses, advertising expenses, and costs to support the growth of our direct-to-consumer business on GoPro.com. Net income for the fourth quarter of 2021 was $52.6 million, an 18.5% increase compared to net income of $44.4 million generated in the same period in 2020. Adjusted EBITDA for the fourth quarter of 2021 was a positive $71.6 million, compared to a positive $67.7 million for the same period in 2020.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We generated positive operating income for the year ended December 31, 2021, and we continue to make strategic decisions to create sustainable growth and profitability in our business. Prior to fiscal year 2021, we incurred operating losses during fiscal years 2020, 2019, and 2018. Our restructuring actions have significantly reduced our on-going operating expenses, resulting in a flatter, more efficient global organization that has allowed for improved communication and better alignment among our functional teams. Primarily as a result of the impact of the COVID-19 pandemic, we took additional restructuring actions in April 2020 to further reduce our operating expenses in marketing, sales, and general and administrative functions, and to reduce our global facility footprint. Operating expense reductions related to research and development were minor in order to protect our product roadmap and innovation. Additionally, in response to the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to reduce the number of distributors and retailers that we work with to focus more on direct-to-consumer sales through GoPro.com.
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
Improving Profitability. We believe that our continued focus on growing our direct-to-consumer sales and subscription services will accelerate our ability to become consistently profitable due to an improved margin structure and lower operating expenses to support this shift in channel, particularly in light of the impact of the COVID-19 pandemic. As a result of this shift toward direct sales, we believe we can become consistently profitable with lower overall unit sales. We continue to believe that international markets represent a significant opportunity to achieve continued profitability. While the total market for digital cameras has continued to decline as smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our integrated storytelling solutions, our continued innovation of product features desired by our users, and our brand, all help support our business from many of the negative trends facing this market. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. We will continue to leverage the brand recognition of our Company to increase our global presence through GoPro.com with the active promotion of our brand, the expansion of localized products in international markets with region-specific marketing, and a focus on the biggest investment opportunities.

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
Marketing the improved GoPro experience. We intend to focus our marketing resources to increase traffic to GoPro.com, improve the consumer experience on GoPro.com, and further improve brand recognition. Historically, our growth has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. Our goal of sustaining profitability depends on continuing to reach, expand and re-engage with this core user base in alignment with our strategic priorities. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
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
Sales and marketing. Our sales and marketing expense consists primarily of advertising and marketing promotions of our products and services, and personnel-related costs, including salaries, stock-based compensation and employee benefits. Sales and marketing expense also includes point of purchase (POP) display expenses and related amortization, sales commissions, webstore and subscription provider fees, trade show and event costs, sponsorship costs, consulting and contractor expenses, and allocated facilities, restructuring, including right-of-use asset impairment charges, depreciation and other supporting overhead expenses.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Year ended December 31,
(dollars in thousands)	2021		2020		2019
Revenue	$1,161,084	100%	$891,925	100%	$1,194,651	100%
Cost of revenue	683,979	59	577,411	65	781,862	65
Gross profit	477,105	41	314,514	35	412,789	35
Operating expenses:
Research and development	141,494	12	131,589	15	142,894	12
Sales and marketing	156,694	13	151,380	17	206,431	17
General and administrative	65,701	6	68,364	8	65,797	6
Total operating expenses	363,889	31	351,333	40	415,122	35
Operating income (loss)	113,216	10	(36,819)	(5)	(2,333)	—
Other income (expense):
Interest expense	(22,940)	(2)	(20,257)	(2)	(19,229)	(2)
Other income (expense), net	(176)	—	(4,881)	(1)	2,492	—
Total other expense, net	(23,116)	(2)	(25,138)	(3)	(16,737)	(2)
Income (loss) before income taxes	90,100	8	(61,957)	(8)	(19,070)	(2)
Income tax expense (benefit)	(281,071)	(24)	4,826	1	(4,428)	(1)
Net income (loss)	$371,171	32%	$(66,783)	(7)%	$(14,642)	(1)%

Revenue

(camera units and dollars in thousands, except average selling price)	Year ended December 31,			2021 vs 2020	2020 vs 2019
	2021	2020	2019	% Change	% Change
Camera units shipped	3,145	2,820	4,260	12%	(34)%

Average selling price	$369	$316	$280	17	13

Retail	$769,019	$609,368	$1,053,502	26	(42)
Percentage of revenue	66.2%	68.3%	88.2%
GoPro.com	$392,065	$282,557	$141,149	39	100
Percentage of revenue	33.8%	31.7%	11.8%
Total revenue	$1,161,084	$891,925	$1,194,651	30%	(25)%

Americas	$607,534	$483,331	$523,975	26%	(8)%
Percentage of revenue	52.2%	54.2%	43.9%
Europe, Middle East and Africa (EMEA)	$305,654	$218,670	$359,187	40	(39)
Percentage of revenue	26.3%	24.5%	30.0%
Asia and Pacific (APAC)	$247,896	$189,924	$311,489	31	(39)
Percentage of revenue	21.4%	21.3%	26.1%
Total revenue	$1,161,084	$891,925	$1,194,651	30%	(25)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
2021 Compared to 2020. Revenue was $1.16 billion for the full year 2021 compared to $891.9 million in 2020. The year-over-year improvement in revenue was driven by sales of our cameras at higher price points, which was positively impacted by a $50 increase in MSRP on our latest flagship camera from 2020 to 2021. In addition to sales of our cameras at higher price points, the year-over-year improvement in revenue was positively impacted by direct-to-consumer sales and subscriptions and services, as well as sales through our retail channel as stores began to reopen. Retail revenue for the full year 2021 was $769.0 million, an increase of 26% year-over-year from $609.4 million in 2020, driven by overall growth across all regions. Revenue from our retail channel represented 66.2% and 68.3% of total revenue for 2021 and 2020, respectively. The year-over-year improvement in revenue was also driven by our continued focus on direct-to-consumer sales through GoPro.com. GoPro.com revenue for the full year 2021 was $392.1 million, which was a 39% increase year-over-year from $282.6 million in 2020. GoPro.com revenue represented 33.8% and 31.7% of total revenue for 2021 and 2020, respectively. We shipped 3,145,000 camera units for the full year 2021, compared to 2,820,000 camera units for the full year 2020. Our average selling price, which is defined as total revenue divided by camera units shipped, for the full year 2021 was $369, or a 17% year-over-year increase, primarily due to 97% of our camera revenue mix being derived from cameras with a suggested retail price equal to or greater than $300, along with growth in GoPro subscribers. We had approximately 1.6 million GoPro subscribers as of December 31, 2021, or a 107% increase year-over-year. Subscription revenue for the full year 2021 was $52.9 million, or an increase of 131% year-over-year.
Cost of revenue and gross margin

	Year ended December 31,			2021 vs 2020	2020 vs 2019
(dollars in thousands)	2021	2020	2019	% Change	% Change
Cost of revenue	$680,963	$570,064	$772,088	19%	(26)%
Stock-based compensation	1,794	1,548	1,902	16	(19)
Acquisition-related costs	1,152	4,598	7,818	(75)	(41)
Restructuring costs	70	1,201	54	(94)	2,124
Total cost of revenue	$683,979	$577,411	$781,862	18%	(26)%
Gross margin	41.1%	35.3%	34.6%	580 bps	70 bps
2021 Compared to 2020. Gross margin of 41.1% in 2021 increased from 35.3% in 2020, or 580 bps, primarily due to camera sales at higher price points, 475 bps, increased margin contribution from subscriptions, 58 bps, and better leverage on fixed costs and operational expenses, 47 bps.
Research and development

	Year ended December 31,			2021 vs 2020	2020 vs 2019
(dollars in thousands)	2021	2020	2019	% Change	% Change
Research and development	$123,631	$110,112	$125,142	12%	(12)%
Stock-based compensation	17,263	13,415	17,167	29	(22)
Restructuring costs	600	8,062	585	(93)	1,278
Total research and development	$141,494	$131,589	$142,894	8%	(8)%
Percentage of revenue	12.2%	14.8%	12.0%
2021 Compared to 2020. The year-over-year increase of $9.9 million, or 8%, in total research and development expenses in 2021 compared to 2020 reflected a $13.6 million increase in cash-based personnel-related costs due to an increase in R&D headcount and a $3.8 million increase in stock-based compensation, partially offset by a $7.5 million decrease in restructuring costs.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Sales and marketing

	Year ended December 31,			2021 vs 2020	2020 vs 2019
(dollars in thousands)	2021	2020	2019	% Change	% Change
Sales and marketing	$148,288	$134,917	$198,074	10%	(32)%
Stock-based compensation	8,045	5,779	8,043	39	(28)
Restructuring costs	361	10,684	314	(97)	3,303
Total sales and marketing	$156,694	$151,380	$206,431	4%	(27)%
Percentage of revenue	13.5%	17.0%	17.3%
2021 Compared to 2020. The year-over-year increase of $5.3 million, or 4%, in total sales and marketing expenses in 2021 compared to 2020 reflected a $13.8 million increase in webstore and subscription provider fees, a $1.8 million increase in cash-based personnel-related costs and a $2.3 million increase in stock-based compensation, partially offset by a $10.3 million decrease in restructuring costs, and a $3.2 million decrease in allocated facilities, depreciation and other supporting overhead expenses.
General and administrative

	Year ended December 31,			2021 vs 2020	2020 vs 2019
(dollars in thousands)	2021	2020	2019	% Change	% Change
General and administrative	$53,958	$53,694	$55,220	—%	(3)%
Stock-based compensation	11,548	9,221	10,076	25	(8)
Restructuring costs	195	5,449	501	(96)	988
Total general and administrative	$65,701	$68,364	$65,797	(4)%	4%
Percentage of revenue	5.7%	7.7%	5.5%
2021 Compared to 2020. The year-over-year decrease of $2.7 million, or 4%, in total general and administrative expenses in 2021 compared to 2020 reflected a $5.3 million decrease in restructuring costs, a $3.6 million decrease in legal consulting fees, and a $2.4 million decrease in allocated facilities and other supporting overhead expenses, partially offset by a $5.9 million increase in cash-based personnel-related costs and $2.3 million increase in stock-based compensation.
Restructuring costs
Second quarter 2020 restructuring. On April 14, 2020, we approved a restructuring that provided for a reduction of our global workforce by approximately 20% and the consolidation of certain leased office facilities. Under the second quarter 2020 restructuring, we recorded restructuring charges of $29.0 million to date, including a $12.5 million right-of-use asset impairment primarily related to our headquarter campus, $7.4 million related to severance, and $9.1 million related to accelerated depreciation and other charges. The right-of-use asset impairment charge was recorded as a restructuring expense, primarily in the operating expense financial statement line items in the Consolidated Statements of Operations.
We ceased using a portion of our headquarters campus in the third quarter of 2020 as part of the second quarter 2020 restructuring. The unused portion of our headquarters campus has its own identifiable expenses and is not dependent on other parts of our business, and thus was considered its own asset group. As a result, we impaired a part of the carrying value of the related right-of-use asset to its estimated fair value using the discounted future cash flows method. The discounted future cash flows were based on future sublease rental rates, future sublease market conditions and a discount rate based on the weighted-average cost of capital. Based on the results of our assessment, we recognized a $12.3 million impairment. On October 2021, the Company entered into a fully executed and consented sublease agreement for this previously ceased-use portion of our headquarters campus. The sublease term will extend through December 2026.
First quarter 2017 restructuring. On March 15, 2017, we approved a restructuring that provided for a reduction of our workforce by approximately 17% and the consolidation of certain leased office facilities. Under the first quarter

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
2017 restructuring, we recorded restructuring charges of $23.5 million to date, including $10.3 million related to severance and $13.2 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring were substantially completed by the fourth quarter of 2017.
See Note 11 Restructuring charges, to the Notes to Consolidated Financial Statements.
Other income (expense)

	Year ended December 31,			2021 vs 2020	2020 vs 2019
(dollars in thousands)	2021	2020	2019	% Change	% Change
Interest expense	$(22,940)	$(20,257)	$(19,229)	13%	5%
Other income (expense), net	(176)	(4,881)	2,492	(96)	(296)
Total other expense, net	$(23,116)	$(25,138)	$(16,737)	(8)%	50%
2021 Compared to 2020. Total other expense, net, decreased $2.0 million in 2021 compared to 2020, primarily due to a $5.4 million loss on the partial extinguishment of our 2022 Notes in 2020 which did not occur in 2021, which was partially offset by a $3.8 million increase in non-cash interest expense related to the amortization of the debt discount of our 2022 and 2025 Notes.
Income taxes

	Year ended December 31,			2021 vs 2020	2020 vs 2019
(dollars in thousands)	2021	2020	2019	% Change	% Change
Income tax expense (benefit)	$(281,071)	$4,826	$(4,428)	(5,924)%	(209)%
We recorded an income tax benefit of $281.1 million for the year ended December 31, 2021, on a pre-tax net income of $90.1 million. Our income tax benefit for the year ended December 31, 2021, primarily resulted from a tax expense on pre-tax book income, offset by the income tax benefit from the full release of valuation allowances on United States federal and state deferred tax assets and the release of a portion of our uncertain tax positions as a result of a lapse of the statute of limitations in certain jurisdictions, as well as income tax benefits from stock-based compensation and federal and California research and development credits.
Our 2020 negative effective tax rate of 7.8% was primarily related to a significant benefit on pre-tax book losses, offset by the valuation allowance on United States federal and state deferred tax assets and by income taxes paid or accrued in profitable foreign jurisdictions (primarily wholly owned subsidiaries in Europe).
See Note 8 Income taxes, to the Notes to Consolidated Financial Statements for additional information.

Quarterly results of operations
The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarterly periods in the two-year period ended December 31, 2021.

	Three months ended
(dollars in thousands, except per share amounts)	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	March 31, 2021	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	March 31, 2020
Revenue	$391,149	$316,669	$249,586	$203,680	$357,772	$280,507	$134,246	$119,400
Gross profit	161,074	138,053	99,282	78,696	136,083	99,312	40,692	38,427
Operating expenses (1)	102,449	89,452	89,780	82,208	80,728	90,458	85,606	94,541
Net income (loss)	$52,626	$311,761	$16,952	$(10,168)	$44,413	$3,307	$(50,975)	$(63,528)

Net income (loss) per share:
Basic	$0.34	$2.01	$0.11	$(0.07)	$0.29	$0.02	$(0.34)	$(0.43)
Diluted	$0.32	$1.92	$0.10	$(0.07)	$0.28	$0.02	$(0.34)	$(0.43)
(1)    Included in operating expenses were restructuring charges of $13.7 million for the quarter ended September 30, 2020, and $11.0 million

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
for the quarter ended June 30, 2020.

Liquidity and Capital Resources
The following table presents selected financial information as of December 31, 2021 and December 31, 2020:

(dollars in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$401,087	$325,654
Marketable securities	137,830	—
Total cash, cash equivalents and marketable securities	$538,917	$325,654
Percentage of total assets	43%	42%
Our primary source of cash is receipts from sales of our products and services. Other sources of cash are from proceeds from the issuance of convertible notes, employee participation in the employee stock purchase plan, the exercise of employee stock options, tax refunds and facility subleases. The primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing and office rent, purchases of property and equipment, other costs of revenue, repurchases of convertible notes, interest, and taxes.
Our liquidity position has historically been impacted by seasonality, which is primarily driven by higher revenues during the second half of the year as compared to the first half. Net cash provided by operating activities during the second half of 2021 and 2020 was $231.5 million and $205.8 million, respectively, which represents more than 100% of the total cash provided by operating activities for each respective year.
As of December 31, 2021, our cash, cash equivalents and marketable securities totaled $538.9 million, a $211.3 million increase from 2020. Our cash, net of the outstanding principal balance of the 2022 and 2025 Notes, as of December 31, 2021 was $270.1 million. The overall cash provided by operating activities of $229.2 million for the year ended December 31, 2021 was attributable to net income of $371.2 million, net cash inflows from changes in our working capital of $61.3 million, net cash inflows from other non-cash expenses of $70.2 million, partially offset by a non-cash tax benefit of $273.5 million. The non-cash tax benefit of $273.5 million was primarily related to the release of tax valuation allowances against deferred tax assets that we consider is more likely than not to be realized against future income. Working capital changes during the year ended December 31, 2021, of $61.3 million was the result of a decrease in inventory of $11.5 million, an increase in accounts payable and other liabilities of $56.3 million, and an increase in deferred revenue of $19.2 million, partially offset by an increase in accounts receivable of $8.1 million and an increase in prepaid expenses and other assets of $17.5 million. As of December 31, 2021, $11.5 million of cash was held by our foreign subsidiaries.
Convertible Notes
In April 2017, we issued $175.0 million aggregate principal amount of the 2022 Notes in a private placement to purchasers for resale to qualified institutional buyers. The 2022 Notes mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. The 2022 Notes are convertible into cash, shares of the Class A common stock, or a combination thereof, at our election, at an initial conversion rate of 94.0071 shares of common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. We pay interest on the 2022 Notes semi-annually, which has historically been due on April 15 and October 15 of each year. We have one interest payment remaining, which will be due on April 15, 2022. Proceeds received from the issuance of the 2022 Notes are allocated between a liability component (short-term debt) and an equity component (additional paid-in capital). The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.
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
In November 2020, in connection with the offering of the 2025 Notes, we repurchased $50.0 million of aggregate principal amount of the April 2022 Notes reducing the amount owed on the 2022 Notes to $125 million.
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
The following table summarizes our contractual obligations related to the 2022 and 2025 Convertible Notes as of December 31, 2021 and the expected timing of those payments:

(in thousands)	Total	Next 12 Months	Beyond 12 Months
Short-term and Long-term debt (1)	$278,125	$128,984	$149,141
Total contractual cash obligations	$278,125	$128,984	$149,141
(1) Our convertible senior notes are due in April 2022 and November 2025. The balances include accrued and unpaid interest as of December 31, 2021. Refer to Note 4 Financing arrangements, for additional discussion regarding our 2022 and 2025 Notes.
Other Contractual Commitments
In the ordinary course of business, we enter into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of our marketing efforts; software licenses related to our financial and IT systems; operating lease arrangements to support our operations in the US and international locations; and various other contractual commitments. The following table summarizes our other contractual obligations as of December 31, 2021, and the expected timing of those payments:

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in thousands)	Total	Next 12 Months	Beyond 12 Months
Operating lease obligations (1)	$61,394	$12,727	$48,667
Sponsorship commitments	1,059	960	99
Other contractual commitments	65,484	27,052	38,432
Total contractual cash obligations	$127,937	$40,739	$87,198
(1) Operating lease obligations exclude cash inflows from existing contractual facility subleases thru the end of 2026 as of December 31, 2021.
See Note 9 Commitments, contingencies and guarantees, for a discussion regarding facility leases and other contractual commitments in the Notes to Consolidated Financial Statements.
Liquidity
Based on our most current projections, we believe that our cash, cash equivalents, marketable securities and amounts available under our credit facility, will be sufficient to address our working capital needs, capital expenditures, outstanding commitments and other liquidity requirements for at least one year from the issuance of these financial statements.
•The $125.0 million aggregate principal amount of the 2022 Notes matures on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. We intend to deliver cash up to the principal amount of the 2022 Notes.
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
In January 2022, our board of directors authorized the repurchase of up to $100 million of its Class A common stock. Share repurchases under the program may be made from time-to-time through open market purchases, block trades or otherwise in compliance with all federal and state securities laws and state corporate law and in accordance with the single broker, timing, price and volume guidelines set forth in Rule 10b‑18 under the Securities Exchange Act of 1934, as amended, as such guidelines may be modified by the SEC from time to time. We expect to fund repurchases through cash generated from operations. This stock repurchase program has no time limit and may be modified, suspended, or discontinued at any time.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands)	2021	2020	2019	% Change	% Change
Net cash provided by (used in):
Operating activities	$229,153	$93,782	$(24,444)	144%	484%
Investing activities	$(143,719)	$9,511	$22,771	(1,611)	(58)%
Financing activities	$(9,889)	$71,977	$(1,044)	(114)%	6,994%
Cash flows from operating activities
Cash provided by operating activities of $229.2 million for the year ended December 31, 2021 was attributable to net income of $371.2 million, net cash inflows from changes in our working capital of $61.3 million, net cash inflows from other non-cash expenses of $70.2 million, partially offset by a non-cash tax benefit of $273.5 million. The non-cash tax benefit of $273.5 million was primarily related to the release of tax valuation allowances against deferred tax assets that we consider is more likely than not to be realized against future income. Working capital changes during the year ended December 31, 2021, of $61.3 million was the result of a decrease in inventory of $11.5 million, an increase in accounts payable and other liabilities of $56.3 million, and an increase in deferred revenue of $19.2 million, partially offset by an increase in accounts receivable of $8.1 million and an increase in prepaid expenses and other assets of $17.5 million.
Cash flows from investing activities
Cash used in investing activities of $143.7 million for the year ended December 31, 2021, was primarily attributable to purchases of marketable securities of $146.5 million and net purchases of property and equipment of $5.5 million, partially offset by maturities of marketable securities of $8.3 million.
Cash flows from financing activities
Cash used in financing activities of $9.9 million for the year ended December 31, 2021, was primarily attributable to $17.4 million in tax payments for net restricted stock unit (RSU) settlements, partially offset by $7.5 million received from stock purchases made through our employee stock purchase plan and employee stock option exercises.
Indemnifications
We have entered into indemnification agreements with our directors and executive officers which require us to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, we enter into agreements that contain a variety of representations and warranties, and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of December 31, 2021, we have not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

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
Revenue recognition
We derive substantially all of our revenue from the sale of cameras, mounts, accessories, subscriptions and services, and the related implied post contract support to customers. We recognize revenue when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The transaction price we expect to be entitled to is primarily comprised of product revenue, net of returns and variable consideration, which includes sales incentives provided to customers.
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
Our camera sales contain multiple performance obligations that can include the following four separate obligations: a) a camera hardware component (which may be bundled with hardware accessories) and the embedded firmware essential to the functionality of the camera component delivered at the time of sale, b) the implicit right to our downloadable free apps and software solutions, c) the implied right for the customer to receive post contract support after the initial sale (PCS), and d) a subscription service. PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email, chat and telephone support. Judgment is required to properly identify the units of accounting for our camera sales arrangements.
For our camera sale arrangements with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell our products, subscriptions, and services. If a standalone selling price is not directly observable, then we estimate the standalone selling prices considering market conditions and entity-specific factors. For example, the standalone selling price for PCS is determined based on a cost-plus approach, which incorporates the level of support provided to customers, estimated costs to provide our support, and the amount of time and cost that is allocated to our efforts to develop the undelivered elements. While changes in the allocation of the transaction price among the performance obligations will not affect the amount of total revenue ultimately recognized for a particular camera sales arrangement, any significant change in these allocations could impact the timing of revenue recognition, which could have a material effect on our financial condition and results of operations.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Inventory valuation
Inventory consists of finished goods and component parts, and is stated at the lower of cost or net realizable value on a first-in, first-out basis. Our inventory balances were $86.4 million and $97.9 million as of December 31, 2021 and 2020, respectively. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including market conditions, an estimate of the future demand for our products within a specified time horizon, generally 12 months, product life cycle status, product development plans and current sales levels.
Warranty
We establish a liability for estimated product warranty costs at the time product revenue is recognized. We generally provide a 12-month warranty coverage on all of our products except in the European Union where we provide a 24-month warranty. The Company also offers extended warranty programs for a fee. Our estimate of costs to service our warranty obligations are based on historical experience of repair and replacement of the associated products and expectations of future conditions. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials or other costs differ from our estimates, additional warranty liabilities could be required, which could materially affect our results of operations.
Income taxes
We are subject to income taxes in the United States and multiple foreign jurisdictions. Our effective tax rates differ from the United States federal statutory rate, primarily due to changes in our valuation allowance, the effect of non-United States operations, deductible and non-deductible stock-based compensation expense, state taxes, federal and state research and development tax credits and other adjustments. Our effective tax rate was negative 312.0%, negative 7.8% and positive 23.2% in 2021, 2020 and 2019, respectively. The calculation of our provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is primarily affected by the tax rates that apply to our foreign earnings.
Each quarter we assess the recoverability of our existing deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to use our existing deferred tax assets. In the assessment for the period ended September 30, 2021, we concluded it was more likely than not that our deferred tax assets related to future United States federal and state income taxes will be realizable. Therefore, in 2021 the United States federal and state valuation allowances were released, which resulted in a $284.6 million non-cash net benefit to earnings for the year ended December 31, 2021. Our Company’s foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that our Company’s foreign deferred tax assets will be realized and thus, a valuation allowance is not required on its foreign deferred tax assets. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Impairment of goodwill and long-lived assets. We perform an annual assessment of our goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of our single reporting unit would be less than its carrying value. If we determine that it is more likely than not that the fair value of our single reporting unit is less than its carrying value, we measure the amount of impairment as the amount the carrying value of our single reporting entity exceeds the fair value. As of December 31, 2021, we determined that no impairment of the carrying value of goodwill was required.
Long-lived assets, such as property and equipment, intangible assets subject to amortization and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We recorded a $12.5 million right-of-use asset impairment in 2020 primarily related to our headquarters campus. We used the following significant assumptions to determine the impairment charge: future sublease rental rates, future sublease market conditions and a discount rate based on the weighted-average cost of capital.
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
The following tables present a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended December 31,
(in thousands)	2021	2020
Net income	$52,626	$44,413
Income tax expense (benefit)	(392)	116
Interest expense, net	5,701	5,442
Depreciation and amortization	2,363	3,570
POP display amortization	737	708
Stock-based compensation	10,423	8,037
Loss on extinguishment of debt	—	5,389
Restructuring and other costs	113	69
Adjusted EBITDA	$71,571	$67,744

	Year ended December 31,
(in thousands)	2021	2020	2019	2018	2017
Net income (loss)	$371,171	$(66,783)	$(14,642)	$(109,034)	$(182,873)
Income tax (benefit) expense	(281,071)	4,826	(4,428)	1,359	6,486
Interest expense	22,678	19,993	17,872	17,278	12,804
Depreciation and amortization	10,962	19,065	26,268	35,063	41,478
POP display amortization	2,759	4,176	7,504	13,482	19,190
Stock-based compensation	38,650	29,963	37,188	40,887	51,255
Loss on extinguishment of debt	—	5,389	—	—	—
Restructuring and other costs	2,649	26,571	2,196	22,743	20,292
Adjusted EBITDA	$167,798	$43,200	$71,958	$21,778	$(31,368)

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables present a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended December 31,
(in thousands, except per share data)	2021	2020
Net income	$52,626	$44,413
Stock-based compensation	10,423	8,037
Acquisition-related costs	71	723
Restructuring and other costs	113	69
Non-cash interest expense	3,673	3,018
Loss on extinguishment of debt	—	5,389
Income tax adjustments	(759)	(585)
Non-GAAP net income	$66,147	$61,064

GAAP diluted net income per share	$0.32	$0.28
Non-GAAP diluted net income per share	$0.41	$0.39

GAAP and non-GAAP shares for diluted net income per share	162,742	156,464

	Year ended December 31,
(in thousands)	2021	2020	2019	2018	2017
Net income (loss)	$371,171	$(66,783)	$(14,642)	$(109,034)	$(182,873)
Stock-based compensation	38,650	29,963	37,188	40,887	51,255
Acquisition-related costs	1,152	4,598	7,818	11,456	8,991
Restructuring and other costs	2,649	26,571	2,196	22,743	20,292
Non-cash interest expense	14,208	10,366	8,987	8,112	5,345
Loss on extinguishment of debt	—	5,389	—	—	—
Gain on sale and license of intellectual property	—	—	—	(5,000)	—
Income tax adjustments	(281,762)	2,675	(6,292)	(1,073)	1,123
Non-GAAP net income (loss)	$146,068	$12,779	$35,255	$(31,909)	$(95,867)

GAAP diluted net income (loss) per share	$2.27	$(0.45)	$(0.10)	$(0.78)	$(1.32)
Non-GAAP diluted net income (loss) per share	$0.90	$0.08	$0.24	$(0.23)	$(0.69)

GAAP shares for diluted net income (loss) per share	163,178	149,037	144,891	139,495	138,056
Add: effect of dilutive shares	—	3,096	1,580	—	—
Non-GAAP shares for diluted net income (loss) per share	163,178	152,133	146,471	139,495	138,056

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
In addition to market risk that is created by the uncertainties and the global market disruptions resulting from the COVID-19 pandemic, we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com, which has increased as a result of our focus on our direct-to-consumer sales strategy, is denominated in U.S. dollars and various foreign currencies. To the extent that revenue from foreign currency transactions increases, our foreign currency risk will also increase. However, to date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had limited foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies, principally the Euro, British pound, Canadian dollar, Singaporean dollar and Romanian leu. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time and do not constitute a significant portion of our total expenses. As we continue to focus on the growth of our direct-to-consumer business and expand our operations, if foreign currency exchange rates become volatile, or if foreign currency held in our foreign entities increases, our exposure to foreign currency risk could become more significant. To date, we have not entered into any material foreign currency exchange contracts. For assets and liabilities denominated in other currencies, we do not believe that the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar would have a material effect on our results of operations from such a shift.
Interest rate risk. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are comprised of money market funds, commercial paper, government securities and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the nature of our investment portfolio, we do not believe that an immediate 10% shift in interest rates would have a material effect on the fair value of our investment portfolio.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GoPro, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GoPro, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Realizability of Deferred Tax Assets
As described in Notes 1 and 8 to the consolidated financial statements, management assesses the likelihood that the Company’s deferred tax assets will be recovered from future taxable income in each tax jurisdiction and, to the extent management believes recovery is not likely, establishes a valuation allowance. Each quarter, management assesses the recoverability of the existing deferred tax assets under ASC Topic 740. Management assesses available positive and negative evidence and uses judgment regarding past and future events, including operating results to estimate whether sufficient future taxable income will be generated to use the existing deferred tax assets. In the assessment for the period ended September 30, 2021, management concluded it was more likely than not that the deferred tax assets related to United States federal and state income taxes will be realizable. Therefore, in 2021 the United States federal and state valuation allowances were fully released and resulted in a $284.6 million non-cash net benefit to earnings for the year ended December 31, 2021. The determination to release the valuation allowances was based, in part, on the Company’s cumulative GAAP income from the past three years and projections of GAAP income in future years.
The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets is a critical audit matter are the high degree of auditor subjectivity and effort in performing procedures and evaluating the available positive and negative evidence to support management’s conclusion that it is more likely than not that the deferred tax assets related to United States federal and state income taxes will be realizable.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s assessment of the realizability of deferred tax assets, including controls over management’s assessment of all available positive and negative evidence. These procedures also included, among others (i) testing the calculation of cumulative GAAP income from the past three years; (ii) testing the completeness and appropriateness of available positive and negative evidence regarding past and future events, including operating results; and (iii) evaluating management’s conclusion that it is more likely than not that the Company’s deferred tax assets related to United States federal and state income taxes will be realizable.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 11, 2022

We have served as the Company’s auditor since 2011.

GoPro, Inc.
Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$401,087	$325,654
Restricted cash	—	2,000
Marketable securities	137,830	—
Accounts receivable, net	114,221	107,244
Inventory	86,409	97,914
Prepaid expenses and other current assets	42,311	23,872
Total current assets	781,858	556,684
Property and equipment, net	19,003	23,711
Operating lease right-of-use assets	27,320	31,560
Intangible assets, net	62	1,214
Goodwill	146,459	146,459
Other long-term assets	285,177	11,771
Total assets	$1,259,879	$771,399

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$171,545	$111,399
Accrued expenses and other current liabilities	128,572	113,776
Short-term operating lease liabilities	9,819	9,369
Deferred revenue	42,505	28,149
Short-term debt	122,391	—
Total current liabilities	474,832	262,693
Long-term taxes payable	7,319	18,099
Long-term debt	111,289	218,172
Long-term operating lease liabilities	43,025	51,986
Other long-term liabilities	7,500	4,431
Total liabilities	643,965	555,381

Commitments, contingencies and guarantees (Note 8)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 129,815 and 122,233 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,659 and 28,885 shares issued and outstanding, respectively	1,008,872	980,147
Treasury stock, at cost, 10,710 and 10,710 shares, respectively	(113,613)	(113,613)
Accumulated deficit	(279,345)	(650,516)
Total stockholders’ equity	615,914	216,018
Total liabilities and stockholders’ equity	$1,259,879	$771,399
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2021	2020	2019
Revenue	$1,161,084	$891,925	$1,194,651
Cost of revenue	683,979	577,411	781,862
Gross profit	477,105	314,514	412,789
Operating expenses:
Research and development	141,494	131,589	142,894
Sales and marketing	156,694	151,380	206,431
General and administrative	65,701	68,364	65,797
Total operating expenses	363,889	351,333	415,122
Operating income (loss)	113,216	(36,819)	(2,333)
Other income (expense):
Interest expense	(22,940)	(20,257)	(19,229)
Other income (expense), net	(176)	(4,881)	2,492
Total other expense, net	(23,116)	(25,138)	(16,737)
Income (loss) before income taxes	90,100	(61,957)	(19,070)
Income tax expense (benefit)	(281,071)	4,826	(4,428)
Net income (loss)	$371,171	$(66,783)	$(14,642)

Net income (loss) per share:
Basic	$2.41	$(0.45)	$(0.10)
Diluted	$2.27	$(0.45)	$(0.10)

Shares used to compute net income (loss) per share:
Basic	154,274	149,037	144,891
Diluted	163,178	149,037	144,891
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Stockholders’ Equity

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2018	141,067	$894,755	$(113,613)	$(569,030)	$212,112
Common stock issued under employee benefit plans, net of shares withheld for tax	5,751	5,553	—	—	5,553
Taxes paid related to net share settlements	—	(6,618)	—	—	(6,618)
Stock-based compensation expense	—	37,185	—	—	37,185
Cumulative effect of adoption of new accounting standards	—	—	—	(61)	(61)
Net loss	—	—	—	(14,642)	(14,642)
Balances at December 31, 2019	146,818	930,875	(113,613)	(583,733)	233,529
Common stock issued under employee benefit plans, net of shares withheld for tax	4,301	5,481	—	—	5,481
Taxes paid related to net share settlements	—	(6,207)	—	—	(6,207)
Stock-based compensation expense	—	29,963	—	—	29,963
Equity component of 2025 convertible senior notes	—	35,674	—	—	35,674
Purchase of capped call related to 2025 convertible senior notes	—	(10,249)	—	—	(10,249)
Equity component of partial repurchase of 2022 convertible senior notes	—	(5,390)	—	—	(5,390)
Net loss	—		—	(66,783)	(66,783)
Balances at December 31, 2020	151,119	980,147	(113,613)	(650,516)	216,018
Common stock issued under employee benefit plans, net of shares withheld for tax	5,355	7,454	—	—	7,454
Taxes paid related to net share settlements	—	(17,380)	—	—	(17,380)
Stock-based compensation expense (Note 5)	—	38,651	—	—	38,651
Net income	—	—	—	371,171	371,171
Balances at December 31, 2021	156,474	$1,008,872	$(113,613)	$(279,345)	$615,914
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2021	2020	2019
Operating activities:
Net income (loss)	$371,171	$(66,783)	$(14,642)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,962	19,065	26,268
Non-cash operating lease cost	4,240	6,565	6,990
Stock-based compensation	38,650	29,963	37,188
Deferred income taxes	(273,541)	(50)	(32)
Non-cash restructuring charges	(99)	5,242	(199)
Impairment of right-of-use assets	—	12,460	—
Non-cash interest expense	14,208	10,366	8,987
Loss on extinguishment of debt	—	5,389	—
Other	2,243	1,072	(1,182)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,142)	93,084	(71,269)
Inventory	11,505	46,322	(27,778)
Prepaid expenses and other assets	(17,513)	6,392	7,486
Accounts payable and other liabilities	56,262	(87,501)	3,210
Deferred revenue	19,207	12,196	529
Net cash provided by (used in) operating activities	229,153	93,782	(24,444)

Investing activities:
Purchases of property and equipment, net	(5,545)	(4,881)	(8,348)
Purchases of marketable securities	(146,515)	—	(43,636)
Maturities of marketable securities	8,341	14,830	56,888
Sale of marketable securities	—	—	17,867
Asset acquisition	—	(438)	—
Net cash provided by (used in) investing activities	(143,719)	9,511	22,771

Financing activities:
Proceeds from issuance of common stock	7,490	5,435	5,574
Taxes paid related to net share settlement of equity awards	(17,379)	(6,207)	(6,618)
Proceeds from issuance of 2025 convertible senior notes	—	143,750	—
Payment of debt issuance costs	—	(4,752)	—
Purchase of Capped Calls related to 2025 convertible senior notes	—	(10,249)	—
Payments for 2022 convertible senior notes partial repurchase	—	(56,000)	—
Proceeds from borrowings	—	30,000	20,000
Repayment of borrowings	—	(30,000)	(20,000)
Net cash provided by (used in) financing activities	(9,889)	71,977	(1,044)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,112)	2,083	923
Net change in cash, cash equivalents and restricted cash	73,433	177,353	(1,794)
Cash, cash equivalents and restricted cash at beginning of period	327,654	150,301	152,095
Cash, cash equivalents and restricted cash at end of period	$401,087	$327,654	$150,301

Supplementary cash flow disclosure:
Cash paid for interest	$6,127	$6,717	$6,179
Cash paid for income taxes, net	$810	$2,237	$176
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$587	$1,030	$316
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
Basis of presentation. The accompanying Consolidated Financial Statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30.
The Company’s operating results, financial position and cash flows for fiscal years 2021 and 2020 were negatively impacted by the COVID-19 pandemic. As the global impact of the pandemic began to emerge in the first quarter of 2020, the Company accelerated a shift in its sales channel strategy to focus more on direct-to-consumer sales through GoPro.com, and implemented a restructuring plan in April 2020, which primarily impacted the Company’s global workforce, sales and marketing expenses, and leased facilities. These actions were reflected in the Company’s financial results starting in the second quarter of 2020 by reducing on-going operating expenses and helped accelerate its ability to achieve profitability in the second half of 2020. In 2020, the Company also issued additional convertible senior notes and entered into a new credit facility.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
Cash equivalents and marketable securities. Cash equivalents consist of investments in money market funds with maturities of three months or less from the date of purchase. Marketable securities consist of commercial paper, government securities and corporate debt securities, and are classified as available-for-sale securities. The Company views these securities as available to support current operations and has classified all available-for-sale securities as current assets. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included in stockholders’ equity. Unrealized gains and losses are charged against other income (expense), net, for declines in fair value below the cost of an individual investment that is deemed to be other than temporary. The Company has not identified any marketable securities as other-than-temporarily impaired for the periods presented. The cost of securities sold is based upon a specific identification method.
Restricted cash. As of December 31, 2021 and 2020, the Company had an outstanding letter of credit collateralized by a money market account of zero and $2.0 million, respectively, for certain duty related requirements.
Accounts receivable. Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, age of the accounts receivable balances, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. The allowance for doubtful accounts as of December 31, 2021 and 2020 was $0.7 million and $0.5 million, respectively.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
Impairment of goodwill and long-lived assets. The Company performs an annual assessment of its goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of its single reporting unit is less than its carrying value. There was no impairment of goodwill recorded for any periods presented. For the Company’s annual impairment testing in 2021, the Company did not identify any indicators of potential impairment of its single reporting unit. Other indefinite-lived intangible assets are assessed for impairment at least annually. If their carrying value exceeds the estimated fair value, the difference is recorded as an impairment.
Long-lived assets, such as property and equipment, intangible assets subject to amortization and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. The Company recorded a $12.5 million right-of-use asset impairment in 2020 primarily related to its headquarter campus as described further in Note 11 Restructuring charges. The Company used the following significant assumptions to determine the impairment charge: future sublease rental rates, future sublease market conditions and a discount rate based on the weighted-average cost of capital. The Company did not record any impairment charges in 2021 or 2019.
Warranty. The Company records a liability for estimated product warranty costs at the time product revenue is recognized. The Company’s standard warranty obligation to its end-users generally provides a 12-month warranty coverage on all of its products except in the European Union where the Company provides a 24-month warranty.

GoPro, Inc.
Notes to Consolidated Financial Statements
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This accounting standard update, which we adopted effective January 1, 2022, will have a significant impact on the ongoing accounting of the 2022 and 2025 Notes. Refer to section “Recent Accounting Pronouncements” for additional details on the adoption of this accounting standard update.
Revenue recognition. The Company derives substantially all of its revenue from the sale of cameras, mounts, accessories, subscription and services, and implied post contract support to customers. The transaction price recognized as revenue represents the consideration the Company expects to be entitled to and is primarily comprised of product revenue, net of returns and variable consideration, which includes sales incentives provided to customers.
The Company’s camera sales contain multiple performance obligations that can include the following four separate obligations: a) a camera hardware component (which may be bundled with hardware accessories) and the embedded firmware essential to the functionality of the camera component delivered at the time of sale, b) the implicit right to the Company’s downloadable free apps and software solutions, c) the implied right for the customer to receive post contract support after the initial sale (PCS), and d) a subscription service. The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email, chat and telephone support.
The Company recognizes revenue from its sales arrangements when control of the promised goods or services are transferred to its customers, in an amount that reflects the amount of consideration expected to be received in

GoPro, Inc.
Notes to Consolidated Financial Statements
exchange for the transferred goods or services. For the sale of hardware products, including related firmware and free software solutions, revenue is recognized when transfer of control occurs at a point in time, which generally is at the time the hardware product is delivered and collection is considered probable. For customers who purchase products directly from GoPro.com, the Company retains a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. For PCS, revenue is recognized ratably over 24 months, which represents the estimated service period based on historical experience. For subscriptions, revenue is recognized ratably over the subscription term, with any payments received in advance of services rendered are recorded as deferred revenue.
For the Company’s camera sale arrangements with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells its products, subscriptions, and services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling prices considering market conditions and entity-specific factors. For example, the standalone selling price for PCS is determined based on a cost-plus approach, which incorporates the level of support provided to customers, estimated costs to provide support, and the amount of time and cost that is allocated to efforts to develop the undelivered elements.
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
Deferred revenue as of December 31, 2021 and 2020 includes amounts related to the Company’s subscriptions and services. The Company’s short-term and long-term deferred revenue balances totaled $48.5 million and $29.3 million as of December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, the Company recognized $27.6 million of revenue that was included in the deferred revenue balance as of December 31, 2020. During the year ended December 31, 2020, the Company recognized $15.4 million of revenue that was included in the deferred revenue balance as of December 31, 2019.
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
Advertising costs. Advertising costs consist of costs associated with print, television and e-commerce media advertisements and are expensed as incurred. The Company incurs promotional expenses resulting from payments under event, resort and athlete sponsorship contracts. These sponsorship arrangements are considered to be executory contracts and, as such, the costs are expensed as performance under the contract is received. The costs associated with the preparation of sponsorship activities, including the supply of GoPro products, media team support, and activation fees are expensed as incurred. Prepayments made under sponsorship agreements are included in prepaid expenses or other long-term assets depending on the period to which the prepayment applies. Advertising costs were $35.8 million, $34.1 million and $67.3 million in 2021, 2020 and 2019, respectively.

GoPro, Inc.
Notes to Consolidated Financial Statements
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
Income taxes. The Company utilizes the asset and liability method for computing its income tax provision, under which deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. Management makes estimates, assumptions and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income in each tax jurisdiction and, to the extent the Company believes recovery is not likely, establishes a valuation allowance. In the period ended September 30, 2021, the Company assessed its deferred tax assets and based on the weight of available evidence, the Company concluded that it was more likely than not that its United States federal and state deferred tax assets would be realized. Therefore, in 2021 the Company released $284.6 million of valuation allowances, which resulted in a non-cash net benefit to earnings for the year ended December 31, 2021.
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
Standards not yet adopted
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) ASU No. 2020-06
This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock, (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification, and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (“EPS”) for convertible instruments by using the if-converted method. The Company will use the modified retrospective method, whereby the cumulative effect of applying ASU 2020-06 is recognized as an adjustment to the opening balance of equity at January 1, 2022.
January 1, 2022
Upon adoption, the Company expects to record a net decrease in opening additional paid-in-capital of approximately $78.2 million as of January 1, 2022, due to the cumulative impact of adopting ASU 2020-06, with the impact primarily related to the reclassification of Senior Convertible Notes conversion feature’s fair value from additional paid-in-capital to short term and long term debt. Additionally, the Company expects to record an increase to opening retained earnings of approximately $47.1 million as of January 1, 2022 due to the cumulative impact of adopting ASU 2020-06, with the impact related to the reclassification of the previously amortized discount and deferred financing costs. After adoption, the Company expects a reduction in its reported interest expense. In addition, the Company expects to record a decrease of U.S. deferred tax liabilities of approximately $7.5 million, resulting in an additional corresponding increase to opening retained earnings. The Company expects the use of the if-converted method for calculating diluted earnings per share will result in an increase in weighted-average shares outstanding.

Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial statements.

GoPro, Inc.
Notes to Consolidated Financial Statements
2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	December 31, 2021			December 31, 2020
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$183,304	$—	$183,304	$19,445	$—	$19,445
Total cash equivalents	$183,304	$—	$183,304	$19,445	$—	$19,445
Marketable securities:
Commercial paper	$—	$72,323	$72,323	$—	$—	$—
Corporate debt securities	—	41,108	41,108	—	—	—
Government securities	—	24,399	24,399	—	—	—
Total marketable securities	$—	$137,830	$137,830	$—	$—	$—
(1)    Included in cash and cash equivalents in the accompanying Consolidated Balance Sheets. Cash balances were $217.8 million as of December 31, 2021 and $308.2 million, including $2.0 million of restricted cash, as of December 31, 2020.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of December 31, 2021 were all less than one year in duration. At December 31, 2021 and 2020, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At December 31, 2021 and 2020, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (2022 Notes). In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 4 Financing arrangements). The estimated fair value of the 2022 Notes and 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2022 Notes and 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the 2022 Notes was $132.4 million and $146.0 million as of December 31, 2021 and 2020, respectively, while the calculated fair value of the 2025 Notes was $189.0 million and $166.8 million as of December 31, 2021 and 2020, respectively. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the 2022 Notes and 2025 Notes.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
3. Consolidated financial statement details
The following sections and tables provide details of selected balance sheet items.
Inventory

(in thousands)	December 31, 2021	December 31, 2020
Components	$10,761	$13,229
Finished goods	75,648	84,685
Total inventory	$86,409	$97,914
Property and equipment, net

(in thousands)	Useful life (in years)	December 31, 2021	December 31, 2020
Leasehold improvements (1)	1–9	$33,764	$35,180
Production, engineering and other equipment	4	45,641	48,908
Tooling	1–2	13,537	17,635
Computers and software	2	20,771	22,385
Furniture and office equipment	3	5,614	6,315
Tradeshow equipment and other	2–5	1,970	5,860
Construction in progress		480	22
Gross property and equipment		121,777	136,305
Less: Accumulated depreciation and amortization		(102,774)	(112,594)
Property and equipment, net		$19,003	$23,711
(1) Refer to Note 11 Restructuring charges, for details of operating lease right-of-use asset impairment charges recorded in 2020.

Depreciation expense was $9.8 million, $14.5 million and $18.5 million in 2021, 2020 and 2019, respectively. In 2020, the Company recorded accelerated depreciation charges in connection with its plans to vacate certain leased office facilities as disclosed in Note 11 Restructuring charges.
Intangible assets

	Useful life (in months)	December 31, 2021
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$51,066	$(51,019)	$47
Domain name		15	—	15
Total intangible assets		$51,081	$(51,019)	$62

	Useful life (in months)	December 31, 2020
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$51,066	$(49,867)	$1,199
Domain name		15	—	15
Total intangible assets		$51,081	$(49,867)	$1,214

GoPro, Inc.
Notes to Consolidated Financial Statements

Amortization expense was $1.1 million, $4.6 million and $7.8 million in 2021, 2020 and 2019, respectively. At December 31, 2021, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2022	$47
$47
Other long-term assets

(in thousands)	December 31, 2021	December 31, 2020
Point of purchase (POP) displays	$2,509	$3,612
Long-term deferred tax assets	274,430	966
Deposits and other	8,238	7,193
Other long-term assets	$285,177	$11,771
Amortization expense for POP displays was $2.8 million, $4.2 million and $7.5 million in 2021, 2020 and 2019, respectively.
Accrued expenses and other current liabilities

(in thousands)	December 31, 2021	December 31, 2020
Accrued liabilities (1)	$34,989	$39,444
Accrued sales incentives	34,117	30,609
Employee related liabilities	19,024	7,067
Return liability	9,263	10,817
Warranty liability	8,268	7,997
Inventory received	7,169	1,709
Customer deposits	2,760	2,347
Purchase order commitments	1,369	1,921
Income taxes payable	223	221
Other	11,390	11,644
Accrued expenses and other current liabilities	$128,572	$113,776
(1) See Note 11 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Year ended December 31,
(in thousands)	2021	2020	2019
Beginning balance	$8,523	$11,398	$10,971
Charged to cost of revenue	16,641	12,690	16,933
Settlement of warranty claims	(16,322)	(15,565)	(16,506)
Warranty liability	$8,842	$8,523	$11,398
At December 31, 2021 and 2020, $8.3 million and $8.0 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.5 million was recorded as a component of other long-term liabilities for both periods.

GoPro, Inc.
Notes to Consolidated Financial Statements
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
At December 31, 2021, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement. The Company has made no borrowings from the 2021 Credit Facility to date, however, there is an outstanding letter of credit of $5.2 million for certain duty related requirements. This was not collateralized by any cash on hand.
2022 Convertible Notes
In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 (2022 Notes). The 2022 Notes are senior, unsecured obligations of GoPro and mature on April 15, 2022, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances. The 2022 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 94.0071 shares of Class A common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. Based on current and projected liquidity, the Company has the intent and ability to deliver cash up to the principal amount of the 2022 Notes then outstanding upon conversion. The Company has historically paid interest on the 2022 Notes semi-annually in arrears on April 15 and October 15 of each year. There is one interest payment remaining, which will be due on April 15, 2022.

GoPro, Inc.
Notes to Consolidated Financial Statements
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
The liability component will be accreted up to the face value of the 2022 Notes of $175.0 million, which will result in additional non-cash interest expense being recognized in the Consolidated Statements of Operations. The accretion of the 2022 Notes to par and debt issuance cost recorded to long-term debt is amortized into interest expense over the term of the 2022 Note using an effective interest rate of approximately 10.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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
At any time on or after January 15, 2022 until the second scheduled trading day immediately preceding the maturity date of the 2022 Notes on April 15, 2022, a holder may convert its 2022 Notes, in multiples of $1,000 principal amount. Holders of the 2022 Notes who convert their 2022 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the year ended December 31, 2021, the conditions allowing holders of the 2022 Notes to convert were not met.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2021 and 2020, the outstanding principal on the 2022 Notes was $125.0 million, the unamortized debt discount was $2.4 million and $10.2 million, respectively, the unamortized debt issuance cost was $0.2 million and $0.8 million, respectively, and the net carrying amount of the liability component was $122.4 million and $114.0 million, respectively, which was recorded as short-term debt and long-term debt, respectively, within the Consolidated Balance Sheets. For the year ended December 31, 2021, 2020 and 2019, the Company recorded interest expense of $4.4 million, $5.9 million and $6.1 million. respectively, for contractual coupon interest, and $7.8 million, $9.6 million and $9.0 million, respectively, for amortization of the debt discount. For the year ended December 31, 2021, 2020 and 2019, the Company recorded $0.6 million, $0.8 million and $0.8 million for amortization of debt issuance costs, respectively.
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
The Company adopted ASU 2020-06 on January 1, 2022 under the modified retrospective method, which will have a significant impact on the aforementioned accounting of the 2022 Convertible Notes starting in fiscal year 2022. See Footnote 1 Summary of business and significant accounting policies for additional details.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
aggregate face value of the 2025 Notes.
The liability component will be accreted up to the face value of the 2025 Notes of $143.8 million, which will result in additional non-cash interest expense being recognized in the Consolidated Statements of Operations. The accretion of the 2025 Notes to par and debt issuance cost recorded to long-term debt is amortized into interest expense over the term of the 2025 Note using an effective interest rate of approximately 7.5%. The equity component will not be remeasured as long as it continues to meet the conditions for equity classification.
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
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the year ended December 31, 2021, the conditions allowing holders of the 2025 Notes to convert were not met.
As of December 31, 2021 and 2020, the outstanding principal on the 2025 Notes was $143.8 million, the unamortized debt discount was $29.7 million and $36.1 million, respectively, the unamortized debt issuance cost was $2.7 million and $3.4 million, respectively, and the net carrying amount of the liability component was $111.3 million and $104.2 million, respectively, which was recorded as long-term debt within the Consolidated Balance Sheets. For the year ended December 31, 2021 and 2020, the Company recorded interest expense of $1.8 million and $0.2 million for contractual coupon interest, $0.7 million and $0.1 million for amortization of debt issuance costs, and $6.4 million and $0.8 million for amortization of the debt discount.

GoPro, Inc.
Notes to Consolidated Financial Statements
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
The Company adopted ASU 2020-06 on January 1, 2022 under the modified retrospective method, which will have a significant impact on the aforementioned accounting of the 2025 Convertible Notes starting in fiscal year 2022. See Footnote 1 Summary of business and significant accounting policies for additional details.
5. Stockholders’ equity
Common stock. The Company has two classes of authorized common stock: Class A common stock with 500 million shares authorized and Class B common stock with 150 million shares authorized. As of December 31, 2021, 129.8 million shares of Class A stock were issued and outstanding and 26.7 million shares of Class B stock were issued and outstanding. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting power and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock is also convertible into Class A common stock on the same basis upon any transfer, whether or not for value, except for “permitted transfers” as defined in the Company’s restated certificate of incorporation. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding. As of December 31, 2021, the Class B stock continued to represent greater than 10% of the overall outstanding shares.
The Company had the following shares of common stock reserved for issuance upon the exercise of equity instruments as of December 31, 2021:

(in thousands)	December 31, 2021
Stock options outstanding	3,080
Restricted stock units outstanding	8,714
Performance stock units outstanding	967
Common stock available for future grants	36,577
Total common stock shares reserved for issuance	49,338

6. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010

GoPro, Inc.
Notes to Consolidated Financial Statements
Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan.
The 2014 Plan serves as a successor to the 2010 Plan and provides for the granting of incentive and non-qualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs), stock appreciation rights, stock bonus awards and performance awards to qualified employees, non-employee directors and consultants. Options granted under the 2014 Plan generally expire within ten years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2014 Plan generally vest over three years based upon continued service and the Company achieving certain financial and operating targets, and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur.
The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. The 2014 Plan and the ESPP also provide for automatic annual increases in the number of shares reserved for future issuance.
Employee retirement plan. The Company has a defined contribution retirement plan covering the United States and other international full-time employees that provides for voluntary employee contributions from 1% to 100% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company matched 100% of each employee’s contributions up to a maximum of 4% of the employee’s eligible compensation until May 2020, at which point the Company suspended matching contributions in certain locations. The Company’s matching contributions to the plan were $0.8 million, $1.4 million and $4.0 million in 2021, 2020 and 2019, respectively.
Stock options
A summary of the Company’s stock option activity is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2020	3,431	$8.79	6.50	$6,259
Granted	309	7.97
Exercised	(601)	5.29
Forfeited/Cancelled	(59)	19.57
Outstanding at December 31, 2021	3,080	$9.18	5.92	$8,735

Vested and expected to vest at December 31, 2021	3,080	$9.18	5.92	$8,735
Exercisable at December 31, 2021	2,129	$10.72	4.83	$4,371
The weighted-average grant date fair value of all options granted was $4.62, $2.03 and $3.70 share in 2021, 2020 and 2019, respectively. The total fair value of all options vested was $1.5 million, $1.7 million and $3.5 million in 2021, 2020 and 2019, respectively. The aggregate intrinsic value of the stock options outstanding as of December 31, 2021 represents the value of the Company’s closing stock price on December 31, 2021 in excess of the exercise price multiplied by the number of options outstanding.

GoPro, Inc.
Notes to Consolidated Financial Statements
Restricted stock units
A summary of the Company’s RSU activity is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2020	10,639	$5.04
Granted	4,330	8.83
Vested	(5,159)	5.53
Forfeited	(1,096)	5.93
Non-vested shares at December 31, 2021	8,714	$6.52
The weighted-average grant date fair value of all RSUs granted was $8.83, $4.59 and $5.70 per share in 2021, 2020 and 2019, respectively. The total fair value of all RSUs vested was $28.5 million, $23.9 million and $34.9 million in 2021, 2020 and 2019, respectively.
Performance stock units
A summary of the Company’s PSU activity is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2020	1,319	$4.48
Granted	740	7.93
Vested	(637)	4.77
Forfeited	(288)	4.05
Non-vested shares at December 31, 2021	1,134	$6.68
The weighted-average grant date fair value of all PSUs granted was $7.93, $4.05 and $7.51 in 2021, 2020 and 2019, respectively. The total fair value of all PSUs vested was $3.0 million and $1.9 million in 2021 and 2020. No PSUs vested in 2019.
Employee stock purchase plan. In 2021, 2020 and 2019, the Company issued 0.8 million, 1.0 million and 958 thousand shares under its ESPP, respectively, at weighted-average prices of $5.28, $3.42 and $4.13, respectively.
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
The fair value of stock options granted was estimated as of the grant date using the following assumptions:

	Year ended December 31,
	2021	2020	2019
Volatility	64%	51%-64%	50%-52%
Expected term (years)	6.10	6.10	6.10
Risk-free interest rate	0.7%-1.1%	0.4%-1.5%	1.5%-2.2%
Dividend yield	—%	—%	—%

GoPro, Inc.
Notes to Consolidated Financial Statements
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year ended December 31,
	2021	2020	2019
Volatility	64%-80%	60%-98%	41%-54%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%-1.6%	1.9%-2.5%
Dividend yield	—%	—%	—%
Stock-based compensation expense. The following table summarizes stock-based compensation expense included in the Consolidated Statements of Operations:

	Year ended December 31,
(in thousands)	2021	2020	2019
Cost of revenue	$1,794	$1,548	$1,902
Research and development	17,263	13,415	17,167
Sales and marketing	8,045	5,779	8,043
General and administrative	11,548	9,221	10,076
Total stock-based compensation expense	$38,650	$29,963	$37,188
The income tax benefit related to stock-based compensation expense was $9.0 million for 2021. The income tax benefit related to stock-based compensation expense was zero for 2020 and 2019 respectively, due to a full valuation allowance on the Company’s United States net deferred tax assets during those respective years. See Note 8 Income taxes for additional details. At December 31, 2021, total unearned stock-based compensation of $50.2 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 1.86 years.

7. Net income (loss) per share
The following table presents the calculations of basic and diluted net income (loss) per share:

	Year ended December 31,
(in thousands, except per share data)	2021	2020	2019
Numerator:
Net income (loss)	$371,171	$(66,783)	$(14,642)

Denominator:
Weighted-average common shares - basic for Class A and Class B common stock	154,274	149,037	144,891
Effect of dilutive securities	8,904	—	—
Weighted-average common shares - diluted for Class A and Class B common stock	163,178	149,037	144,891

Net income (loss) per share
Basic	$2.41	$(0.45)	$(0.10)
Diluted	$2.27	$(0.45)	$(0.10)

GoPro, Inc.
Notes to Consolidated Financial Statements

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
(in thousands)	2021	2020	2019
Stock-based awards	1,792	15,856	13,527
The Company has the intent and ability to deliver cash up to the principal amount of the 2022 Notes and 2025 Notes subject to conversion, based on the Company’s projected liquidity levels. The Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread is dilutive in periods of net income when the average market price of the Company’s Class A common stock for a given reporting period exceeds the initial conversion prices of $10.64 and $9.3285 per share for the 2022 Notes and 2025 Notes, respectively. For the fiscal year ended December 31, 2021, only the conversion spread relating to the 2025 Notes had a dilutive effect on net income per share. The initial conversion price of the 2022 Notes was greater than the average market price of the Company’s Class A Common Stock for the fiscal year ended December 31, 2021, and as such, had no impact on anti-dilutive or dilutive share calculations. Upon conversion of the 2025 Notes, there will be no economic dilution until the average market price of the Company’s Class A common stock exceeds the cap price of $12.0925 per share, as exercise of the Capped Calls offset any dilution from the 2025 Notes from the initial conversion price up to the cap price. The Capped Calls are excluded from diluted net income per share as they would be anti-dilutive under the treasury stock method.
The Company’s 2022 Notes mature on April 15, 2022 and the 2025 Notes mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing arrangements. The 2022 Notes and 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the 2022 Notes is 20.6 million shares of Class A common stock and 20.8 million shares of Class A common stock upon conversion of the 2025 Notes. Additionally, the calculation of weighted-average shares outstanding for the fiscal year ended December 31, 2021, 2020, and 2019 excludes approximately 9.2 million shares effectively repurchased and held in treasury stock on the Consolidated Balance Sheets as a result of the Prepaid Forward transaction entered into in connection with the 2022 Note offering.
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
8. Income taxes
Income (loss) before income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2021	2020	2019
United States	$83,419	$(70,572)	$(28,233)
Foreign	6,681	8,615	9,163
Income (loss) before income taxes	$90,100	$(61,957)	$(19,070)

GoPro, Inc.
Notes to Consolidated Financial Statements
Income tax expense (benefit) consisted of the following:

	Year ended December 31,
(in thousands)	2021	2020	2019
Current
Federal	$(128)	$(164)	$(52)
State	267	84	48
Foreign	(7,669)	4,956	(4,391)
Total current	(7,530)	4,876	(4,395)
Deferred
Federal	(205,856)	—	—
State	(67,933)	—	—
Foreign	248	(50)	(33)
Total deferred	(273,541)	(50)	(33)
Income tax expense (benefit)	$(281,071)	$4,826	$(4,428)

	Year ended December 31,
	2021		2020		2019
(dollars in thousands)	$	%	$	%	$	%
Reconciliation to statutory rate
Tax at federal statutory rate	$18,921	21.0%	$(13,011)	21.0%	$(4,005)	21.0%
Change in valuation allowance	(284,551)	(315.8)	16,767	(27.1)	4,717	(24.7)
Impact of foreign operations	(8,222)	(9.2)	5,010	(8.1)	(3,949)	20.7
Stock-based compensation	(5,345)	(5.9)	696	(1.1)	1,731	(9.1)
State income taxes, net of federal benefit	1,828	2.0	(682)	1.1	1,872	(9.8)
Tax credits	(6,091)	(6.8)	(3,538)	5.7	(5,123)	26.8
Permanent tax adjustments	1,517	1.7	123	(0.2)	305	(1.6)
Other	872	1.0	(539)	0.9	24	(0.1)
Income tax expense (benefit) at effective tax rate	$(281,071)	(312.0)%	$4,826	(7.8)%	$(4,428)	23.2%
The negative effective tax rate of 312.0% for 2021 primarily resulted from a tax expense on pre-tax book income, offset by the income tax benefit from the full release of valuation allowances on United States federal and state deferred tax assets and the release of a portion of the Company’s uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions, and income tax benefits from stock-based compensation and federal and California research and development credits. The negative effective tax rate of 7.8% for 2020 primarily resulted from a significant benefit on pre-tax book losses, offset by the valuation allowance on United States federal and state deferred tax assets and by income taxes paid or accrued in profitable foreign jurisdictions (primarily wholly owned subsidiaries in Europe).
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

GoPro, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$158,125	$177,987
Tax credit carryforwards	85,650	79,694
Stock-based compensation	5,551	5,192
Allowance for returns	2,504	2,492
Intangible assets	4,803	5,453
Depreciation and amortization	1,313	—
Operating lease liabilities	12,359	14,104
Accruals and reserves	10,514	11,687
Total deferred tax assets	280,819	296,609
Valuation allowance	—	(287,276)
Total deferred tax assets, net of valuation allowance	$280,819	$9,333
Deferred tax liabilities:
Depreciation and amortization	—	(1,112)
Operating lease right-of-use assets	(6,389)	(7,255)
Total deferred tax liabilities	(6,389)	(8,367)
Net deferred tax assets	$274,430	$966
Each quarter the Company assesses the recoverability of its existing deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence and uses judgment regarding past and future events, including operating results to estimate whether sufficient future taxable income will be generated to use its existing deferred tax assets. In the assessment for the period ended September 30, 2021, the Company concluded it was more likely than not that its deferred tax assets related to United States federal and state income taxes will be realizable. Therefore, in 2021 the United States federal and state valuation allowances were fully released and resulted in a $284.6 million non-cash net benefit to earnings for the year ended December 31, 2021. The determination to release the valuation allowances was based, in part, on the Company’s cumulative GAAP income from the past three years and projections of GAAP income in future years. The Company’s foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that the Company’s foreign deferred tax assets will be realized and thus, a valuation allowance is not required on its foreign deferred tax assets. The Company will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward.
As of December 31, 2021, the Company’s federal, California and other state net operating loss carryforwards for income tax purposes were $615.7 million, $241.8 million and $221.4 million, net of reserves, respectively. Also, the Company’s federal and California state tax credit carryforwards were $49.1 million and $46.2 million, net of reserves, respectively. If not utilized, federal net operating losses that arose before 2018 and California loss carryforwards will begin to expire from 2030 to 2042, while federal credit and other state loss carryforwards will begin to expire primarily from 2022 to 2041. Federal net operating losses that arise after 2017 and all California tax credits will be carried forward indefinitely.
Under the provisions of §382 of the Internal Revenue Code, a change of control may impose an annual limitation on the amount of the Company’s net operating loss and tax credit carryforwards that can be used to reduce future tax liabilities. Of the Company’s total $615.7 million federal net operating loss carryforwards, approximately $8.1 million was from one of the Company’s acquisitions in 2016. These acquired tax attributes are subject to an annual limitation of $1.7 million per year for federal purposes and will begin to expire in the year 2034, if not utilized.
Uncertain income tax positions. The Company had gross unrecognized tax benefits of $21.3 million, $27.5 million and $27.2 million, as of December 31, 2021, 2020 and 2019, respectively. For fiscal year 2021, 2020 and

GoPro, Inc.
Notes to Consolidated Financial Statements
2019, total unrecognized income tax benefits were $7.3 million, $15.3 million and $12.5 million, respectively, and if recognized, would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward.
These unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions and tax positions based on the Company’s interpretation of certain United States trial and appellate court decisions, which remain subject to appeal and therefore could be overturned in future periods. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months it is possible that up to $0.5 million of uncertain tax positions could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits are as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Balance at January 1	$27,471	$27,178	$32,556
Increase related to current year tax positions	3,081	2,541	250
Increase related to prior year tax positions	3,900	1,681	—
Decrease related to prior year tax positions	(13,122)	(3,929)	(5,628)
Balance at December 31	$21,330	$27,471	$27,178
The Company’s policy is to account for interest and penalties related to income tax liabilities within the provision for income taxes. The balances of accrued interest and penalties recorded in the balance sheets and provision were not material for any period presented.
The Company files income tax returns in the United States and in non-United States jurisdictions. As of December 31, 2021, the Company continues to assert indefinite reinvestment to the extent of any foreign withholding taxes on the undistributed earnings related to these foreign branches. Any foreign withholding tax on these earnings is deemed not to be material.
9. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.

GoPro, Inc.
Notes to Consolidated Financial Statements
The components of net lease cost, which were recorded in operating expenses, were as follows:

	Year ended December 31,
(in thousands)	2021 (1)	2020 (1)	2019 (1)
Operating lease cost (1)	$11,566	$14,815	$17,811
Sublease income	(964)	(526)	(656)
Right-of-use asset impairment cost	—	12,460	—
Net lease cost	$10,602	$26,749	$17,155
(1)    Operating lease cost includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,902	$14,310
Right-of-use assets obtained in exchange for operating lease liabilities	2,475	1,343
Operating lease modifications to decrease right-of-use assets	—	(2,251)

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (in years) - operating leases	4.64	5.53
Weighted-average discount rate - operating leases	6.0%	6.2%

As of December 31, 2021, maturities of operating lease liabilities were as follows:

(in thousands)	December 31, 2021
2022	12,727
2023	12,758
2024	11,748
2025	11,477
2026	11,710
Thereafter	974
Total lease payments	61,394
Less: Imputed interest	(8,603)
Present value of lease liabilities	$52,791
Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of December 31, 2021, future commitments were as follows:

GoPro, Inc.
Notes to Consolidated Financial Statements

(in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Sponsorship commitments	$1,059	$960	$99	$—	$—	$—	$—
Other contractual commitments	65,484	27,052	27,365	11,067	—	—	—
Long-term debt (1)	278,125	128,984	1,797	1,797	145,547	—	—
Total contractual cash obligations	$344,668	$156,996	$29,261	$12,864	$145,547	$—	$—
(1)    The Company's convertible senior notes are due in April 2022 and November 2025. The balances include accrued and unpaid interest as of December 31, 2021. Refer to Note 4 Financing Arrangements.
Legal proceedings and investigations. On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. GoPro filed an inter partes review (IPR) at the United States Patent and Trademark Office. On November 30, 2015, Contour dismissed the Utah action, and Contour IP Holdings LLC (CIPH), a non-practicing entity, re-filed a similar complaint in Delaware. The case was transferred to the Northern District of California in July 2017 (case 3:17-cv-04738) and was stayed pending the IPR proceedings. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019. Due to COVID-19 delays, the trial was delayed several times. Separately, on March 26, 2021, CIPH filed a new lawsuit against Company in the same court (case 3:21-cv-02143), asserting the same patents against certain GoPro products. On May 6, 2021, the Court consolidated the two cases, and trial is set to commence on May 4, 2022. On February 2, 2022, the Court held a hearing on the Company’s motion for summary judgment that the asserted patents are invalid under 35 U.S.C. 101 for claiming unpatentable subject matter, and a decision is pending with the Court. The Company believes that the matters lack merit, and intends to vigorously defend against CIPH.
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of December 31, 2021, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
10. Concentrations of risk and geographic information
Concentration of risk. Financial instruments which potentially subject the Company to concentration of credit risk includes cash and cash equivalents, marketable securities, accounts receivable, and derivative instruments, including the Capped Calls associated with the 2025 Notes. The Company places cash and cash equivalents with high-credit-quality financial institutions; however, the Company maintains cash balances in excess of the FDIC insurance limits. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within management’s expectations. The Company believes its counterparty credit risk related to its derivative instruments is mitigated by transacting with major financial institutions with high credit ratings.

GoPro, Inc.
Notes to Consolidated Financial Statements
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	December 31, 2021	December 31, 2020
Customer A	18%	23%
Customer B	30%	15%
Customer C	*	12%
* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Year ended December 31,
(in thousands)	2021	2020	2019
Accounts receivable sold	$108,636	$99,410	$120,728
Factoring fees	426	678	1,509
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Year ended December 31,
	2021	2020	2019
Customer A	11%	10%	11%
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
Geographic information
Revenue by geographic region was as follows:

	Year ended December 31,			2021 vs 2020	2020 vs 2019
(in thousands)	2021	2020	2019	% Change	% Change
Americas	$607,534	$483,331	$523,975	26%	(8)%
Europe, Middle East and Africa (EMEA)	305,654	218,670	359,187	40	(39)
Asia and Pacific (APAC)	247,896	189,924	311,489	31	(39)
Total revenue	$1,161,084	$891,925	$1,194,651	30%	(25)%
Revenue from the United States, which is included in the Americas geographic region, was $526.5 million, $428.3 million and $429.9 million for 2021, 2020 and 2019, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.

GoPro, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2021 and 2020, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $5.7 million and $6.9 million, respectively.

11. Restructuring charges
Restructuring charges for each period were as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Cost of revenue	$70	$1,201	$54
Research and development	600	8,062	585
Sales and marketing	361	10,684	314
General and administrative	195	5,449	501
Total restructuring charges	$1,226	$25,396	$1,454
Second quarter 2020 restructuring
On April 14, 2020, the Company approved a restructuring to reduce future operating expenses, optimize its business model and address the impact of the COVID-19 pandemic. The restructuring provided for a reduction of the Company’s global workforce by approximately 20% and the consolidation of certain leased office facilities. Under the second quarter 2020 restructuring, the Company recorded restructuring charges of $29.0 million to date, including a $12.5 million right-of-use asset impairment primarily related to its headquarters campus, $7.4 million related to severance, and $9.1 million related to accelerated depreciation and other charges.
The Company ceased using a portion of its headquarters campus in the third quarter of 2020 as part of the second quarter 2020 restructuring. The unused portion of the Company’s headquarters campus has its own identifiable expenses and is not dependent on other parts of the Company, and thus was considered its own asset group. As a result, the Company impaired a part of the carrying value of the related right-of-use asset to its estimated fair value using the discounted future cash flows method. The discounted future cash flows were determined based on future sublease rental rates, future sublease market conditions and a discount rate based on the weighted-average cost of capital. Based on the results of the Company’s assessment, the Company recognized a $12.3 million impairment, which was reflected as a restructuring expense, primarily in the operating expense financial statement line items in the Consolidated Statements of Operations.
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets under the second quarter 2020 restructuring.

GoPro, Inc.
Notes to Consolidated Financial Statements

(in thousands)	Severance	Other	ROU Asset Impairment	Total
Restructuring liability as of December 31, 2019	$—	$—	$—	$—
Restructuring charges	7,287	5,800	12,460	25,547
Cash paid	(7,238)	(1,592)	—	(8,830)
Non-cash reductions	—	(4,169)	(12,460)	(16,629)
Restructuring liability as of December 31, 2020	$49	$39	$—	$88
Restructuring charges	146	3,347	—	3,493
Cash paid	(195)	(3,451)	—	(3,646)
Non-cash reductions	—	99	—	99
Restructuring liability as of December 31, 2021	$—	$34	$—	$34
First quarter 2017 restructuring
On March 15, 2017, the Company approved a restructuring to reduce future operating expenses and further align resources around its long-term business strategy. The restructuring provided for a reduction of the Company’s global workforce by approximately 17% and the consolidation of certain leased office facilities. Under the first quarter 2017 restructuring, the Company recorded restructuring charges of $23.5 million to date, including $10.3 million related to severance, and $13.2 million related to accelerated depreciation and other charges. The actions associated with the first quarter 2017 restructuring were substantially completed by the fourth quarter of 2017.
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities, and other long-term liabilities on the Consolidated Balance Sheets under the first quarter 2017 restructuring.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2019	$—	$4,470	$4,470
Restructuring charges (1)	—	(57)	(57)
Cash paid	—	(3,559)	(3,559)
Restructuring liability as of December 31, 2020	$—	$854	$854
Restructuring charges (1)	—	384	384
Cash paid	—	(1,238)	(1,238)
Restructuring liability as of December 31, 2021	$—	$—	$—
(1)     Includes lease termination charges, which is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets, and totaled $0 million as of December 31, 2021.
12. Subsequent events
On January 27, 2022, the Company’s board of directors authorized the repurchase of up to $100 million of its Class A common stock. Stock repurchases under the program may be made periodically through open market purchases, block trades or otherwise in compliance with all federal and state securities laws and state corporate law and in accordance with the single broker, timing, price, and volume guidelines set forth in Rule 10b-18 under the Securities Exchange Act of 1934, as amended, as such guidelines may be modified by the SEC from time to time. This stock repurchase program has no time limit and may be modified, suspended, or discontinued at any time.
Schedule II
GoPro, Inc.
VALUATION AND QUALIFYING ACCOUNTS

GoPro, Inc.
Notes to Consolidated Financial Statements
For the year ended December 31, 2021, 2020 and 2019

(in thousands)	Balance at Beginning of Year	Charges to Revenue	Charges (Benefits) to Expense	Charges to Other Accounts - Equity	Deductions/Write-offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2021	$492	$—	$393	$—	$(185)	$700
Year ended December 31, 2020	830	—	(24)	—	(314)	492
Year ended December 31, 2019	500	—	616	—	(286)	830
Valuation allowance for deferred tax assets:
Year ended December 31, 2021	$287,276	$—	$(284,551)	$—	$(2,725)	$—
Year ended December 31, 2020	277,693	—	16,762	(7,179)	—	287,276
Year ended December 31, 2019	271,374	—	4,717	1,602	—	277,693

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 related considerations and any impact on the design and operating effectiveness of our internal control over financial reporting.
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

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities authorized for issuance under equity compensation plans. The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2022 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules
1.    Financial Statements
    The financial statements filed as part of this report are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Form 10-K.
2.    Financial Statement Schedules
    The financial statement schedule filed in response to Part II, Item 8 and Part IV, Item 15(c) of this Form 10-K is listed under Part II, Item 8 on the Index to Consolidated Financial Statements.
3.    Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Restated Certificate of Incorporation of the Registrant, with Certificate of Change of Registered Agent and/or Registered Office	10-K	001-36514	3.01	February 15, 2019
3.02	Amended and Restated Bylaws of the Registrant.	S-1	333-200038	3.02	November 10, 2014
4.01	Form of Registrant’s Class A common stock certificate.	S-1	333-196083	4.01	May 19, 2014
4.08	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-36514	4.08	February 14, 2020
10.01*	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-196083	10.01	May 19, 2014
10.02*	Form of Change in Control Severance Agreement.	S-1	333-196083	10.09	May 19, 2014
10.03*	2010 Equity Incentive Plan, as amended, and form of stock option agreement and restricted stock unit agreement.	S-1	333-196083	10.02	May 19, 2014
10.04*	2014 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-36514	10.03	July 29, 2016
10.05*	2014 Employee Stock Purchase Plan and forms thereunder.	S-1/A	333-196083	10.04	June 11, 2014
10.06*	Executive Severance Policy.	10-K	001-36514	10.06	February 15, 2019
10.07*	Employment Letter to Nicholas Woodman from the Registrant, dated June 2, 2014.	S-1/A	333-196083	10.16	June 11, 2014
10.08*	Waiver Agreement dated January 1, 2018 by and between Nicholas Woodman and the Registrant.	10-K	001-36514	10.17	February 16, 2018
10.09*	Offer Letter to Eve Saltman from the Registrant, dated March 7, 2018.	10-Q	001-36514	10.02	May 4, 2018
10.10*	Offer Letter to Brian McGee from the Registrant, dated September 3, 2015.	10-K	001-36514	10.12	February 16, 2017
10.11*	Offer Letter to Aimee Lapic from the Registrant, dated March 26, 2020.	10-K	001-36514	10.11	February 12, 2021
10.13	Office Lease Agreement, dated as of November 1, 2011, by and between Locon San Mateo, LLC and the Registrant, as amended, and other leases for the Registrant’s headquarters.	S-1	333-196083	10.12	May 19, 2014
10.14	Eighth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated February 24, 2016.	10-K	001-36514	10.15	February 16, 2017
10.15	Ninth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated August 3, 2016.	10-K	001-36514	10.16	February 16, 2017

10.16	Credit Agreement by and among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A. dated March 25, 2016.	10-Q	001-36514	10.17	May 6, 2016
10.17	Forward Stock Purchase Transaction, dated April 6, 2017, between the Company and JPMorgan Chase Bank, National Association.	8-K	001-36514	10.1	April 7, 2017
10.18	First Amendment, dated August 12, 2016, to Office Lease Agreement dated November 1, 2011, between the Company and RAR2-Clearview Business Park Owner, LLC.	10-Q	001-36514	10.02	August 4, 2017
10.19	Tenth amendment to Office Lease Agreement by and between HG Clearview Owner LLC and the Registrant, dated April 30, 2019	10-Q	001-36514	10.01	May 10, 2019
10.20	Amendment No. 1, dated June 28, 2019, to Credit Agreement by and among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A. dated March 25, 2016	10-K	001-36514	10.20	February 14, 2020
10.21	Amendment No. 2, dated September 27, 2019, to Credit Agreement by and among Registrant, the Lenders party thereto and JPMorgan Chase Bank, N.A. dated March 25, 2016	10-K	001-36514	10.21	February 14, 2020
10.22	Credit Agreement by and among Registrant, the Lenders party thereto and Wells Fargo Bank, National Association, N.A. dated January 22, 2021. Credit Agreement by and among Registrant, the Lenders party thereto and Wells Fargo Bank, National Association, N.A. dated January 22, 2021.	10-K	001-36514	10.22	February 12, 2021
10.23	Indenture, dated as of April 12, 2017, between the Company and Wells Fargo Bank, National Association (including the form of 3.50% Convertible Senior Notes due 2022)	8-K	001-36514	4.1	April 12, 2017
10.24	Indenture, dated as of November 24, 2020, between the Company and Wells Fargo Bank, National Association (including the form of 1.25% convertible senior notes due 2025)	8-K	001-36514	4.1	November 24, 2020
10.25	Sub-Lease Agreement, dated as of October 14, 2021, by and between Skydio and the Registrant, for the Registrant’s headquarters’ buildings E and F.	10-K	001-36514	10.25	February 11, 2022	X
21.01	List of Subsidiaries.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL For the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X

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

GoPro, Inc.
(Registrant)

Dated:	February 11, 2022	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	February 11, 2022	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	February 11, 2022	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)

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

	Name	Title	Date

By:	/s/ Nicholas Woodman	Chief Executive Officer and Chairman	February 11, 2022
	Nicholas Woodman	(Principal Executive Officer)

By:	/s/ Brian McGee	Chief Financial Officer and Chief Operating Officer	February 11, 2022
	Brian McGee	(Principal Financial and Accounting Officer)

By:	/s/ Tyrone Ahmad-Taylor	Director	February 11, 2022
Tyrone Ahmad-Taylor

By:	/s/ Kenneth Goldman	Director	February 11, 2022
Kenneth Goldman

By:	/s/ Peter Gotcher	Director	February 11, 2022
Peter Gotcher

By:	/s/ Shaz Kahng	Director	February 11, 2022
Shaz Kahng

By:	/s/ James Lanzone	Director	February 11, 2022
James Lanzone

By:	/s/ Alexander Lurie	Director	February 11, 2022
Alexander Lurie

By:	/s/ Susan Lyne	Director	February 11, 2022
Susan Lyne

By:	/s/ Frederic Welts	Director	February 11, 2022
Frederic Welts

By:	/s/ Lauren Zalaznick	Director	February 11, 2022
Lauren Zalaznick