Form 10-Q
period 2022-03-31
GoPro, Inc.
filed 2022-05-05
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2022, 131,016,229 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special Note About Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. Forward-looking statements include, but are not limited to, plans to expand and improve product offerings, our ability to maintain the value and reputation of our brand and protect our intellectual property and proprietary rights, projections of results of operations, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, and the challenges and risks faced by our international operations, the continuing impact of COVID-19 and the economic recovery therefrom on our business, operations, liquidity and capital resources, employees, customers, supply chain, financial results, inflation, currency fluctuations and the world economy, and the scope and duration thereof, plans to settle note conversion in cash, our ability to attract, engage and retain qualified personnel; any changes to trade agreements, trade policies, tariffs, and import/export regulations, the fact that a small number of retailers and distributors account for a substantial portion of our revenue and our level of business with them could be significantly reduced; our transition away from some distributors and retailers, the outcome of pending or future litigation and legal proceedings and any discussion of the trends and other factors that drive our business and future results in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q, including but not limited to Item 1A Risk Factors. In particular, the consequences of the COVID-19 pandemic to economic conditions and the industry in general, and the financial position and operating results of the Company in particular have been material, and changing rapidly, and cannot be predicted. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$305,319	$401,087
Marketable securities	144,616	137,830
Accounts receivable, net	70,574	114,221
Inventory	119,396	86,409
Prepaid expenses and other current assets	26,869	42,311
Total current assets	666,774	781,858
Property and equipment, net	17,294	19,003
Operating lease right-of-use assets	25,642	27,320
Goodwill	146,459	146,459
Other long-term assets	289,772	285,239
Total assets	$1,145,941	$1,259,879

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$82,925	$171,545
Accrued expenses and other current liabilities	96,591	128,572
Short-term operating lease liabilities	9,859	9,819
Deferred revenue	43,914	42,505
Short-term debt	124,963	122,391
Total current liabilities	358,252	474,832
Long-term taxes payable	7,790	7,319
Long-term debt	140,304	111,289
Long-term operating lease liabilities	40,203	43,025
Other long-term liabilities	6,606	7,500
Total liabilities	553,155	643,965

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 130,787 and 129,815 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,458 and 26,659 shares issued and outstanding, respectively	935,674	1,008,872
Treasury stock, at cost, 11,830 and 10,710 shares, respectively	(123,613)	(113,613)
Accumulated deficit	(219,275)	(279,345)
Total stockholders’ equity	592,786	615,914
Total liabilities and stockholders’ equity	$1,145,941	$1,259,879
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2022	2021
Revenue	$216,705	$203,680
Cost of revenue	126,229	124,984
Gross profit	90,476	78,696
Operating expenses:
Research and development	31,598	32,430
Sales and marketing	35,373	35,790
General and administrative	15,343	13,988
Total operating expenses	82,314	82,208
Operating income (loss)	8,162	(3,512)
Other income (expense):
Interest expense	(2,209)	(5,880)
Other income (expense), net	(319)	443
Total other expense, net	(2,528)	(5,437)
Income (loss) before income taxes	5,634	(8,949)
Income tax expense (benefit)	(51)	1,219
Net income (loss)	$5,685	$(10,168)

Net income (loss) per share:
Basic	$0.04	$(0.07)
Diluted	$0.04	$(0.07)

Shares used to compute net income (loss) per share:
Basic	156,864	152,181
Diluted	188,737	152,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2022	2021
Operating activities:
Net income (loss)	$5,685	$(10,168)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,302	3,534
Non-cash operating lease cost	1,678	920
Stock-based compensation	9,836	8,869
Deferred income taxes	2,931	(2)
Non-cash restructuring charges	—	(99)
Non-cash interest expense	—	3,433
Other	1,004	112
Changes in operating assets and liabilities:
Accounts receivable, net	43,501	37,998
Inventory	(32,987)	(13,919)
Prepaid expenses and other assets	14,925	(3,537)
Accounts payable and other liabilities	(123,247)	(56,132)
Deferred revenue	965	3,499
Net cash used in operating activities	(73,407)	(25,492)

Investing activities:
Purchases of property and equipment, net	(520)	(1,068)
Purchases of marketable securities	(23,111)	—
Maturities of marketable securities	15,900	—
Net cash used in investing activities	(7,731)	(1,068)

Financing activities:
Proceeds from issuance of common stock	2,599	2,998
Taxes paid related to net share settlement of equity awards	(7,175)	(6,246)
Repurchase of outstanding common stock	(10,000)	—
Net cash used in financing activities	(14,576)	(3,248)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54)	(1,092)
Net change in cash, cash equivalents and restricted cash	(95,768)	(30,900)
Cash, cash equivalents and restricted cash at beginning of period	401,087	327,654
Cash, cash equivalents and restricted cash at end of period	$305,319	$296,754
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2020	151,119	$980,147	$(113,613)	$(650,516)	$216,018
Common stock issued under employee benefit plans, net of shares withheld for tax	2,214	2,998	—	—	2,998
Taxes paid related to net share settlements	—	(6,246)	—	—	(6,246)
Stock-based compensation expense	—	8,869	—	—	8,869
Net loss	—	—	—	(10,168)	(10,168)
Balances at March 31, 2021	153,333	$985,768	$(113,613)	$(660,684)	$211,471

Balances at December 31, 2021	156,474	$1,008,872	$(113,613)	$(279,345)	$615,914
Common stock issued under employee benefit plans, net of shares withheld for tax	1,891	2,371	—	—	2,371
Taxes paid related to net share settlements		(7,175)	—	—	(7,175)
Stock-based compensation expense		9,836	—	—	9,836
Repurchase of outstanding common stock	(1,120)	—	(10,000)	—	(10,000)
Cumulative effect of adoption of new accounting standard (Note 1)		(78,230)	—	54,385	(23,845)
Net income	—	—	—	5,685	5,685
Balances at March 31, 2022	157,245	$935,674	$(123,613)	$(219,275)	$592,786
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. and its subsidiaries (GoPro or the Company) make it easy for the world to capture and share itself in immersive and exciting ways, helping people get the most out of their photos and videos. The Company is committed to developing solutions that create an easy, seamless experience for consumers to capture, create, manage and share engaging personal content. To date, the Company’s cameras, mountable and wearable accessories, and subscription and service have generated substantially all of its revenue. The Company sells its products globally on its website, and through retailers and wholesale distributors. The Company’s global corporate headquarters are located in San Mateo, California.
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for financial information set forth in the Accounting Standards Codification “ASC”, as published by the Financial Accounting Standards Board “FASB”, and with the applicable rules and regulations of the Securities and Exchange Commission “SEC”. The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30.
The Company’s operating results, financial position and cash flows for fiscal year 2021 were negatively impacted by the COVID-19 pandemic. As the global impact of the pandemic continued to evolve in 2021, the Company utilized its direct-to-consumer sales channel strategy to maximize its reach to customers. This action, along with a reduction in on-going operating expenses, helped accelerate its ability to achieve consistent profitability in 2021.
The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected in future periods. The Condensed Consolidated Balance Sheet at December 31, 2021, has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2021.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This accounting standard update, which was adopted effective January 1, 2022, has a significant impact on the ongoing accounting of the 2022 and 2025 Convertible Senior Notes. Due to the adoption of this accounting standard update under the modified retrospective method, prior periods were not restated. Refer to section “Recent Accounting Standards” below for additional details on the adoption of this accounting standard update. There have been no other material changes in the Company’s critical accounting policies and estimates from those disclosed in its Annual Report.
Principles of consolidation. These condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition and the allocation of the transaction price (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), fair value of convertible senior notes, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The extent and continued impact of COVID-19 has been taken into account by management in making the significant assumptions and estimates related to the above; however, if the duration and spread of the outbreak, the impact

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
on the Company’s customers, and the effect on the Company’s contract manufacturers, vendors and supply chains is different from the Company’s estimates and assumptions, then actual results could differ materially. Given the uncertainty with respect to COVID-19, the Company’s estimates and assumptions may evolve as conditions change. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the Condensed Consolidated Statements of Comprehensive Income (Loss) have been omitted.
Revenue recognition. The Company derives substantially all of its revenue from the sale of cameras, mounts, accessories, subscription and service, and implied post contract support to customers. The transaction price recognized as revenue represents the consideration the Company expects to be entitled to and is primarily comprised of product revenue, net of returns and variable consideration, which includes sales incentives provided to customers.
The Company’s camera sales contain multiple performance obligations that can include the following four separate obligations: a) a camera hardware component (which may be bundled with hardware accessories) and the embedded firmware essential to the functionality of the camera component delivered at the time of sale, b) a subscription and service, c) the implied right for the customer to receive post contract support after the initial sale (PCS), and d) the implicit right to the Company’s downloadable free apps and software solutions. The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email, chat and telephone support.
The Company recognizes revenue from its sales arrangements when control of the promised goods or services are transferred to its customers, in an amount that reflects the amount of consideration expected to be received in exchange for the transferred goods or services. For the sale of hardware products, including related firmware and free software solutions, revenue is recognized when transfer of control occurs at a point in time, which generally is at the time the hardware product is shipped and collection is considered probable. For customers who purchase products directly from GoPro.com, the Company retains a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. For PCS, revenue is recognized ratably over 24 months, which represents the estimated service period based on historical experience. For subscriptions, revenue is recognized ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue.
For the Company’s camera sale arrangements with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable price at which the Company separately sells its products, subscriptions, and services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling prices considering market conditions and entity-specific factors. For example, the standalone selling price for PCS is determined based on a cost-plus approach, which incorporates the level of support provided to customers, estimated costs to provide support, and the amount of time and costs that are allocated to efforts to develop the undelivered elements.
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
Deferred revenue as of March 31, 2022 and December 31, 2021, includes amounts related to the Company’s subscription and service. The Company’s short-term and long-term deferred revenue balances totaled $49.4

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
million and $48.5 million as of March 31, 2022 and December 31, 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized $16.6 million and $10.2 million of revenue that was included in the deferred revenue balance as of December 31, 2021 and 2020, respectively.
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
Standards that were adopted
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) ASU No. 2020-06
This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock, (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification, and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share “EPS” for convertible instruments by using the if-converted method. Companies are allowed to adopt this standard via either a modified retrospective method of transition or a fully retrospective method of transition. Under the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption.
January 1, 2022
The Company adopted ASU 2020-06 using the modified retrospective transition method. As a result, prior period numbers were not restated.

Upon adoption, the Company recorded a net decrease to opening additional paid-in-capital of $78.2 million, with the impact primarily related to the reclassification of Senior Convertible Notes conversion feature’s fair value from additional paid-in-capital to short-term and long-term debt. Additionally, the Company recorded a decrease to opening accumulated deficit of approximately $47.1 million, with the impact related to the reclassification of the previously amortized debt discount and deferred financing costs. After adoption, the Company saw a reduction in its reported interest expense. In addition, the Company recorded a reversal of U.S. deferred tax liabilities (net) of $7.3 million, resulting in an additional corresponding decrease to opening accumulated deficit. The Company adopted the use of the if-converted method for calculating diluted earnings per share for its Senior Convertible Notes, which 1) resulted in an increase in weighted-average diluted shares outstanding, and 2) allowed for the adding back of the after-tax impact of interest charges for the period to the numerator.

Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	March 31, 2022			December 31, 2021
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$201,425	$—	$201,425	$183,304	$—	$183,304
Total cash equivalents	$201,425	$—	$201,425	$183,304	$—	$183,304
Marketable securities:
Commercial paper	$—	$66,609	$66,609	$—	$72,323	$72,323
Corporate debt securities	—	34,840	34,840	—	41,108	41,108
Government securities	—	43,167	43,167	—	24,399	24,399
Total marketable securities	$—	$144,616	$144,616	$—	$137,830	$137,830
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $103.9 million as of March 31, 2022 and $217.8 million as of December 31, 2021.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of March 31, 2022 were all less than one year in duration. At March 31, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At March 31, 2022 and December 31, 2021, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (2022 Notes). In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 4 Financing arrangements). The estimated fair value of the 2022 Notes and 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2022 Notes and 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the 2022 Notes was $125.0 million and $132.4 million as of March 31, 2022 and December 31, 2021, respectively, while the calculated fair value of the 2025 Notes was $166.1 million and $189.0 million as of March 31, 2022 and December 31, 2021, respectively. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the 2025 Notes only. The 2022 Notes are not highly impacted by the Company’s stock price given the close proximity between the end of Q1 2022 and the maturity date.
On April 15, 2022, the Company repaid $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
3. Condensed consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	March 31, 2022	December 31, 2021
Components	$30,823	$10,761
Finished goods	88,573	75,648
Total inventory	$119,396	$86,409
Property and equipment, net

(in thousands)	March 31, 2022	December 31, 2021
Leasehold improvements	$33,764	$33,764
Production, engineering and other equipment	46,264	45,641
Tooling	11,743	13,537
Computers and software	21,078	20,771
Furniture and office equipment	5,613	5,614
Tradeshow equipment and other	1,970	1,970
Construction in progress	31	480
Gross property and equipment	120,463	121,777
Less: Accumulated depreciation and amortization	(103,169)	(102,774)
Property and equipment, net	$17,294	$19,003

Other long-term assets

(in thousands)	March 31, 2022	December 31, 2021
Point of purchase (POP) displays	$2,220	$2,509
Long-term deferred tax assets	278,760	274,430
Deposits and other	8,777	8,238
Intangible assets, net	15	62
Other long-term assets	$289,772	$285,239
Intangible assets are comprised of purchased technology, which have a useful life between 20-72 months, and an indefinite life asset. Amortization expense was $0.1 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, all of the Company’s purchased technology intangible assets were fully amortized.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Accrued expenses and other current liabilities

(in thousands)	March 31, 2022	December 31, 2021
Accrued liabilities	$29,028	$34,989
Accrued sales incentives	27,485	34,117
Employee related liabilities	7,647	19,024
Return liability	6,472	9,263
Warranty liability	7,691	8,268
Inventory received	4,633	7,169
Customer deposits	2,330	2,760
Purchase order commitments	2,238	1,369
Other	9,067	11,613
Accrued expenses and other current liabilities	$96,591	$128,572

Product warranty

	Three months ended March 31,
(in thousands)	2022	2021
Beginning balance	$8,842	$8,523
Charged to cost of revenue	2,885	2,655
Settlement of warranty claims	(3,715)	(3,726)
Warranty liability	$8,012	$7,452
At March 31, 2022 and December 31, 2021, $7.7 million and $8.3 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.3 million and $0.5 million, respectively, was recorded as a component of other long-term liabilities.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
At March 31, 2022, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement. The Company has made no borrowings from the 2021 Credit Facility to date, however, there is an outstanding letter of credit of $5.2 million for certain duty related requirements. This was not collateralized by any cash on hand.
2022 Convertible Notes
In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 (2022 Notes). The 2022 Notes are senior, unsecured obligations of GoPro with a maturity date of April 15, 2022. The 2022 Notes can be converted into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 94.0071 shares of Class A common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. The Company has historically paid interest on the 2022 Notes semi-annually in arrears on April 15 and October 15 of each year.

The indenture did not allow for early redemption of the 2022 Notes by the Company ,and no sinking fund was provided for the 2022 Notes. The indenture included customary terms and covenants, including certain events of default after which the 2022 Notes may be due and payable immediately.
Holders had the option to convert the 2022 Notes in multiples of $1,000 principal amount at any time prior to January 15, 2022, but only in the following circumstances:
•during any calendar quarter beginning after the calendar quarter ending on September 30, 2017, if the last reported sale price of Class A common stock for at least 20 trading days (whether or not consecutive) during the last 30 consecutive trading days of the immediately preceding fiscal quarter was greater than or equal to 130% of the conversion price of the 2022 Notes on each applicable trading day;
•during the five-business day period following any five consecutive trading day period in which the trading price for the 2022 Notes was less than 98% of the product of the last reported sale price of Class A common stock and the conversion rate for the 2022 Notes on each such trading day; or
•upon the occurrence of specified corporate events.

During the three months ended March 31, 2022 and 2021, the preceding conditions allowing holders of the 2022 Notes to early convert were not met.
At any time on or after January 15, 2022 until the second scheduled trading day immediately preceding the maturity date of the 2022 Notes on April 15, 2022, a holder could convert its 2022 Notes, in multiples of $1,000 principal amount. Holders of the 2022 Notes who converted their 2022 Notes in connection with a make-whole fundamental change (as defined in the indenture) were, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders would, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
ended March 31, 2022, these conditions allowing holders of the 2022 Notes to convert were not met.
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
In connection with the 2022 Notes offering, the Company entered into a prepaid forward stock repurchase transaction (Prepaid Forward) with a financial institution (Forward Counterparty). Pursuant to the Prepaid Forward, the Company used approximately $78.0 million of the net proceeds from the offering of the 2022 Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s Class A common stock underlying the Prepaid Forward was approximately 9.2 million. The original expiration date for the Prepaid Forward was April 15, 2022, with the option for early settlement in whole or in part. Upon settlement of the Prepaid Forward, the Forward Counterparty would deliver to the Company the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the Condensed Consolidated Balance Sheets (and not outstanding for purposes of the calculation of basic and diluted income (loss) per share), but remained outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivers the shares underlying the Prepaid Forward to the Company.
In the fourth quarter of 2020, 8.8 million shares out of the 9.2 million shares of Class A common stock underlying the Prepaid Forward were early settled and delivered to the Company. In April 2021, the remaining 0.4 million shares of Class A common stock underlying the Prepaid Forward were early settled and delivered to the Company. There was no financial statement impact due to the return of shares; however, shares outstanding for corporate law purposes were reduced by the early settlement.
On April 15, 2022, the Company repaid $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date. Since the Company’s average stock price did not exceed the initial conversion price of $10.64 of the 2022 Notes, there was no further dilution.
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
The Company may redeem all or any portion of the 2025 Notes on or after November 20, 2023 for cash if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
the Company provides the redemption notice, at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued interest and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the 2025 Notes. The indenture includes customary terms and covenants, including certain events of default after which the 2025 Notes may be due and payable immediately.
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
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended March 31, 2022, the conditions allowing holders of the 2025 Notes to convert were not met.
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
Accounting for the 2022 and 2025 Convertible Notes
Pre adoption of ASU 2020-06
The 2022 and 2025 Convertible Notes were separated into liability and equity components for accounting purposes. The carrying amounts of the liability component were initially calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amounts of the equity component

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
representing the conversion option were determined by deducting the fair value of the liability component from the par value of the respective Convertible Senior Notes. This difference represents the debt discount that was amortized to interest expense over the respective terms of the 2022 Notes and 2025 Notes using the effective interest rate method. Upon issuance, the carrying amounts of the liability component from the issuance of the 2022 Notes and the 2025 Notes of $128.3 million and $106.9 million, respectively were recorded in long-term debt on the Condensed Consolidated Balance Sheets. The carrying amounts of the equity component representing the conversion option was determined to be $46.7 million and $36.9 million for the 2022 Notes and 2025 Notes, respectively, upon issuance. The equity component was recorded in additional paid-in-capital and is not remeasured so long as it continued to meet the conditions for equity classification.
The liability component was accreted up to the face value of the 2022 Notes of $175.0 million and 2025 Notes of $143.8 million, which resulted in additional non-cash interest expense being recognized in the Condensed Consolidated Statements of Operations. The accretion of the 2022 Notes and 2025 Notes to par to long-term debt was amortized into interest expense over the term of the 2022 Note and 2025 Notes using an effective interest rate of approximately 10.5% and 7.5%, respectively.
In accounting for the debt issuance costs of $5.7 million and $4.7 million related to the 2022 Notes and 2025 Notes, respectively, the Company allocated each of the total amounts incurred to the liability and equity components of the 2022 Notes and 2025 Notes based on their relative values. Issuance costs attributable to the liability component of the 2022 Notes were $4.2 million upon issuance and were amortized, along with the debt discount, to interest expense over the contractual term of the 2022 Notes at an effective interest rate of 10.5%. Issuance costs attributable to the liability component of the 2025 Notes were $3.5 million upon issuance and were amortized, along with the debt discount, to interest expense over the contractual term of the 2025 Notes at an effective interest rate of 7.5%. Issuance costs attributable to the equity component were $1.5 million and $1.2 million for the 2022 Notes and 2025 Notes, respectively, and were netted against the equity component representing the conversion option in additional paid-in-capital.
Post adoption of ASU 2020-06
On January 1, 2022, the Company adopted ASU 2020-06 based on the modified retrospective transition method. Under such transition, prior-period information has not been retrospectively adjusted. Upon adoption of ASU 2020-06, the Company is no longer recording the conversion feature of its 2022 Notes and 2025 Notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together are now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of debt issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Accordingly, the Company recorded a decrease to additional paid-in-capital of $78.2 million, a decrease to accumulated deficit of $47.1 million, and an increase to the 2022 Notes and 2025 Notes of $2.3 million and $28.8 million, respectively. In addition, the Company recorded the reversal of U.S. deferred tax liabilities (net) of $7.3 million associated with the 2022 Notes and 2025 Notes upon the adoption of ASU 2020-06, with a corresponding decrease to accumulated deficit for the same amount.
As of March 31, 2022 and December 31, 2021, the outstanding principal on the 2022 Notes was $125.0 million, the unamortized debt discount was zero and $2.4 million, respectively, the unamortized debt issuance cost was $0.1 million and $0.2 million, respectively, and the net carrying amount of the liability was $124.9 million and $122.4 million, respectively, which was recorded as short-term debt within the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2022, and 2021, the Company recorded interest expense of $1.1 million and $1.1 million, respectively, for contractual coupon interest, and zero and $1.9 million, respectively, for amortization of the debt discount. For the three months ended March 31, 2022 and 2021, the Company recorded $0.2 million and $0.1 million for amortization of debt issuance costs, respectively.
As of March 31, 2022 and December 31, 2021, the outstanding principal on the 2025 Notes was $143.8 million, the unamortized debt discount was zero and $29.7 million, respectively, the unamortized debt issuance cost was $3.4 million and $2.7 million, respectively, and the net carrying amount of the liability was $140.3 million and $111.3 million, respectively, which was recorded as long-term debt within the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2022 and 2021, the Company recorded interest expense of $0.4 million and $0.4 million for contractual coupon interest, $0.2 million and $0.2 million for amortization of debt issuance costs, and zero and $1.6 million for amortization of the debt discount.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
5. Stockholders' equity
Stock Repurchase Program. On January 27, 2022, the Company’s board of directors authorized the repurchase of up to $100 million of its Class A capital stock. Stock repurchases under the program may be made periodically using a variety of methods, including without limitation, open market purchases, block trades or otherwise in compliance with all federal and state securities laws and state corporate law and in accordance with the single broker, timing, price, and volume guidelines set forth in Rule 10b-18 under the Securities Exchange Act of 1934, as amended, as such guidelines may be modified by the SEC from time to time. This stock repurchase program has no time limit and may be modified, suspended, or discontinued at any time. The Company currently intends to hold its repurchased shares as treasury stock.
As of March 31, 2022, the remaining amount of share repurchases under the program was $90 million. The following table summarizes share repurchases during the three months ended March 31, 2022. There were no share repurchases during the three months ended March 31, 2021.

Three months ended March 31, 2022
(in thousands, except per share data)
Shares repurchased	1,120
Average price per share	$8.93
Value of shares repurchased	$10,000

6. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within ten years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2014 Plan generally vest over three years based upon continued service and the Company achieving certain financial and operating targets, and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. For additional information regarding the Company’s equity incentive plans, refer to the 2021 Annual Report.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Stock options
A summary of the Company’s stock option activity for the three months ended March 31, 2022 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	3,080	$9.18	5.92	$8,735
Granted	321	8.70
Exercised	(20)	5.93
Forfeited/Cancelled	(22)	13.95
Outstanding at March 31, 2022	3,359	$9.12	6.10	$4,914

Vested and expected to vest at March 31, 2022	3,359	$9.12	6.10	$4,914
Exercisable at March 31, 2022	2,273	$10.38	4.87	$2,636
The aggregate intrinsic value of the stock options outstanding as of March 31, 2022 represents the value of the Company’s closing stock price on March 31, 2022 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the three months ended March 31, 2022 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2021	8,714	$6.52
Granted	2,988	9.01
Vested	(1,990)	5.92
Forfeited	(238)	7.17
Non-vested shares at March 31, 2022	9,474	$7.42
Performance stock units
A summary of the Company’s PSU activity for the three months ended March 31, 2022 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2021	1,134	$6.68
Granted	604	8.70
Vested	(352)	7.09
Forfeited	—	—
Non-vested shares at March 31, 2022	1,386	$7.46
Employee stock purchase plan. For the three months ended March 31, 2022 and 2021, the Company issued 0.3 million and 0.5 million shares under its ESPP, respectively, at weighted-average prices of $7.70 and $4.15, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options granted and ESPP issuance is estimated using the Black-Scholes option pricing model. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its 2021 Annual Report.
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2022	2021
Cost of revenue	$447	$429
Research and development	4,158	4,136
Sales and marketing	2,123	1,865
General and administrative	3,108	2,439
Total stock-based compensation expense	$9,836	$8,869
The income tax benefit related to stock-based compensation expense was $2.2 million for the three months ended March 31, 2022. The income tax benefit related to stock-based compensation expense was zero for the three months ended March 31, 2021 due to a full valuation allowance on the Company’s United States net deferred tax assets. See Note 8, Income taxes, for additional details.
At March 31, 2022, total unearned stock-based compensation of $71.5 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 2.13 years.
7. Net income (loss) per share
The following table presents the calculations of basic and diluted net income (loss) per share:

	Three months ended March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net income (loss) - Basic	$5,685	$(10,168)
Interest on convertible notes, income tax effected	1,521	—
Net income (loss) - Diluted	7,206	(10,168)

Denominator:
Weighted-average common shares - basic for Class A and Class B common stock	156,864	152,181
Effect of dilutive securities	31,873	—
Weighted-average common shares - diluted for Class A and Class B common stock	188,737	152,181

Net income (loss) per share
Basic	$0.04	$(0.07)
Diluted	$0.04	$(0.07)

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2022	2021
Stock-based awards	4,256	15,750
Shares related to convertible senior notes	—	194
Total anti-dilutive securities	4,256	15,944
Prior to the adoption of ASU 2020-06, the Company calculated the potential dilutive effect of its 2022 Notes and 2025 Notes under the treasury stock method. As a result, only the amount by which the conversion value exceeded the aggregate principal amount of the 2022 Notes and 2025 Notes (the “conversion spread”) was considered in the diluted net income (loss) per share computation. The conversion spread was dilutive in periods of net income when the average market price of the Company’s Class A common stock for a given reporting period exceeded the initial conversion prices of $10.64 and $9.3285 per share for the 2022 Notes and 2025 Notes, respectively. The shares included in total anti-dilutive shares relate to the 2025 Notes and were calculated based on the average market price of the Company’s Class A Common Stock for the three months ended March 31, 2021. The initial conversion price of the 2022 Notes was greater than the average market price of the Company’s Class A Common Stock for the three months ended March 31, 2021 and as such, had no impact on anti-dilutive or dilutive share calculations. Upon conversion of the 2025 Notes, there will be no economic dilution until the average market price of the Company’s Class A common stock exceeds the cap price of $12.0925 per share, as exercise of the Capped Calls offset any dilution from the 2025 Notes from the initial conversion price up to the cap price. The Capped Calls are excluded from diluted net income per share as they would be anti-dilutive.
The Company’s 2022 Notes mature on April 15, 2022 and the 2025 Notes mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing arrangements. The 2022 Notes and 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the 2022 Notes is 20.6 million shares of Class A common stock and 20.8 million shares of Class A common stock upon conversion of the 2025 Notes. On April 15, 2022, the Company repaid $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date. The repayment of the 2022 Notes did not have an impact on earnings per share for the periods ended March 31, 2022 and March 31, 2021.
Additionally, the calculation of weighted-average shares outstanding for the three months ended March 31, 2021 excludes approximately 9.2 million shares effectively repurchased and held in treasury stock on the Condensed Consolidated Balance Sheets as a result of the Prepaid Forward transaction entered into in connection with the 2022 Note offering.
Upon the adoption of ASU 2020-06 on January 1, 2022, the Company calculated the potential dilutive effect of its 2022 Notes and 2025 Notes under the if-converted method. Under the if-converted method, diluted net income (loss) per share was determined by assuming that all of the 2022 Notes and the 2025 Notes were converted into shares of the Company’s common stock at the beginning of the reporting period. In addition, interest charges on the 2022 Notes and 2025 Notes, which includes both coupon interest and the amortization of debt issuance costs, were added back to the numerator on an after-tax effected basis.
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

	Three months ended March 31,
(dollars in thousands)	2022	2021
Income tax expense (benefit)	$(51)	$1,219
The Company recorded an income tax benefit of $0.1 million for the three months ended March 31, 2022, on pre-tax net income of $5.6 million. The Company’s income tax benefit for the three months ended March 31, 2022, was composed of $1.4 million of tax expense incurred on pre-tax income, and discrete items that primarily included $1.4 million of net excess tax benefit for employee stock-based compensation.
For the three months ended March 31, 2021, the Company recorded an income tax expense of $1.2 million on a pre-tax net loss of $8.9 million. The Company’s income tax expense for the three months ended March 31, 2021 was composed of $1.3 million of tax expense incurred on pre-tax net income, and discrete items that primarily included $1.8 million of net excess tax benefit for employee stock-based compensation and $0.2 million tax benefit related to foreign provision to return adjustments, partially offset by a net increase in the valuation allowance of $2.0 million.
At March 31, 2022 and December 31, 2021, the Company’s gross unrecognized tax benefits were $21.8 million and $21.3 million, respectively. If recognized, $7.9 million of these unrecognized tax benefits (net of United States federal benefit) at March 31, 2022 would reduce income tax expense. The unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months, it is possible that up to $0.5 million of uncertain tax position could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
9. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The components of net lease cost, which were recorded in operating expenses, were as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Operating lease cost (1)	$2,850	$3,096
Sublease income	(731)	(133)
Net lease cost	$2,119	$2,963
(1)    Operating lease cost includes variable lease costs, which are immaterial.
Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,777	$3,690
Right-of-use assets obtained in exchange for operating lease liabilities	—	821

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years) - operating leases	4.43	4.64
Weighted-average discount rate - operating leases	6.1%	6.0%

As of March 31, 2022, maturities of operating lease liabilities were as follows:

(in thousands)	March 31, 2022
2022 (remaining 9 months)	9,205
2023	12,758
2024	11,748
2025	11,477
2026	11,710
Thereafter	974
Total lease payments	57,872
Less: Imputed interest	(7,803)
Present value of lease liabilities	$50,069

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of March 31, 2022, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $348.5 million.
Legal proceedings and investigations. On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. GoPro filed an inter partes review (IPR) at the United States Patent and Trademark Office. On November 30, 2015, Contour dismissed the Utah action, and Contour IP Holdings LLC (CIPH), a non-practicing entity, re-filed a similar complaint in Delaware. The case was transferred to the Northern District of California in July 2017 (case 3:17-cv-04738) and was stayed pending the IPR proceedings. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019. Due to COVID-19 delays, the trial was delayed several times. Separately, on March 26, 2021, CIPH filed a new lawsuit against Company in the same court (case 3:21-cv-02143), asserting the same patents against certain GoPro products. The Court granted Company’s motion for summary judgment that the asserted patents are invalid under 35 U.S.C. 101 for claiming unpatentable subject matter on March 4, 2022, and entered judgment in favor of Company and against CIPH on March 15, 2022. CIPH filed a notice of appeal on April 13, 2022. The Company believes that the matters lack merit, and intends to vigorously defend against CIPH.
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of March 31, 2022, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	March 31, 2022	December 31, 2021
Customer A	17%	18%
Customer B	19%	30%
Customer C	13%	*
* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended March 31,
(in thousands)	2022	2021
Accounts receivable sold	$23,949	$30,734
Factoring fees	53	207
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended March 31,
	2022	2021
Customer A	*	11%
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
Geographic information
Revenue by geographic region was as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Americas	$102,583	$106,638
Europe, Middle East and Africa (EMEA)	61,531	49,803
Asia and Pacific (APAC)	52,591	47,239
Total revenue	$216,705	$203,680
Revenue from the United States, which is included in the Americas geographic region, was $85.2 million and $93.3 million for the three months ended March 31, 2022 and 2021, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2022 and December 31, 2021, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $5.3 million and $5.7 million, respectively.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note About Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
This MD&A is organized as follows:
•Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.
•Results of Operations. Analysis of our financial results comparing the first quarter of 2022 to 2021.
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
In the Fall of 2021, we began shipping our HERO10 Black flagship camera that features our new high-performance GP2 processor, which delivers blistering video frame rates. The camera's highest video resolution of 5.3K at 60 frames per second delivers 91% more pixel resolution than 4K at 30 frames per second and 665% more pixel resolution than 1080p HD at 60 frames per second, allowing for fluid playback and 2X slow motion. 4K video can be captured at 120 frames per second (4X slow motion) and 2.7K video can be captured at 240 frames per second (8X slow motion). The new GP2 processor also enables HyperSmooth 4.0 video stabilization. HERO10 Black's in-camera horizon leveling feature benefits from an increased tilt limit of 45° in high-performance settings, making even the most chaotic video footage look professionally smooth and steady. The new GP2 processor combined with the ultra-high resolution 23.6MP sensor enables life-like image quality. In addition to 23 megapixel photos, HERO10 Black enables 19.6 megapixel video stills to be pulled from 5K 4:3 video at 30 frames per second and 15.8 megapixel video stills from 5.3K video at 60 frames per second, which is ideal for capturing still images of sports and fast-paced activities. The HERO10 Black is also cloud connected while being charged and will automatically upload recently captured footage to the user’s GoPro cloud account. Additionally, the

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
HERO10 Black continues to build off HERO9 Black features, including Power Tools, TimeWarp 3.0, front-facing and rear touch displays, and camera Mod compatibility.
In March 2022, we introduced the HERO10 Black Creator Edition, which is an all-in-one content capturing bundle, featuring a versatile hand grip, all-day charge and one-hand control that makes vlogging, filmmaking and live streaming easier than ever. Creator Edition combines the HERO10 Black, Volta Battery and Remote control Grip, Media Mod, and Light Mod to create professional-quality video. Also in March 2022, we expanded our software solutions with the launch of our new GoPro Player + ReelSteady desktop app, which provides industry-leading video stabilization and 360-reframing tools in a single post-production app.
In April 2022, we began shipping the HERO10 Black Bones, a specifically built FPV (First Person View) drone camera which includes our high-performance GP2 processor, HyperSmooth 4.0, and the ReelSteady desktop app. The camera also delivers the same image quality and video frame rates as the HERO10 Black.
Our HERO10 Black Bones, HERO10 Black, HERO9 Black, HERO8 Black and MAX cameras are compatible with our ecosystem of mountable and wearable accessories. We also offer our GoPro subscription, which includes unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro gear, mounts and accessories.
In addition to GoPro subscription, we offer the Quik mobile app which makes it easy for users to get the most out of their favorite photos and videos no matter which phone or camera is used to capture the footage. We believe the launch of Quik and the new Quik subscription is an important step in expanding our total addressable market to those who value organizing the visual moments of their lives. We also offer Open GoPro, an open API initiative that makes it easy for third-party developers to integrate their HERO camera into their own development efforts.
The COVID-19 pandemic is continuing to have widespread, evolving, and unpredictable impacts on global societies, economies, financial markets, supply chains and business practices. In the first quarter of 2020, we closed all of our offices and required most of our employees to work remotely. These changes remained largely in effect in the first quarter of 2022. In the second quarter of 2022 we plan to support limited capacity office re-openings and encourage our employees to continue to work remotely. At this point, the duration and impact, if any, of these and any additional operational changes we may implement is uncertain, but changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See Item 1A Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

% Change
(units and dollars in thousands, except per share amounts)	Q1 2022	Q4 2021	Q1 2021	Q1 2022 vs. Q4 2021	Q1 2022 vs. Q1 2021
Revenue	$216,705	$391,149	$203,680	(45)%	6%
Camera units shipped (1)	523	1,033	556	(49)%	(6)%
Gross margin (2)	41.8%	41.2%	38.6%	60	bps	320	bps
Operating expenses	$82,314	$102,449	$82,208	(20)%	—%
Net income (loss)	$5,685	$52,626	$(10,168)	(89)%	(156)%
Diluted net income (loss) per share	$0.04	$0.32	$(0.07)	(88)%	(157)%
Cash provided by (used in) operations	$(73,407)	$163,848	$(25,492)	(145)%	188%

Other financial information:
Adjusted EBITDA (3)	$20,649	$71,571	$10,720	(71)%	93%
Non-GAAP net income (4)	$15,196	$66,147	$4,835	(77)%	214%
Non-GAAP diluted net income per share	$0.09	$0.41	$0.03	(78)%	200%
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
(4)    We define non-GAAP net income as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges, non-cash interest expense, and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.
Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented under Non-GAAP Financial Measures.
First quarter 2022 financial performance
Revenue was $216.7 million for the first quarter of 2022 or a 6% increase from the same period in 2021. We shipped 523,000 camera units for the first quarter of 2022, compared to 556,000 camera units for the same period of 2021. The year-over-year improvement in revenue was driven by sales of our cameras at higher price points, which was positively impacted by a $50 increase in MSRP on our latest flagship camera. Our average selling price, which is defined as total revenue divided by camera units shipped, for the first quarter of 2022 was $414, or a 13% year-over-year increase, primarily due to greater than 90% of our camera revenue mix being derived from cameras with a suggested retail price equal to or greater than $400, as well as an increase in subscription and service revenue. Subscription and service revenue grew to $18.6 million in the period, or a 73% growth year-over-year. We had approximately 1.74 million GoPro subscribers as of March 31, 2022, an 85% increase year-over-year. Primarily as a result of the increase in subscription and service revenue year-over-year, GoPro.com revenue for the first quarter of 2022 was $88.6 million, an 8% increase year-over-year from $82.1 million in the same period of 2021. GoPro.com revenue represented 40.9% and 40.3% of total revenue for the first quarter of 2022 and 2021, respectively. Retail revenue for the first quarter of 2022 was $128.1 million, an increase of 5% year-over-year from $121.6 million in 2021, primarily driven by growth across the EMEA and APAC regions. Revenue from our retail channel represented 59.1% and 59.7% of total revenue for the first quarter of 2022 and 2021, respectively.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The gross margin percentage for the first quarter of 2022 was 41.8%, up from 38.6% in the first quarter of 2021. The 320 bps increase in gross margin year-over-year was primarily driven by sales of cameras at higher price points and growth in our high margin subscription and service revenue. Operating expenses remained relatively flat year-over-year, as we continued to effectively manage spend. Net income for the first quarter of 2022 was $5.7 million, an 155.9% improvement compared to a net loss of $10.2 million generated in the same period in 2021. Adjusted EBITDA for the first quarter of 2022 was $20.6 million, compared to $10.7 million for the same period in 2021.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We generated positive operating income for the first quarter of 2022 and for the full year 2021, and we continue to make strategic decisions to create sustainable growth and profitability in our business. Prior to fiscal year 2021, we incurred operating losses during fiscal years 2020, 2019 and 2018. Our prior restructuring actions, along with continued effective cost management, has allowed us to scale our on-going operating expenses based on our growth strategies, resulting in a more efficient global organization that has allowed for improved communication and better alignment among our functional teams. In response to the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to reduce the number of distributors and retailers that we work with to focus more on direct-to-consumer sales through GoPro.com, while also continuing to cultivate the partnerships with our remaining distributors and retailers, in order to continue to grow both sales channels concurrently.
If we are unable to generate adequate revenue growth, particularly in light of the continued impact of the COVID-19 pandemic, successfully sustain our direct-to-consumer and business-to-business sales models and our current revenue growth rate, and continue to effectively manage our expenses, we may incur significant losses in the future and may not be able to maintain profitability.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, mobile applications and other new offerings. We plan to further build upon our integrated mobile and cloud-based storytelling solutions, and subscription offerings. Our investments, including those for marketing and advertising, may not successfully drive increased revenue and our customers may not accept our new offerings. If we fail to innovate and enhance our brand, our products, our mobile app experience, the value proposition of our subscriptions, our market position and revenue will be adversely affected. Further, we have incurred substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.
Improving Profitability. We believe that our continued focus on growing our direct-to-consumer sales and subscription and service will accelerate our ability to become consistently profitable due to an improved margin structure and lower operating expenses. As a result of this strategic focus on direct sales, we believe we can become consistently profitable with lower overall unit sales. In addition, we continue to work closely with our remaining distributors and retailer partners to grow the business-to-business sales channel. We believe that there is additional growth available through this sales channel, which will also be a driver to achieve consistent profitability.
We continue to believe that international markets represent a significant opportunity to achieve continued profitability. While the total market for digital cameras has continued to decline as smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our mobile app and cloud solutions, our continued innovation of product features desired by our users, and our brand, all help support our business from many of the negative trends facing this market. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. We will continue to leverage the brand recognition of our Company to increase our global presence

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
through GoPro.com with the active promotion of our brand, the expansion of localized products in international markets with region-specific marketing, and a focus on the biggest investment opportunities.
Our consistent profitability also depends on expanding our subscription and service offerings. If we are not successful with our direct-to-consumer sales model, expanding our product and subscription and service offerings and increasing our paid subscriber base through both GoPro.com and retail aftermarket mobile attach, we might not be able to become consistently profitable and we may not recognize benefits from our investment in new areas.
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
Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended March 31,
(dollars in thousands)	2022		2021
Revenue	$216,705	100%	$203,680	100%
Cost of revenue	126,229	58	124,984	61
Gross profit	90,476	42	78,696	39
Operating expenses:
Research and development	31,598	15	32,430	16
Sales and marketing	35,373	16	35,790	17
General and administrative	15,343	7	13,988	7
Total operating expenses	82,314	38	82,208	40
Operating income (loss)	8,162	4	(3,512)	(1)
Other income (expense):
Interest expense	(2,209)	(1)	(5,880)	(3)
Other income (expense), net	(319)	—	443	—
Total other expense, net	(2,528)	(1)	(5,437)	(3)
Income (loss) before income taxes	5,634	3	(8,949)	(4)
Income tax expense (benefit)	(51)	—	1,219	1
Net income (loss)	$5,685	3%	$(10,168)	(5)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended March 31,
	2022	2021	% Change
Camera units shipped	523	556	(6)%

Average selling price	$414	$366	13

Retail	$128,080	$121,622	5
Percentage of revenue	59.1%	59.7%
GoPro.com	$88,625	$82,058	8
Percentage of revenue	40.9%	40.3%
Total revenue	$216,705	$203,680	6%

Americas	$102,583	$106,638	(4)%
Percentage of revenue	47.3%	52.3%
Europe, Middle East and Africa (EMEA)	$61,531	$49,803	24
Percentage of revenue	28.4%	24.5%
Asia and Pacific (APAC)	$52,591	$47,239	11
Percentage of revenue	24.3%	23.2%
Total revenue	$216,705	$203,680	6%
Revenue was $216.7 million for the first quarter of 2022 or a 6% increase from the same period in 2021. We shipped 523,000 camera units for the first quarter of 2022, compared to 556,000 camera units for the same period of 2021. The year-over-year improvement in revenue was driven by sales of our cameras at higher price points, which was positively impacted by a $50 increase in MSRP on our latest flagship camera. Our average selling price, which is defined as total revenue divided by camera units shipped, for the first quarter of 2022 was $414, or a 13% year-over-year increase, primarily due to greater than 90% of our camera revenue mix being derived from cameras with a suggested retail price equal to or greater than $400, as well as an increase in subscription and service revenue. Subscription and service revenue grew to $18.6 million in the period, or a 73% growth year-over-year. We had approximately 1.74 million GoPro subscribers as of March 31, 2022, an 85% increase year-over-year. Primarily as a result of the increase in subscription and service revenue year-over-year, GoPro.com revenue for the first quarter of 2022 was $88.6 million, an 8% increase year-over-year from $82.1 million in the same period of 2021. GoPro.com revenue represented 40.9% and 40.3% of total revenue for the first quarter of 2022 and 2021, respectively. Retail revenue for the first quarter of 2022 was $128.1 million, an increase of 5% year-over-year from $121.6 million in 2021, primarily driven by growth across the EMEA and APAC regions. Revenue from our retail channel represented 59.1% and 59.7% of total revenue for the first quarter of 2022 and 2021, respectively.
Cost of revenue and gross margin

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
Cost of revenue	$125,717	$123,815	2%
Stock-based compensation	447	429	4
Acquisition-related costs	47	723	(93)
Restructuring costs	18	17	6
Total cost of revenue	$126,229	$124,984	1%
Gross margin	41.8%	38.6%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross margin of 41.8% in the first quarter of 2022 increased from 38.6% in the first quarter of 2021, or 320 bps. This was primarily due to camera sales at higher price points, 272 bps, which included higher camera costs of 9% that was more than offset by ASPs that increased 13%. In addition, other contributors were the increased margin contribution from subscription and service, 85 bps, and better leverage on fixed costs and operational expenses, 73 bps, partially offset by the effect of foreign exchange rates on sales of 110 bps.
Research and development

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
Research and development	$27,288	$28,147	(3)%
Stock-based compensation	4,158	4,136	1
Restructuring costs	152	147	3
Total research and development	$31,598	$32,430	(3)%
Percentage of revenue	14.6%	15.9%
The year-over-year decrease of $0.8 million, or 3%, in total research and development expenses in the first quarter of 2022 compared to 2021 reflected a decrease of $0.4 million in allocated facilities, depreciation and other supporting overhead expenses, and a $0.5 million decrease in R&D related general and administrative costs, primarily due to an R&D foreign tax credit.
Sales and marketing

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
Sales and marketing	$33,165	$33,863	(2)%
Stock-based compensation	2,123	1,865	14
Restructuring costs	85	62	37
Total sales and marketing	$35,373	$35,790	(1)%
Percentage of revenue	16.3%	16.6%
The year-over-year decrease of $0.4 million, or 1%, in total sales and marketing expenses in the first quarter of 2022 compared to 2021 reflected a $2.5 million decrease in subscription related service provider fees. This was partially offset by a $1.1 million increase in advertising and marketing costs and a $0.9 million increase in cash-based personnel-related costs.
General and administrative

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
General and administrative	$12,186	$11,492	6%
Stock-based compensation	3,108	2,439	27
Restructuring costs	49	57	(14)
Total general and administrative	$15,343	$13,988	10%
Percentage of revenue	7.1%	6.9%
The year-over-year increase of $1.4 million, or 10%, in total general and administrative expenses in the first quarter of 2022 compared to 2021 reflected a $0.7 million increase in stock-based compensation, a $0.5 million increase in cash-based personnel-related costs, and a $0.3 million increase in consulting and professional services costs.
Other income (expense)

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
Interest expense	$(2,209)	$(5,880)	(62)%
Other income (expense), net	(319)	443	(172)
Total other expense, net	$(2,528)	$(5,437)	(54)%
Total other expense, net, decreased $2.9 million in the first quarter of 2022 compared to 2021, primarily due to a decrease in non-cash interest expense related to our 2022 Notes and 2025 Notes. As part of the adoption of ASU 2020-06 in fiscal year 2022, the requirement to recognize a debt discount related to the debt conversion feature of our 2022 Notes and 2025 Notes under the prior authoritative accounting guidance for convertible debt was eliminated, and as a result there was no non-cash interest expense recognized during the first quarter of 2022. We repaid the remaining principal amount of $125.0 million of the 2022 Notes at maturity on April 15, 2022.
Income taxes

	Three months ended March 31,
(dollars in thousands)	2022	2021	% Change
Income tax expense (benefit)	$(51)	$1,219	(104)%
We recorded an income tax benefit of $0.1 million for the three months ended March 31, 2022 on a pre-tax net income of $5.6 million. Our income tax benefit for the three months ended March 31, 2022, primarily resulted from tax expense on pre-tax book income, offset by the income tax benefits from stock-based compensation.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires the capitalization and amortization of research and development expenses, which we expect will accelerate the utilization of our net operating losses. We estimate that if there is no change in legislation, it will have a material impact on our cash flows beginning in 2024.
See Note 8 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$305,319	$401,087
Marketable securities	144,616	137,830
Total cash, cash equivalents and marketable securities	$449,935	$538,917
Percentage of total assets	39%	43%
Our primary source of cash is receipts from sales of our products and services. Other sources of cash are from proceeds from the issuance of convertible notes, employee participation in the employee stock purchase plan, the exercise of employee stock options, tax refunds and facility subleases. The uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing and office rent, purchases of property and equipment, other costs of revenue, share repurchases, repurchases of convertible notes, interest, and taxes.
Our liquidity position has been historically impacted by seasonality, which is primarily driven by higher revenues during the second half of the year as compared to the first half. Historically, net cash provided by operating activities during the second half of 2021 was $231.5 million, which represented more than 100% of the total cash provided by operating activities for the full year 2021.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of March 31, 2022, our cash, cash equivalents and marketable securities totaled $449.9 million. Our cash, net of the outstanding principal balance of the 2022 and 2025 Notes, as of March 31, 2022 was $181.2 million. The overall cash used in operating activities of $73.4 million for the three months ended March 31, 2022 was primarily attributable to net cash outflows from changes in our working capital of $96.8 million, partially offset by net cash inflows from other non-cash expenses of $14.8 million, deferred income tax expense of $2.9 million, and net income of $5.7 million. Working capital changes for the three months ended March 31, 2022 of $96.8 million were the result of an increase in inventory of $33.0 million and a decrease in accounts payable and other liabilities of $123.2 million, partially offset by a decrease in accounts receivable of $43.5 million, a decrease in prepaid expenses and other assets of $14.9 million, and an increase in deferred revenue of $1.0 million. As of March 31, 2022, $14.0 million of cash was held by our foreign subsidiaries.
Convertible Notes
In April 2017, we issued $175.0 million aggregate principal amount of the 2022 Notes in a private placement to purchasers for resale to qualified institutional buyers. The 2022 Notes were senior, unsecured obligations with a maturity date of April 15, 2022. The 2022 Notes could be converted into cash, shares of the Class A common stock, or a combination thereof, at our election, at an initial conversion rate of 94.0071 shares of common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. We have historically paid interest on the 2022 Notes semi-annually in arrears on April 15 and October 15 of each year. Proceeds received from the issuance of the 2022 Notes were allocated between a liability component (short-term debt) and an equity component (additional paid-in capital). The fair value of the liability component was measured using rates determined for similar debt instruments without a conversion feature.
In connection with the 2022 Notes offering, we entered into a prepaid forward stock repurchase transaction agreement (Prepaid Forward) with a financial institution. Pursuant to the Prepaid Forward, we used approximately $78.0 million of the proceeds from the offering of the 2022 Notes to pay the prepayment amount. The aggregate number of shares of our Class A common stock underlying the Prepaid Forward was approximately 9.2 million shares. The original expiration date for the Prepaid Forward was April 15, 2022, with the option for early settlement in whole or in part. Upon settlement of the Prepaid Forward, the Forward Counterparty would deliver to us the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the Condensed Consolidated Balance Sheets (and not outstanding for purposes of the calculation of basic and diluted income (loss) per share), but remained outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivered the shares underlying the Prepaid Forward to us. The net proceeds from the 2022 Convertible Senior Notes offering of approximately $91 million were used for general corporate purposes.
In the fourth quarter of 2020, 8.8 million shares out of the 9.2 million shares of Class A common stock underlying the Prepaid Forward were early settled and delivered to us. In April 2021, the remaining 0.4 million shares of Class A common stock underlying the Prepaid Forward were early settled and delivered to us. There was no financial statement impact due to the return of shares; however, shares outstanding for corporate law purposes were reduced by the early settlement.
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
On April 15, 2022, we repaid $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date. Since our average stock price did not exceed the initial conversion price of $10.64 of the 2022 Notes, there was no further dilution
See Note 4 Financing arrangements for a discussion of our 2022 and 2025 Notes, and Note 9 Commitments, contingencies and guarantees, for a discussion regarding facility leases and other contractual commitments in the Notes to Condensed Consolidated Financial Statements.
There have been no significant changes to our contractual obligations and commitments disclosed in our 2021 Annual Report.
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
•The $125.0 million aggregate principal amount of the 2022 Notes matured on April 15, 2022. We repaid $127.2 million on April 15, 2022 to the debt holders of the 2022 Notes, which represents the outstanding principal plus accrued interest as of the maturity date.
In the future, we may require additional financing to respond to business opportunities, challenges or unforeseen circumstances. If we are unable to obtain adequate debt or equity financing when we require it or on terms acceptable to us, especially in light of the market volatility and uncertainty as a result of the continuing COVID-19 pandemic, our ability to grow or support our business, repay debt and respond to business challenges could be significantly limited. Although we believe we have adequate sources of liquidity over the long term, the success of our operations and the global economic outlook, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2022	2021	% Change
Net cash used in:
Operating activities	$(73,407)	$(25,492)	188%
Investing activities	$(7,731)	$(1,068)	624%
Financing activities	$(14,576)	$(3,248)	349%
Cash flows from operating activities
Cash used in operating activities of $73.4 million for the three months ended March 31, 2022, was primarily attributable to net cash outflows from changes in our working capital of $96.8 million, partially offset by net cash inflows from other non-cash expenses of $14.8 million, deferred income tax expense of $2.9 million, and net income of $5.7 million. Working capital changes for the three months ended March 31, 2022 of $96.8 million were the result of an increase in inventory of $33.0 million and a decrease in accounts payable and other liabilities of $123.2 million, partially offset by a decrease in accounts receivable of $43.5 million, a decrease in prepaid expenses and other assets of $14.9 million, and an increase in deferred revenue of $1.0 million. The changes in working capital for the three months ended March 31, 2022 reflect a change in the presentation of inventory components related to one of our contract manufacturers from prepaid expenses to inventory, due to changes in the contractual arrangement. This presentation change did not have a net impact on cash used in operating activities.
Cash flows from investing activities
Cash used in investing activities of $7.7 million for the three months ended March 31, 2022, was primarily attributable to purchases of marketable securities of $23.1 million and net purchases of property and equipment of $0.5 million, partially offset by maturities of marketable securities of $15.9 million.
Cash flows from financing activities
Cash used in financing activities of $14.6 million for the three months ended March 31, 2022, was primarily attributable to $10.0 million in repurchases of our outstanding common stock and $7.2 million in tax payments for net restricted stock unit (RSU) settlements, partially offset by $2.6 million inflows from stock purchases made through our employee stock purchase plan and employee stock option exercises.
Indemnifications
We have entered into indemnification agreements with our directors and executive officers which require us to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, we enter into agreements that contain a variety of representations and warranties, and provide for general indemnification. Our exposure under these agreements is unknown because it involves claims that may be made against us in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of March 31, 2022, we have not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.
Critical Accounting Policies and Estimates
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This accounting standard update, which we

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
adopted effective January 1, 2022, has a significant impact on the ongoing accounting of the 2022 and 2025 Notes. Refer to Note 1, Summary of business and significant accounting policies, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the adoption of this accounting standard update.
There have been no other material changes to our critical accounting policies and estimates from those disclosed in our 2021 Annual Report.
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
•adjusted EBITDA and non-GAAP net income (loss) exclude restructuring and other related costs which primarily include severance-related costs, stock-based compensation expenses, facilities consolidation charges recorded in connection with restructuring actions, including right-of-use asset impairment charges, and the related ongoing operating lease cost of those facilities recorded under ASC 842, Leases. These expenses do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of current operating performance or comparisons to the operating performance in other periods;
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
•non-GAAP net income (loss) excludes non-cash interest expense. Prior to the adoption of ASU 2020-06 in fiscal year 2022, we were required to recognize non-cash interest expense related to the amortization of a debt discount associated with our 2022 Notes and 2025 Notes in accordance with the prior authoritative accounting guidance for convertible debt that may be settled in cash. From fiscal year 2022 and onwards, this debt discount accounting requirement was removed, and as a result, non-cash interest expense will no longer be a reconciling item between GAAP and non-GAAP net income (loss);
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
The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended March 31,
(in thousands)	2022	2021
Net income (loss)	$5,685	$(10,168)
Income tax expense (benefit)	(51)	1,219
Interest expense, net	2,111	5,796
Depreciation and amortization	2,302	3,534
POP display amortization	687	637
Stock-based compensation	9,836	8,869
Restructuring and other costs	79	833
Adjusted EBITDA	$20,649	$10,720

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net income (loss) to non-GAAP net income:

	Three months ended March 31,
(in thousands, except per share data)	2022	2021
Net income (loss)	$5,685	$(10,168)
Stock-based compensation	9,836	8,869
Acquisition-related costs	47	723
Restructuring and other costs	79	833
Non-cash interest expense	—	3,433
Income tax adjustments	(451)	1,145
Non-GAAP net income	$15,196	$4,835

GAAP diluted net income (loss) per share	$0.04	$(0.07)
Non-GAAP diluted net income per share	$0.09	$0.03

GAAP shares for basic net income (loss) per share	156,864	152,181
Add: Effect of dilutive securities	31,873	—
GAAP shares for diluted net income (loss) per share	188,737	152,181
Add: Non-GAAP only dilutive securities	—	7,671
Non-GAAP shares for diluted net income per share	188,737	159,852

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In addition to market risk that is created by the uncertainties and the global market disruptions resulting from the COVID-19 pandemic, we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com, which has increased as a result of our focus on our direct-to-consumer sales strategy, is denominated in U.S. dollars and various foreign currencies. To the extent that revenue from foreign currency transactions increases, our foreign currency risk will also increase. However, to date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had limited foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies, principally the Euro, British pound, Japanese Yen, Canadian Dollar, and Australian Dollar. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time and do not constitute a significant portion of our total expenses. As we continue to focus on the growth of our direct-to-consumer business and expand our operations, if foreign currency exchange rates become volatile, or if foreign currency held in our foreign entities increases, our exposure to foreign currency risk could become more significant. To date, we have not entered into any material foreign currency exchange contracts. For assets and liabilities denominated in other currencies, we do not believe that the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar would have a material effect on our results of operations from such a shift.
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
The fair value of our 2025 Convertible Senior Notes (2025 Notes) is subject to interest rate risk, market risk and other factors due to the conversion feature. The capped call that was entered into concurrently with the issuance of our 2025 Notes were completed to reduce the potential dilution from the conversion of the 2025 Notes. The fair value of the 2025 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2025 Notes will generally increase as our Class A common stock price increases and will generally decrease as the common stock price declines. The interest and market value changes affect the fair value of the 2025 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of March 31, 2022. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess any impact on the design and operating effectiveness of our internal control over financial reporting as a result of the COVID-19 pandemic.

PART II
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1, Note 9 Commitments, contingencies and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended March 31, 2022.

Item 1A. Risk Factors
The risks described in Risk Factors in our 2021 Annual Report, and as supplemented below, could materially and adversely affect our business, financial condition and results of operations. The risk factors below do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
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
•Consumers may be injured while engaging in activities with our products, and we may be exposed to claims, or regulations could be imposed, which could adversely affect our brand, operating results and financial condition.
•We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers than expected, which could harm our business and operating results.
•We may grow our business in part through acquisitions, joint ventures, investments and partnerships, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
•Catastrophic events or political instability could disrupt and cause harm to our business.
•Our intellectual property and proprietary rights may not adequately protect our products and services, and our business may suffer, if third parties infringe our rights.
•We have been, and in the future may be, sued by third parties for alleged infringement of their intellectual property and proprietary rights.

Risks related to our business and industry
We may not be able to achieve revenue growth or profitability in the future, and if revenue growth or profitability is achieved, we may not be able to sustain it.
Our cumulative GAAP income from the past three years may not be sustainable in future periods. We may not be able to achieve our forecast, sustain revenue growth or profitability, and our operating results may fluctuate unpredictably. For example, our annual revenue showed significant growth from 2020 to 2021 from $891.9 million to $1.16 billion, respectively. In 2020, annual revenue of $891.9 million was negatively impacted by COVID-19. In addition, we incurred operating income of $113.2 million, operating losses of $36.8 million and $2.3 million for the full year in 2021, 2020, and 2019, respectively. In future periods, we could experience declines in revenue, or revenue could remain flat or grow more slowly than we expect, which could have a material negative effect on our future operating results.
Lower levels of revenue or higher levels of operating expense in future periods may result in losses or limited profitability. We may experience such lower levels of revenue or higher levels of operating expenses for a variety of reasons, including, among other factors: investments in product innovation, advertising and marketing; increasing freight rates; shipping delays; increased supply chain costs; failure to maintain higher average sales pricing for our cameras; or a recession or other sustained adverse market event that materially impacts consumer purchases of discretionary items, such as our products.
Additionally, since the fourth quarter of 2016, we implemented four company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, in order to focus our resources on cameras, accessories, software and subscription and service. We may not realize further or sustain cost savings from these previous actions. We may continue to experience fluctuating revenue, expenses and profitability for a number of reasons, including other risks described in this 2021 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
Our goal to grow revenue and be profitable relies upon our ability to grow our direct-to-consumer sales mix and grow our subscriptions. If we do not effectively grow our direct-to-consumer revenue and subscriptions, our results of operations and profitability could be harmed.
Our ability to grow revenue and be profitable relies on several factors, including but not limited to, our ability to successfully implement certain strategic go to market initiatives. For example, some of our key strategic initiatives include expanding our direct-to-consumer sales through GoPro.com and our software and subscription and service, and continuing to work with key retail partners and distributors globally.
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
Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules and could increase as a result of the continuing impact of COVID-19 and its impact on the global supply chain, global conflicts, or other factors. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable, including as a result of the COVID-19 pandemic.
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
In particular, for our camera designs we incorporate system on chips, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique performance profiles, and as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 system on chip in MAX as well as our HERO9 and HERO8 Black cameras and the GP2 system on chip in our HERO10 Black and HERO10 Black Bones cameras and rely on a single supplier as the primary supplier of our system on chips.
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
Our business requires us to coordinate the manufacture and distribution of our products. The continued COVID-19 pandemic and global conflicts have resulted in industry-wide global supply chain challenges, including manufacturing, transportation and logistics. If we do not successfully coordinate with our service providers, we may have insufficient supply of products to meet customer demand, we could lose sales, incur additional costs, and our financial performance may be adversely affected.
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
We might experience changes in consumer demand, particularly if our users are restricted from participating in travel, adventure and sports activities that are often the subject of their use of our products and services. Additionally, the pandemic’s impact on local and global economies could materially impact consumer purchases of discretionary items, such as our products, which tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty and may slow our growth more than we anticipate. Both the health and economic aspects of the COVID-19 virus are highly fluid, and the future course of each is uncertain and subject to change.
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

Our growth also depends on expanding the market with new capture perspectives with our 360-degree camera, MAX, our FPV (first person view) lightweight camera HERO10 Black Bones, and our all-in-one vlogging and filmmaking camera, HERO10 Black Creative Edition which are initiatives in highly competitive markets, and by adding versatility to our products with expansion mods for HERO9 Black and HERO10 Black. We cannot be assured that we will be successful in expanding the market with new capture perspectives or by adding new versatility to our products. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas.
To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions, product pricing and marketing.
We believe that we must continually develop and introduce new products, enhance our existing products, and effectively stimulate consumer demand for new and upgraded products and services to maintain or increase our revenue. The markets for our products and services are characterized by intense competition, evolving distribution models, disruptive technology developments, short product life cycles, customer price sensitivity and frequent product introductions. Additionally, increasing concern over climate change could also result in shifting customer preferences with respect to our products.
The success of new product introductions, such as the HERO10 Black, HERO10 Black Creator Edition and HERO10 Black Bones depends on a number of factors including, but not limited to, timely and successful research and development of next generation systems, pricing, market and consumer acceptance, the ability to successfully identify and originate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction including testing of new parts and features.
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
While we maintain industry standard cybersecurity insurance, our insurance may be insufficient for a particular incident or may not cover all liabilities incurred by any such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, litigation to pursue claims under our insurance policies or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-

insurance requirements, or denials of coverage, could have a material adverse effect on our business, reputation, operating results and financial condition. The increase in remote working due to the COVID-19 pandemic may also result in heightened risks related to consumer privacy, network security and fraud. System disruptions, failures and slowdowns, whether caused by cyberattacks, update failures or other causes, could affect our financial systems and operations. This could cause delays in our supply chain or cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of merchandise to our stores and customers or lost sales, especially if the disruption or slowdown occurred during our seasonally strong fourth quarter.
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
We continue to monitor manufacturing capabilities outside of China and currently manufacture certain cameras in Thailand and Mexico to mitigate risks of additional tariffs, duties or other restrictions on our products destined for the United States and may choose to transition more manufacturing outside of China.
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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2021 and 2020 and, as of March 31, 2022, we had an accumulated deficit of $219.3 million. Beginning in the fourth quarter of 2016 through the second quarter of 2020, we implemented four global reductions-in-force and other restructuring actions to reduce our operating expenses. We may not realize the cost savings expected from cost reduction actions.
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
•wars and global conflicts, including the war in Ukraine;
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
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, threat of fire, act of terrorism, public health issues or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations including China, Thailand, Hong Kong, Japan, Mexico, Netherlands, Singapore, Taiwan and the United States. Political instability, public health issues or other catastrophic events in any of those countries including as a result of climate change, could adversely affect our business in the future, our financial condition and operating results.
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
Third parties, including competitors and non-practicing entities, have brought intellectual property infringement claims against us, including the matter described in Note 9 Commitments, contingencies and guarantees to the Notes to Condensed Consolidated Financial Statements of this Annual Report on Form 10-K. While we will defend ourselves vigorously against any such existing and future legal proceedings, we may not prevail against all such allegations, including the matter described in Note 9 Commitments, contingencies and guarantees to the Notes to Condensed Consolidated Financial Statements of this Annual Report on Form 10-K. We may seek licenses from third parties where appropriate, but they could refuse to grant us a license or demand commercially unreasonable terms. Further, an adverse ruling in an intellectual property infringement proceeding could force us to suspend or permanently cease the production or sale of products/services, face a temporary or permanent injunction, redesign our products/services, rebrand our products/services, pay significant settlement costs, pay third-party license fees or damage awards or give up some of our intellectual property. The occurrence of any of these events may materially and adversely affect our business, financial condition, operating results or cash flows.
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
We also expect that our products will be affected by new environmental laws and regulations, including but not limited to laws and regulations focused on climate change, on an ongoing basis. Climate change has had significant legislative and regulatory effects on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy, which may have an impact on the way we manufacture products or utilize energy to produce our products. We may also become subject to regulations resulting in increased disclosure obligations with respect to our greenhouse gas emissions. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products and the cost of compliance, or could cause disruptions in the manufacture of our products and result in increased procurement, production, and distribution costs. Our reputation and brand could be harmed if we fail, or are seen as having failed, to respond responsibly and effectively to changes in legal and regulatory measures adopted to address climate change. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. Since we operate on a global basis, this is a complex process that requires continual monitoring.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through March 31, 2022. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been subject to past shareholder class action lawsuits as well as derivative lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Note 9 Commitments, contingencies and guarantees, in the Notes to Condensed Consolidated Financial Statements for a discussion on legal proceedings.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 66.9% of the voting power of our outstanding capital stock as of March 31, 2022 with Mr. Woodman, our Chairman and CEO, holding approximately 63.9% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
In April 2017, we completed an offering of $175.0 million aggregate principal amount of 3.50% convertible senior notes due 2022 (2022 Notes). We repurchased $50.0 million aggregate principal amount of the 2022 Notes in November 2020, and we repaid the remaining principal amount of $125.0 million at maturity in April 2022.
Holders of the 2025 Notes will have the right to require us to repurchase their 2025 Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the 2025 Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indentures for the 2025 Notes provides that we are required to repay amounts due under such indenture in the event that there is an event of default for the 2025 Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to maturity date for the 2025 Notes. There can be no assurance that we will be able to repay our indebtedness when due, or that we will be able to refinance our indebtedness, all or in part, on acceptable terms. In addition, our indebtedness could, among other things:
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
In addition, our ability to purchase the 2025 Notes or repay prior to maturity any accelerated amounts under the 2025 Notes upon an event of default or pay cash upon conversions of the 2025 Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness outstanding at the time, including our credit facility. Our credit facility restricts our ability to repurchase the 2025 Notes for cash or repay prior to maturity any accelerated amounts under the 2025 Notes upon an event of default or pay cash upon conversion of the 2025 Notes, to the extent that on the date of such repurchase, repayment or conversion, as the case may be, we do not meet certain financial criteria set forth in the credit facility.
Any of our future indebtedness may contain similar restrictions. Our failure to repurchase the 2025 Notes at a time when the repurchase is required by the indentures (whether upon a fundamental change or otherwise under the indentures) or pay cash payable on future conversions of the 2025 Notes as required by the indentures would constitute a default under the indentures. A default under the indentures or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness, including our credit facility. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the 2025 Notes or make cash payments upon conversions thereof.
Our credit facility imposes restrictions on us that may adversely affect our ability to operate our business.
Our credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, our credit facility contains, and the agreements governing the 2025 Notes will contain, a cross-default provision whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the holders of the 2025 Notes or the lenders under our credit facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the 2025 Note holders or the trustee under the indentures governing the 2025 Notes or the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
Conversion of the 2025 Notes will, to the extent we deliver shares upon conversion of such 2025 Notes, dilute the ownership interest of existing stockholders, including holders who had previously converted their 2025 Notes, or may otherwise depress our stock price or may adversely affect our financial condition.
The conversion of some or all of the 2025 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2025 Notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2025 Notes may encourage short selling by market participants because the conversion of the 2025 Notes could be used to satisfy short positions, or anticipated conversion of the 2025 Notes into shares of our common stock could depress our stock price.
In the event the conditional conversion feature of the 2025 Notes is triggered, holders of the 2025 Notes will be entitled to convert the 2025 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the 2025 Notes do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the 2025 Notes, may have a material effect on our reported financial results.
Under current GAAP effective January 1, 2022, the treasury stock method for convertible instruments has been eliminated and instead the application of the “if-converted” method is required for the determination of diluted net income (loss) per share on a GAAP and non-GAAP basis. Under the if-converted method, diluted net income (loss) per share for GAAP and non-GAAP would generally be calculated assuming that all of the 2025 Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which would negatively affect diluted net income (loss) per share. The expected impact from the “if converted” method would add 14 million shares to the diluted share count. Under the if-converted method, some of the expected incremental dilution is offset as we are able to add back the after tax effected interest expense from the 2025 Notes, to the extent the result would not be anti-dilutive.
In addition, if the conditional conversion feature of the 2025 Notes is triggered, even if holders do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, tax rates, inflation, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and a reduction in consumer spending or disposable income that may affect us more significantly than companies in other industries and companies with more diversified products.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchase of Equity Securities
Share repurchase activity for our Class A and Class B common stock during the three months ended March 31, 2022 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
January 1- 31, 2022	—	$—	—	$100,000
February 1 - 28, 2022	1,120	$8.93	1,120	$90,000
March 1 - 31, 2022	—	$—	—	$90,000
Total	1,120	$8.93	1,120
(1) Represents shares repurchased pursuant to the stock repurchase program approved by our board of directors on January 27, 2022, authorizing the Company to repurchase up to $100.0 million of common stock.
(2) Represents the average price paid per share, inclusive of commissions.

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

GoPro, Inc.
(Registrant)

Dated:	May 5, 2022	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	May 5, 2022	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	May 5, 2022	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)