Form 10-Q
period 2022-06-30
GoPro, Inc.
filed 2022-08-04
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2022, 129,477,210 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022. Forward-looking statements include, but are not limited to, plans to expand and improve product offerings, our ability to maintain the value and reputation of our brand and protect our intellectual property and proprietary rights, projections of results of operations, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, and the challenges and risks faced by our international operations, negative macro-economic factors including rising interest rates, inflation, and the effects of global conflict, the continuing impact of COVID-19 and the economic recovery therefrom on our business, operations, liquidity and capital resources, employees, customers, supply chain, financial results, inflation, currency fluctuations and the world economy, and the scope and duration thereof, plans to settle note conversion in cash, our ability to attract, engage and retain qualified personnel; any changes to trade agreements, trade policies, tariffs, and import/export regulations, the fact that a small number of retailers and distributors account for a substantial portion of our revenue and our level of business with them could be significantly reduced; our transition away from some distributors and retailers, the outcome of pending or future litigation and legal proceedings and any discussion of the trends and other factors that drive our business and future results in Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q, including but not limited to Item 1A Risk Factors. In particular, the consequences of the COVID-19 pandemic to economic conditions and the industry in general, and the financial position and operating results of the Company in particular have been material, and changing rapidly, and cannot be predicted. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$203,279	$401,087
Marketable securities	119,172	137,830
Accounts receivable, net	88,419	114,221
Inventory	126,007	86,409
Prepaid expenses and other current assets	28,549	42,311
Total current assets	565,426	781,858
Property and equipment, net	16,400	19,003
Operating lease right-of-use assets	25,012	27,320
Goodwill	146,459	146,459
Other long-term assets	290,774	285,239
Total assets	$1,044,071	$1,259,879

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$96,988	$171,545
Accrued expenses and other current liabilities	105,249	128,572
Short-term operating lease liabilities	9,886	9,819
Deferred revenue	46,116	42,505
Short-term debt	—	122,391
Total current liabilities	258,239	474,832
Long-term taxes payable	8,213	7,319
Long-term debt	140,542	111,289
Long-term operating lease liabilities	38,271	43,025
Other long-term liabilities	6,295	7,500
Total liabilities	451,560	643,965

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 129,606 and 129,815 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,659 shares issued and outstanding, respectively	944,642	1,008,872
Treasury stock, at cost, 13,632 and 10,710 shares, respectively	(135,375)	(113,613)
Accumulated deficit	(216,756)	(279,345)
Total stockholders’ equity	592,511	615,914
Total liabilities and stockholders’ equity	$1,044,071	$1,259,879
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$250,685	$249,586	$467,390	$453,266
Cost of revenue	154,681	150,304	280,910	275,288
Gross profit	96,004	99,282	186,480	177,978
Operating expenses:
Research and development	36,218	37,800	67,816	70,230
Sales and marketing	39,439	35,670	74,812	71,460
General and administrative	15,692	16,310	31,035	30,298
Total operating expenses	91,349	89,780	173,663	171,988
Operating income	4,655	9,502	12,817	5,990
Other income (expense):
Interest expense	(1,538)	(5,532)	(3,747)	(11,412)
Other income (expense), net	(488)	1,312	(807)	1,755
Total other expense, net	(2,026)	(4,220)	(4,554)	(9,657)
Income (loss) before income taxes	2,629	5,282	8,263	(3,667)
Income tax expense (benefit)	110	(11,670)	59	(10,451)
Net income	$2,519	$16,952	$8,204	$6,784

Net income per share:
Basic	$0.02	$0.11	$0.05	$0.04
Diluted	$0.02	$0.10	$0.06	$0.04

Shares used to compute net income per share:
Basic	156,645	153,634	156,751	152,911
Diluted	176,860	164,857	183,170	162,455
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2022	2021
Operating activities:
Net income	$8,204	$6,784
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,555	6,228
Non-cash operating lease cost	2,308	2,446
Stock-based compensation	20,087	18,898
Deferred income taxes	2,397	(9)
Non-cash restructuring charges	—	(99)
Non-cash interest expense	—	6,945
Other	2,016	(831)
Changes in operating assets and liabilities:
Accounts receivable, net	26,244	10,095
Inventory	(39,598)	(8,837)
Prepaid expenses and other assets	12,199	(2,719)
Accounts payable and other liabilities	(101,719)	(46,790)
Deferred revenue	2,756	5,571
Net cash used in operating activities	(60,551)	(2,318)

Investing activities:
Purchases of property and equipment, net	(1,294)	(2,018)
Purchases of marketable securities	(47,077)	(32,890)
Maturities of marketable securities	65,149	—
Net cash provided by (used in) investing activities	16,778	(34,908)

Financing activities:
Proceeds from issuance of common stock	2,686	4,200
Taxes paid related to net share settlement of equity awards	(8,488)	(7,975)
Repurchase of outstanding common stock	(21,762)	—
Repayment of debt	(125,000)	—
Net cash used in financing activities	(152,564)	(3,775)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,471)	(847)
Net change in cash, cash equivalents and restricted cash	(197,808)	(41,848)
Cash, cash equivalents and restricted cash at beginning of period	401,087	327,654
Cash, cash equivalents and restricted cash at end of period	$203,279	$285,806
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2020	151,119	$980,147	$(113,613)	$(650,516)	$216,018
Common stock issued under employee benefit plans, net of shares withheld for tax	2,214	2,998	—	—	2,998
Taxes paid related to net share settlements	—	(6,246)	—	—	(6,246)
Stock-based compensation expense	—	8,869	—	—	8,869
Net loss	—	—	—	(10,168)	(10,168)
Balances at March 31, 2021	153,333	985,768	(113,613)	(660,684)	211,471
Common stock issued under employee benefit plans, net of shares withheld for tax	717	1,442	—	—	1,442
Taxes paid related to net share settlements	—	(1,729)	—	—	(1,729)
Stock-based compensation expense	—	10,029	—	—	10,029
Net income	—	—	—	16,952	16,952
Balances at June 30, 2021	154,050	$995,510	$(113,613)	$(643,732)	$238,165

Balances at December 31, 2021	156,474	$1,008,872	$(113,613)	$(279,345)	$615,914
Common stock issued under employee benefit plans, net of shares withheld for tax	1,891	2,371	—	—	2,371
Taxes paid related to net share settlements	—	(7,175)	—	—	(7,175)
Stock-based compensation expense	—	9,836	—	—	9,836
Repurchase of outstanding common stock	(1,120)	—	(10,000)	—	(10,000)
Cumulative effect of adoption of new accounting standard	—	(78,230)	—	54,385	(23,845)
Net income	—	—	—	5,685	5,685
Balances at March 31, 2022	157,245	935,674	(123,613)	(219,275)	592,786
Common stock issued under employee benefit plans, net of shares withheld for tax	421	30	—	—	30
Taxes paid related to net share settlements	—	(1,313)	—	—	(1,313)
Stock-based compensation expense (Note 6)	—	10,251	—	—	10,251
Repurchase of outstanding common stock	(1,802)	—	(11,762)	—	(11,762)
Net income	—	—	—	2,519	2,519
Balances at June 30, 2022	155,864	$944,642	$(135,375)	$(216,756)	$592,511
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
Basis of presentation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for financial information set forth in the Accounting Standards Codification (ASC), as published by the Financial Accounting Standards Board (FASB), and with the applicable rules and regulations of the Securities and Exchange Commission (SEC). The Company’s fiscal year ends on December 31, and its fiscal quarters end on March 31, June 30 and September 30.
The Company’s operating results, financial position and cash flows for fiscal year 2021 were negatively impacted by the COVID-19 pandemic. As the global impact of the pandemic continued to evolve in 2021, the Company utilized its direct-to-consumer sales channel strategy to maximize its reach to customers. This action, along with a reduction in on-going operating expenses, helped accelerate its ability to achieve consistent profitability in 2021. Furthermore, the company’s operating results for the first half of 2022 were negatively impacted by a stronger U.S. dollar as well as inflationary pressure on operating expenses such as wages and component price increases.
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
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This accounting standard update, which was adopted effective January 1, 2022, has a significant impact on the ongoing accounting of the 2022 and 2025 Convertible Senior Notes. Due to the adoption of this accounting standard update under the modified retrospective method, prior periods were not restated. Refer to the Recent Accounting Standards section below for additional details on the adoption of this accounting standard update. There have been no other material changes in the Company’s critical accounting policies and estimates from those disclosed in its Annual Report.
Principles of consolidation. These condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition and the allocation of the transaction price (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), fair value of convertible senior notes, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The extent and

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
continued impact of COVID-19 has been taken into account by management in making the significant assumptions and estimates related to the above; however, if the duration and spread of the outbreak, the impact on the Company’s customers, and the effect on the Company’s contract manufacturers, vendors and supply chains is different from the Company’s estimates and assumptions, then actual results could differ materially. Given the uncertainty with respect to COVID-19, the Company’s estimates and assumptions may evolve as conditions change. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
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
The Company recognizes revenue from its sales arrangements when control of the promised goods or services are transferred to its customers, in an amount that reflects the amount of consideration expected to be received in exchange for the transferred goods or services. For the sale of hardware products, including related firmware and free software solutions, revenue is recognized when transfer of control occurs at a point in time, which generally is at the time the hardware product is shipped and collection is considered probable. For customers who purchase products directly from GoPro.com, the Company retains a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. For PCS, revenue is recognized ratably over 24 months, which represents the estimated period PCS is expected to be provided based on historical experience.
The Company recognizes subscription and service revenue ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue. The Company offers the GoPro subscription which offers a range of services, including unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro gear, mounts and accessories. The Company also offers the Quik subscription that provides access to a suite of simple single-clip and multi-clip editing tools.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
other factors. Return rates may fluctuate over time, but are sufficiently predictable to allow the Company to estimate expected future product returns.
The Company provides sales commissions to internal and external sales representatives which are earned in the period in which revenue is recognized, and are recognized as expenses as incurred.
Deferred revenue as of June 30, 2022 and December 31, 2021, includes amounts related to the Company’s subscription and PCS. The Company’s short-term and long-term deferred revenue balances totaled $51.2 million and $48.5 million as of June 30, 2022 and December 31, 2021, respectively. Of the deferred revenue balance as of December 31, 2021 and 2020, the Company recognized $12.3 million and $7.9 million of revenue during the three months ended June 30, 2022 and 2021, respectively, and $28.9 million and $18.1 million of revenue during the six months ended June 30, 2022 and 2021, respectively. Of the deferred revenue balance as of March 31, 2022 and 2021, the Company recognized $17.2 million and $11.6 million of revenue during the three months ended June 30, 2022 and 2021, respectively.
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
Standards that were adopted
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) ASU No. 2020-06
This standard simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock, (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification, and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. Companies are allowed to adopt this standard via either a modified retrospective method of transition or a fully retrospective method of transition. Under the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	June 30, 2022			December 31, 2021
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$99,901	$—	$99,901	$183,304	$—	$183,304
Total cash equivalents	$99,901	$—	$99,901	$183,304	$—	$183,304
Marketable securities:
Commercial paper	$—	$51,053	$51,053	$—	$72,323	$72,323
Corporate debt securities	—	28,062	28,062	—	41,108	41,108
Government securities	—	40,057	40,057	—	24,399	24,399
Total marketable securities	$—	$119,172	$119,172	$—	$137,830	$137,830
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $103.4 million and $217.8 million as of June 30, 2022 and December 31, 2021, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of June 30, 2022 were all less than one year in duration. At June 30, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At June 30, 2022 and December 31, 2021, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (2022 Notes), which were repaid on April 15, 2022. In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 4 Financing arrangements). The estimated fair value of the 2022 Notes and 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2022 Notes and 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the 2022 Notes was zero and $132.4 million as of June 30, 2022 and December 31, 2021, respectively, while the calculated fair value of the 2025 Notes was $143.8 million and $189.0 million as of June 30, 2022 and December 31, 2021, respectively. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the 2025 Notes only.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
3. Condensed consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	June 30, 2022	December 31, 2021
Components	$31,162	$10,761
Finished goods	94,845	75,648
Total inventory	$126,007	$86,409
Property and equipment, net

(in thousands)	June 30, 2022	December 31, 2021
Leasehold improvements	$32,916	$33,764
Production, engineering and other equipment	45,840	45,641
Tooling	11,762	13,537
Computers and software	21,259	20,771
Furniture and office equipment	4,898	5,614
Tradeshow equipment and other	1,970	1,970
Construction in progress	603	480
Gross property and equipment	119,248	121,777
Less: Accumulated depreciation and amortization	(102,848)	(102,774)
Property and equipment, net	$16,400	$19,003

Other long-term assets

(in thousands)	June 30, 2022	December 31, 2021
Point of purchase (POP) displays	$2,401	$2,509
Long-term deferred tax assets	279,232	274,430
Deposits and other	9,126	8,238
Intangible assets, net	15	62
Other long-term assets	$290,774	$285,239
Intangible assets are comprised of purchased technology, which have a useful life between 20-72 months, and an indefinite life asset. Amortization expense was zero and $0.3 million for the three months ended June 30, 2022 and 2021, and $0.1 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, all of the Company’s purchased technology intangible assets were fully amortized.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Accrued expenses and other current liabilities

(in thousands)	June 30, 2022	December 31, 2021
Accrued liabilities	$26,113	$34,989
Accrued sales incentives	35,803	34,117
Employee related liabilities	14,338	19,024
Return liability	5,896	9,263
Warranty liability	7,462	8,268
Inventory received	2,843	7,169
Customer deposits	2,274	2,760
Purchase order commitments	1,104	1,369
Other	9,416	11,613
Accrued expenses and other current liabilities	$105,249	$128,572

Product warranty

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$8,012	$7,452	$8,842	$8,523
Charged to cost of revenue	4,363	4,114	7,248	6,769
Settlement of warranty claims	(4,515)	(3,945)	(8,230)	(7,671)
Warranty liability	$7,860	$7,621	$7,860	$7,621
At June 30, 2022 and December 31, 2021, $7.5 million and $8.3 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.4 million and $0.5 million, respectively, was recorded as a component of other long-term liabilities.

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
At June 30, 2022, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement. The Company has made no borrowings from the 2021 Credit Facility to date, however, there is an outstanding letter of credit of $5.2 million for certain duty related requirements. This was not collateralized by any cash on hand.
2022 Convertible Notes
In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 (2022 Notes), which were repaid in full on April 15, 2022. The 2022 Notes were senior, unsecured obligations of the Company with a maturity date of April 15, 2022. The 2022 Notes could be converted into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 94.0071 shares of Class A common stock per $1,000 principal amount of the 2022 Notes, which was equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. The Company historically paid interest on the 2022 Notes semi-annually in arrears on April 15 and October 15 of each year.

The indenture did not allow for early redemption of the 2022 Notes by the Company, and no sinking fund was provided for the 2022 Notes. The indenture included customary terms and covenants, including certain events of default after which the 2022 Notes may be due and payable immediately.
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

During the three months ended June 30, 2022 and 2021, the preceding conditions allowing holders of the 2022 Notes to early convert were not met.
At any time on or after January 15, 2022 until the second scheduled trading day immediately preceding the maturity date of the 2022 Notes on April 15, 2022, a holder could convert its 2022 Notes, in multiples of $1,000 principal amount. Holders of the 2022 Notes who converted their 2022 Notes in connection with a make-whole fundamental change (as defined in the indenture) were, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders would,

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. These conditions allowing holders of the 2022 Notes to convert were not met by the maturity date of April 15, 2022.
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
On April 15, 2022, the Company repaid $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date. For the three and six months ended June 30, 2022 the Company’s average stock price did not exceed the initial conversion price of $10.64 of the 2022 Notes, so there was no further dilution.
2025 Convertible Notes
In November 2020, the Company issued $125.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 and granted an option to the initial purchasers to purchase up to an additional $18.8 million aggregate principal amount of the 2025 Notes to cover over-allotments, of which $18.8 million was subsequently exercised during November 2020, resulting in a total issuance of $143.8 million aggregate principal amount of the 2025 Notes. The 2025 Notes are senior, unsecured obligations of the Company and mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances. The 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 107.1984 shares of Class A common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $9.3285 per share of common stock, subject to adjustment. The Company pays interest on the 2025 Notes semi-annually in arrears on May 15 and November 15 of each year.
The Company may redeem all or any portion of the 2025 Notes on or after November 20, 2023 for cash if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended June 30, 2022, the conditions allowing holders of the 2025 Notes to convert were not met.
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
The 2022 and 2025 Convertible Notes were separated into liability and equity components for accounting

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
purposes. The carrying amounts of the liability component were initially calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amounts of the equity component representing the conversion option were determined by deducting the fair value of the liability component from the par value of the respective Convertible Senior Notes. This difference represents the debt discount that was amortized to interest expense over the respective terms of the 2022 Notes and 2025 Notes using the effective interest rate method. Upon issuance, the carrying amounts of the liability component from the issuance of the 2022 Notes and the 2025 Notes of $128.3 million and $106.9 million, respectively were recorded in long-term debt on the Condensed Consolidated Balance Sheets. The carrying amounts of the equity component representing the conversion option was determined to be $46.7 million and $36.9 million for the 2022 Notes and 2025 Notes, respectively, upon issuance. The equity component was recorded in additional paid-in-capital and is not remeasured so long as it continued to meet the conditions for equity classification.
The liability component was accreted up to the face value of the 2022 Notes of $175.0 million and 2025 Notes of $143.8 million, which resulted in non-cash interest expense being recognized in the Condensed Consolidated Statements of Operations. The accretion of the 2022 Notes and 2025 Notes to par to long-term debt was amortized into interest expense over the term of the 2022 Note and 2025 Notes using an effective interest rate of approximately 10.5% and 7.5%, respectively.
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
Post adoption of ASU 2020-06
On January 1, 2022, the Company adopted ASU 2020-06 based on the modified retrospective transition method. Under such transition, prior-period information has not been retrospectively adjusted. Upon adoption of ASU 2020-06, the Company is no longer recording the conversion feature of its 2022 Notes and 2025 Notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together are now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of debt issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Accordingly, the Company recorded a decrease to additional paid-in-capital of $78.2 million, a decrease to accumulated deficit of $47.1 million, and an increase to the debt balance of the 2022 Notes and 2025 Notes of $2.3 million and $28.8 million, respectively. In addition, the Company recorded the reversal of U.S. deferred tax liabilities (net) of $7.3 million associated with the 2022 Notes and 2025 Notes upon the adoption of ASU 2020-06, with a corresponding decrease to accumulated deficit for the same amount.
As of June 30, 2022 and December 31, 2021, the outstanding principal on the 2022 Notes was zero and $125.0 million, respectively, the unamortized debt discount was zero and $2.4 million, respectively, the unamortized debt issuance cost was zero and $0.2 million, respectively, and the net carrying amount of the liability was zero and $122.4 million, respectively, which was recorded as short-term debt within the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2022, and 2021, the Company recorded interest expense of $0.2 million and $1.1 million, respectively, for contractual coupon interest, and zero and $0.2 million, respectively, for amortization of debt issuance costs. For the six months ended June 30, 2022, and 2021, the Company recorded interest expense of $1.3 million and $2.2 million, respectively, for contractual coupon interest, and $0.2 million and $0.3 million, respectively, for amortization of debt issuance costs. For the three months ended June 30, 2022 and 2021, the Company recorded zero and $1.9 million, respectively, for amortization of the debt discount, and for the six months ended June 30, 2022 and 2021, the Company recorded zero and $3.8 million, respectively, for amortization of the debt discount.
As of June 30, 2022 and December 31, 2021, the outstanding principal on the 2025 Notes was $143.8 million, the

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
unamortized debt discount was zero and $29.7 million, respectively, the unamortized debt issuance cost was $3.2 million and $2.7 million, respectively, and the net carrying amount of the liability was $140.5 million and $111.3 million, respectively, which was recorded as long-term debt within the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2022 and 2021, the Company recorded interest expense of $0.5 million for contractual coupon interest, and $0.3 million and $0.2 million, respectively, for amortization of debt issuance costs. For the six months ended June 30, 2022 and 2021, the Company recorded interest expense of $0.9 million for contractual coupon interest, and $0.5 million and $0.4 million, respectively, for amortization of debt issuance costs. For the three months ended June 30, 2022 and 2021, the Company recorded zero and $1.5 million, respectively, for amortization of the debt discount, and for the six months ended June 30, 2022 and 2021, the Company recorded zero and $3.1 million, respectively, for amortization of the debt discount.

5. Stockholders' equity
Stock Repurchase Program. On January 27, 2022, the Company’s board of directors authorized the repurchase of up to $100 million of its Class A capital stock. Stock repurchases under the program may be made periodically using a variety of methods, including without limitation, open market purchases, block trades or otherwise in compliance with all federal and state securities laws and state corporate law and in accordance with the single broker, timing, price, and volume guidelines set forth in Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, as such guidelines may be modified by the SEC from time to time. This stock repurchase program has no time limit and may be modified, suspended, or discontinued at any time. The Company currently intends to hold its repurchased shares as treasury stock.
As of June 30, 2022, the remaining amount of share repurchases under the program was $78.2 million. The following table summarizes share repurchases during the three and six months ended June 30, 2022. There were no share repurchases during the three and six months ended June 30, 2021.

(in thousands, except per share data)	Three months ended June 30, 2022	Six months ended June 30, 2022
Shares repurchased	1,802	2,922
Average price per share	$6.53	$7.45
Value of shares repurchased	$11,762	$21,762

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Stock options
A summary of the Company’s stock option activity for the six months ended June 30, 2022 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	3,080	$9.18	5.92	$8,735
Granted	320	8.70
Exercised	(44)	4.70
Forfeited/Cancelled	(24)	14.19
Outstanding at June 30, 2022	3,332	$9.16	5.42	$958

Vested and expected to vest at June 30, 2022	3,332	$9.16	5.42	$958
Exercisable at June 30, 2022	2,352	$10.23	4.73	$361
The aggregate intrinsic value of the stock options outstanding as of June 30, 2022 represents the value of the Company’s closing stock price on June 30, 2022 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the six months ended June 30, 2022 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2021	8,714	$6.52
Granted	3,577	8.66
Vested	(2,441)	6.04
Forfeited	(482)	6.62
Non-vested shares at June 30, 2022	9,368	$7.46
Performance stock units
A summary of the Company’s PSU activity for the six months ended June 30, 2022 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2021	1,134	$6.68
Granted	604	8.70
Vested	(486)	6.75
Forfeited	—	—
Non-vested shares at June 30, 2022	1,252	$7.63
Employee stock purchase plan. For the six months ended June 30, 2022 and 2021, the Company issued 0.3 million and 0.5 million shares under its ESPP, respectively, at weighted-average prices of $7.70 and $4.15, respectively.

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
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$483	$508	$930	$937
Research and development	4,405	4,615	8,563	8,751
Sales and marketing	2,229	2,153	4,352	4,018
General and administrative	3,134	2,753	6,242	5,192
Total stock-based compensation expense	$10,251	$10,029	$20,087	$18,898
The income tax benefit related to stock-based compensation expense was $2.3 million and $4.4 million for the three and six months ended June 30, 2022, respectively. The income tax benefit related to stock-based compensation expense was zero for the three months and six months ended June 30, 2021 due to a full valuation allowance on the Company’s United States net deferred tax assets. See Note 8, Income taxes, for additional details.
At June 30, 2022, total unearned stock-based compensation of $63.8 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 1.97 years.

7. Net income per share
The following table presents the calculations of basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income - Basic	$2,519	$16,952	$8,204	$6,784
Interest on convertible notes, income tax effected	715	—	2,236	—
Net income - Diluted	$3,234	$16,952	$10,440	$6,784

Denominator:
Weighted-average common shares - basic for Class A and Class B common stock	156,645	153,634	156,751	152,911
Effect of dilutive securities	20,215	11,223	26,419	9,544
Weighted-average common shares - diluted for Class A and Class B common stock	176,860	164,857	183,170	162,455

Net income per share
Basic	$0.02	$0.11	$0.05	$0.04
Diluted	$0.02	$0.10	$0.06	$0.04

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Stock-based awards	7,843	1,397	6,113	1,672
Total anti-dilutive securities	7,843	1,397	6,113	1,672
Prior to the adoption of ASU 2020-06, the Company calculated the potential dilutive effect of its 2022 Notes and 2025 Notes under the treasury stock method. As a result, only the amount by which the conversion value exceeded the aggregate principal amount of the 2022 Notes and 2025 Notes (the conversion spread) was considered in the diluted net income (loss) per share computation. The conversion spread was dilutive in periods of net income when the average market price of the Company’s Class A common stock for a given reporting period exceeded the initial conversion prices of $10.64 and $9.3285 per share for the 2022 Notes and 2025 Notes, respectively. For the three months ended June 30, 2021, the conversion spread relating to both the 2022 and 2025 Notes had a dilutive effect on net income per share. For the six months ended June 30, 2021, only the conversion spread relating to the 2025 Notes had a dilutive effect on net income per share. The initial conversion price of the 2022 Notes was greater than the average market price of the Company’s Class A Common Stock for the six months ended June 30, 2021 and as such, had no impact on anti-dilutive or dilutive share calculations. Upon conversion of the 2025 Notes, there will be no economic dilution until the average market price of the Company’s Class A common stock exceeds the cap price of $12.0925 per share, as exercise of the Capped Calls offset any dilution from the 2025 Notes from the initial conversion price up to the cap price. The Capped Calls are excluded from diluted net income per share as they would be anti-dilutive.
The Company’s 2022 Notes matured on April 15, 2022 and the 2025 Notes will mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing arrangements. On April 15, 2022, the Company repaid $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date. The repayment of the 2022 Notes did not have an impact on earnings per share for the periods ended June 30, 2022. The 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the 2025 Notes is 20.8 million shares of Class A common stock.
Additionally, the calculation of weighted-average shares outstanding for the three and six months ended June 30, 2021 excludes approximately 9.2 million shares effectively repurchased and held in treasury stock on the Condensed Consolidated Balance Sheets as a result of the Prepaid Forward transaction entered into in connection with the 2022 Note offering.
Upon the adoption of ASU 2020-06 on January 1, 2022, the Company calculated the potential dilutive effect of its 2022 Notes and 2025 Notes under the if-converted method. Under the if-converted method, diluted net income (loss) per share was determined by assuming all of the 2022 Notes and the 2025 Notes were converted into shares of the Company’s common stock at the beginning of the reporting period. In addition, interest charges on the 2022 Notes and 2025 Notes, which includes both coupon interest and the amortization of debt issuance costs, were added back to the numerator on an after-tax effected basis.
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
8. Income taxes
The Company’s income tax expense (benefit) and the resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective period, including losses generated in countries where the Company is projecting annual losses for which deferred tax assets are not anticipated to be recognized, if any.
The Company’s tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate, adjusted for the effect of discrete items arising in that quarter. When applicable, the Company also excludes jurisdictions with a projected loss for the year (or year-to-date loss) where the Company cannot or does not expect to recognize a tax benefit from its estimated annual effective tax rate. The impact of such inclusions could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings or losses versus annual projections. In each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual tax rate changes, a cumulative adjustment is made in that quarter.

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Income tax expense (benefit)	$110	$(11,670)	$59	$(10,451)
The Company recorded an income tax expense of $0.1 million for the three months ended June 30, 2022 on pre-tax net income of $2.6 million. The Company’s income tax expense for the three months ended June 30, 2022 was composed of $0.6 million of tax expense incurred on pre-tax income, and discrete items that primarily included $0.2 million of net excess tax benefit for employee stock-based compensation and $0.2 million of tax benefit related to the foreign provision to income tax return adjustments. The Company recorded an income tax expense of $0.1 million for the six months ended June 30, 2022 on pre-tax net income of $8.3 million. The Company’s income tax expense for the six months ended June 30, 2022 was composed of $1.9 million of tax expense incurred on pre-tax income, and discrete items that primarily included $1.6 million of net excess tax benefit for employee stock-based compensation and $0.3 million of tax benefit related to the foreign provision to income tax return adjustments.

For the three months ended June 30, 2021, the Company recorded an income tax benefit of $11.7 million on pre-tax net income of $5.3 million. The Company’s income tax benefit for the three months ended June 30, 2021 was composed of $1.0 million of tax expense incurred on pre-tax income, and discrete items that primarily included a $12.6 million tax benefit due to the release of a portion of the Company’s uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions, $1.0 million of net excess tax benefit for employee stock-based compensation, $0.2 million of tax benefit related to restructuring charges and $0.2 million of tax benefit related to the foreign provision to income tax return adjustments, partially offset by a net increase in the valuation allowance of $1.3 million. The Company recorded an income tax benefit of $10.5 million for the six months ended June 30, 2021 on a pre-tax net loss of $3.7 million. The Company’s income tax benefit for the six months ended June 30, 2021 was composed of $2.3 million of tax expense incurred on pre-tax income, and discrete items that primarily included a $12.6 million tax benefit due to the release of a portion of the Company’s uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions, $2.8 million of net excess tax benefit for employee stock-based compensation, $0.4 million of tax benefit related to restructuring charges and $0.4 million of tax benefit related to the foreign provision to income tax return adjustments, partially offset by a net increase in the valuation allowance of $3.3 million.
At June 30, 2022 and December 31, 2021, the Company’s gross unrecognized tax benefits were $22.2 million and $21.3 million, respectively. If recognized, $8.7 million of these unrecognized tax benefits (net of United States federal benefit) at June 30, 2022 would reduce income tax expense. The unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months, it is possible that up to $0.5 million of uncertain tax position

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
9. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.
The components of net lease cost, which were recorded in operating expenses, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost (1)	$2,477	$2,892	$5,327	$5,988
Sublease income	(730)	(100)	(1,461)	(233)
Net lease cost	$1,747	$2,792	$3,866	$5,755
(1)    Operating lease cost includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,479	$7,493
Right-of-use assets obtained in exchange for operating lease liabilities	873	1,018

Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years) - operating leases	4.23	4.64
Weighted-average discount rate - operating leases	6.0%	6.0%

As of June 30, 2022, maturities of operating lease liabilities were as follows:

(in thousands)	June 30, 2022
2022 (remaining 6 months)	$5,746
2023	13,084
2024	12,140
2025	11,869
2026	11,727
Thereafter	973
Total lease payments	55,539
Less: Imputed interest	(7,133)
Present value of lease liabilities	$48,406
Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of June 30, 2022, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $251.7 million.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Legal proceedings and investigations. On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. GoPro filed an inter partes review (IPR) at the United States Patent and Trademark Office. On November 30, 2015, Contour dismissed the Utah action, and Contour IP Holdings LLC (CIPH), a non-practicing entity, re-filed a similar complaint in Delaware. The case was transferred to the Northern District of California in July 2017 (case 3:17-cv-04738) and was stayed pending the IPR proceedings. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019. Due to COVID-19 delays, the trial was delayed several times. Separately, on March 26, 2021, CIPH filed a new lawsuit against Company in the same court (case 3:21-cv-02143), asserting the same patents against certain GoPro products. On March 4, 2022, the Court granted the Company’s motion for summary judgment that the asserted patents are invalid under 35 U.S.C. 101 for claiming unpatentable subject matter, and entered judgment in favor of the Company and against CIPH on March 15, 2022. CIPH filed a notice of appeal on April 13, 2022, and its opening brief is due August 16, 2022. The Company believes that the appeal lacks merit, and intends to vigorously defend against CIPH's appeal.
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of June 30, 2022, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

10. Concentrations of risk and geographic information
Concentration of risk. Financial instruments which potentially subject the Company to concentration of credit risk includes cash and cash equivalents, marketable securities, accounts receivable, and derivative instruments, including the Capped Calls associated with the 2025 Notes. The Company places cash and cash equivalents with high-credit-quality financial institutions; however, the Company maintains cash balances in excess of the FDIC insurance limits. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within the Company’s expectations. The Company believes its counterparty credit risk related to its derivative instruments is mitigated by transacting with major financial institutions with high credit ratings.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	June 30, 2022	December 31, 2021
Customer A	30%	18%
Customer B	23%	30%
Customer C	12%	*
* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Accounts receivable sold	$26,872	$3,902	$50,821	$34,636
Factoring fees	212	8	265	215
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Customer A	11%	11%	*	11%
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
Geographic information
Revenue by geographic region was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Americas	$126,377	$146,600	$228,960	$253,238
Europe, Middle East and Africa (EMEA)	71,691	61,190	133,222	110,993
Asia and Pacific (APAC)	52,617	41,796	105,208	89,035
Total revenue	$250,685	$249,586	$467,390	$453,266

Revenue from the United States, which is included in the Americas geographic region, was $108.0 million and $131.4 million for the three months ended June 30, 2022 and 2021, respectively, and $193.2 million and $224.7 million for the six months ended June 30, 2022 and 2021. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

As of June 30, 2022 and December 31, 2021, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $4.7 million and $5.7 million, respectively.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note About Forward-Looking Statements in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading Risk Factors in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
This MD&A is organized as follows:
•Overview. Discussion of our business and overall analysis of financial and other highlights affecting the Company in order to provide context for the remainder of MD&A.
•Results of Operations. Analysis of our financial results comparing the second quarter and first six months of 2022 to 2021.
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
In the Fall of 2021, we began shipping our HERO10 Black flagship camera that includes our new high-performance GP2 processor. The camera's highest video resolution of 5.3K at 60 frames per second delivers 91% more pixel resolution than 4K at 30 frames per second and 665% more pixel resolution than 1080p HD at 60 frames per second, allowing for fluid playback and 2X slow motion. 4K video can be captured at 120 frames per second (4X slow motion) and 2.7K video can be captured at 240 frames per second (8X slow motion). The new GP2 processor also enables HyperSmooth 4.0 video stabilization. HERO10 Black's in-camera horizon leveling feature benefits from an increased tilt limit of 45° in high-performance settings. The new GP2 processor combined with the ultra-high resolution 23.6 megapixel (MP) sensor enables life-like image quality. In addition to 23MP photos, HERO10 Black enables 19.6MP video stills to be pulled from 5K 4:3 video at 30 frames per second and 15.8MP video stills from 5.3K video at 60 frames per second, which is ideal for capturing still images of sports and fast-paced activities. The HERO10 Black is also cloud connected while being charged and will automatically upload recently captured footage to the user’s GoPro cloud account. Additionally, the HERO10 Black continues to

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
build off HERO9 Black features, including Power Tools, TimeWarp 3.0, front-facing and rear touch displays, and camera Mod compatibility.
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
In April 2022, we introduced and began shipping the HERO10 Black Bones, a specifically built FPV (First Person View) drone camera which includes our GP2 processor, HyperSmooth 4.0, and the ReelSteady desktop app. The camera delivers the same image quality and video frame rates as the HERO10 Black.
Our HERO10 Black, HERO9 Black, HERO8 Black and MAX cameras are compatible with our ecosystem of mountable and wearable accessories.
We offer our GoPro subscription, which includes unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro gear, mounts and accessories.
In addition to GoPro subscription, we offer the Quik subscription which makes it easy for users to get the most out of their favorite photos and videos no matter which phone or camera is used to capture the footage. We believe the launch of the Quik subscription is an important step in expanding our total addressable market to those who value organizing the visual moments of their lives. We also offer Open GoPro, an open API initiative that makes it easy for third-party developers to integrate their HERO camera into their own development efforts.
The COVID-19 pandemic is continuing to have widespread, evolving, and unpredictable impacts on global societies, economies, financial markets, supply chains and business practices. In the first quarter of 2020, we closed all of our offices and required most of our employees to work remotely and have continued to focus on being a remote first company. In the second quarter of 2022 we supported limited capacity office re-openings and encourage our employees to continue to work remotely. At this point, the duration and impact, if any, of these and any additional operational changes we may implement is uncertain, but the changes we have implemented have not affected and are not expected to affect our ability to maintain operations, including financial reporting systems, internal control over financial reporting and disclosure controls and procedures. See Item 1A Risk Factors for further discussion of the possible impact of the COVID-19 pandemic on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

% Change
(units and dollars in thousands, except per share amounts)	Q2 2022	Q1 2022	Q2 2021	Q2 2022 vs. Q1 2022	Q2 2022 vs. Q2 2021
Revenue	$250,685	$216,705	$249,586	16%	0.4%
Camera units shipped (1)	640	523	724	22%	(12)%
Gross margin (2)	38.3%	41.8%	39.8%	(350)	bps	(150)	bps
Operating expenses	$91,349	$82,314	$89,780	11%	2%
Net income	$2,519	$5,685	$16,952	(56)%	(85)%
Diluted net income per share	$0.02	$0.04	$0.10	(50)%	(80)%
Cash provided by (used in) operations	$12,856	$(73,407)	$23,174	(118)%	(45)%

Other financial information:
Adjusted EBITDA (3)	$16,891	$20,649	$25,065	(18)%	(33)%
Non-GAAP net income (4)	$12,790	$15,196	$19,862	(16)%	(36)%
Non-GAAP diluted net income per share	$0.08	$0.09	$0.12	(11)%	(33)%
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
Second quarter 2022 financial performance
Revenue was $250.7 million for the second quarter of 2022 or a 0.4% increase from the same period in 2021. The slight year-over-year revenue improvement was driven by sales of our cameras at higher price points, which was positively impacted by a $50 increase in MSRP on our latest flagship camera. Our average selling price, which is defined as total revenue divided by camera units shipped, for the second quarter of 2022 was $392, or a 13.5% year-over-year increase, primarily due to greater than 90% of our camera revenue mix being derived from cameras with a suggested retail price equal to or greater than $400, as well as an increase in subscription and service revenue. These improvements to revenue were partially offset by a decrease in the camera units shipped in the second quarter of 2022 to 640 thousand, compared to 724 thousand camera units for the same period of 2021, and the strengthening of the U.S. dollar. Subscription and service revenue grew to $20.1 million in the second quarter of 2022, or a 71% increase year-over-year. We had approximately 1.91 million GoPro subscribers as of June 30, 2022, a 65% increase year-over-year. GoPro.com revenue increased 8.5% year-over-year to $95.3 million in the second quarter of 2022, primarily driven by an increase in subscription and service revenue. GoPro.com revenue represented 38.0% and 35.2% of total revenue for the second quarter of 2022 and 2021, respectively, while retail revenue represented 62.0% and 64.8% of total revenue for the second quarter of 2022 and 2021, respectively.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The gross margin percentage for the second quarter of 2022 was 38.3%, down from 39.8% in the second quarter of 2021 primarily due to the strengthening of the U.S. dollar. Overall, our second quarter of 2022 revenue and operating income were negatively impacted by approximately $8 million due to the strengthening of the U.S. dollar. Net income for the second quarter of 2022 was $2.5 million compared to net income of $17.0 million generated in the same period in 2021. The year-over-year change in net income was primarily driven by an $11.8 million decrease in income tax benefit in 2021. Adjusted EBITDA for the second quarter of 2022 was $16.9 million, compared to $25.1 million for the same period in 2021.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We generated positive operating income for the second quarter of 2022, for the first half of 2022, and for the full year 2021, and we continue to make strategic decisions to create sustainable growth and profitability in our business. Prior to fiscal year 2021, we incurred operating losses during fiscal years 2020, 2019 and 2018. Our prior restructuring actions, along with continued effective cost management, has allowed us to scale our on-going operating expenses based on our growth strategies, resulting in a more efficient global organization that has allowed for improved communication and better alignment among our functional teams. As a result of the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to reduce the number of distributors and retailers to focus more on direct-to-consumer sales through GoPro.com, while also continuing to cultivate the partnerships with our remaining distributors and retailers, in order to continue to grow both sales channels concurrently.
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
We continue to believe that international markets represent a significant opportunity to achieve continued profitability. While the total market for digital cameras has continued to decline as smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our mobile app and cloud solutions, our continued innovation of product features desired by our users, and our brand, all help support our business from many of the negative trends facing this market. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. We will continue to leverage our brand recognition to increase our global presence through

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
GoPro.com with the active promotion of our brand, the expansion of localized products in international markets with region-specific marketing, and a focus on the biggest investment opportunities.
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
Seasonality. Historically, we have experienced the highest levels of total revenue in the fourth quarter of the year, coinciding with the holiday shopping season, particularly in the United States and Europe. While we have implemented operational changes aimed at reducing the impact of fourth quarter seasonality on full year performance, timely and effective product introductions and forecasting, whether just prior to the holiday season or otherwise, are critical to our operations and financial performance. As it relates to our subscriptions, we have historically experienced the highest retail subscription attach rates in the first quarter of the year, following the fourth quarter gift giving season.
Macroeconomic Risks. Macroeconomic conditions affecting the level of consumer spending includes general market conditions, fluctuations in foreign exchange rates and interest rates, and inflation. Although the majority of our retail sales occur in U.S. dollars, we sell in local currency through our GoPro.com channel, which subjects us to exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less attractive to the consumer. If sales denominated in foreign currencies increase in the future, fluctuations in foreign exchange rates could have a material impact on our future operating results. Some product costs have become subject to inflationary pressure and we may not be able to fully offset such higher costs through price increases; our inability or failure to adjust pricing could harm our business, financial condition, and operating results.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2022		2021		2022		2021
Revenue	$250,685	100%	$249,586	100%	$467,390	100%	$453,266	100%
Cost of revenue	154,681	62	150,304	60	280,910	60	275,288	61
Gross profit	96,004	38	99,282	40	186,480	40	177,978	39
Operating expenses:
Research and development	36,218	14	37,800	15	67,816	15	70,230	15
Sales and marketing	39,439	16	35,670	14	74,812	16	71,460	16
General and administrative	15,692	6	16,310	7	31,035	7	30,298	7
Total operating expenses	91,349	36	89,780	36	173,663	38	171,988	38
Operating income	4,655	2	9,502	4	12,817	2	5,990	1
Other income (expense):
Interest expense	(1,538)	(1)	(5,532)	(2)	(3,747)	(1)	(11,412)	(3)
Other income (expense), net	(488)	—	1,312	—	(807)	—	1,755	—
Total other expense, net	(2,026)	(1)	(4,220)	(2)	(4,554)	(1)	(9,657)	(3)
Income (loss) before income taxes	2,629	1	5,282	2	8,263	1	(3,667)	(2)
Income tax expense (benefit)	110	—	(11,670)	(5)	59	—	(10,451)	(3)
Net income	$2,519	1%	$16,952	7%	$8,204	1%	$6,784	1%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended June 30,			Six months ended June 30,
	2022	2021	% Change	2022	2021	% Change
Camera units shipped	640	724	(12)%	1,163	1,280	(9)%

Average selling price	$392	$345	14	$402	$354	14

Retail	$155,415	$161,810	(4)	$283,495	$283,432	—
Percentage of revenue	62.0%	64.8%		60.7%	62.5%
GoPro.com	$95,270	$87,776	9	$183,895	$169,834	8
Percentage of revenue	38.0%	35.2%		39.3%	37.5%
Total revenue	$250,685	$249,586	0.4%	$467,390	$453,266	3%

Americas	$126,377	$146,600	(14)%	$228,960	$253,238	(10)%
Percentage of revenue	50.4%	58.8%		49.0%	55.9%
Europe, Middle East and Africa (EMEA)	$71,691	$61,190	17	$133,222	$110,993	20
Percentage of revenue	28.6%	24.5%		28.5%	24.5%
Asia and Pacific (APAC)	$52,617	$41,796	26	$105,208	$89,035	18
Percentage of revenue	21.0%	16.7%		22.5%	19.6%
Total revenue	$250,685	$249,586	0.4%	$467,390	$453,266	3%
Revenue was $250.7 million for the second quarter of 2022 or a 0.4% increase from the same period in 2021. Revenue in the first half of 2022 was $467.4 million, or a 3.1% increase from the same period in 2021. The year-over-year revenue improvements were driven by sales of our cameras at higher price points, which was positively impacted by a $50 increase in MSRP on our latest flagship camera. Our average selling price, which is defined as total revenue divided by camera units shipped, increased 13.5% year-over-year to $392 for the second quarter of 2022 and increased 13.4% year-over-year to $402 for the first half of 2022. The increases in our average selling price was primarily due to greater than 90% of our camera revenue mix being derived from cameras with a suggested retail price equal to or greater than $400, as well as an increase in subscription and service revenue. These improvements to revenue were partially offset by a 12% and 9% year-over-year decrease in units shipped in the second quarter and first half of 2022, respectively. The strengthening of the U.S. dollar also negatively impacted revenue in the second quarter and first half of 2022 by approximately $8 million and $12 million, respectively. Subscription and service revenue grew to $20.1 million in the second quarter of 2022, or a 71% increase year-over-year. We had approximately 1.91 million GoPro subscribers as of June 30, 2022, a 65% increase year-over-year. GoPro.com revenue increased 8.5% year-over-year to $95.3 million in the second quarter of 2022, primarily driven by an increase in subscription and service revenue.
Cost of revenue and gross margin

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Cost of revenue	$154,188	$149,491	3%	$279,905	$273,307	2%
Stock-based compensation	483	508	(5)	930	937	(1)
Acquisition-related costs	—	288	(100)	47	1,011	(95)
Restructuring costs	10	17	(41)	28	33	(15)
Total cost of revenue	$154,681	$150,304	3%	$280,910	$275,288	2%
Gross margin	38.3%	39.8%		39.9%	39.3%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross margin of 38.3% in the second quarter of 2022 decreased from 39.8% in the same period of 2021, or 150 bps. The primary driver for the year-over-year decrease was the effect of foreign exchange rate fluctuations on sales, which was 185 bps or approximately $8 million. In addition, we experienced higher camera costs relative to our average selling price growth, 101 bps or approximately $2 million, partially offset by increased margin contribution from subscription and service revenue, 136 bps or approximately $6 million.
Gross margin of 39.9% in the first half of 2022 increased from 39.3% in the same period of 2021, or 60 bps. This was primarily due to increased margin contribution from subscription and service revenue, 123 bps or approximately $12 million, increased average selling price growth relative to higher camera costs, 49 bps or approximately $7 million, and lower acquisition related costs, 39 bps or approximately $1 million, partially offset by the effect of foreign exchange rate fluctuations on sales, 150 bps or approximately $12 million.
Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Research and development	$31,726	$33,045	(4)%	$59,014	$61,192	(4)%
Stock-based compensation	4,405	4,615	(5)	8,563	8,751	(2)
Restructuring costs	87	140	(38)	239	287	(17)
Total research and development	$36,218	$37,800	(4)%	$67,816	$70,230	(3)%
Percentage of revenue	14.4%	15.1%		14.5%	15.5%
The year-over-year decrease of $1.6 million, or 4%, in total research and development expenses in the second quarter of 2022 compared to the same period of 2021 reflected a decrease of $0.9 million in cash based personnel-related costs, a $0.2 million decrease in stock based compensation, a $0.2 million decrease in allocated facilities, depreciation and other supporting overhead expenses, and a $0.2 million decrease in consulting and professional service costs.
The year-over-year decrease of $2.4 million, or 3%, in total research and development expenses in the first half of 2022 compared to the same period of 2021 reflected a decrease of $1.0 million in cash based personnel-related costs, a $0.6 million decrease in allocated facilities, depreciation and other supporting overhead expenses, a $0.3 million decrease related to a one time foreign research and development tax credit received in 2021, and a $0.2 million decrease in stock based compensation.
Sales and marketing

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Sales and marketing	$37,161	$33,378	11%	$70,326	$67,241	5%
Stock-based compensation	2,229	2,153	4	4,352	4,018	8
Restructuring costs	49	139	(65)	134	201	(33)
Total sales and marketing	$39,439	$35,670	11%	$74,812	$71,460	5%
Percentage of revenue	15.7%	14.3%		16.0%	15.8%
The year-over-year increase of $3.8 million, or 11%, in total sales and marketing expenses in the second quarter of 2022 compared to the same period of 2021 reflected a $2.2 million increase in overall advertising and marketing expenses attributable to online campaigns and marketing events, a $0.8 million increase in subscription related service provider fees, a $0.3 million increase in cash based personnel-related costs and a $0.3 million increase in allocated facilities, depreciation and other supporting overhead expenses.
The year-over-year increase of $3.4 million, or 5%, in total sales and marketing expenses in the first half of 2022 compared to the same period of 2021 reflected a $3.3 million increase in overall advertising and marketing expenses attributable to online campaigns and marketing events, and a $1.2 million increase in cash based personnel-related costs, partially offset by a $1.7 million decrease in subscription related service provider fees.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
General and administrative	$12,531	$13,505	(7)%	$24,717	$24,997	(1)%
Stock-based compensation	3,134	2,753	14	6,242	5,192	20
Restructuring costs	27	52	(48)	76	109	(30)
Total general and administrative	$15,692	$16,310	(4)%	$31,035	$30,298	2%
Percentage of revenue	6.3%	6.5%		6.6%	6.7%
The year-over-year decrease of $0.6 million, or 4%, in total general and administrative expenses in the second quarter of 2022 compared to the same period of 2021 reflected a $1.0 million decrease in litigation expenses, partially offset by a $0.4 million increase in stock based compensation.
The year-over-year increase of $0.7 million, or 2%, in total general and administrative expenses in the first half of 2022 compared to the same period of 2021 reflected a $1.1 million increase in stock-based compensation, a $0.4 million increase in cash-based personnel-related costs, partially offset by a $0.8 million decrease in litigation expenses.
Other income (expense)

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Interest expense	$(1,538)	$(5,532)	(72)%	$(3,747)	$(11,412)	(67)%
Other income (expense), net	(488)	1,312	(137)	(807)	1,755	(146)
Total other expense, net	$(2,026)	$(4,220)	(52)%	$(4,554)	$(9,657)	(53)%
Total other expense, net, decreased $2.2 million in the second quarter of 2022 compared to the same period of 2021, and decreased $5.1 million in the first half of 2022 compared to the same period of 2021. The decreases were primarily due to a decrease in non-cash interest expense related to our 2022 Notes and 2025 Notes. As part of the adoption of ASU 2020-06 in fiscal year 2022, the requirement to recognize a debt discount related to the debt conversion feature of our 2022 Notes and 2025 Notes under the prior authoritative accounting guidance for convertible debt was eliminated, and as a result there was no non-cash interest expense recognized during any period in 2022. We repaid the remaining principal amount of $125.0 million of the 2022 Notes at maturity on April 15, 2022.
Income taxes

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Income tax expense (benefit)	$110	$(11,670)	(101)%	$59	$(10,451)	(101)%
We recorded an income tax expense of $0.1 million for the three months ended June 30, 2022 on pre-tax net income of $2.6 million. Our income tax expense for the three months ended June 30, 2022 primarily related to $0.6 million of tax expense incurred on pre-tax income, and discrete items that primarily included $0.2 million of net excess tax benefit for employee stock-based compensation and $0.2 million of tax benefit related to the foreign provision to income tax return adjustments.
We recorded an income tax expense of $0.1 million for the six months ended June 30, 2022, on pre-tax net income of $8.3 million. Our income tax expense for the six months ended June 30, 2022 primarily related to $1.9 million of tax expense incurred on pre-tax income, and discrete items that primarily included $1.6 million of net excess tax benefit for employee stock-based compensation and $0.3 million tax benefit related to the foreign provision to income tax return adjustments.

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
See Note 8 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$203,279	$401,087
Marketable securities	119,172	137,830
Total cash, cash equivalents and marketable securities	$322,451	$538,917
Percentage of total assets	31%	43%
Our primary source of cash is receipts from sales of our products and services. Other sources of cash are from proceeds from the issuance of convertible notes, employee participation in the employee stock purchase plan, the exercise of employee stock options, tax refunds and facility subleases. The uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing, office rent, purchases of property and equipment, other costs of revenue, share repurchases, repurchases of convertible notes, interest, and taxes.
Our liquidity position has been historically impacted by seasonality, which is primarily driven by higher revenues during the second half of the year as compared to the first half. For example, net cash provided by operating activities during the second half of 2021 was $231.5 million, which represented more than 100% of the total cash provided by operating activities for the full year 2021.
As of June 30, 2022, our cash, cash equivalents and marketable securities totaled $322.5 million. Our cash, net of the outstanding principal balance of the 2025 Notes, as of June 30, 2022 was $178.7 million. The overall cash used in operating activities of $60.6 million for the six months ended June 30, 2022 was primarily attributable to net cash outflows from changes in our working capital of $100.1 million, partially offset by net cash inflows from other non-cash expenses of $29.0 million, deferred income tax expense of $2.4 million, and net income of $8.2 million. Working capital changes for the six months ended June 30, 2022 of $100.1 million were the result of a decrease in accounts payable and other liabilities of $101.7 million and an increase in inventory of $39.6 million, partially offset by a decrease in accounts receivable of $26.2 million, a decrease in prepaid expenses and other assets of $12.2 million, and an increase in deferred revenue of $2.8 million. As of June 30, 2022, $11.0 million of cash was held by our foreign subsidiaries.
Convertible Notes
In April 2017, we issued $175.0 million aggregate principal amount of the 2022 Notes in a private placement to purchasers for resale to qualified institutional buyers. The 2022 Notes were senior, unsecured obligations with a maturity date of April 15, 2022. The 2022 Notes could be converted into cash, shares of the Class A common stock, or a combination thereof, at our election, at an initial conversion rate of 94.0071 shares of common stock per $1,000 principal amount of the 2022 Notes, which is equivalent to an initial conversion price of approximately $10.64 per share of common stock, subject to adjustment. We have paid interest on the 2022 Notes semi-annually in arrears on April 15 and October 15 of each year.
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
•In January 2021, we entered into a Credit Agreement which provides for a revolving credit facility under which we may borrow up to an aggregate amount of $50.0 million. Our credit facility will terminate and any outstanding borrowings become due and payable on the earlier of (i) January 2024 and (ii) unless we have cash in a specified deposit account in an amount equal to or greater than the amount required to repay our convertible notes due April 2022, 91 days prior to the maturity date of such convertible notes. No borrowings have been made from the credit facility to date (See Note 4 Financing arrangements, in the Notes to Condensed Consolidated Financial Statements for additional information).

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
•The $125.0 million aggregate principal amount of the 2022 Notes matured on April 15, 2022. We repaid $127.2 million on April 15, 2022 to the debt holders of the 2022 Notes, which represented the full outstanding principal balance plus accrued interest as of the maturity date.
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
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2022	2021	% Change
Net cash provided by (used in):
Operating activities	$(60,551)	$(2,318)	2,512%
Investing activities	$16,778	$(34,908)	(148)%
Financing activities	$(152,564)	$(3,775)	3,941%
Cash flows from operating activities
Cash used in operating activities of $60.6 million for the six months ended June 30, 2022, was primarily attributable to net cash outflows from changes in our working capital of $100.1 million, partially offset by net cash inflows from other non-cash expenses of $29.0 million, deferred income tax expense of $2.4 million, and net income of $8.2 million. Working capital changes for the six months ended June 30, 2022 of $100.1 million were the result of a decrease in accounts payable and other liabilities of $101.7 million and an increase in inventory of $39.6 million, partially offset by a decrease in accounts receivable of $26.2 million, a decrease in prepaid expenses and other assets of $12.2 million, and an increase in deferred revenue of $2.8 million. The changes in working capital for the six months ended June 30, 2022 reflect a change in the presentation of inventory components related to one of our contract manufacturers from prepaid expenses to inventory, due to changes in the contractual arrangement. This presentation change did not have a net impact on cash used in operating activities.
Cash flows from investing activities
Cash provided by investing activities of $16.8 million for the six months ended June 30, 2022, was primarily attributable to maturities of marketable securities of $65.1 million, partially offset by purchases of marketable securities of $47.1 million and net purchases of property and equipment of $1.3 million.
Cash flows from financing activities
Cash used in financing activities of $152.6 million for the six months ended June 30, 2022, was primarily attributable to the repayment of our 2022 Notes of $125.0 million, $21.8 million in repurchases of our outstanding common stock and $8.5 million in tax payments for net restricted stock unit (RSU) settlements, partially offset by $2.7 million inflows from stock purchases made through our employee stock purchase plan and employee stock option exercises.
Indemnifications
We have entered into indemnification agreements with our directors and executive officers which require us to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, we enter into agreements that contain a variety of representations and warranties, and provide for general indemnification. Our exposure under these agreements is unknown

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
because it involves claims that may be made against us in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of June 30, 2022, we have not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, we may record charges in the future as a result of these indemnification obligations.

Critical Accounting Policies and Estimates
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This accounting standard update, which we adopted effective January 1, 2022, has a significant impact on the ongoing accounting of the 2022 and 2025 Notes. Refer to Note 1, Summary of business and significant accounting policies, in our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the adoption of this accounting standard update.
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
•non-GAAP net income (loss) excludes acquisition-related costs including the amortization of acquired intangible assets (primarily consisting of acquired technology), the impairment of acquired intangible assets (if applicable), as well as third-party transaction costs incurred for legal and other professional services. These costs are not factored into our evaluation of potential acquisitions, or of our performance after completion of the acquisitions, because these costs are not related to our core operating performance or reflective of ongoing operating results in the period, and the frequency and amount of such costs vary significantly based on the timing and magnitude of our acquisition transactions and the maturities of the businesses being acquired. Although we exclude the amortization of acquired intangible assets from our non-GAAP net income (loss), management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and contribute to revenue generation. Additionally, in connection with the adoption of ASU 2020-06 on January 1, 2022, we add back the tax effected cash interest expense associated with our 2022 Notes and 2025 Notes, as if converted at the beginning of the period, if the impact is dilutive;
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
•GAAP and non-GAAP net income (loss) per share includes the dilutive, tax effected cash interest expense associated with our 2022 Notes and 2025 Notes, as if converted at the beginning of the period in connection with the adoption of ASU 2020-06 on January 1, 2022; and
•other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net income to adjusted EBITDA:

	Three months ended
(in thousands)	June 30, 2022	March 31, 2022	June 30, 2021
Net income	$2,519	$5,685	$16,952
Income tax expense (benefit)	110	(51)	(11,670)
Interest expense, net	1,244	2,111	5,484
Depreciation and amortization	2,253	2,302	2,694
POP display amortization	430	687	671
Stock-based compensation	10,251	9,836	10,029
Restructuring and other costs	84	79	905
Adjusted EBITDA	$16,891	$20,649	$25,065
The following table presents a reconciliation of net income to non-GAAP net income:

	Three months ended
(in thousands, except per share data)	June 30, 2022	March 31, 2022	June 30, 2021
Net income	$2,519	$5,685	$16,952
Stock-based compensation	10,251	9,836	10,029
Acquisition-related costs	—	47	288
Restructuring and other costs	84	79	905
Non-cash interest expense	—	—	3,512
Income tax adjustments	(64)	(451)	(11,824)
Non-GAAP net income	$12,790	$15,196	$19,862

GAAP net income - basic	$2,519	$5,685	$16,952
Add: Interest on convertible notes, tax effected*	715	1,521	—
GAAP net income - diluted	$3,234	$7,206	$16,952

Non-GAAP net income - basic	$12,790	$15,196	$19,862
Add: Interest on convertible notes, tax effected*	715	1,521	—
Non-GAAP net income - diluted	$13,505	$16,717	$19,862

GAAP diluted net income per share	$0.02	$0.04	$0.10
Non-GAAP diluted net income per share	$0.08	$0.09	$0.12

GAAP shares for basic net income per share	156,645	156,864	153,634
Add: Effect of dilutive securities	20,215	31,873	11,223
GAAP shares for diluted net income per share	176,860	188,737	164,857
Add: Non-GAAP only dilutive securities	—	—	—
Non-GAAP shares for diluted net income per share	176,860	188,737	164,857

* Reflects the use of the if-converted method for our convertible notes, effective January 1, 2022 due to the adoption of ASU 2020-06.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In addition to market risk that is created by the uncertainties and the global market disruptions resulting from the COVID-19 pandemic, we are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com, which has increased as a result of our focus on our direct-to-consumer sales strategy, is denominated in U.S. dollars and various foreign currencies. To the extent that revenue from foreign currency transactions increases, our foreign currency risk will also increase. However, to date, the majority of our product sales and inventory purchases have been denominated in U.S. dollars. We therefore have had limited foreign currency risk associated with these two activities. The functional currency of all of our entities is the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies, principally the Euro, British pound, Singaporean Dollar, Australian Dollar, and Canadian Dollar. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is immaterial at this time and do not constitute a significant portion of our total expenses. As we continue to focus on the growth of our direct-to-consumer business and expand our operations, if foreign currency exchange rates continue to be volatile, or if foreign currency held increases our exposure to foreign currency risk could become more significant. To date, we have not entered into any material foreign currency exchange contracts and we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. For assets and liabilities denominated in other currencies, we do not believe that the effects of a 10% shift in exchange rates between those currencies and the U.S. dollar would have a material effect on our results of operations from such a shift.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of June 30, 2022. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess any impact on the design and operating effectiveness of our internal control over financial reporting as a result of the COVID-19 pandemic.

PART II
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1, Note 9 Commitments, contingencies and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended June 30, 2022.

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
•An economic downturn or economic uncertainty in our key United States and international markets, as well as inflation or fluctuations in currency exchange rates may adversely affect consumer discretionary spending and demand for our products.
•We rely on third-party suppliers, some of which are sole-source suppliers, to provide services and components for our products which may lead to supply shortages and other services, long lead times for components, and supply changes, any of which could disrupt our supply chain or our operations and may increase our costs.
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
Additionally, since the fourth quarter of 2016, we implemented four company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, in order to focus our resources on cameras, accessories, software and subscription and service. We may not realize further or sustain cost savings from these previous actions. We may continue to experience fluctuating revenue, expenses and profitability for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our 2021 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
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
The majority of our sales occur in U.S. dollars and an increase in the value of the dollar against the Euro and other currencies could increase the real cost to consumers of our products in those markets outside the United States. For example, in countries where we sell in local currency, we are subject to exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less favorable to the consumer. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our products resulting in consumer demand for our products that may not reach our sales targets. Some product costs have become subject to inflationary pressure and we may not be able to fully offset any such higher costs through price increases; our inability or failure to offset any such higher costs as necessary could harm our business, financial condition, and operating results. Strengthening of the U.S. dollar and/or weakness in the economies of Euro zone countries could adversely impact sales of our products in the European region, which would have a material negative impact on our future operating results. Our sensitivity to economic cycles and any related fluctuation in consumer demand could adversely affect our business, financial condition and operating results.
Additionally, the withdrawal of the United Kingdom from the European Union (Brexit) and the war in Ukraine has created economic and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit and the war in Ukraine may not be fully realized for several years.
We rely on third-party suppliers, some of which are sole-source suppliers, to provide services and components for our products which may lead to supply shortages and other services, long lead times for components, and supply changes, any of which could disrupt our supply chain or our operations and may increase our costs.
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
Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules and could increase as a result of the continuing impact of COVID-19 and its impact on the global supply chain, global conflicts, or other factors. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable, including as a result of global conflict and the COVID-19 pandemic.

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
Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the inability to execute on, a supplier roadmap for components and technologies, and natural disasters, fire, acts of terrorism, global conflicts, pandemics, including the COVID-19 pandemic, or other catastrophic events.
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
Additionally, we rely on third parties to provide software and enterprise services. For example, we host our software applications and firmware upgrades for our cameras using Amazon Web Services (AWS). A prolonged AWS service disruption affecting our subscription products would negatively impact our ability to serve our consumers and could damage our reputation with current and potential consumers, expose us to liability, cause us to lose consumers, or otherwise harm our business. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we use, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to the GoPro or Quik subscriptions as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure service provider, which could materially adversely affect our business, results of operations and financial condition.
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
The effect of seasonal demand fluctuations on supply chains, transportation costs, fuel costs, labor unrest, natural disasters, global conflicts, regional or global pandemics, and other adverse effects on our ability, timing and cost of delivering products can increase our inventory, decrease our margins, adversely affect our relations with distributors and other customers and otherwise adversely affect our results of operations and financial condition.
Environmental regulations or changes in the supply, demand or available sources of natural resources may affect the availability and cost of goods and services necessary to run our business. We require our contract manufacturers and suppliers to comply with our formal supplier code of conduct and relevant standards and have ongoing audit programs in place to assess our suppliers’ compliance with our requirements. We periodically conduct audits of our contract manufacturers’ and suppliers’ compliance with our code of conduct, applicable laws and good industry practices. However, these audits may not be frequent or thorough enough to detect non-

compliance. Deliberate violations of labor, environmental or other laws by our contract manufacturers or suppliers, or a failure of these parties to follow ethical business practices, could lead to negative publicity and harm our reputation or brand.
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
As a result of the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to focus more on direct-to-consumer sales through GoPro.com, and implemented a restructuring plan in April 2020 (the 2020 Restructuring Plan) to realign our workforce to areas of growth combined with certain cost saving measures. The 2020 Restructuring Plan reduced our operating expenses in 2020 as a result of a 20% reduction of our global workforce and the consolidation of certain leased office facilities.
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
Additionally, as a result of the macro-economic environment, including inflation and the COVID-19 pandemic, we may not be able to accurately forecast consumer demand and inventory requirements and appropriately manage inventory to meet demand. With respect to management and supply costs, we may be impacted by heightened demand for specialty memory, components and batteries that are not supported by our manufacturing partners. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications and other products and services. Our research and development expenses were $141.5 million, $131.6 million and $142.9 million for 2021, 2020 and 2019, respectively. We expect that our research and development expenses will continue to be substantial in 2022 as we develop innovative technologies. Unanticipated problems in developing products could also divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
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
Any security breach, unauthorized access or usage, virus or similar breach or disruption of our systems, or the systems of third parties on which we rely including web hosting services, billing and payment processing, or software could result in a disruption to our business or the loss of confidential information, costly investigations, remediation efforts and costly notification to affected consumers. If such content were accessed by unauthorized third parties or deleted inadvertently by us or third parties, our brand and reputation could be adversely affected. Cyberattacks could also adversely affect our operating results, consume internal resources and result in litigation or potential liability for us and otherwise harm our business and our reputation.
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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2021 and 2020 and, as of June 30, 2022, we had an accumulated deficit of $216.8 million. Beginning in the fourth quarter of 2016 through the second quarter of 2020, we implemented four global reductions-in-force and other restructuring actions to reduce our operating expenses. We may not realize the cost savings expected from cost reduction actions.
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
•the effect of foreign currency exchange rates and interest rates, including any fluctuations caused by uncertainties relating to Brexit, inflation or the strengthening of the U.S. dollar, and the weakening of the Euro;
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
Third parties, including competitors and non-practicing entities, have brought intellectual property infringement claims against us, including the matter described in Note 9 Commitments, contingencies and guarantees in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. While we will defend ourselves vigorously against any such existing and future legal proceedings, we may not prevail against all such allegations, including the matter described in Note 9 Commitments, contingencies and guarantees in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. We may seek licenses from third parties where appropriate, but they could refuse to grant us a license or demand commercially unreasonable terms. Further, an adverse ruling in an intellectual property infringement proceeding could force us to suspend or permanently cease the production or sale of products/services, face a temporary or permanent injunction, redesign our products/services, rebrand our products/services, pay significant settlement costs, pay third-party license fees or damage awards or give up some of our intellectual property. The occurrence of any of these events may materially and adversely affect our business, financial condition, operating results or cash flows.

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
Further, the United Kingdom (U.K.) exited the EU on January 31, 2020 (Brexit), which has created additional uncertainty with regard to the regulation of data protection in the U.K. and could lead to further legislative and regulatory changes. The UK has implemented the Data Protection Act that contains provisions, including its own derogations for how GDPR is applied in the U.K. legislation that substantially implements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million (€20 million) or four percent of worldwide revenues. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
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
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional financing on favorable terms, or at all, due to among other things, general macroeconomic conditions, including rising interest rates and inflation. Additionally, our current credit facilities contain restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing obtained by us in the future could involve further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, even if we are able to obtain additional financing, we may be required to use such proceeds to repay a portion of our debt. If we raise additional funds through the issuance of equity or convertible debt or other equity-linked securities, our existing stockholders could suffer significant dilution. If we are unable to obtain adequate financing under our credit facility, or alternative sources, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
Risks related to ownership of our Class A common stock
Our stock price has been and will likely continue to be volatile.
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through June 30, 2022. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 67.0% of the voting power of our outstanding capital stock as of June 30, 2022 with Mr. Woodman, our Chairman and CEO, holding approximately 63.9% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Under current GAAP effective January 1, 2022, the treasury stock method for convertible instruments has been eliminated and instead the application of the “if-converted” method is required for the determination of diluted net income (loss) per share on a GAAP and non-GAAP basis. Under the if-converted method, diluted net income (loss) per share for GAAP and non-GAAP would generally be calculated assuming that all of the 2025 Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which would negatively affect diluted net income (loss) per share. The expected impact from the “if converted” method would add 15 million shares to the diluted share count. Under the if-converted method, some of the expected incremental dilution is offset as we are able to add back the after tax effected interest expense from the 2025 Notes, to the extent the result would not be anti-dilutive.
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
None.
Issuer Purchase of Equity Securities
Share repurchase activity for our Class A and Class B common stock during the three months ended June 30, 2022 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
April 1 - 30, 2022	—	$—	—	$90,000
May 1 -31, 2022	1,500	$6.67	1,500	$80,000
June 1 -30, 2022	302	$5.83	302	$78,238
Total	1,802	$6.53	1,802
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

GoPro, Inc.
(Registrant)

Dated:	August 4, 2022	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	August 4, 2022	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	August 4, 2022	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)