Form 10-Q
period 2022-09-30
GoPro, Inc.
filed 2022-11-03
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2022, 129,668,442 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022. Forward-looking statements include, but are not limited to, statements regarding plans to expand and improve product offerings; our ability to maintain the value and reputation of our brand and protect our intellectual property and proprietary rights; projections of results of operations, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, and the challenges and risks faced by our international operations; the impact of negative macroeconomic factors including rising interest rates, inflation, and the effects of global conflict such as the war in Ukraine; the continuing impact of the COVID-19 pandemic and the economic recovery therefrom on our business, operations, liquidity and capital resources, employees, customers, supply chain, financial results, inflation, currency fluctuations and the world economy, and the scope and duration thereof; our ability to attract, engage and retain qualified personnel; any changes to trade agreements, trade policies, tariffs, and import/export regulations; the fact that a small number of retailers and distributors account for a substantial portion of our revenue and our level of business with them could be significantly reduced; our transition away from some distributors and retailers; the outcome of pending or future litigation and legal proceedings; and any discussion of the trends and other factors that drive our business and future results Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q, including but not limited to Item 1A Risk Factors. In particular, the consequences of the COVID-19 pandemic to economic conditions and the industry in general, and the financial position and operating results of the Company in particular have been material, and changing rapidly, and cannot be predicted. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$217,161	$401,087
Marketable securities	131,619	137,830
Accounts receivable, net	85,022	114,221
Inventory	153,394	86,409
Prepaid expenses and other current assets	36,078	42,311
Total current assets	623,274	781,858
Property and equipment, net	15,301	19,003
Operating lease right-of-use assets	23,154	27,320
Goodwill	146,459	146,459
Other long-term assets	286,524	285,239
Total assets	$1,094,712	$1,259,879

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$138,789	$171,545
Accrued expenses and other current liabilities	99,115	128,572
Short-term operating lease liabilities	9,509	9,819
Deferred revenue	48,592	42,505
Short-term debt	—	122,391
Total current liabilities	296,005	474,832
Long-term taxes payable	8,526	7,319
Long-term debt	140,780	111,289
Long-term operating lease liabilities	35,522	43,025
Other long-term liabilities	6,144	7,500
Total liabilities	486,977	643,965

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 129,655 and 129,815 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,659 shares issued and outstanding, respectively	952,152	1,008,872
Treasury stock, at cost, 15,172 and 10,710 shares, respectively	(145,231)	(113,613)
Accumulated deficit	(199,186)	(279,345)
Total stockholders’ equity	607,735	615,914
Total liabilities and stockholders’ equity	$1,094,712	$1,259,879
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$305,130	$316,669	$772,520	$769,935
Cost of revenue	189,085	178,616	469,995	453,904
Gross profit	116,045	138,053	302,525	316,031
Operating expenses:
Research and development	36,043	36,458	103,859	106,688
Sales and marketing	41,076	37,352	115,888	108,812
General and administrative	14,495	15,642	45,530	45,940
Total operating expenses	91,614	89,452	265,277	261,440
Operating income	24,431	48,601	37,248	54,591
Other income (expense):
Interest expense	(1,185)	(5,748)	(4,932)	(17,160)
Other income (expense), net	284	(1,320)	(523)	435
Total other expense, net	(901)	(7,068)	(5,455)	(16,725)
Income before income taxes	23,530	41,533	31,793	37,866
Income tax expense (benefit)	5,960	(270,228)	6,019	(280,679)
Net income	$17,570	$311,761	$25,774	$318,545

Net income per share:
Basic	$0.11	$2.01	$0.16	$2.07
Diluted	$0.10	$1.92	$0.16	$1.96

Shares used to compute net income per share:
Basic	155,819	155,009	156,464	153,618
Diluted	173,184	162,746	180,038	162,728
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in thousands)	2022	2021
Operating activities:
Net income	$25,774	$318,545
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,590	8,598
Non-cash operating lease cost	4,166	3,798
Stock-based compensation	29,426	28,227
Deferred income taxes	6,147	(269,922)
Non-cash restructuring charges	—	(99)
Non-cash interest expense	—	10,535
Other	2,383	874
Changes in operating assets and liabilities:
Accounts receivable, net	29,792	7,426
Inventory	(66,985)	(22,977)
Prepaid expenses and other assets	4,602	(18,617)
Accounts payable and other liabilities	(67,136)	(10,362)
Deferred revenue	5,426	9,279
Net cash provided by (used in) operating activities	(19,815)	65,305

Investing activities:
Purchases of property and equipment, net	(3,205)	(4,840)
Purchases of marketable securities	(103,733)	(82,270)
Maturities of marketable securities	109,649	—
Net cash provided by (used in) investing activities	2,711	(87,110)

Financing activities:
Proceeds from issuance of common stock	4,686	7,225
Taxes paid related to net share settlement of equity awards	(12,327)	(15,013)
Repurchase of outstanding common stock	(31,618)	—
Repayment of debt	(125,000)	—
Net cash used in financing activities	(164,259)	(7,788)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,563)	(1,704)
Net change in cash, cash equivalents and restricted cash	(183,926)	(31,297)
Cash, cash equivalents and restricted cash at beginning of period	401,087	327,654
Cash, cash equivalents and restricted cash at end of period	$217,161	$296,357
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2020	151,119	$980,147	$(113,613)	$(650,516)	$216,018
Common stock issued under employee benefit plans, net of shares withheld for tax	2,214	2,998	—	—	2,998
Taxes paid related to net share settlements	—	(6,246)	—	—	(6,246)
Stock-based compensation expense	—	8,869	—	—	8,869
Net loss	—	—	—	(10,168)	(10,168)
Balances at March 31, 2021	153,333	985,768	(113,613)	(660,684)	211,471
Common stock issued under employee benefit plans, net of shares withheld for tax	717	1,442	—	—	1,442
Taxes paid related to net share settlements	—	(1,729)	—	—	(1,729)
Stock-based compensation expense	—	10,029	—	—	10,029
Net income	—	—	—	16,952	16,952
Balances at June 30, 2021	154,050	995,510	(113,613)	(643,732)	238,165
Common stock issued under employee benefit plans, net of shares withheld for tax	1,906	2,780	—	—	2,780
Taxes paid related to net share settlements	—	(7,040)	—	—	(7,040)
Stock-based compensation expense	—	9,329	—	—	9,329
Net income	—	—	—	311,761	311,761
Balances at September 30, 2021	155,956	$1,000,579	$(113,613)	$(331,971)	$554,995

Balances at December 31, 2021	156,474	$1,008,872	$(113,613)	$(279,345)	$615,914
Common stock issued under employee benefit plans, net of shares withheld for tax	1,891	2,371	—	—	2,371
Taxes paid related to net share settlements	—	(7,175)	—	—	(7,175)
Stock-based compensation expense	—	9,836	—	—	9,836
Repurchase of outstanding common stock	(1,120)	—	(10,000)	—	(10,000)
Cumulative effect of adoption of new accounting standard	—	(78,230)	—	54,385	(23,845)
Net income	—	—	—	5,685	5,685
Balances at March 31, 2022	157,245	935,674	(123,613)	(219,275)	592,786
Common stock issued under employee benefit plans, net of shares withheld for tax	421	30	—	—	30
Taxes paid related to net share settlements	—	(1,313)	—	—	(1,313)
Stock-based compensation expense	—	10,251	—	—	10,251
Repurchase of outstanding common stock	(1,802)	—	(11,762)	—	(11,762)
Net income	—	—	—	2,519	2,519
Balances at June 30, 2022	155,864	944,642	(135,375)	(216,756)	592,511
Common stock issued under employee benefit plans, net of shares withheld for tax	1,589	2,010	—	—	2,010
Taxes paid related to net share settlements	—	(3,839)	—	—	(3,839)
Stock-based compensation expense (Note 6)	—	9,339	—	—	9,339
Repurchase of outstanding common stock	(1,540)	—	(9,856)	—	(9,856)
Net income	—	—	—	17,570	17,570
Balances at September 30, 2022	155,913	$952,152	$(145,231)	$(199,186)	$607,735
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
The Company’s operating results, financial position and cash flows for fiscal year 2021 were negatively impacted by the COVID-19 pandemic. As the global impact of the pandemic continued to evolve in 2021, the Company utilized its direct-to-consumer sales channel strategy to maximize its reach to customers. This action, along with a reduction in on-going operating expenses, helped accelerate the Company’s ability to achieve consistent profitability in 2021. The Company’s operating results for the first nine months of 2022 were negatively impacted by a stronger U.S. dollar as well as inflationary pressure on operating costs such as wages, and component price increases.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
For the Company’s camera sale arrangements with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable price at which the Company separately sells its products, subscriptions, and services. If a standalone selling price is not directly observable, then the Company estimates the standalone selling prices considering market conditions and entity-specific factors. For example, the standalone selling price for PCS is determined based on a cost-plus approach, which incorporates the level of support provided to customers, estimated costs to provide such support, and the amount of time and costs that are allocated to efforts to develop the undelivered elements.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Deferred revenue as of September 30, 2022 and December 31, 2021, includes amounts related to the Company’s subscription and PCS. The Company’s short-term and long-term deferred revenue balances totaled $53.9 million and $48.5 million as of September 30, 2022 and December 31, 2021, respectively. Of the deferred revenue balance as of December 31, 2021 and 2020, the Company recognized $9.0 million and $6.6 million of revenue during the three months ended September 30, 2022 and 2021, respectively, and $37.9 million and $24.6 million of revenue during the nine months ended September 30, 2022 and 2021, respectively. Of the deferred revenue balance as of June 30, 2022 and 2021, the Company recognized $18.4 million and $13.3 million of revenue during the three months ended September 30, 2022 and 2021, respectively.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	September 30, 2022			December 31, 2021
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$88,344	$—	$88,344	$183,304	$—	$183,304
Total cash equivalents	$88,344	$—	$88,344	$183,304	$—	$183,304
Marketable securities:
Commercial paper	$—	$68,710	$68,710	$—	$72,323	$72,323
Corporate debt securities	—	21,000	21,000	—	41,108	41,108
Government securities	—	41,909	41,909	—	24,399	24,399
Total marketable securities	$—	$131,619	$131,619	$—	$137,830	$137,830
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $128.8 million and $217.8 million as of September 30, 2022 and December 31, 2021, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of September 30, 2022 were all less than one year in duration. At September 30, 2022 and December 31, 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At September 30, 2022 and December 31, 2021, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (2022 Notes), which were repaid on April 15, 2022. In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 4 Financing arrangements). The estimated fair value of the 2022 Notes and 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2022 Notes and 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the 2022 Notes was $132.4 million as of December 31, 2021, while the calculated fair value of the 2025 Notes was $128.8 million and $189.0 million as of September 30, 2022 and December 31, 2021, respectively. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the 2025 Notes.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
3. Condensed consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	September 30, 2022	December 31, 2021
Components	$32,906	$10,761
Finished goods	120,488	75,648
Total inventory	$153,394	$86,409
Property and equipment, net

(in thousands)	September 30, 2022	December 31, 2021
Leasehold improvements	$32,916	$33,764
Production, engineering and other equipment	46,289	45,641
Tooling	11,743	13,537
Computers and software	18,135	20,771
Furniture and office equipment	4,879	5,614
Tradeshow equipment and other	1,970	1,970
Construction in progress	511	480
Gross property and equipment	116,443	121,777
Less: Accumulated depreciation and amortization	(101,142)	(102,774)
Property and equipment, net	$15,301	$19,003

Other long-term assets

(in thousands)	September 30, 2022	December 31, 2021
Point of purchase (POP) displays	$2,177	$2,510
Long-term deferred tax assets	275,456	274,430
Deposits and other	8,876	8,237
Intangible assets, net	15	62
Other long-term assets	$286,524	$285,239
Intangible assets are comprised of purchased technology, which have a useful life between 20-72 months, and an indefinite life asset. Amortization expense was zero and $0.1 million for the three months ended September 30, 2022 and 2021, and $0.1 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, all of the Company’s purchased technology intangible assets were fully amortized.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Accrued expenses and other current liabilities

(in thousands)	September 30, 2022	December 31, 2021
Accrued liabilities	$30,454	$34,989
Accrued sales incentives	35,492	34,117
Employee related liabilities	4,497	19,024
Return liability	5,401	9,263
Warranty liability	7,631	8,268
Inventory received	2,287	7,169
Customer deposits	2,957	2,760
Purchase order commitments	790	1,369
Other	9,606	11,613
Accrued expenses and other current liabilities	$99,115	$128,572

Product warranty

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Beginning balance	$7,860	$7,621	$8,842	$8,523
Charged to cost of revenue	5,801	4,560	13,049	11,329
Settlement of warranty claims	(5,743)	(4,272)	(13,973)	(11,943)
Warranty liability	$7,918	$7,909	$7,918	$7,909
At September 30, 2022 and December 31, 2021, $7.6 million and $8.3 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.3 million and $0.5 million, respectively, was recorded as a component of other long-term liabilities.

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
At September 30, 2022, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement. The Company has made no borrowings from the 2021 Credit Facility to date, however, there is an outstanding letter of credit of $5.2 million for certain duty related requirements. This was not collateralized by any cash on hand.
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
During the three months ended September 30, 2021, the preceding conditions allowing holders of the 2022 Notes to early convert were not met.
At any time on or after January 15, 2022 until the second scheduled trading day immediately preceding the maturity date of the 2022 Notes on April 15, 2022, a holder could have converted its 2022 Notes, in multiples of $1,000 principal amount. Holders of the 2022 Notes who converted their 2022 Notes in connection with a make-whole fundamental change (as defined in the indenture) were, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date,

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
holders would, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2022 Notes at a repurchase price equal to 100% of the principal amount of the 2022 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. These conditions allowing holders of the 2022 Notes to convert were not met by the maturity date of April 15, 2022.
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
In connection with the 2022 Notes offering, the Company entered into a prepaid forward stock repurchase transaction (Prepaid Forward) with a financial institution (Forward Counterparty). Pursuant to the Prepaid Forward, the Company used approximately $78.0 million of the net proceeds from the offering of the 2022 Notes to fund the Prepaid Forward. The aggregate number of shares of the Company’s Class A common stock underlying the Prepaid Forward was approximately 9.2 million. The original expiration date for the Prepaid Forward was April 15, 2022, with the option for early settlement in whole or in part. Upon settlement of the Prepaid Forward, the Forward Counterparty would deliver to the Company the number of shares of Class A common stock underlying the Prepaid Forward or the portion thereof being settled early. The shares purchased under the Prepaid Forward were treated as treasury stock on the Condensed Consolidated Balance Sheets (and not outstanding for purposes of the calculation of basic and diluted income (loss) per share), but remained outstanding for corporate law purposes, including for purposes of any future stockholders’ votes, until the Forward Counterparty delivered the shares underlying the Prepaid Forward to the Company.
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
On April 15, 2022, the Company repaid $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date. For the nine months ended September 30, 2022, the Company’s average stock price did not exceed the initial conversion price of $10.64 of the 2022 Notes, so there was no further dilution.
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
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended September 30, 2022, the conditions allowing holders of the 2025 Notes to convert were not met.
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
As of September 30, 2022 and December 31, 2021, the outstanding principal on the 2022 Notes was zero and $125.0 million, respectively, the unamortized debt discount was zero and $2.4 million, respectively, the unamortized debt issuance cost was zero and $0.2 million, respectively, and the net carrying amount of the liability was zero and $122.4 million, respectively, which was recorded as short-term debt within the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2022, and 2021, the Company recorded interest expense of zero and $1.1 million, respectively, for contractual coupon interest, and zero and $0.1 million, respectively, for amortization of debt issuance costs. For the nine months ended September 30, 2022, and 2021, the Company recorded interest expense of $1.3 million and $3.3 million, respectively, for contractual coupon interest, and $0.2 million and $0.4 million, respectively, for amortization of debt issuance costs. For the three months ended September 30, 2022 and 2021, the Company recorded zero and $2.0 million, respectively, for amortization of the debt discount, and for the nine months ended September 30, 2022 and 2021, the Company recorded zero and $5.8 million, respectively, for amortization of the debt discount.
As of September 30, 2022 and December 31, 2021, the outstanding principal on the 2025 Notes was $143.8

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
million, the unamortized debt discount was zero and $29.8 million, respectively, the unamortized debt issuance cost was $3.0 million and $2.7 million, respectively, and the net carrying amount of the liability was $140.8 million and $111.3 million, respectively, which was recorded as long-term debt within the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2022 and 2021, the Company recorded interest expense of $0.4 million and $0.4 million, respectively, for contractual coupon interest, and $0.2 million and $0.2 million, respectively, for amortization of debt issuance costs. For the nine months ended September 30, 2022 and 2021, the Company recorded interest expense of $1.3 million and $1.3 million, respectively, for contractual coupon interest, and $0.7 million and $0.6 million, respectively, for amortization of debt issuance costs. For the three months ended September 30, 2022 and 2021, the Company recorded zero and $1.6 million, respectively, for amortization of the debt discount, and for the nine months ended September 30, 2022 and 2021, the Company recorded zero and $4.7 million, respectively, for amortization of the debt discount.

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
As of September 30, 2022, the remaining amount of share repurchases under the program was $68.4 million. The following table summarizes share repurchases during the three and nine months ended September 30, 2022. There were no share repurchases during the three and nine months ended September 30, 2021.

(in thousands, except per share data)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Shares repurchased	1,540	4,462
Average price per share	$6.40	$7.09
Value of shares repurchased	$9,856	$31,618

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Stock options
A summary of the Company’s stock option activity for the nine months ended September 30, 2022 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	3,080	$9.18	5.92	$8,735
Granted	321	8.70
Exercised	(44)	4.70
Forfeited/Cancelled	(189)	6.67
Outstanding at September 30, 2022	3,168	$9.34	5.42	$463

Vested and expected to vest at September 30, 2022	3,168	$9.34	5.42	$463
Exercisable at September 30, 2022	2,447	$10.05	4.55	$259
The aggregate intrinsic value of the stock options outstanding as of September 30, 2022 represents the value of the Company’s closing stock price on September 30, 2022 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the nine months ended September 30, 2022 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2021	8,714	$6.52
Granted	4,452	8.30
Vested	(4,116)	6.27
Forfeited	(855)	6.51
Non-vested shares at September 30, 2022	8,195	$7.62
Performance stock units
A summary of the Company’s PSU activity for the nine months ended September 30, 2022 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2021	1,134	$6.68
Granted	604	8.70
Vested	(620)	6.55
Forfeited	(36)	6.76
Non-vested shares at September 30, 2022	1,082	$7.88
Employee stock purchase plan. For the nine months ended September 30, 2022 and 2021, the Company issued 0.7 million and 0.8 million shares under its ESPP, respectively, at weighted-average prices of $6.72 and $5.28, respectively.

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
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$441	$483	$1,371	$1,420
Research and development	4,395	4,380	12,958	13,131
Sales and marketing	1,819	1,950	6,171	5,968
General and administrative	2,684	2,516	8,926	7,708
Total stock-based compensation expense	$9,339	$9,329	$29,426	$28,227
The income tax benefit related to stock-based compensation expense was $2.1 million and $6.5 million for the three and nine months ended September 30, 2022, respectively. The income tax benefit related to stock-based compensation expense was $2.1 million and $6.5 million for the three and nine months ended September 30, 2021. See Note 8, Income taxes, for additional details.
At September 30, 2022, total unearned stock-based compensation of $57.3 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 1.99 years.

7. Net income per share
The following table presents the calculations of basic and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income - Basic	$17,570	$311,761	$25,774	$318,545
Interest on convertible notes, income tax effected	485	—	2,721	—
Net income - Diluted	$18,055	$311,761	$28,495	$318,545

Denominator:
Weighted-average common shares - basic for Class A and Class B common stock	155,819	155,009	156,464	153,618
Effect of dilutive securities	17,365	7,737	23,574	9,110
Weighted-average common shares - diluted for Class A and Class B common stock	173,184	162,746	180,038	162,728

Net income per share
Basic	$0.11	$2.01	$0.16	$2.07
Diluted	$0.10	$1.92	$0.16	$1.96

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Stock-based awards	10,328	1,772	7,007	1,682
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
The Company’s 2022 Notes matured on April 15, 2022 and the 2025 Notes will mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing arrangements. On April 15, 2022, the Company repaid $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date. The repayment of the 2022 Notes did not have an impact on net income per share for the periods ended September 30, 2022. The 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver cash up to the principal amount, the maximum number of shares issuable upon conversion of the 2025 Notes is 20.8 million shares of Class A common stock.
Additionally, the calculation of weighted-average shares outstanding for the three and nine months ended September 30, 2021 excludes approximately 9.2 million shares effectively repurchased and held in treasury stock on the Condensed Consolidated Balance Sheets as a result of the Prepaid Forward transaction entered into in connection with the 2022 Note offering.
Upon the adoption of ASU 2020-06 on January 1, 2022, the Company calculated the potential dilutive effect of its 2022 Notes and 2025 Notes under the if-converted method. Under the if-converted method, diluted net income (loss) per share was determined by assuming all of the 2022 Notes and the 2025 Notes were converted into shares of the Company’s Class A common stock at the beginning of the reporting period. In addition, interest charges on the 2022 Notes and 2025 Notes, which includes both coupon interest and the amortization of debt issuance costs, were added back to the numerator on an after-tax effected basis.
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

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Income tax expense (benefit)	$5,960	$(270,228)	$6,019	$(280,679)
The Company recorded an income tax expense of $6.0 million for the three months ended September 30, 2022 on pre-tax net income of $23.5 million. The Company’s income tax expense for the three months ended September 30, 2022 was composed of $5.8 million of tax expense incurred on pre-tax income, and discrete items that primarily included $0.1 million of net excess tax benefit for employee stock-based compensation, $0.1 million of tax expense related to the foreign provision to income tax return adjustments, and $0.1 million of tax expense relating to restructuring charges. The Company recorded an income tax expense of $6.0 million for the nine months ended September 30, 2022 on pre-tax net income of $31.8 million. The Company’s income tax expense for the nine months ended September 30, 2022 was composed of $7.7 million of tax expense incurred on pre-tax income, and discrete items that primarily included $1.7 million of net excess tax benefit for employee stock-based compensation, $0.2 million of tax benefit related to the foreign provision to income tax return adjustments, and $0.1 million of tax expense relating to restructuring charges.

For the three months ended September 30, 2021, the Company recorded an income tax benefit of $270.2 million on pre-tax net income of $41.5 million. The Company’s income tax benefit for the three months ended September 30, 2021, was composed of $2.0 million of tax benefit incurred on pre-tax income, and discrete items that primarily included a $262.7 million net tax benefit relating to the release of valuation allowances, $4.7 million of net excess tax benefit for employee stock-based compensation, $0.6 million of tax benefit relating to restructuring charges, and $0.2 million of tax benefit relating to the foreign provision to income tax return adjustments.
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
At September 30, 2022 and December 31, 2021, the Company’s gross unrecognized tax benefits were $22.4 million and $21.3 million, respectively. If recognized, $9.4 million of these unrecognized tax benefits (net of United States federal benefit) at September 30, 2022 would reduce income tax expense. The unrecognized tax benefits relate primarily to unresolved matters with taxing authorities regarding the Company’s transfer pricing positions. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months, it is possible that up to $0.4 million of uncertain tax

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
position could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
9. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.
The components of net lease cost, which were recorded in operating expenses, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost (1)	$2,871	$2,797	$8,198	$8,785
Sublease income	(723)	—	(2,184)	(333)
Net lease cost	$2,148	$2,797	$6,014	$8,452
(1)    Operating lease cost includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,083	$11,167
Right-of-use assets obtained in exchange for operating lease liabilities	873	1,314
Operating lease modification to decrease right-of-use assets	(232)	—

Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years) - operating leases	3.97	4.64
Weighted-average discount rate - operating leases	6.1%	6.0%

As of September 30, 2022, maturities of operating lease liabilities were as follows:

(in thousands)	September 30, 2022
2022 (remaining 3 months)	$2,134
2023	13,087
2024	12,140
2025	11,869
2026	11,727
Thereafter	973
Total lease payments	51,930
Less: Imputed interest	(6,403)
Present value of lease liabilities	$45,527
Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
of September 30, 2022, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $230.9 million.
Legal proceedings and investigations. On January 5, 2015, Contour LLC filed a complaint against the Company in federal court in Utah alleging, among other things, patent infringement in relation to certain GoPro cameras. GoPro filed an inter partes review (IPR) at the United States Patent and Trademark Office. On November 30, 2015, Contour dismissed the Utah action, and Contour IP Holdings LLC (CIPH), a non-practicing entity, re-filed a similar complaint in Delaware. The case was transferred to the Northern District of California in July 2017 (case 3:17-cv-04738) and was stayed pending the IPR proceedings. Upon conclusion of the IPRs, the District Court lifted the stay on October 1, 2019. Due to COVID-19 delays, the trial was delayed several times. Separately, on March 26, 2021, CIPH filed a new lawsuit against Company in the same court (case 3:21-cv-02143), asserting the same patents against certain GoPro products. On March 4, 2022, the Court granted the Company’s motion for summary judgment that the asserted patents are invalid under 35 U.S.C. 101 for claiming unpatentable subject matter, and entered judgment in favor of the Company and against CIPH on March 15, 2022. CIPH appealed and filed its opening brief on August 16, 2022. The Company’s opposition brief is currently due on November 10, 2022. The Company believes that the appeal lacks merit, and intends to vigorously defend against CIPH's appeal.
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of September 30, 2022, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	September 30, 2022	December 31, 2021
Customer A	14%	18%
Customer B	13%	30%
* Less than 10% of net accounts receivable for the period indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Accounts receivable sold	$37,587	$39,231	$88,408	$73,867
Factoring fees	368	130	633	345
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Customer A	*	13%	*	12%
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
Geographic information
Revenue by geographic region was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Americas	$139,419	$160,875	$368,379	$414,113
Europe, Middle East and Africa (EMEA)	84,994	85,791	218,216	196,784
Asia and Pacific (APAC)	80,717	70,003	185,925	159,038
Total revenue	$305,130	$316,669	$772,520	$769,935

Revenue from the United States, which is included in the Americas geographic region, was $119.1 million and $138.1 million for the three months ended September 30, 2022 and 2021, respectively, and $312.3 million and $362.8 million for the nine months ended September 30, 2022 and 2021. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2022 and December 31, 2021, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $5.1 million and $6.2 million, respectively.

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
•Results of Operations. Analysis of our financial results comparing the third quarter and first nine months of 2022 to 2021.
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
In September 2022, we began shipping our HERO11 Black flagship camera that includes our GP2 processor, a larger sensor and HyperSmooth 5.0 image stabilization. The larger sensor provides 10-bit color video at up to 5.3K60 frames per second, 27 megapixel (MP) photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and Hyperview, which allows for a 16:9 field of view. HyperSmooth 5.0 image stabilization includes 360-degree Horizon Lock, which keeps video footage steady. The HERO11 Black also includes the Enduro Battery, which improves the camera performance in both cold and moderate temperatures, TimeWarp 3.0, Night Effects Time Lapse, and a front-facing and rear touch display. We also began shipping our HERO11 Black Creator Edition which is an all-in-one content capturing bundle that makes vlogging, filmmaking and live streaming easier than ever. Creator Edition combines the HERO11 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the first half of 2022, we expanded our software solutions with the launch of our new GoPro Player + ReelSteady desktop app, which provides industry-leading video stabilization and 360-reframing tools in a single post-production app. Additionally, we began shipping HERO10 Black Bones which is a specifically built FPV (First Person View) drone camera that includes our GP2 processor, HyperSmooth 4.0, and the ReelSteady desktop app. The camera delivers the same image quality and video frame rates as the HERO10 Black.
Our HERO11 Black, HERO11 Black Creator Edition, HERO10 Black, HERO9 Black and MAX cameras are compatible with our ecosystem of mountable and wearable accessories.
We offer our GoPro subscription, which includes unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, highlight videos automatically delivered to you via the GoPro Quik app when footage is uploaded to your GoPro cloud account, access to a high-quality live streaming service on GoPro.com, as well as discounts on GoPro gear, mounts and accessories.
In addition to the GoPro subscription, we offer the Quik subscription which makes it easy for users to get the most out of their favorite photos and videos through the use of Quik’s editing tools. These editing tools include features such as trim, color, crop, filtering, auto-sync of edits to music, and the ability to change video speed. Quik’s editing tools can be used with footage captured on any phone or camera. We believe the Quik subscription is an important step in expanding our total addressable market to those who may not own a GoPro camera. We also offer Open GoPro, an open API initiative that makes it easy for third-party developers to integrate their HERO camera into their own development efforts.
We continue to monitor the current evolving macroeconomic landscape. Increasing inflation places pressure on many areas of our business, including our product pricing, operating expenses, component pricing and consumer spending. Additionally, the strengthening of the U.S. dollar relative to other foreign currencies in the third quarter of 2022 continued to negatively impact revenue and gross margin. If the U.S. dollar continues to strengthen relative to other foreign currencies in the future, our financial results will be negatively impacted. Further, if the COVID-19 pandemic continues to have a widespread, evolving, and unpredictable impact on global economies, financial markets and supply chains in the future, our financial results will be negatively impacted. See Item 1A Risk Factors for further discussion of the possible impact of inflation, the strong U.S. dollar and COVID-19 on our business.
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

% Change
(units and dollars in thousands, except per share amounts)	Q3 2022	Q2 2022	Q3 2021	Q3 2022 vs. Q2 2022	Q3 2022 vs. Q3 2021
Revenue	$305,130	$250,685	$316,669	22%	(4)%
Camera units shipped (1)	797	640	832	25%	(4)%
Gross margin (2)	38.0%	38.3%	43.6%	(30)	bps	(560)	bps
Operating expenses	$91,614	$91,349	$89,452	—%	2%
Net income	$17,570	$2,519	$311,761	597%	(94)%
Diluted net income per share	$0.10	$0.02	$1.92	400%	(95)%
Cash provided by operations	$40,736	$12,856	$67,623	217%	(40)%

Other financial information:
Adjusted EBITDA (3)	$35,200	$16,891	$60,442	108%	(42)%
Non-GAAP net income (4)	$31,847	$12,790	$55,224	149%	(42)%
Non-GAAP diluted net income per share	$0.19	$0.08	$0.34	138%	(44)%
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
Third quarter 2022 financial performance
Revenue was $305.1 million for the third quarter of 2022 or a 3.6% decrease from the same period in 2021, primarily due to U.S. big box retail customers managing orders to reduce their inventory levels given macroeconomic factors as well as the continued strengthening of the U.S. dollar in the third quarter of 2022. Overall, we estimate that our third quarter of 2022 revenue was negatively impacted by approximately $17.8 million due to the strengthening of the U.S. dollar. This also impacted our average selling price, defined as total revenue divided by camera units shipped, which was $383 for the third quarter of 2022, or a 0.6% increase year-over-year. However, on a constant currency basis, average selling price would have increased by approximately 6% year-over-year. The year-over-year increase in average selling price was primarily due to 60% of our camera revenue mix being derived from cameras with a suggested retail price equal to or greater than $500 compared to 40% in the same period in 2021, as well as an increase in subscription and service revenue. Looking at cameras with a suggested retail price equal to or greater than $400, 87% of our camera revenue mix was derived from this price band in the third quarter of 2022, down from 88% from the same period in 2021. Camera units shipped in the third quarter of 2022 was 797 thousand, compared to 832 thousand camera units for the same period of 2021. Subscription and service revenue was $21.4 million in the third quarter of 2022, or a 48% increase year-over-year. We had approximately 2.1 million GoPro subscribers as of September 30, 2022, a 55% increase year-over-year. Primarily as a result of the increase in subscription and service revenue, GoPro.com revenue increased 4.5% year-over-year to $98.7 million in the third quarter of 2022. GoPro.com revenue represented 32.3% and 29.8% of total revenue for the third quarter of 2022 and 2021, respectively, while retail revenue represented 67.7% and 70.2% of total revenue for the third quarter of 2022 and 2021, respectively.
The gross margin percentage for the third quarter of 2022 was 38.0%, down from 43.6% in the third quarter of 2021 primarily due to the strengthening of the U.S. dollar. We estimate that the year-over-year impact on gross margin due to strengthening of the U.S. dollar in the third quarter of 2022 was approximately 340 bps. Net income for the third quarter of 2022 was $17.6 million compared to net income of $311.8 million generated in the same period in 2021. The year-over-year change in net income was primarily driven by the release of tax valuation allowances during the third quarter of 2021 of $262.7 million and impacts due to a stronger U.S. dollar. Adjusted EBITDA for the third quarter of 2022 was $35.2 million, compared to $60.4 million for the same period in 2021.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We generated positive operating income for the third quarter of 2022, for the first nine months of 2022, and for the full year 2021, and we continue to make strategic decisions to create sustainable growth and profitability in our business. Prior to fiscal year 2021, we incurred operating losses during fiscal years 2020, 2019 and 2018. Our prior restructuring actions, along with continued effective cost management, has allowed us to scale our on-going operating expenses based on our growth strategies, resulting in a more efficient global organization that has allowed for improved communication and better alignment among our functional teams. As a result of the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to reduce the number of distributors and retailers to focus more on direct-to-consumer sales through GoPro.com, while also continuing to cultivate the partnerships with our remaining distributors and retailers, in order to continue to grow both sales channels concurrently.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
If we are unable to generate adequate revenue growth, particularly in light of the impact of the COVID-19 pandemic, successfully sustain our direct-to-consumer and business-to-business sales models and our current revenue growth rate, and continue to effectively manage our expenses, we may incur significant losses in the future and may not be able to maintain profitability.
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
Improving Profitability. We believe that our continued focus on growing our direct-to-consumer sales and subscription and service revenue will accelerate our ability to become consistently profitable due to an improved margin structure as well as continued operating expense control. As a result of this strategic focus on direct sales, we believe we can remain consistently profitable with annual unit sales similar to 2021 and annual unit sales expected in 2022. In addition, we continue to work closely with our remaining distributors and retailer partners to grow the business-to-business sales channel. We believe that there is additional growth available through this sales channel, which will also be a driver to achieve consistent profitability.
We continue to believe that international markets represent a significant opportunity to achieve continued profitability. While the total market for digital cameras has continued to decline as smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our mobile app and cloud solutions, our continued innovation of product features desired by our users, and our brand, all help support our business from many of the negative trends facing this market. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. We will continue to leverage our brand recognition to increase our global presence through GoPro.com with the active promotion of our brand, the expansion of localized products in international markets with region-specific marketing, and a focus on the biggest investment opportunities. However, sales in international locations subjects us to exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less attractive to the consumer. Continued fluctuations in foreign exchange rates could have a continued impact on our future operating results.
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
Macroeconomic Risks. Macroeconomic conditions affecting the level of consumer spending includes general market conditions, fluctuations in foreign exchange rates and interest rates, and inflation. Although the majority of our retail sales occur in U.S. dollars, we sell in local currency through our GoPro.com channel, which subjects us to exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less attractive to the consumer. If sales denominated in foreign currencies increase in the future, fluctuations in foreign exchange rates could have a continued impact on our future operating results. Some product costs have become subject to inflationary pressure and we may not be able to fully offset such higher costs through price increases; our inability or failure to adjust pricing could harm our business, financial condition, and operating results.
Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2022		2021		2022		2021
Revenue	$305,130	100%	$316,669	100%	$772,520	100%	$769,935	100%
Cost of revenue	189,085	62	178,616	56	469,995	61	453,904	59
Gross profit	116,045	38	138,053	44	302,525	39	316,031	41
Operating expenses:
Research and development	36,043	12	36,458	11	103,859	13	106,688	14
Sales and marketing	41,076	13	37,352	12	115,888	15	108,812	14
General and administrative	14,495	5	15,642	5	45,530	6	45,940	6
Total operating expenses	91,614	30	89,452	28	265,277	34	261,440	34
Operating income	24,431	8	48,601	15	37,248	5	54,591	7
Other income (expense):
Interest expense	(1,185)	—	(5,748)	(2)	(4,932)	(1)	(17,160)	(2)
Other income (expense), net	284	—	(1,320)	—	(523)	—	435	—
Total other expense, net	(901)	—	(7,068)	(2)	(5,455)	(1)	(16,725)	(2)
Income before income taxes	23,530	8	41,533	13	31,793	4	37,866	4
Income tax expense (benefit)	5,960	2	(270,228)	(85)	6,019	1	(280,679)	(37)
Net income	$17,570	6%	$311,761	98%	$25,774	3%	$318,545	41%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended September 30,			Nine months ended September 30,
	2022	2021	% Change	2022	2021	% Change
Camera units shipped	797	832	(4)%	1,961	2,112	(7)%

Average selling price	$383	$381	1	$394	$365	8

Retail	$206,474	$222,228	(7)	$489,969	$505,660	(3)
Percentage of revenue	67.7%	70.2%		63.4%	65.7%
GoPro.com	$98,656	$94,441	4	$282,551	$264,275	7
Percentage of revenue	32.3%	29.8%		36.6%	34.3%
Total revenue	$305,130	$316,669	(4)%	$772,520	$769,935	—%

Americas	$139,419	$160,875	(13)%	$368,379	$414,113	(11)%
Percentage of revenue	45.6%	50.8%		47.7%	53.7%
Europe, Middle East and Africa (EMEA)	$84,994	$85,791	(1)	$218,216	$196,784	11
Percentage of revenue	27.9%	27.1%		28.2%	25.6%
Asia and Pacific (APAC)	$80,717	$70,003	15	$185,925	$159,038	17
Percentage of revenue	26.5%	22.1%		24.1%	20.7%
Total revenue	$305,130	$316,669	(4)%	$772,520	$769,935	—%
Revenue was $305.1 million for the third quarter of 2022 or a 3.6% decrease from the same period in 2021, primarily due to U.S. big box retail customers managing orders to reduce inventory levels given macroeconomic factors and the continued strengthening of the U.S. dollar in the third quarter of 2022. Overall, we estimate that our third quarter of 2022 revenue was negatively impacted by approximately $17.8 million due to the strengthening of the U.S. dollar. This also impacted our average selling price, defined as total revenue divided by camera units shipped, which was $383 for the third quarter of 2022, or a 0.6% increase year-over-year. However, on a constant currency basis, average selling price would have increased by approximately 6% year-over-year. The year-over-year increase in average selling price was primarily due to 60% of our camera revenue mix being derived from cameras with a suggested retail price equal to or greater than $500 compared to 40% in the same period in 2021, as well as an increase in subscription and service revenue. Looking at cameras with a suggested retail price equal to or greater than $400, 87% of our camera revenue mix was derived from this price band in the third quarter of 2022, down from 88% from the same period in 2021. Subscription and service revenue, which is included in the GoPro.com channel, was $21.4 million in the third quarter of 2022, or a 48% increase year-over-year. We had approximately 2.1 million GoPro subscribers as of September 30, 2022, a 55% increase year-over-year.
Revenue in the first nine months of 2022 was $772.5 million, or a 0.3% increase from the same period in 2021. The year-over-year increase was primarily driven by a 63% increase in subscription and service revenue year-over-year to $60.1 million, which is included in the GoPro.com channel. Additionally, our average selling price increased 8.1% year-over-year to $394 for the first nine months of 2022, primarily due to 71% of our camera revenue mix being derived from cameras with a suggested retail price equal to or greater than $500 compared to 20% in the same period in 2021. Additionally, 90% of our camera revenue mix was derived from cameras with a suggested retail price equal to or greater than $400 for the first nine months of 2022 compared to 82% from the same period in 2021. These improvements to revenue were partially offset by the strengthening of the U.S. dollar which negatively impacted revenue in the first nine months of 2022 by approximately $29.6 million, and a 7% decrease in our camera units shipped in the first nine months of 2022 compared to the same period in 2021, due to big box customers holding lower inventory levels given macroeconomic factors.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cost of revenue and gross margin

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Cost of revenue	$188,644	$178,044	6%	$468,549	$451,351	4%
Stock-based compensation	441	483	(9)	1,371	1,420	(3)
Acquisition-related costs	—	70	(100)	47	1,081	(96)
Restructuring costs	—	19	(100)	28	52	(46)
Total cost of revenue	$189,085	$178,616	6%	$469,995	$453,904	4%
Gross margin	38.0%	43.6%		39.2%	41.0%
Gross margin of 38.0% in the third quarter of 2022 decreased from 43.6% in the same period of 2021, or 560 bps. The primary driver for the year-over-year decrease was the effect of foreign exchange rate fluctuations of 340 bps. In addition, our camera costs grew relative to our average selling price growth, net of sales incentives, 250 bps, and we incurred higher inbound freight expense, 100 bps, partially offset by increased margin contribution from subscription and service revenue, 130 bps.
Gross margin of 39.2% in the first nine months of 2022 decreased from 41.0% in the same period of 2021, or 210 bps. The primary drivers for the year-over-year decrease were the effect of foreign exchange rate fluctuations, 220 bps, and higher freight and component costs, 110 bps, partially offset by increased margin contribution from subscription and service revenue, 120 bps.
Research and development

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Research and development	$31,652	$31,918	(1)%	$90,666	$93,110	(3)%
Stock-based compensation	4,395	4,380	—	12,958	13,131	(1)
Restructuring costs	(4)	160	(103)	235	447	(47)
Total research and development	$36,043	$36,458	(1)%	$103,859	$106,688	(3)%
Percentage of revenue	11.8%	11.5%		13.4%	13.9%
The year-over-year decrease of $0.4 million, or 1%, in total research and development expenses in the third quarter of 2022 compared to the same period of 2021 was primarily driven by a decrease of $0.3 million in cash based personnel-related costs.
The year-over-year decrease of $2.8 million, or 3%, in total research and development expenses in the first nine months of 2022 compared to the same period of 2021 was primarily driven by a decrease of $1.4 million in allocated facilities, depreciation and other supporting overhead expenses and a $1.3 million decrease in cash based personnel-related costs.
Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Sales and marketing	$39,259	$35,328	11%	$109,585	$102,569	7%
Stock-based compensation	1,819	1,950	(7)	6,171	5,968	3
Restructuring costs	(2)	74	(103)	132	275	(52)
Total sales and marketing	$41,076	$37,352	10%	$115,888	$108,812	7%
Percentage of revenue	13.5%	11.8%		15.0%	14.1%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The year-over-year increase of $3.7 million, or 10%, in total sales and marketing expenses in the third quarter of 2022 compared to the same period of 2021 was primarily driven by a $1.5 million increase in overall advertising and marketing expenses attributable to online campaigns and marketing events, a $1.5 million increase in consulting and professional service costs, and a $0.5 million increase in cash based personnel-related costs.
The year-over-year increase of $7.1 million, or 7%, in total sales and marketing expenses in the first nine months of 2022 compared to the same period of 2021 was primarily driven by a $4.8 million increase in overall advertising and marketing expenses attributable to online campaigns, a $1.7 million increase in cash based personnel-related costs, a $0.7 million increase in allocated facilities, depreciation and other supporting overhead expenses, a $0.6 million increase in travel related expenses, and a $0.2 million increase in stock-based compensation, partially offset by a $1.3 million decrease in subscription related service provider fees.
General and administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
General and administrative	$11,812	$13,077	(10)%	$36,529	$38,074	(4)%
Stock-based compensation	2,684	2,516	7	8,926	7,708	16
Restructuring costs	(1)	49	(102)	75	158	(53)
Total general and administrative	$14,495	$15,642	(7)%	$45,530	$45,940	(1)%
Percentage of revenue	4.8%	4.9%		5.9%	6.0%
The year-over-year decrease of $1.1 million, or 7%, in total general and administrative expenses in the third quarter of 2022 compared to the same period of 2021 primarily reflected a $1.2 million decrease in legal related expenses, partially offset by a $0.2 million increase in stock-based compensation.
The year-over-year decrease of $0.4 million, or 1%, in total general and administrative expenses in the first nine months of 2022 compared to the same period of 2021 primarily reflected a $2.3 million decrease in legal related expenses, and a $0.5 million decrease in bad debt expense partially offset by a $1.2 million increase in stock-based compensation, a $1.0 million increase in audit and tax services, a $0.1 million increase in cash based personnel-related costs, and a $0.1 million increase in other general and administrative related expenses.
Other income (expense)

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Interest expense	$(1,185)	$(5,748)	(79)%	$(4,932)	$(17,160)	(71)%
Other income (expense), net	284	(1,320)	(122)	(523)	435	(220)
Total other expense, net	$(901)	$(7,068)	(87)%	$(5,455)	$(16,725)	(67)%
Total other expense, net, decreased $6.2 million in the third quarter of 2022 compared to the same period of 2021. The decrease was primarily due to a $3.6 million decrease in non-cash interest expense related to our 2022 Notes and 2025 Notes, a $1.0 million decrease in cash interest expense related to the repayment of our 2022 Notes during the second quarter of 2022, a $0.9 million increase in interest income related to our investments, and a $0.7 million decrease in net foreign exchange rate-based losses.
Total other expense, net, decreased $11.3 million in the first nine months of 2022 compared to the same period of 2021. The decrease was primarily due to a $10.5 million decrease in non-cash interest expense related to our 2022 Notes and 2025 Notes, a $1.7 million decrease in cash interest expense related to the repayment of our 2022 Notes during the second quarter of 2022, and an increase in interest income of $1.1 million related to our investments, partially offset by an increase in net foreign exchange rate-based losses of $2.1 million.

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
Income taxes

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2022	2021	% Change	2022	2021	% Change
Income tax expense (benefit)	$5,960	$(270,228)	(102)%	$6,019	$(280,679)	(102)%
We recorded an income tax expense of $6.0 million for the three months ended September 30, 2022 on pre-tax net income of $23.5 million. Our income tax expense for the three months ended September 30, 2022 primarily related to $5.8 million of tax expense incurred on pre-tax income, and discrete items that primarily included $0.1 million of net excess tax benefit for employee stock-based compensation, $0.1 million of tax expense related to the foreign provision to income tax return adjustments, and $0.1 million tax expense relating to restructuring charges.
We recorded an income tax expense of $6.0 million for the nine months ended September 30, 2022, on pre-tax net income of $31.8 million. Our income tax expense for the nine months ended September 30, 2022 primarily related to $7.7 million of tax expense incurred on pre-tax income, and discrete items that primarily included $1.7 million of net excess tax benefit for employee stock-based compensation, $0.2 million tax benefit related to the foreign provision to income tax return adjustments, and $0.1 million of tax expense relating to restructuring charges.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires the capitalization and amortization of research and development expenses, which we expect will accelerate the utilization of our net operating losses. We estimate that if there is no change in legislation, it might have a material impact on our cash flows beginning in 2025.
See Note 8 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$217,161	$401,087
Marketable securities	131,619	137,830
Total cash, cash equivalents and marketable securities	$348,780	$538,917
Percentage of total assets	32%	43%
Our primary source of cash is receipts from sales of our products, subscriptions and services. Other sources of cash are from proceeds from the issuance of convertible notes, employee participation in the employee stock purchase plan, the exercise of employee stock options, tax refunds and facility subleases. Our primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing, office rent, purchases of property and equipment, other costs of revenue, share repurchases, repurchases of convertible notes, interest, and taxes.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of September 30, 2022, our cash, cash equivalents and marketable securities totaled $348.8 million. Our cash, net of the outstanding principal balance of the 2025 Notes, as of September 30, 2022 was 205.0 million. The overall cash used in operating activities of $19.8 million for the nine months ended September 30, 2022 was primarily attributable to net cash outflows from changes in our working capital of $94.3 million, partially offset by net cash inflows from other non-cash expenses of $42.6 million, net income of $25.8 million, and deferred income tax expense of $6.1 million. Working capital changes for the nine months ended September 30, 2022 of $94.3 million were the result of a decrease in accounts payable and other liabilities of $67.1 million and an increase in inventory of $67.0 million, partially offset by a decrease in accounts receivable of $29.8 million, an increase in deferred revenue of $5.4 million, and a decrease in prepaid expenses and other assets of $4.6 million. As of September 30, 2022, $17.5 million of cash was held by our foreign subsidiaries.
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
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2022	2021	% Change
Net cash provided by (used in):
Operating activities	$(19,815)	$65,305	(130)%
Investing activities	$2,711	$(87,110)	(103)%
Financing activities	$(164,259)	$(7,788)	2,009%
Cash flows from operating activities
Cash used in operating activities of $19.8 million for the nine months ended September 30, 2022 was primarily attributable to net cash outflows from changes in our working capital of $94.3 million, partially offset by net cash inflows from other non-cash expenses of $42.6 million, net income of $25.8 million, and deferred income tax expense of $6.1 million. Working capital changes for the nine months ended September 30, 2022 of $94.3 million were the result of a decrease in accounts payable and other liabilities of $67.1 million and an increase in inventory

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
of $67.0 million, partially offset by a decrease in accounts receivable of $29.8 million, an increase in deferred revenue of $5.4 million, and a decrease in prepaid expenses and other assets of $4.6 million. The changes in working capital for the nine months ended September 30, 2022 reflect a change in the presentation of inventory components related to one of our contract manufacturers from prepaid expenses to inventory, due to changes in the contractual arrangement. This presentation change did not have a net impact on cash used in operating activities.
Cash flows from investing activities
Cash provided by investing activities of $2.7 million for the nine months ended September 30, 2022 was primarily attributable to maturities of marketable securities of $109.6 million, partially offset by purchases of marketable securities of $103.7 million and net purchases of property and equipment of $3.2 million.
Cash flows from financing activities
Cash used in financing activities of $164.3 million for the nine months ended September 30, 2022 was primarily attributable to the repayment of our 2022 Notes of $125.0 million, $31.6 million in repurchases of our outstanding common stock and $12.3 million in tax payments for net restricted stock unit (RSU) settlements, partially offset by $4.7 million of inflows from stock purchases made through our employee stock purchase plan and employee stock option exercises.
Indemnifications
The information set forth under Note 9 Commitments, Contingencies and Guarantees to the condensed consolidated financial statements under the caption “Indemnifications” is incorporated herein by reference.

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

Non-GAAP Financial Measures
We report net income (loss) and diluted net income (loss) per share in accordance with United States generally accepted accounting principles (GAAP) and on a non-GAAP basis. We additionally report non-GAAP adjusted EBITDA. Revenue, gross profit, gross profit percentage, adjusted EBITDA as a percentage of revenue, and street average selling price are also presented on a constant currency basis to show performance unaffected by fluctuations in currency exchange rates. We calculate constant currency amounts by translating current period amounts at the prior period’s average exchange rate and compare that to current period performance. We use non-GAAP financial measures to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. Our management uses, and believes that investors benefit from referring to these non-GAAP financial measures in assessing our operating results. These non-GAAP financial measures should not be considered in isolation from, or as an alternative to, the measures prepared in accordance with GAAP, and are not based on any comprehensive set of accounting rules or principles. We believe that these non-GAAP measures, when read in conjunction with our GAAP financials, provide useful information to investors by facilitating:

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
The following table presents a reconciliation of net income to adjusted EBITDA:

	Three months ended
(in thousands)	September 30, 2022	June 30, 2022	September 30, 2021
Net income	$17,570	$2,519	$311,761
Income tax expense (benefit)	5,960	110	(270,228)
Interest expense, net	262	1,244	5,697
Depreciation and amortization	2,035	2,253	2,371
POP display amortization	448	430	714
Stock-based compensation	9,339	10,251	9,329
Restructuring and other costs	(414)	84	798
Adjusted EBITDA	$35,200	$16,891	$60,442

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net income to non-GAAP net income:

	Three months ended
(in thousands, except per share data)	September 30, 2022	June 30, 2022	September 30, 2021
Net income	$17,570	$2,519	$311,761
Stock-based compensation	9,339	10,251	9,329
Acquisition-related costs	—	—	70
Restructuring and other costs	(414)	84	798
Non-cash interest expense	—	—	3,590
Income tax adjustments	5,352	(64)	(270,324)
Non-GAAP net income	$31,847	$12,790	$55,224

GAAP net income - basic	$17,570	$2,519	$311,761
Add: Interest on convertible notes, tax effected*	485	715	—
GAAP net income - diluted	$18,055	$3,234	$311,761

Non-GAAP net income - basic	$31,847	$12,790	$55,224
Add: Interest on convertible notes, tax effected*	485	715	—
Non-GAAP net income - diluted	$32,332	$13,505	$55,224

GAAP diluted net income per share	$0.10	$0.02	$1.92
Non-GAAP diluted net income per share	$0.19	$0.08	$0.34

GAAP shares for basic net income per share	155,819	156,645	155,009
Add: Effect of dilutive securities	17,365	20,215	7,737
GAAP shares for diluted net income per share	173,184	176,860	162,746
Add: Non-GAAP only dilutive securities	—	—	—
Non-GAAP shares for diluted net income per share	173,184	176,860	162,746

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
Foreign currency risk. Revenue generated from GoPro.com, which has increased as a result of our focus on our direct-to-consumer sales strategy, is denominated in U.S. dollars and various foreign currencies. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Singaporean dollar, Romanian leu, and Australian dollar. Changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. Our third quarter of 2022 revenue was negatively impacted by approximately $17.8 million due to the strengthening of the U.S. dollar.
To date, we have not entered into any foreign currency exchange contracts or derivatives and we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued growth of our direct-to-consumer business increases our exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on our future results of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of September 30, 2022. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess any impact on the design and operating effectiveness of our internal control over financial reporting as a result of the COVID-19 pandemic.

PART II
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1, Note 9 Commitments, contingencies and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended September 30, 2022.

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
•An economic downturn or economic uncertainty in our key United States and international markets, as well as inflation or fluctuations in currency exchange rates as well as increasing interest rates may adversely affect consumer discretionary spending, demand for our products, and our operating results or financial position.
•Our goal to grow revenue and be profitable relies upon our ability to grow our direct-to-consumer (DTC) sales mix and grow our subscriptions through DTC and post-retail attach rates. If we do not effectively grow our DTC revenue and subscriptions, our results of operations and profitability could be harmed.
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
•The ongoing COVID-19 outbreak has had a material impact on the United States and global economies and could have a material adverse impact on our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations.
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
•Our intellectual property and proprietary rights may not adequately protect our products and services, and our business may suffer if third parties infringe our rights.

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
An economic downturn or economic uncertainty in our key United States and international markets, as well as inflation or fluctuations in currency exchange rates as well as increasing interest rates may adversely affect consumer discretionary spending, demand for our products, and our operating results or financial position.
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
The majority of our sales occur in U.S. dollars and an increase in the value of the dollar against the Euro and other currencies could increase the real cost to consumers of our products in those markets outside the United States. For example, in countries where we sell in local currency, we are subject to exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less favorable to the consumer. If global economic conditions are volatile or if economic conditions deteriorate, consumers may delay or reduce purchases of our products resulting in consumer demand for our products that may not reach our sales targets. Some product costs have become subject to inflationary pressure and we may not be able to fully offset any such higher costs through price increases; our inability or failure to offset any such higher costs as necessary could harm our business, financial condition, and operating results. Strengthening or weakening of the U.S. dollar relative to foreign currencies in which we conduct business could impact sales of our products, which could have a material impact on our operating results. For example, the Euro, Japanese yen and British pound have all recently experienced declines in value relative to the U.S. dollar, which negatively affected our results of operations during the second and third quarter of 2022 and could continue to negatively impact our results of operations in future periods. Our sensitivity to economic cycles related to fluctuations in consumer demand and foreign currency rates could adversely affect our business, financial condition and operating results.
Additionally, the withdrawal of the United Kingdom from the European Union (Brexit) and the war in Ukraine has created economic and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit and the war in Ukraine may not be fully realized for several years.

Our goal to grow revenue and be profitable relies upon our ability to grow our direct-to-consumer (DTC) sales mix and grow our subscriptions through DTC and post-retail attach rates. If we do not effectively grow our DTC revenue and subscriptions, our results of operations and profitability could be harmed.
Our ability to grow revenue and be profitable relies on several factors, including but not limited to, our ability to successfully implement certain strategic go to market initiatives. For example, some of our key strategic initiatives include expanding our DTC sales through GoPro.com and our software and subscription and service, and continuing to work with key retail partners and distributors globally.
We have invested significant resources in our DTC sales channel, primarily through our website, and our future growth relies, in part, on our continued ability to attract consumers to this channel, which has and will require significant expenditures in marketing, software development and infrastructure. If we are unable to continue to drive traffic to, and increase sales and subscriptions through our website and convert retail consumers into subscribers, our business and results of operations could be harmed.
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
We depend on retailers to provide adequate and attractive space for our products and point of purchase displays in their stores and acquiesce to our policies and to effectively sell our products. We continue to look for opportunities to optimize our retail channel. Based on our strategic initiative to increase our DTC sales through GoPro.com, our retailers may decide not to adequately display our products, choose to reduce the space for our products and POP displays in their stores, or choose not to carry some or all of our products or promote competitors’ products over ours and as a result, our sales could decrease and impact our plan to become more profitable.
We may not be able to transition away from some distributor agreements as quickly as we would like as a result of contractual, regulatory or other restrictions and may encounter difficulties in the transition to a more focused DTC model. Further, our distributors build inventory in anticipation of future sales, and if such sales do not occur as rapidly as they anticipate, our distributors may decrease the size of their future product orders.
If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2021, greater demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 34%, 40% and 44% of our 2021, 2020 and 2019 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue due to macroeconomic conditions, the inflationary impact on consumers’ share of wallet, any impact on consumer spending due to COVID-19, product release patterns, a decline in the effectiveness of our promotional activities, product mix, charges incurred against new products to support promotional activities, pricing pressures, supply chain disruptions, shipping delays, or for any other reason, could cause our annual results of operations to suffer significantly.
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
In particular, for our camera designs we incorporate system on chips, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique performance profiles, and as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 system on chip in MAX as well as our HERO9 and HERO8 Black cameras and the GP2 system on chip in our HERO11 Black, HERO10 Black and HERO10 Black Bones cameras and rely on a single supplier as the primary supplier of our system on chips.
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
As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including disruptions or delays in supply chain. During the course of the ongoing COVID-19 pandemic and as a result of governmental responses to the COVID-19 pandemic among other macroeconomic factors, certain of our suppliers and manufacturers have experienced disruptions, resulting in supply shortages and costs increases, and similar disruptions could occur in the future. Any increases in the costs of goods and services for our business may also adversely affect our profit margins particularly if we are unable to achieve higher price increases or otherwise increase cost or operational efficiencies to offset the higher costs.
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
Our growth also depends on expanding the market with new capture perspectives with our 360-degree camera, MAX, our FPV (first person view) lightweight camera HERO10 Black Bones, and our all-in-one vlogging and filmmaking camera, HERO11 Black Creator Edition which are initiatives in highly competitive markets, and by adding versatility to our products with expansion mods for HERO11 Black, HERO10 Black, and HERO9 Black. We cannot be assured that we will be successful in expanding the market with new capture perspectives or by adding new versatility to our products. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas.
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
The success of new product introductions, such as the HERO11 Black, HERO11 Black Creator Edition and HERO10 Black Bones depends on a number of factors including, but not limited to, timely and successful research and development of next generation systems, pricing, market and consumer acceptance, the ability to successfully identify and originate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks and delays associated with new product production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction including testing of new parts and features.
Additionally, as a result of the macroeconomic environment, including inflation and the COVID-19 pandemic, we may not be able to accurately forecast consumer demand and inventory requirements and appropriately manage inventory to meet demand. With respect to management and supply costs, we may be impacted by heightened demand for specialty memory, components and batteries that are not supported by our manufacturing partners. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.
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
No assurance can be given that we will not incur additional charges in future periods related to our inventory management or that we will not underestimate or overestimate forecasted sales in a future period. Our ability to accurately forecast demand for our products is affected by many factors, including product introductions by us and our competitors, channel inventory levels, unanticipated changes in general market demand, macroeconomic conditions, including inflation or recession, and consumer confidence. If we do not accurately forecast customer demand for our products, we may in future periods be unable to meet consumer, retailer or distributor demand for our products, or may be required to incur higher costs to secure the necessary production capacity and components, and our business and operating results could be adversely affected.
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
•the effect of foreign currency exchange rates and interest rates, including any fluctuations caused by, inflation, recessionary concerns or the strengthening of the U.S. dollar relative to the foreign currencies in which we conduct business;
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
Further, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during 2021, our closing stock price ranged from a high of $13.54 to a low of $7.45, which occurred in the first quarter, and in the first nine months of 2022, our closing stock price ranged from a high of $10.91 to a low of $4.93. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
The ongoing COVID-19 outbreak has had a material impact on the United States and global economies and could have a material adverse impact on our employees, suppliers, customers and end consumers, which could adversely and materially impact our business, financial condition and results of operations.
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic and public health emergency of international concern. At this point, we cannot reasonably estimate the duration and severity of this pandemic, which in 2020 had a material adverse impact on our business, results of operations, financial position and cash flows.
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
The global COVID-19 pandemic continues to evolve. Many jurisdictions have reopened, though restrictions may return due to increases in new COVID-19 cases and the emergence of new variant strains of COVID-19. Even in areas where governmental restrictions have been lifted and the number of cases of COVID-19 has declined, many individuals remain cautious about resuming activities.
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
We might experience changes in consumer demand, particularly if our users are restricted from participating in travel, adventure and sports activities that are often the subject of their use of our products and services. Additionally, the pandemic’s impact on local and global economies could materially impact consumer purchases of discretionary items, such as our products, which tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty and may slow our growth more than we anticipate. Both the health and economic aspects of the ongoing COVID-19 pandemic are highly fluid, and the future course of each is uncertain and subject to change.
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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We incurred significant operating losses in 2021 and 2020 and, as of September 30, 2022, we had an accumulated deficit of $199.2 million. Beginning in the fourth quarter of 2016 through the second quarter of 2020, we implemented four global reductions-in-force and other restructuring actions to reduce our operating expenses. We may not realize the cost savings expected from cost reduction actions.
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
Our success depends on the value and reputation of our brand, including our primary trademarks “GOPRO,” “HERO,” and the GoPro logos. The GoPro brand is integral to the growth of our business and expansion into new markets. Maintaining, promoting and positioning our brand will largely depend on the success of our marketing and merchandising efforts, including through establishing relationships with high profile sporting and entertainment events, venues, sports leagues and sports associations, athletes and celebrity personalities, our ability to provide consistent, high quality products and services, and our consumers’ satisfaction with the technical support and software updates we provide. Failure to grow and maintain our brand, launch new products on schedule and free of defects or negative publicity related to our products, our consumers’ user-generated content, the athletes we sponsor, the celebrities we are associated with, or the labor policies of any of our suppliers or manufacturers could adversely affect our brand, business and operating results. Maintaining and enhancing our brand also requires substantial financial investments, although there is no guarantee that these investments will increase sales of our products or positively affect our operating results.
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

Risks related to our Intellectual Property and technology licenses
Our intellectual property and proprietary rights may not adequately protect our products and services, and our business may suffer if third parties infringe our rights.
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
Third parties, including competitors and non-practicing entities, have brought intellectual property infringement claims against us including the matter described in Note 9 Commitments, contingencies and guarantees in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. While we will defend ourselves vigorously against any such existing and future legal proceedings, we may not prevail against all such allegations, including the matter described in Note 9 Commitments, contingencies and guarantees in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. We may seek licenses from third parties where appropriate, but they could refuse to grant us a license or demand commercially unreasonable terms. Further, an adverse ruling in an intellectual property infringement proceeding could force us to suspend or permanently cease the production or sale of products/services, face a temporary or permanent injunction, redesign our products/services, rebrand our products/services, pay significant settlement costs, pay third-party license fees or damage awards or give up some of our intellectual property. The occurrence of any of these events may materially and adversely affect our business, financial condition, operating results or cash flows.

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
We use open source software in our platform that may subject our technology to general release or require us to re-engineer our solutions, which may harm our business.
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
Further, the United Kingdom (U.K.) exited the EU on January 31, 2020 (Brexit), which has created additional uncertainty with regard to the regulation of data protection in the U.K. and could lead to further legislative and regulatory changes. The U.K. has implemented the Data Protection Act that contains provisions, including its own derogations for how GDPR is applied in the U.K. legislation that substantially implements the GDPR, with penalties for noncompliance of up to the greater of £17.5 million (€20 million) or four percent of worldwide revenues. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through September 30, 2022. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 67.0% of the voting power of our outstanding capital stock as of September 30, 2022 with Mr. Woodman, our Chairman and CEO, holding approximately 63.9% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
None.
Issuer Purchases of Equity Securities
Share repurchase activity for our Class A and Class B common stock during the three months ended September 30, 2022 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
July 1 - 31, 2022	138	$5.50	138	$77,480
August 1 - 31, 2022	1,182	$6.77	1,182	$69,484
September 1 - 30, 2022	220	$5.01	220	$68,382
Total	1,540	$6.40	1,540
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

GoPro, Inc.
(Registrant)

Dated:	November 3, 2022	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	November 3, 2022	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	November 3, 2022	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)