Form 10-K
period 2022-12-31
GoPro, Inc.
filed 2023-02-10
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of Act.    Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☑                        Smaller reporting company        ☐
Accelerated filer             ☐                        Emerging growth company        ☐
Non-accelerated filer        ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $715,511,000 based upon the closing price reported for such date on The Nasdaq Global Select Market.
As of January 31, 2023, 128,629,017 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

GoPro, Inc.

PART I
Special note regarding forward-looking statements
This Annual Report on Form 10-K of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified under Item 1A. Risk Factors. Forward-looking statements include, but are not limited to, statements regarding our plans to expand and improve product offerings in Item 1. Business and other sections of this Annual Report on Form 10-K, projections of results of operations, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expenses and drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create, the impact of negative macroeconomic factors including rising interest rates, inflation, the ability for us to grow camera sales, our ability to acquire and retain subscribers, the effects of global conflict such as the war in Ukraine, plans to settle the note conversion in cash, expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations, the outcome of pending or future litigation and legal proceedings, the continuing impact of the COVID-19 pandemic and the economic recovery therefrom on our business, operations, liquidity and capital resources, employees, customers, supply chain, financial results, inflation, currency fluctuations and the world economy, and the scope and duration thereof, and any discussion of the trends and other factors that drive our business and future results in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Annual Report on Form 10-K including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Annual Report on Form 10-K to reflect future events or developments.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those described in Item 1A. Risk Factors on this Annual Report on Form 10-K. These risks include, but are not limited to the following:

•We may not be able to achieve revenue growth or profitability in the future, and if revenue growth or profitability is achieved, we may not be able to sustain it.
•An economic downturn or economic uncertainty in the United States and international markets, as well as inflation, increasing interest rates or fluctuations in currency exchange rates may adversely affect consumer spending and demand for our products, which could impact our operating results or financial position.
•Our goal to grow revenue and be profitable relies upon our ability to grow unit sales from our GoPro.com channel and our retail partners and distributors.
•We may not be able to acquire and retain subscribers at all or at historical rates, which could adversely impact our results of operations and our ability to be profitable.
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
•Our future growth depends, in part, on further penetrating our total addressable market, and we may not be successful in doing so.
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
•Security and data breaches and cyberattacks could disrupt our web platform, products, services, internal operations, information technology systems, or those of our strategic partners, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.
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
•Adverse changes to trade agreements, trade policies, tariffs and import/export regulations may have a negative effect on our business and results of operations.
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
•We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers and customers than expected, which could harm our business and operating results.

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
•Our aspirations and disclosures related to environmental, social and governance (ESG) matters expose us to risks that could adversely affect our reputation and performance.

Item 1. Business
Overview
GoPro helps the world capture and share itself in immersive and exciting ways. Our cameras, mountable and wearable accessories, subscription and service, and implied post contract support have generated substantially all of our revenue. We sell our products globally through retailers, distributors and on GoPro.com.
Our product offerings include the following:
•HERO11 Black is our flagship waterproof camera launched in the Fall of 2022, featuring our GP2 processor, a larger sensor and HyperSmooth 5.0 image stabilization. The larger sensor provides 10-bit color video at up to 5.3K video at 60 frames per second, 27 megapixel (MP) photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and Hyperview, which allows for a 16:9 field of view. HyperSmooth 5.0 image stabilization includes 360-degree Horizon Lock, which keeps video footage steady. The HERO11 Black also includes the Enduro Battery, which improves the camera performance in both cold and moderate temperatures, TimeWarp 3.0, Night Effects Time Lapse, and a front-facing and rear touch display. The HERO11 Black is cloud connected and can automatically upload recently captured footage and generate a highlight video to the user’s GoPro subscription cloud account. We also began shipping our HERO11 Black Creator Edition in the Fall of 2022 which is an all-in-one content capturing bundle that makes vlogging, filmmaking and live streaming easier than ever. Creator Edition combines the HERO11 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.
•HERO11 Black Mini launched in November of 2022, and has all the power of the HERO11 Black, but is smaller, lighter and simpler with a one-button design. The HERO11 Black Mini includes our GP2 processor, the larger sensor used in our HERO11 Black flagship camera, HyperSmooth 5.0 image stabilization and the Enduro Battery.
•HERO10 Black launched in 2021, which includes our high-performance GP2 processor. The camera’s highest video resolution of 5.3K video at 60 frames per second delivers 91% more pixel resolution than 4K video at 30 frames per second and 665% more pixel resolution than 1080p HD at 60 frames per second, allowing for fluid playback and 2X slow motion. 4K video can be captured at 120 frames per second (4X slow motion) and 2.7K video can be captured at 240 frames per second (8X slow motion). The HERO10 Black also includes HyperSmooth 4.0 video stabilization, in-camera horizon leveling which has a tilt limit of 45° in high-performance settings, making chaotic video footage look smooth and steady. The new GP2 processor combined with the ultra-high resolution 23.6MP sensor enables life-like image quality. In addition to 23 megapixel photos, HERO10 Black enables 19.6 megapixel video stills to be pulled from 5K 4:3 video at 30 frames per second and 15.8 megapixel video stills from 5.3K video at 60 frames per second, which is ideal for capturing still images of sports and fast-paced activities. The HERO10 Black is also waterproof up to 33 feet, cloud connected while being charged and will automatically upload recently captured footage to the user’s GoPro cloud account. Additionally, the HERO10 Black continues to build off the noteworthy HERO9 Black features, including Power Tools, TimeWarp 3.0, front-facing and rear touch displays, and camera Mod compatibility.
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
•GoPro subscription is our subscription service that includes full access to the Quik app, unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, gear, mounts and accessories. Our HERO5 Black and newer cameras automatically upload photos and videos to a subscriber’s GoPro account at the highest possible quality, while HERO7 Black and newer cameras can access our live-streaming service.
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
•Quik app is a mobile app that provides the primary experience for users of both the GoPro and Quik subscriptions and is the primary integration point for GoPro camera owners into the GoPro software ecosystem. The primary goal of the Quik app is to enable users to get the most out of their favorite photos and videos from any phone or camera. This includes a simplified but powerful experience for offloading, backup, editing, story creation and sharing of user’s media.
•GoPro Player + ReelSteady is a desktop app with industry-leading video stabilization and 360-reframing tools in a single post-production app. The GoPro Player + ReelSteady app includes features such as ReelSteady stabilization with real time playback, lens correction, batch export, the reframe tool, frame grab and trim tool.
We also offer a full ecosystem of mountable and wearable accessories. See Products for additional information.
We believe our investments in hardware, cloud, mobile and desktop software solutions have yielded a solid foundational experience for consumers that we will continue to build upon in 2023.
Our strategy
Helping our consumers capture and share their experiences in immersive and exciting ways is at the core of our mission and business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. When consumers use our products and services, they often generate and share content that increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth will be driven by the introduction of new cameras, accessories, lifestyle gear, and subscription and service offerings. We also believe new or enhanced camera features drive a replacement cycle among existing users and attract new users. Consumers can choose between numerous channels to purchase our hardware products, which are sold through GoPro.com and a global network of retailers. In addition, consumers may purchase our subscription through GoPro.com or via the Quik mobile app.

Products
Cameras. We offer a family of flagship cameras, including our cloud connected HERO11 Black, HERO11 Black Mini, HERO10 Black, HERO10 Black Bones, HERO9 Black, HERO8 Black and MAX cameras. Our HERO11 Black, HERO11 Black Mini, HERO10 Black, HERO9 Black, HERO8 Black, and MAX cameras are durable, waterproof (without a housing), come with select mounting accessories, and have built-in Wi-Fi and Bluetooth technology, that provide connectivity with a mobile device to enable remote control, content viewing, editing and sharing functionality. Our HERO11 Black, HERO11 Black Mini and HERO10 Black cameras offer 5.3K video at 60 frames per second, our HERO9 Black camera offers 5K video at 30 frames per second, and our HERO8 Black camera can shoot video in 4K at 60 frames per second. MAX captures video in 360-degrees at 6K resolution and stitches to 5.6K. All of our current cameras feature multi-language voice and contextual control, image stabilization, a simplified user experience, and the ability to auto-upload photos and videos via Wi-Fi for easy access and editing with our Quik app. HERO11 Black, HERO10 Black, HERO9 Black, HERO8 Black and MAX also feature GPS and additional sensors that capture location, elevation, speed and G-force loads. We also offer Open GoPro, an open API initiative, that makes it easy for third-party developers to integrate HERO9 and newer cameras into their own development efforts.
Mounts and accessories. We offer a wide range of mounts and accessories, either bundled with a camera or sold separately, that enhance the functionality and versatility of our products, and enable consumers to capture their experiences during a variety of activities or moments from different viewpoints. We also produce and sell camera attachments called Mods, which allow users to transform their HERO11, HERO10, HERO9 or HERO8 Black cameras into a production powerhouse. The Media Mod provides an integrated directional microphone, the Light Mod illuminates a scene and the Display Mod allows users to perfectly frame themselves during self-capture. In addition, we offer Max Lens Mod that brings Max HyperSmooth video stabilization and Max SuperView’s ultra-wide-angle photo and video to the HERO11, HERO10 and HERO9 Black cameras. Other equipment-based mounts include helmet, handlebar, roll bar and tripod mounts. Our 3-way mount is a 3-in-1 mount that can be used as a camera grip, extension arm or tripod, and our floating mounts such as the Handler, and Bite Mount + Floaty, allow our cameras to float in water. We also enable consumers to wear mounts on their bodies with the use of our magnetic swivel clip, wrist housing, chest harness and head strap. Additionally, we offer spare batteries, dive filters and charging accessories and cables to connect our GoPro cameras to computers, laptops and television monitors. Our accessories expand the features, versatility and convenience of our cameras.
Subscription. Our GoPro subscription offers a range of benefits to our consumers, including a camera protection plan and a platform that enables subscribers to easily access, edit and share content. The GoPro subscription also includes unlimited cloud storage supporting original source video and photo quality, access to a high-quality live streaming service on GoPro.com, as well as discounts on GoPro cameras, lifestyle gear, mounts and accessories. Our HERO5 Black and newer cameras automatically upload photos and videos to a subscriber’s GoPro account at the highest possible quality, while HERO7 Black and newer cameras can access our live-streaming service. We had 2.25 million subscribers as of December 31, 2022, representing 43% growth year-over-year.
Applications. We offer mobile and web applications that provide a complete media workflow for archiving, editing, multi-clip story creation and sharing content on the fly. The Quik app makes it easy for users to get the most out of their favorite photos and videos no matter which phone or camera is used to capture the footage. We believe the Quik app and the Quik subscription are important steps in expanding our total addressable market to all those who want to create, edit and organize the visual moments of their lives. The Quik subscription provides access to a suite of powerful yet simple editing tools which allows users to edit photos or videos themselves. Edits can be applied to single clips, or several clips of an event can be put together into automated, music-synced videos. Quik subscribers can also conveniently share their favorite photos or videos via the Quik app where those special “keeper” photos or videos will be added to a private “Mural” feed. Furthermore, by integrating the Quik app editing engine into the GoPro cloud ecosystem, we are now able to offer automatic, behind-the-scenes creation of videos and edits to users without any work on their part.
Lifestyle Gear. We offer a lifestyle gear lineup that melds our signature design and versatility across a line of bags, backpacks and cases. We also offer an exclusive line of t-shirts, hats and other soft goods that capture the spirit of the brand.

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
Our engineering team supports the development of cameras, related mounts and accessories, firmware and software. Our hardware engineering team is responsible for developing solutions to support the concepts developed by our product team. These solutions include GoPro’s custom designed system on chip, which allows our cameras to perform advanced image computation, unparalleled image quality and next-level image stabilization, new image silicon processors, image sensors and lenses, as well as the core algorithms that enable the systems to operate and provide optimal performance and features. Our hardware engineering team also integrates these innovations and firmware into our product designs, and develops our cameras, mounts and accessories.
Our software engineering team develops applications that enhance the functionality of our products and facilitate the management, editing, sharing and viewing of content. These applications are being developed for mobile, desktop and web-based platforms. Our core technologies include rendering engines to enable smooth video playback and editing, algorithms for moment identification, automatic story creation as well as cloud-based media storage, analysis and playback. Our software engineering team also manages our cloud and web platforms that power our application experiences and direct-to-consumer channel via GoPro.com.
Manufacturing, logistics and fulfillment
Our products are designed and developed in the United States, France, China and Romania, and a majority of our manufacturing is outsourced to contract manufacturers located in China and Thailand. We believe that using outsourced manufacturing enables greater scale and flexibility than establishing our own manufacturing facilities. Several key strategic parts are purchased from suppliers by us and then consigned to our manufacturers, while the vast majority of parts are procured directly by our contract manufacturers. Our strategic commodities team manages the pricing and supply of the key components of our cameras, including digital signal processors, sensors and lenses, and we leverage their expertise to achieve competitive pricing on the largest value-add components and leverage our contract manufacturers’ volume purchases for best pricing on common parts.
We have third-party facilities in China and Thailand for final pack-out of our finished products. These finished products are shipped to outsourced fulfillment centers in the United States, as well as Hong Kong, Netherlands and Singapore that deliver our products to our customers.

Sales channels and customers
We offer our products in over 80 countries through our retail sales channel to retailers and distributors, and through our direct-to-consumer sales channel via GoPro.com. In 2022 and 2021, GoPro.com revenue represented 38% and 34% of our net revenue, respectively, and retail accounted for 62% and 66% of our net revenue, respectively.
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
Big box retailers. We sell to large retailers with a national presence, including Amazon.com, Inc., Best Buy, Inc., Target Corporation and Walmart, Inc. We support these retailers with a dedicated and experienced sales management team that we believe enables us to reduce channel conflict.
Mid-market retailers. We also sell to retailers with a large regional or national presence, often focused on specific verticals such as consumer electronics, sporting goods, military, hunting and fishing, and motorsports. In the United States, we sell directly to these mid-market retailers through our experienced sales teams assigned to particular accounts and regions.
GoPro.com. We sell our full line of products to consumers worldwide through our online store at GoPro.com, which we market through online and offline advertising. GoPro.com revenue represented 38%, 34% and 32% of net revenue for 2022, 2021 and 2020, respectively.
Distribution
We sell to over 40 distributors who resell our products to retailers in international and domestic markets. We have dedicated sales personnel focused on providing a high level of service to these distributors, including assisting with product mix planning, channel marketing and in-store merchandising, development of marketing materials, order assistance and educating the distributors’ sales personnel about GoPro products.
In-store merchandising
Our in-store merchandising strategy focuses on our iconic GoPro-branded, video-enabled point of purchase (POP) merchandising displays located in nearly all retail outlets where our products are sold. These displays showcase GoPro videos and present our product ecosystem in a customer-friendly manner. Our larger retailers help us represent a broader range of GoPro products due to their in-store deployment of our larger and custom POP displays. As of December 31, 2022 and 2021, we had approximately 26,000 and 23,000 POP displays, respectively, in retail outlets worldwide.
Marketing and advertising
Our marketing and advertising programs are focused on engaging consumers by exposing them to compelling GoPro content and educating them about new hardware features, as well as the power of our solutions for software editing (mobile, web and desktop applications) and content management. We believe this approach enhances our brand while demonstrating the performance, durability and versatility of our products. Our marketing and advertising efforts span a wide range of consumer interests and leverage both traditional consumer marketing and lifestyle marketing strategies.

Consumer marketing. Social media plays an important role in our consumer marketing strategy. Our consumers capture and share personal GoPro content on social media and content sharing platforms like Facebook, Instagram, TikTok, Twitter and YouTube. At the end of 2022, we reached a total of 49.6 million lifetime followers. To date, we have reached over 17.4 billion views of content tagged #GoPro on TikTok and more than 3.7 billion views on GoPro’s YouTube channel. We also integrate user-generated content and GoPro originally produced content into advertising campaigns across various platforms including print, online, billboards and other out-of-home advertising, and at consumer and trade facing events. This content also supports our in-store channel marketing efforts, appearing on our POP displays and other in-store marketing materials. We continue to believe GoPro content remains a significant asset that builds awareness for our brand and products.
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
We compete against established, well-known camera manufacturers such as Canon Inc. and Nikon Corporation, as well as large, diversified electronics companies such as, Samsung Electronics Co. and Sony Corporation and specialty companies such as Garmin Ltd., the Ricoh Company, Ltd., Shenzhen Arashi Vision Co., Ltd. and SZ DJI Technology Co., Ltd. We believe we compete favorably with these companies’ products. Our durable and versatile product design facilitates increased functionality and wearability, and we offer a variety of mounts and other accessories that enable a wide range of consumer use cases that are difficult for other competing products to address. Further, we offer many professional-grade features within our camera and 360-degree camera product offerings at attractive consumer price points, including our HyperSmooth 5.0 which is our most advanced stabilization ever and includes in-camera horizon leveling that keeps shots smooth and level, and for our 360 experience, MAX SuperView and PowerPano. MAX SuperView provides the widest field of view ever from a GoPro camera while PowerPano allows users to capture a 6.2mp, 270-degree panoramic photo with the push of a button and creates an artifact-free shot of action or movement. We also provide users with a suite of mobile and desktop applications that enhance the overall GoPro experience. Moreover, we believe we have achieved significant brand recognition in our target vertical markets. We believe our years of experience working with active and influential consumers contributes to our ability to develop attractive products and establishes the authenticity of our brand, thereby differentiating us from current and potential competitors.
Smartphones and tablets with photo and video functionality have significantly displaced the market for traditional camera sales, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our Quik app and GoPro subscription may not be as compelling a solution as those offered by other companies, such as Apple, Inc. and Google, although the Quik app supports content from other platforms including content from iOS and Android. It is possible that, in the future, the manufacturers of such devices, such as Apple, Google and Samsung, may continue to design their products for use in a range of conditions, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours. In addition, new companies may emerge and offer competitive products directly in our category.
Intellectual property
Intellectual property is an important aspect of our business. Our practice is to seek protection for our intellectual property in the United States and certain jurisdictions globally, as appropriate. To establish and protect our proprietary rights and confidential information, we rely upon a combination of trademark, copyright, patent, trade secrets, and other forms of intellectual property rights, as well as contractual restrictions such as confidentiality agreements, licenses, and intellectual property assignment agreements with employees, contract manufacturers, distributors and others.
GoPro is a leading innovator that holds a comprehensive portfolio of intellectual property rights. Our trademarks, including “GOPRO,” “HERO” and the GoPro logos, among others, are a critical component of the value of our business. We believe the strength of our trademarks, service marks, and trade dress have generated considerable brand loyalty, distinction, and renown among our customers and prospective customers.
GoPro’s patent portfolio been recognized as a leader in the high-tech and electronics industry. Our patents, including utility and design patents, cover innovations that help our customers capture, create and share their content using our cameras, mounts, accessories and software. Our patents cover technology and product areas that include cameras, mounts, accessories, digital imaging, image processing, image stabilization, operational firmware and software, post-processing software, mobile, desktop and cloud software, as well as the ornamental aspects of our hardware and software products. As of December 31, 2022, we had approximately 1,218 issued patents and 419 patent applications pending in the United States, and 671 corresponding issued patents and 122 patent applications pending in foreign jurisdictions. Our patents expire at various times, starting in 2024, and no single patent or other intellectual property right is solely responsible for protecting GoPro’s products, software, and services. GoPro continues to invest in protecting its expanding innovation through ongoing development of its patent portfolio. We continually assess our innovations, including their patentability, and regularly file patent applications to protect our innovations and technologies that come from our research, development, and design.
We take active measures to protect our intellectual property against unauthorized third-party use, including misuse of our patents, copyrights, trademarks and other proprietary rights. We monitor online marketplaces for infringing, knock-off, or counterfeit products and take action to remove those products. We have, and expect to continue to take legal action to enforce our intellectual property and proprietary rights when appropriate.
Despite these protections and efforts, we may be unable to prevent third parties from using our intellectual property without our authorization, challenging the validity of our intellectual property, breaching any nondisclosure or confidentiality agreements with us, or independently developing products that are similar to ours without infringing our intellectual property, particularly in those countries where the laws do not protect our proprietary and intellectual property rights as fully as in the United States.
Human capital
We are continually investing in the engagement and retention of our global workforce by creating an inclusive workplace, providing market-competitive benefits to support our employees’ health and well-being, and fostering a learning environment in support of their growth and development. As of December 31, 2022, we employed 877 people.
Diversity and Inclusion
GoPro strives to be a more inclusive, representative, and equitable organization, and to leverage our brand and marketing to champion these values. Through our comprehensive DEIB program, we take a multi-faceted approach to creating a sense of belonging for GoPro employees. We provide trainings, workshops, events, and speaker series to help increase safe spaces and visibility for people with identities that have been historically oppressed. We take a hybrid approach to employee training, utilizing a self-directed individual learning platform with research-backed content in addition to coaching and other manager led activities. In addition to our mandatory sexual harassment prevention and bullying prevention training, new modules were added to help employees recognize and address unconscious bias and microaggressions. We host virtual discussions on a variety of diversity, equity and inclusion topics to educate employees on issues faced by historically marginalized groups and to foster understanding and empathy, champion diverse leadership, and celebrate the contributions that diverse groups bring to us and our community.
When our people thrive, our business thrives. GoPro invests in safe spaces through our Employee Resource Groups (ERGs). ERGs enhance the employee experience and help drive DEIB strategy by building community and connection, expanding education and awareness, creating opportunities for professional development and providing valuable feedback to our People Team.

Our CEO, Nicholas Woodman, also signed on to the Outdoor CEO Diversity Pledge, committing us to, over the coming years, increasing representation of underrepresented groups in our hiring, marketing and athlete rosters, as well as sharing our learnings with other outdoor brands as a catalyst for industry change.
Employee Development and Training
We prioritize employee development and training, which we believe has a direct impact on employee growth, engagement and retention. To support managers and individual contributors within the company, we provide training and development opportunities through our online portal, Opportunity Lab. Opportunity Lab enables employees to access virtual instructor-led classrooms or self-directed web-based courses focused on topics such as the importance of using emotional intelligence in difficult times, leading change, understanding employee engagement, feedback and career development planning. We also offer employee development through our Mentorship Program. This program supports the employees’ professional development while expanding their network with our senior leaders.
Our leadership development and coaching programs focus on individual leadership growth, building trust and relationships with peers and sharing best practices. We continue to optimize our organizational efficiency and collaboration by providing ongoing training on effective meeting management and how to recognize unconscious bias. We believe that employee development is a shared responsibility of employee and manager, through both formal and informal methods (e.g., stretch assignments and peer-to-peer learning). Through our GROW Pro Plan program, managers and employees reflect on their individual skills and areas for development, guided by our company competency framework, and by what specific areas the employee would like to develop each year. We have a robust talent calibration and succession planning process to ensure we fill the talent pipeline and identify any skills gaps with development plans.
Corporate and available information
We were originally incorporated as Woodman Labs, Inc. in California and began doing business as GoPro in February 2004. We reincorporated in Delaware in December 2011 and in February 2014, we changed our name to GoPro, Inc. Our principal executive offices are located at 3025 Clearview Way, San Mateo, California 94402, and our telephone number is (650) 332-7600. We completed our initial public offering in July 2014 and our Class A common stock is listed on The Nasdaq Global Select Market under the symbol “GPRO.” Our Class B common stock is not listed nor traded on any stock exchange.
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
Our cumulative GAAP income from the past three years may not be sustainable in future periods. We may not be able to achieve our forecast, sustain revenue growth or profitability, and our operating results may fluctuate unpredictably. For example, our annual revenue showed significant growth from 2020 to 2021 from $891.9 million to $1.16 billion, respectively. In 2020, annual revenue of $891.9 million was negatively impacted by COVID-19. In addition, we incurred operating income of $39.0 million and $113.2 million and operating losses of $36.8 million for the full year in 2022, 2021 and 2020, respectively. In future periods, we could experience declines in revenue, or revenue could remain flat or grow more slowly than we expect, which could have a material negative effect on our future operating results.
Lower levels of revenue, lower product margins or higher levels of operating expenses in future periods may result in losses or limited profitability. We may experience such lower levels of revenue, lower product margins or higher levels of operating expenses for a variety of reasons, including, among other factors: investments in product innovation, advertising and marketing; increasing freight rates; shipping delays; increased supply chain costs; impact of currency exchange rates; failure to maintain higher average sales pricing for our cameras; or a recession or other sustained adverse market event that materially impacts consumer purchases of discretionary items, such as our products.
Additionally, we have implemented company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, in order to focus our resources on cameras, accessories, software and subscription and service. For example, in connection with the emergence of the COVID-19 pandemic, we implemented a restructuring plan in April 2020 (the 2020 Restructuring Plan) to realign our workforce to areas of growth combined with certain cost saving measures which reduced our operating expenses in 2020. We may not realize further or sustain cost savings from these previous actions. We may continue to experience fluctuating revenue, expenses and profitability for a number of reasons, including other risks described in this 2022 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
An economic downturn or economic uncertainty in the United States and international markets, as well as inflation, increasing interest rates or fluctuations in currency exchange rates may adversely affect consumer spending and demand for our products, which could impact our operating results or financial position.
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
The majority of our sales occur in U.S. dollars and an increase in the value of the dollar against the Euro and other currencies could negatively impact our results. For example, a strengthening dollar relative to other currencies could increase the real cost to consumers of our products in those markets outside the United States, which could lower sales and/or cause us to reduce our selling price to retailers and distributors in those markets. If global economic conditions are volatile or deteriorate, consumers may delay or reduce purchases of our products resulting in lower consumer demand for our products such that we may not reach our sales targets. Some product costs have become subject to inflationary pressure and we may not be able to fully offset such higher costs through price increases; our inability or failure to offset any such higher costs as necessary could harm our business, financial condition, and operating results. Strengthening or weakening of the U.S. dollar relative to foreign currencies in which we conduct business could impact sales of our products, which could have a material impact on our operating results. For example, in 2022, the Euro, Japanese yen and British pound all experienced declines in value relative to the U.S. dollar, which negatively affected our results of operations during the second, third, and fourth quarter of 2022 when compared to the prior year periods and could continue to negatively impact our results of operations in future periods if the U.S. dollar strengthens relative to foreign currencies.

Our goal to grow revenue and be profitable relies upon our ability to grow unit sales from our GoPro.com channel and our retail partners and distributors.
Our ability to grow revenue and be profitable relies on several factors, including but not limited to, our ability to successfully implement certain strategic go to market initiatives. We have invested significant resources in our GoPro.com sales channel, and our future growth relies, in part, on our continued ability to attract consumers to this channel, which has and will require significant expenditures in marketing, software development and infrastructure. If we are unable to continue to drive traffic to, and increase sales through our website, our business and results of operations could be harmed.
Retail and distribution partners may perceive themselves to be at a disadvantage based on DTC sales offered through GoPro.com. Due to these and other factors, conflicts with our GoPro.com sales channel could arise and cause retail partners and distributors to divert resources away from the marketing, promotion, and sale of our products. For example, due to increased sales or promotions through GoPro.com, our retailers may decide not to adequately display our products, choose to reduce the space for our products and POP displays in their stores, or choose not to carry some or all of our products or promote competitors’ products over ours, and any reduction in sales or decreases in revenue by our current distributors and retailers or loss of key distributors or retailers could adversely affect our revenue, operating results and financial condition.
We may not be able to acquire and retain subscribers at all or at historical rates, which could adversely impact our results of operations and our ability to be profitable.
We have experienced continuous growth in our subscription service over the past several years. Our continued revenue growth and profitability is dependent on our ability to continuously attract and retain subscribers, and we cannot be certain that efforts to do so will be successful. Any changes to our subscription model could have an adverse effect on existing subscribers as well as in attracting new subscribers. There are many factors that could lead to slowing subscriber growth or a decline in subscribers, including a decline in camera sales, attach rates or retention rates, our failure to introduce new features, benefits, products, or services that customers desire, changes to existing products and services that are not favorably received by our customers, or pricing and perceived value of our offerings. A decline in subscribers could have an adverse effect on our business, financial condition, and operating results.
If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2022, greater demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 29%, 34% and 40% of our 2022, 2021 and 2020, revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue due to macroeconomic conditions, the inflationary impact on consumers’ share of wallet, product release patterns, declines in the effectiveness of our promotional activities or product mix, charges incurred against new products to support promotional activities for such new products, pricing pressures, supply chain disruptions, shipping delays, or for any other reason, could cause our annual results of operations to suffer significantly.
In addition, we typically experience lower revenue in the first half of the year as a percentage of total revenue for the year, as compared to second half revenue. First half revenue comprised 43%, 39% and 28% of our annual 2022, 2021 and 2020, revenue, respectively.
We rely on third-party suppliers, some of which are sole-source suppliers, to provide services and components for our products which may lead to supply shortages and other services, long lead times for components, and supply changes, any of which could disrupt our supply chain or our operations and may increase our costs.
Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. We do not have internal manufacturing capabilities and rely on several contract manufacturers, located in China and Thailand, to manufacture our products. All of the components that go into the manufacturing of our cameras and accessories are sourced from third-party suppliers. We do not control our contract manufacturers or suppliers, including their labor, environmental or other practices.
Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules and such lead times could increase as a result of shipping disruptions, global conflicts (Ukraine), or other factors. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable, including as a result of global conflict and the COVID-19 pandemic.
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
Our reliance on single source, or a small number of suppliers involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the inability to execute on, a supplier roadmap for components and technologies, and natural disasters, fire, acts of terrorism, global conflicts, pandemics or other catastrophic events.
In particular, for our camera designs we incorporate system on chips, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique design and performance profiles, and as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 system on chip in MAX as well as our HERO9 and HERO8 Black cameras and the GP2 system on chip in our HERO11 Black, HERO11 Black Mini, HERO10 Black and HERO10 Black Bones cameras and rely on a single supplier as the primary supplier of our system on chips.
Additionally, we rely on third parties to provide software and enterprise services. For example, we host our software applications and firmware upgrades for our cameras using Amazon Web Services (AWS). A prolonged AWS service disruption affecting our subscription products would negatively impact our ability to serve our consumers and could damage our reputation with current and potential consumers, expose us to liability, cause us to lose consumers, or otherwise harm our business. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we use, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to the GoPro or Quik subscription as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure service provider, which could materially adversely affect our business, results of operations and financial condition.
If we do not successfully coordinate or if we encounter issues with our manufacturers, suppliers, or supply chain, business, brand, and results of operations could be harmed and we could lose sales.
Our business requires us to coordinate the manufacture and distribution of our products. The ongoing COVID-19 pandemic and global conflicts have resulted in industry-wide global supply chain challenges, including manufacturing, transportation and logistics. If we do not successfully coordinate with our service providers, we may have insufficient supply of products to meet customer demand, we could lose sales, incur additional costs, and our financial performance may be adversely affected.
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
As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including disruptions or delays in supply chain. During the course of the ongoing COVID-19 pandemic and as a result of governmental responses to the COVID-19 pandemic among other macroeconomic factors, certain of our suppliers and manufacturers have experienced disruptions, resulting in supply shortages and costs increases, staffing shortages, manufacturing facility closures, and similar disruptions could occur in the future. Any increases in the costs of goods and services for our business may also adversely affect our profit margins particularly if we are unable to achieve higher price increases or otherwise increase cost or operational efficiencies to offset the higher costs.
Our future growth depends, in part, on further penetrating our total addressable market, and we may not be successful in doing so.
Historically, the majority of our growth has been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities and our subscription products to help those people create compelling edits to share with friends, family and followers. We believe that our future growth depends on continuing to reach and expand our core community of customers of our products and services, followers and fans, and then utilizing that energized community as brand ambassadors to an extended community.
We may not be able to expand our software and services offerings and cannot be certain that these efforts will be successful, and as a result, we may not be able to increase our total addressable market, revenue or operating profit. We may not be able to expand our market, revenue and gross margin through this strategy on a timely basis, or at all, or recognize the benefits of our investments in this strategy, and we may not be successful in providing tools that our users adopt or believe are easy to use, which will negatively affect our future growth.
Our growth also depends on expanding the market with new capture perspectives with our 360-degree camera, MAX, our FPV (first person view) lightweight camera HERO10 Black Bones, and our all-in-one vlogging and filmmaking offering, HERO11 Black Creator Edition, which are initiatives in highly competitive markets, and by adding versatility to our products with expansion mods for HERO11 Black, HERO10 Black, and HERO9 Black. We cannot be assured that we will be successful in expanding the market with new capture perspectives or by adding new versatility to our products. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas.
To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions, product pricing and marketing.
We believe that we must continually develop and introduce new products, enhance our existing products, anticipate consumer preferences, and effectively stimulate consumer demand for new and upgraded products and services to maintain or increase our revenue. Our products and services are subject to changing consumer preferences that cannot be predicted with certainty and development lead times may make it more difficult for us to respond rapidly to new or changing consumer preferences. The markets for our products and services are characterized by intense competition, evolving distribution models, disruptive technology developments, short product life cycles, customer price sensitivity and frequent product introductions. Additionally, increasing concern over climate change could also result in shifting customer preferences with respect to our products, including reduced demand for our products and services based on their environmental impact, such as recyclability of components or packaging and energy usage required to develop and manufacture our products.
The success of new product introductions, such as the HERO11 Black, HERO11 Black Creator Edition HERO11 Black Mini, and HERO10 Black Bones depends on a number of factors including, but not limited to, timely and successful research and development of next generation systems, pricing, market and consumer acceptance, the ability to successfully identify and originate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks and delays associated with new product design and production ramp-up issues, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction including testing of new parts and features.
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications and other products and services. Our research and development expenses were $139.9 million, $141.5 million, $131.6 million for 2022, 2021 and 2020, respectively and we expect that our research and development expenses will continue to be substantial in 2023 as we develop innovative technologies. Unanticipated problems in developing products could divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
Additionally, as a result of the macroeconomic environment, we may not be able to accurately forecast consumer demand and inventory requirements and appropriately manage inventory to meet demand. For example, inflationary pressures may have an impact on consumers’ share of wallet or our ability to raise prices. With respect to management and supply costs, we may be impacted by heightened demand for specialty memory, components and batteries that are not supported by our manufacturing partners. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.
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
We expect to derive the majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future and an increasing amount of revenue attributable from our software and services. A decline in the price or unit demand for these products, whether due to a strategic shift in sales channel strategy and macroeconomic conditions, including variable tariff rates, competition or otherwise, or our inability to increase sales of higher price point products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our HERO camera line or MAX camera, or our inability to increase sales of these products, could materially harm our business and operating results. Further, any delays or issues with our new product launches could have a material adverse effect on our business, financial condition and results of operations.
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
Security and data breaches and cyberattacks could disrupt our web platform, products, services, internal operations, information technology systems, or those of our strategic partners, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.
We are increasingly dependent on information systems to process transactions, manage our supply chain and inventory, ship goods on a timely basis, maintain cost-efficient operations, complete timely and accurate financial reporting, operate GoPro.com and respond to customer inquiries. Cyber-attacks may threaten our information systems and are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Despite the implementation of security measures designed to protect against such threats, our information technology systems, and those of our strategic partners and third parties on whom we rely, are vulnerable to cyber-attacks, security breaches, computer viruses damage, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures.
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
In the ordinary course of our business, we electronically maintain sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and personally identifiable information of our customers and employees. We store and collect user data uploaded by users through the GoPro cloud, mobile and desktop apps and through certain marketing activities. For all of the foregoing, we collect and store that information in our or our third-party providers’ systems. These systems may be targets of attacks, malware, viruses or phishing attempts by cyber criminals or other wrongdoers seeking to steal our users’ content or data, or our customer’s information for financial gain or to harm our business operations or reputation.
Any security breach, unauthorized access or usage, or similar breach or disruption of our systems, or the systems of third parties on which we rely including web hosting services, billing and payment processing, or software could result in a disruption to our business or the loss of confidential information, costly investigations, remediation efforts and costly notification to affected consumers. If such content were accessed by unauthorized third parties or deleted inadvertently by us or third parties, our brand and reputation could be adversely affected. Cyberattacks could also adversely affect our operating results, consume internal resources and result in litigation or potential liability for us and otherwise harm our business and our reputation.
While we maintain industry standard cybersecurity insurance, our insurance may be insufficient for a particular incident or may not cover all liabilities incurred by any such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, litigation to pursue claims under our insurance policies or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, reputation, operating results and financial condition. The increase in remote working may also result in heightened risks related to consumer privacy, network security and fraud. System disruptions, failures and slowdowns, whether caused by cyberattacks, update failures or other causes, could affect our financial systems and operations. This could cause delays in our supply chain or cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of merchandise to our stores and customers or lost sales, especially if the disruption or slowdown occurred during our quarters of peak demand.
Our international operations account for a significant portion of our revenue and operating expenses and are subject to challenges and risks.
Revenue from outside the United States comprised 59%, 55% and 52% of our revenue in 2022, 2021 and 2020, respectively, and we expect international revenue to continue to be significant in the future. Further, we currently have foreign operations in China, France, Germany, Hong Kong, Japan, Netherlands, Philippines, Romania, United Kingdom and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:
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
We believe that our future success is highly dependent on the contributions of our CEO and our executive officers, as well as our ability to attract and retain highly skilled and experienced research and development and other personnel in the United States and abroad. All of our employees, including our executive officers, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace.
We have implemented global reductions-in-force and restructuring actions to reduce our operating expenses. Our past restructuring actions and any future restructuring actions could have an adverse effect on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer as a result.
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
Further, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during 2022, our closing stock price ranged from a high of $10.91 in the first quarter to a low of $4.76 in the fourth quarter. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
Our gross margin can vary significantly depending on multiple factors, which can result in unanticipated fluctuations in our operating results.
Our gross margin can vary due to consumer demand, competition, product pricing, product lifecycle, product mix, new product introductions, GoPro.com sales mix, subscription activation, renewals, and cancellations, commodity costs, supply chain, logistics costs and shipping costs, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. For example, our gross margin was 37.2%, 41.1% and 35.3% for 2022, 2021 and 2020, respectively. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, or if consumer demand for our products is less than we anticipate, or if cancellation rates for GoPro subscriptions are higher than expected or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.
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
Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our software application, and GoPro and Quik subscription products may not be as compelling as those offered by other companies, such as Apple, Adobe or Google, although the Quik application supports content from other platforms including content from iOS and Android. Manufacturers of smartphones and tablets, such as Apple, Google and Samsung may continue to design their products for use in a range of conditions similar to our products, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours. We rely in part on application marketplaces, such as the Apple App Store and Google Play, to distribute our mobile and desktop apps. Apple and Google may raise commissions, change or modify rules or functionality for apps on the marketplaces, or make access to our apps more difficult, which could adversely impact our business and results of operations.
Adverse changes to trade agreements, trade policies, tariffs and import/export regulations may have a negative effect on our business and results of operations.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located in China, Thailand and in other countries to manufacture our products. Our contract manufacturer locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions, and increased security costs. Additionally, the current United States administration continues to signal that it may continue to alter global trade agreements and terms. For example, the United States imposed additional tariffs on imports from China and continues to potentially impose other restrictions on exports from China to the United States. Any announcement by the USTR to impose tariffs on GoPro cameras could have a material adverse effect on our United States bound production, business and results of our United States operations. If these duties are imposed on our cameras, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability. Sales of our products in China are material to our business and represent a significant portion of our revenue. This revenue stream from China is at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our products or imposes any other export restrictions on our products.
We continue to monitor manufacturing capabilities outside of China and currently manufacture certain cameras in Thailand to mitigate risks of additional tariffs, duties or other restrictions on our products destined for the United States and may choose to transition more manufacturing outside of China.
If we fail to manage our operating expenses effectively, our financial performance may suffer.
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We generated positive operating income for the full year of 2022 and 2021, though we incurred significant operating losses in 2020. As of December 31, 2022, we had an accumulated deficit of $196.1 million. We have implemented global reductions-in-force and other restructuring actions to reduce our operating expenses. We may not realize the cost savings expected from cost reduction actions.
We will need to continue to maintain and improve our operational, financial and management controls, reporting processes and procedures, and financial and business information systems. We are also investing in areas we believe will grow revenue and our operating expenses might increase as a result of these investments. If we are unable to operate efficiently and manage our costs, we may continue to incur significant losses in the future and may not be able to maintain or achieve profitability.
A small number of retailers and distributors account for a substantial portion of our revenue, and if our relationships with any of these retailers or distributors were to be terminated or the level of business with them significantly reduced, our business could be harmed.
Our ten largest third-party customers, measured by the revenue we derive from them, accounted for 41%, 46% and 44% of our revenue in 2022, 2021 and 2020, respectively. One retailer accounted for 8%, 11% and 10% of our revenue for 2022, 2021 and 2020, respectively. The loss of a small number of our large customers, or the reduction in business with one or more of our large customers, could have a significant adverse effect on our operating results. In addition, we may choose to temporarily or permanently stop shipping product to customers who do not follow the policies and guidelines in our sales agreements, which could have a material negative effect on our revenues and operating results. Our sales agreements with these large customers do not require them to purchase any meaningful amount of our products annually and we grant limited rights to return product to some of these large customers.
Our success depends on our ability to maintain the value and reputation of our brand.

Our success depends on the value and reputation of our brand, including our primary trademarks “GOPRO,” “HERO,” and the GoPro logos. The GoPro brand is integral to the growth of our business and expansion into new markets. Maintaining, promoting and positioning our brand will largely depend on the success of our marketing and merchandising efforts, including through establishing relationships with high profile sporting and entertainment events, venues, sports leagues and sports associations, athletes and celebrity personalities, our ability to provide consistent, high quality products and services, and our consumers’ satisfaction with the technical support and software updates we provide, each of which requires significant expenditures. Failure to grow and maintain our brand, launch new products on schedule and free of defects or negative publicity related to our products, our consumers’ user-generated content, the athletes we sponsor, the celebrities we are associated with, or the labor policies of any of our suppliers or manufacturers could adversely affect our brand, business and operating results. Maintaining and enhancing our brand also requires substantial financial investments, although there is no guarantee that these investments will increase sales of our products or positively affect our operating results.
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
We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers and customers than expected, which could harm our business and operating results.
We generally provide a 12-month warranty on all of our cameras, except in the European Union, where we provide a two-year warranty. For certain mounts and accessories, where permitted, we provide a lifetime or limited lifetime warranty. The occurrence of any material defects in our products could make us liable for damages and warranty claims in excess of our current reserves. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease retailer, distributor and consumer confidence and demand, and adversely affect our operating results and financial condition. Additionally, if defects are not discovered until after consumers purchase our products, they could lose confidence in the technical attributes of our products and our business could be harmed. Also, while our warranty is limited to repairs or returns and replacement, warranty claims may result in litigation, the occurrence of which could adversely affect our business and operating results. Based on our historical experience with our camera products, we have an established methodology for estimating warranty liabilities with respect to cameras and accessories; however, this methodology may not accurately predict future rates of warranty claims.
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
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic and public health emergency of international concern. The global COVID-19 pandemic continues to evolve and the impact of new variants, increase in cases, or new government regulations is uncertain.
As a result of the COVID-19 pandemic, we accelerated a shift in our sales channel strategy to focus more on direct-to-consumer sales through GoPro.com, and implemented the 2020 Restructuring Plan to realign our workforce to areas of growth combined with certain cost saving measures which reduced our operating expenses in 2020 as a result of a 20% reduction of our global workforce and the consolidation of certain leased office facilities.
The pandemic may adversely affect our customers, our employees and our employee productivity. It may also impact the ability of our contract manufacturers, vendors and suppliers to operate and fulfill their contractual obligations, and result in an increase in costs, tariffs, delays or disruptions in performance. These supply chain effects, the direct effect of the virus and the disruption on our employees and operations, may negatively impact both our ability to meet customer demand and our revenue and profit margins. We might experience changes in consumer demand due to travel restrictions or economic instability and uncertainty. Additionally, the pandemic’s impact on local and global economies could materially impact consumer purchases of discretionary items, such as our products, which tend to decline during recessionary periods when disposable income is lower or during other periods of economic instability or uncertainty and may slow our growth more than we anticipate. Both the health and economic aspects of the continued COVID-19 pandemic are highly fluid, and the future course of each is uncertain and subject to change.
Catastrophic events or political instability could disrupt and cause harm to our business.
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, threat of fire, act of terrorism, public health issues or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations including China, Thailand, Hong Kong, Japan, Mexico, Netherlands, Singapore, Taiwan and the United States. Political instability, global conflicts, public health issues or other catastrophic events in any of those countries including as a result of climate change, could adversely affect our business in the future, our financial condition and operating results.
Our aspirations and disclosures related to environmental, social and governance (ESG) matters expose us to risks that could adversely affect our reputation and performance.
We have published our inaugural Sustainability Report which highlights our efforts to address the environmental impact on the use of materials in our consumer packaging, our commitment to focus on strategic recruiting practices to serve as the foundation for our diverse workforce, and to continue to maintain legal and ethical business practices. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include the evolving consumer protection laws applicable to ESG matters and the availability of materials and suppliers that can meet our sustainability and other ESG goals.
Standards for tracking and reporting ESG matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting ESG data may be updated and previously reported ESG data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting ESG matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting ESG metrics, including ESG-related disclosures that may be required by the SEC and other regulators, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
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
Unauthorized third parties may try to copy or reverse engineer our products, infringe upon or misappropriate our intellectual property, or otherwise gain access to our technology. We may discover unauthorized products in the marketplace that are knock-offs, infringements or counterfeit reproductions of our products. If we are unable to stop producers or sellers of infringing or counterfeit products, sales of these products could adversely impact our brand and business.
Litigation may be necessary to enforce our intellectual property rights. Initiating infringement proceedings against third parties can be expensive, take significant time, and divert management’s attention from other business concerns. We may not prevail in litigation to enforce our intellectual property against unauthorized use.
We have been, and in the future may be, subject to intellectual property and proprietary rights claims from third parties, and may be sued by third parties for alleged infringement.
Third parties, including competitors and non-practicing entities, have made allegations of and brought intellectual property infringement, misappropriation, and other intellectual property rights claims against us, including the matter described in Note 9 Commitments, contingencies and guarantees in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. While we will defend ourselves vigorously against any such existing and future legal proceedings, the effort and expense to support such disputes and litigation is considerable and we may not prevail or obtain favorable outcomes against all such allegations, including in the matter described in Note 9 Commitments, contingencies and guarantees in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
We may seek licenses from third parties where appropriate, but they could refuse to grant us a license or demand commercially unreasonable terms. Further, an adverse ruling in an infringement proceeding could force us to suspend or permanently cease the production or sale of products/services, face a temporary or permanent injunction, redesign our products/services, rebrand our products/services, pay significant settlement costs, pay third-party license fees or damage awards or give up some of our intellectual property. The occurrence of any of these events may materially and adversely affect our business, financial condition, operating results or cash flows.
If we are unable to maintain, license, or acquire rights to include intellectual property owned by others in the products, services or content distributed by us, our marketing, sales or future business strategy could be affected or we could be subject to lawsuits relating to our use of this content.
The distribution of GoPro content helps to market our brand, products, services, and software. If we cannot continue to acquire rights to distribute user-generated content or to use and distribute music, athlete and celebrity names and likenesses or other content for our original productions or third-party entertainment distribution channels or for our software products, our marketing efforts could be diminished, our sales could be harmed and our future content strategy could be adversely affected. In addition, third-party content providers or owners may allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use of or otherwise alter our business practices on a timely basis in response to claims of infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business may be adversely affected. As a user and distributor of content, we face potential liability for rights of publicity and privacy, as well as copyright, or trademark infringement or other claims based on the nature and content of materials that we distribute. If we are found to violate such third-party rights, then our business may suffer.
We use open source software in our platform that may subject our technology to general release or require us to re-engineer our solutions, which may harm our business.
We use open source software in connection with our products and services. From time to time, companies that incorporate open source software into their products or services have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute or make available open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could nevertheless occur and we may be required to publicly release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition or operating results.
Risks related to regulatory compliance
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could adversely affect our business and operating results.
Personal privacy, data protection and information security are significant issues in the United States and the other jurisdictions where we offer our products and services. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the United States Federal Trade Commission (FTC) and various state, local and foreign regulators and agencies. Our agreements with certain customers and business partners may also subject us to certain requirements related to our processing of personal information, including obligations to use industry-standard or reasonable security measures to safeguard personal information.
The United States and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use, processing, storage, deletion and dissemination of personal information. Further, all states have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving personal information.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. We expect that existing laws, regulations and standards may even be interpreted differently in the future. For example, California implemented the California Privacy Rights Act, or the “CPRA” which will be effective on July 1, 2023 and will amend the existing California Consumer Privacy Act. Additionally, comparable consumer privacy laws are set to take effect in 2023 in other several states. Failure to comply with these new state regulations may result in significant civil penalties, injunctive relief, or statutory or actual damages. Complying with this new privacy legislation may result in additional costs and expenses.
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
Further, the United Kingdom (U.K.) exited the EU on January 31, 2020 (also known as “Brexit”), which resulted in additional regulation of data protection in the U.K. that may continue to lead to further legislative and regulatory changes. In response to Brexit, the U.K. implemented the Data Protection Act that contains provisions that substantially implements the GDPR, including its own derogations for how GDPR is applied in the U.K., with penalties for noncompliance of up to the greater of £17.5 million (€20 million) or four percent of worldwide revenues. These changes have and may continue to lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. It is possible that if our practices are not consistent, or are viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, all of which may have a material adverse effect on our business, operating results, reputation, and financial condition. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard, or PCI DSS, which relates to the processing of payment card information. In the event we are required to comply with the PCI DSS but fail to do so, fines and other penalties could result, and we may suffer reputational harm and damage to our business.
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
We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery and anti-corruption laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically expands our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot be assured that our directors, officers, employees, agents or other strategic or local partners or representatives will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act. While we have compliance programs, they may not be effective to prevent violations from occurring and employees may engage in prohibited conduct nonetheless. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery or anti-corruption laws (either due to acts or inadvertence of our employees, or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, reputation, operating results and financial conditions.
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
Since shares of our Class A common stock were sold in our IPO in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through December 31, 2022. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results; changes in our financial projections provided to the public or our failure to meet those projections; the public’s reaction to our press releases, other public announcements and filings with the SEC; significant transactions, or new features, products or services offered by us or our competitors; changes in our business lines and product lineup; changes in financial estimates and recommendations by securities analysts; media coverage of our business and financial performance; the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us; trends in our industry; any significant change in our management; and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 67.1% of the voting power of our outstanding capital stock as of December 31, 2022 with Mr. Woodman, our Chairman and CEO, holding approximately 64.1% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Under current GAAP effective January 1, 2022, the treasury stock method for convertible instruments has been eliminated and instead, the application of the “if-converted” method is required for the determination of diluted net income (loss) per share on a GAAP and non-GAAP basis. Under the if-converted method, diluted net income (loss) per share for GAAP and non-GAAP would generally be calculated assuming that all of the 2025 Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which would negatively affect diluted net income (loss) per share. The impact from the “if converted” method added approximately 15 million shares to the diluted share count. Under the if-converted method, some of the incremental dilution is offset as we are able to add back the after tax effected interest expense from the 2025 Notes, to the extent the result would not be anti-dilutive.
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
General Risk Factors
Our effective tax rate and the intended tax benefits of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business, and such tax rates and tax benefits may change in the future.
We are subject to income taxes in the United States and various jurisdictions outside the United States. Our effective tax rate could be adversely affected by a change in our effective tax rate as a result of changes in, or our interpretation of, tax law changes and related new or revised guidance and regulations, changes in our geographical earnings mix, unfavorable government reviews of our tax returns, material differences between our forecasted and actual annual effective tax rates, or by evolving enforcement practices.
In 2017, the Tax Cuts and Jobs Act (Tax Act) was enacted, which contained significant and impactful changes to the U.S. tax law, including, effective as of January 1, 2022, requiring the capitalization and amortization of research and development expenses, which accelerates the utilization of our net operating losses. There are various proposals in Congress to amend certain provisions of the Tax Act. The state of these proposals and other future legislation remains uncertain and, if enacted, may materially affect our financial position.
On August 16, 2022, the United States enacted the Inflation Reduction Act (IRA), which introduces, among other items, an excise tax that would impose a 1% surcharge on stock repurchases, net of stock issuances beginning in 2023. We could be subject to this new excise tax, depending on various factors, including the amount and frequency of any future stock repurchases and any permitted reductions or exceptions to the amount subject to the tax.
The United States, the European Commission, countries in the European Union, Australia, and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing and continues to develop new proposals including allocating greater taxing rights to countries where customers are located and establishing a minimum tax on global income. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes and cash flows.
We are subject to the examination of our income tax returns by the United States Internal Revenue Service (IRS) and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and other taxes and have reserved for adjustments that may result from the current examinations. The final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our income tax provisions and accruals. In such case, our income tax provision and cash flows in the period or periods in which that determination is made could be negatively affected.
We maintain significant deferred tax assets related to net operating losses, temporary differences, and tax credits. Our ability to use these tax attributes are dependent upon having sufficient future taxable income in the relevant jurisdiction and, in the case of tax credits, how such credits are treated under current and potential future tax law. Changes to the Tax Act, other regulatory changes, and changes in our forecasts of future income could result in an adjustment to the deferred tax asset and a related charge to earnings that could materially affect our financial results.
Our reported financial results may be negatively impacted by the changes in the accounting principles generally accepted in the United States.
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Other companies in our industry may apply these accounting principles differently than we do, which may affect the comparability of our consolidated financial statements.
If our estimates or judgments relating to our critical accounting policies and estimates prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in this 2022 Annual Report in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), the fair value of our convertible senior notes, and income taxes.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2022, we leased office facilities around the world totaling approximately 310,000 square feet, including approximately 196,000 square feet for our corporate headquarters in San Mateo, California. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable, commercially reasonable terms. See Note 9 Commitments, contingencies and guarantees, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3. Legal Proceedings
Refer to Legal proceedings and investigations included in Part II, Item 8, Note 9 Commitments, contingencies and guarantees, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information. Our Class A common stock is listed on The Nasdaq Global Select Market under the symbol “GPRO.” Our Class B common stock is not listed or traded on any stock exchange.
Holders. As of January 31, 2023, there were 295 holders of record of our Class A common stock and 24 holders of record of our Class B common stock.
Dividends. We have not declared or paid any cash dividends on our capital stock and do not currently intend to pay any cash dividends on our Class A or Class B common stock in the foreseeable future.
Performance graph. The graph below compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the S&P 500 Consumer Durables Index. The graph assumes $100 was invested (with reinvestment of all dividends, as applicable) at the close of market on December 31, 2017 in the Class A common stock of GoPro, Inc., the S&P 500 Index and the S&P 500 Consumer Durables Index, and its relative performance is tracked through December 31, 2022. Note that historic stock price performance is not intended to be indicative of future stock price performance.

Comparison of 60 month cumulative total return
Among GoPro, Inc., S&P 500 Index and S&P 500 Consumer Durable Index

$200
$175
$150
$125
$100
$75
$50
$25
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
GoPro
S&P 500
S&P 500 Consumer Durable Index

Sales of unregistered securities. During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended.
Issuer purchases of equity securities.
Share repurchase activity for our Class A and Class B common stock during the three months ended December 31, 2022 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
October 1 - 31, 2022	—	$—	—	$68,382
November 1 - 30, 2022	1,505	$5.32	1,505	$60,382
December 1 - 31, 2022	—	$—	—	$60,382
Total	1,505	$5.32	1,505
(1) Represents shares repurchased pursuant to the stock repurchase program approved by our board of directors on January 27, 2022, authorizing the Company to repurchase up to $100 million of common stock.
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
This MD&A is organized as follows:
•Overview. Discussion of our business and overall analysis of financial and other highlights affecting the business in order to provide context for the remainder of the MD&A.
•Components of Our Results of Operations. Description of the items contained in each revenue, cost of revenue and operating expense caption in the consolidated statements of operations.
•Results of Operations. Analysis of our financial results comparing 2022 to 2021 is presented below. An analysis of our financial results comparing 2021 to 2020 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 11, 2022, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at https://investor.gopro.com.
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
In 2022, we began shipping our HERO11 Black flagship camera that includes our GP2 processor, a larger sensor and HyperSmooth 5.0 image stabilization. The larger sensor provides 10-bit color video at up to 5.3K video at 60 frames per second, 27 megapixel (MP) photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and Hyperview, which allows for a 16:9 field of view. HyperSmooth 5.0 image stabilization includes 360-degree Horizon Lock, which keeps video footage steady. The HERO11 Black also includes the Enduro Battery, which improves the camera performance in both cold and moderate temperatures, TimeWarp 3.0, Night Effects Time Lapse, and a front-facing and rear touch display. We also began shipping our HERO11 Black Creator Edition which is an all-in-one content capturing bundle that makes vlogging, filmmaking and live streaming easier than ever. Creator Edition combines the HERO11 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.
In November 2022, we began shipping our HERO11 Black Mini camera which has all the power of the HERO11 Black, but is smaller, lighter and simpler with a one-button design. The HERO11 Black Mini includes our GP2

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
processor, the larger sensor used in our HERO11 Black flagship camera, HyperSmooth 5.0 image stabilization and the Enduro Battery.
In the first half of 2022, we expanded our software solutions with the launch of our new GoPro Player + ReelSteady desktop app, which provides industry-leading video stabilization and 360-reframing tools in a single post-production app. Additionally, we began shipping HERO10 Black Bones which is a specifically built FPV (First Person View) drone camera that includes our GP2 processor, HyperSmooth 4.0, and the GoPro Player + ReelSteady desktop app. The camera delivers the same image quality and video frame rates as the HERO10 Black camera.
Our HERO11 Black, HERO11 Black Mini, HERO11 Black Creator Edition, HERO10 Black, HERO10 Black Creator Edition, HERO9 Black and MAX cameras are compatible with our ecosystem of mountable and wearable accessories.
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
In addition to the GoPro subscription, we offer the Quik subscription which makes it easy for users to get the most out of their favorite photos and videos, captured on any phone or camera, through the use of the Quik mobile app’s editing tools. These editing tools include features such as trim, color, crop, filtering, auto-sync of edits to music, and the ability to change video speed. Quik mobile app’s editing tools can be used with footage captured on any phone or camera. We believe the Quik subscription is an important step in expanding our total addressable market to those who may not own a GoPro camera. We also offer Open GoPro, an open API initiative that makes it easy for third-party developers to integrate their HERO camera into their own development efforts.
We continue to monitor the current evolving macroeconomic landscape. Increasing inflation places pressure on many areas of our business, including our product pricing, operating expenses, component pricing and consumer spending. In 2022, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively impacted. See Item 1A. Risk Factors for further discussion of the possible impact of inflation and the strong U.S. dollar on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

(units and dollars in thousands, except per share amounts)	Q4 2022	Q4 2021	% Change	FY 2022	FY 2021	% Change
Revenue	$321,021	$391,149	(18)%	$1,093,541	$1,161,084	(6)%
Camera units shipped (1)	850	1,033	(18)%	2,810	3,145	(11)%
Gross margin (2)	32.5%	41.2%	(870)	bps	37.2%	41.1%	(390)	bps
Operating expenses	$102,596	$102,449	—%	$367,873	$363,889	1%
Net income	$3,073	$52,626	(94)%	$28,847	$371,171	(92)%
Diluted net income per share	$0.02	$0.32	(94)%	$0.18	$2.27	(92)%
Cash provided by operations	$25,562	$163,848	(84)%	$5,747	$229,153	(97)%

Other financial information:
Adjusted EBITDA (3)	$22,014	$71,571	(69)%	$94,754	$167,798	(44)%
Non-GAAP net income (4)	$21,090	$66,147	(68)%	$80,923	$146,068	(45)%
Non-GAAP diluted net income per share	$0.12	$0.41	(71)%	$0.47	$0.90	(48)%
(1)     Represents the number of camera units that are shipped during a reporting period, net of any returns.
(2)    One basis point (bps) is equal to 1/100th of 1%.
(3)     We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of provision for income taxes, interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, loss on extinguishment of debt, and restructuring and other costs, including right-of-use asset impairment charges.
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
Full Year and Fourth Quarter 2022 financial performance
Full year 2022, including the fourth quarter, were largely impacted by foreign exchange rate fluctuations, inflation and other macroeconomic factors that challenged demand and increased competition for share of wallet when compared to the prior year period. Revenue for the full year of 2022 was $1.09 billion, or a 5.8% decrease from the same period in 2021. The strengthening of the U.S. dollar negatively impacted full year 2022 revenue when compared to 2021 by approximately $50.4 million, and we shipped 2.8 million camera units, or a 10.6% decrease compared to the same period in 2021, partially due to the macroeconomic factors impacting U.S. big box customers and their reductions to on-hand inventory. These decreases to revenue were partially offset by an increase in GoPro.com channel revenue. The increase in GoPro.com channel revenue was driven by subscription and service revenue improving 52.1% year-over-year to $82.4 million, as the number of subscribers grew 43% year-over-year to 2.25 million as of December 31, 2022. From the beginning of the year, our subscription and service revenue benefited from continued improvements in our annual GoPro subscriber retention rate by 6%. In 2022, our GoPro subscriber attach rate from sales on GoPro.com remained steady at above 90%, while our GoPro subscriber attach rate from post-camera purchase at retail through our Quik app increased to nearly 35% from 22% in 2021; a more than 50% improvement year-over-year. While our GoPro subscribers increased year-over-year and GoPro subscriber retention improved, the absolute number of GoPro subscribers who churned out also increased year-over-year. Our 2022 average selling price, as defined as total revenue divided by camera units shipped, increased 5.4% year-over-year to $389, primarily due to 73% of our camera revenue mix being derived from cameras with a manufacturer’s suggested retail price (MSRP) equal to or greater than $500

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
compared to 38% in the same period in 2021. Additionally, 90% of our 2022 camera revenue mix was derived from cameras with an MSRP equal to or greater than $400 compared to 85% in the same period in 2021. Consumer demand for our products as measured via 2022 channel inventory activity saw sell-through outpacing sell-in, leaving channel inventory as of December 31, 2022 slightly above prior year levels at approximately 685,000 units. The increase in channel inventory over 2021 was primarily due to a second camera offering, HERO11 Black Mini, being introduced in November 2022 alongside our flagship, HERO11 Black camera. Excluding HERO11 Black Mini, channel inventory would have declined year-over-year. While the absolute level of inventory in the channel entering 2023 is generally in-line with prior year balances, weeks of inventory entering the first quarter of 2023 is largely impacted by anticipated macroeconomic headwinds in Q1 2023. As a result, we anticipate unit sell-through for the first quarter of 2023 to decrease 9% year-over-year as retailers continue to reduce their on-hand inventory. The gross margin percentage for full year 2022 was 37.2%, down from 41.1% in 2021, which was negatively impacted by approximately 270 bps due to the strengthening of the U.S. dollar. Net income decreased in 2022 to $28.8 million compared to $371.2 million in 2021, primarily driven by the release of tax valuation allowances in 2021 of $284.6 million. Adjusted EBITDA for the full year 2022 was $95 million or 8.7% of revenue, compared to $167.8 million or 14.5% of revenue for the same period in 2021.
Our annual GoPro subscriber retention rate represents the number of annual GoPro subscribers that renewed their subscription in the period over the number of annual GoPro subscribers with renewal dates in the same period. The number of churned GoPro subscribers represents those subscribers that did not renew their subscription on their renewal date. Our GoPro subscriber attach rate from sales on GoPro.com represents the average number of new subscriptions sold on GoPro.com in the period over the number of camera unit sales to customers eligible for a new GoPro subscription on GoPro.com for the same period. Our GoPro subscriber attach rate from post-camera purchases through retail on our Quik app represents the average number of new GoPro subscribers in the period over the corresponding number of camera units sold through the retail channel.
Revenue in the fourth quarter 2022 was $321.0 million, or a 17.9% decrease from the same period in 2021. On a constant currency basis, we estimate that our fourth quarter 2022 revenue was negatively impacted by approximately $20.2 million due to the strengthening of the U.S. dollar year-over-year. Our average selling price was $378 for the fourth quarter of 2022, or a 0.3% decrease year-over-year. However, on a constant currency basis, we estimate our average selling price would have increased by approximately 6% year-over-year. Our fourth quarter 2022 camera revenue mix from cameras with an MSRP equal to or greater than $500 was 76% compared to 70% in the same period in 2021. Looking at cameras with an MSRP equal to or greater than $400, 90% of our camera revenue mix was derived from this price band in the fourth quarter of 2022 and for the same period in 2021. Camera units shipped in the fourth quarter of 2022 was 850 thousand, compared to 1.0 million camera units for the same period of 2021. GoPro.com revenue was $128.2 million in the fourth quarter of 2022 and represented 39.9% of total revenue, compared to 32.7% of total revenue for the same period in 2021. Retail revenue represented 60.1% and 67.3% of total revenue for the fourth quarter of 2022 and 2021, respectively. Subscription and service revenue, which is included in the GoPro.com channel, was $22.2 million in the fourth quarter of 2022, or a 29.7% increase year-over-year. We had 2.25 million GoPro subscribers as of December 31, 2022, a 43% increase year-over-year. The gross margin percentage for the fourth quarter of 2022 was 32.5%, down from 41.2% in the fourth quarter of 2021, which was impacted by the year-over-year strengthening of the U.S. dollar by approximately 380 bps. Net income for the fourth quarter of 2022 was $3.1 million compared to $52.6 million in the same period in 2021. Adjusted EBITDA for the fourth quarter of 2022 was $22.0 million, compared to $71.6 million for the same period in 2021.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We generated positive operating income for the full year of 2022 and 2021, and we continue to make strategic decisions to create growth and profitability in our business. Though in 2020, we incurred an operating loss. Our 2022 and prior years restructuring actions, along with continued effective cost management, have allowed us to scale our on-going operating expenses based on our growth strategies, resulting in a more efficient global organization that has

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
allowed for improved communication and better alignment among our functional teams. We remain focused on increasing sales through GoPro.com, while also continuing to cultivate the partnerships with our distributors and retailers, in order to grow both sales channels concurrently. We have grown our subscribers and subscription revenue over the past several years and continue to make strategic decisions to enhance our subscription offerings, grow subscribers, and increase subscription revenue.
If we are unable to generate adequate revenue growth, successfully sustain our direct-to-consumer and retail sales models, grow subscribers and subscription revenue, and continue to effectively manage our expenses, we may incur significant losses in the future and may not be able to maintain profitability.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, mobile applications and other new offerings. We plan to further build upon our integrated mobile, desktop and cloud-based storytelling solutions, and subscription offering. Our investments, including those for marketing and advertising, may not successfully drive increased revenue and our customers may not accept our new offerings. If we fail to innovate and enhance our brand, our products, our mobile and desktop app experience or the value proposition of our subscription, our market position and revenue will be adversely affected. Further, we have incurred substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.
Improving Profitability. We believe that our continued focus on growing our sales from our GoPro.com channel, including subscription and service revenue, will support our ability to be profitable on an annual basis due to an improved margin structure as well as continued operating expense control. As a result of this strategic focus on GoPro.com sales, we believe we can remain profitable with annual unit sales similar to 2021 and 2022. In addition, we continue to work closely with our distributors and retailer partners to grow the retail sales channel. We believe that there is additional growth available through the retail sales channel, which will also be a driver to achieve profitability.
We continue to believe that international markets represent a significant opportunity to achieve profitability. While the total market for digital cameras has continued to decline as smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our mobile and desktop app and cloud solutions, our continued innovation of product features desired by our users, and our brand, all help support our business from many of the negative trends facing this market. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. We will continue to leverage our brand recognition to increase our global presence through GoPro.com with the active promotion of our brand, the expansion of localized products in international markets with region-specific marketing, and a focus on the biggest investment opportunities. However, sales in international locations subjects us to foreign currency exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less attractive to the consumer. Continued fluctuations in foreign currency exchange rates could have a continued impact on our future operating results.
Our profitability also depends on expanding our subscription and service offering. If we are not successful with our direct-to-consumer sales model through GoPro.com, expanding our product, subscription and service offering, increasing our paid subscriber base through both GoPro.com and retail aftermarket mobile app attach, and improving subscriber retention, we might not be able to remain profitable and we may not recognize benefits from our investment in new areas.
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
Macroeconomic Risks. Macroeconomic conditions affecting the level of consumer spending includes general market conditions, fluctuations in foreign exchange rates and interest rates, and inflation. Although the majority of our retail sales occur in U.S. dollars, we sell in local currency through our GoPro.com channel, which subjects us to exchange rate fluctuations that create inherent risks for us and may cause us to adjust pricing which may make our products more or less attractive to the consumer. If sales denominated in foreign currencies increase in the future, fluctuations in foreign exchange rates could have a continued impact on our future operating results. Some product costs have become subject to inflationary pressure and we may not be able to fully offset such higher costs through price increases. Our inability or failure to adjust pricing could harm our business, financial condition, and operating results.

Components of our Results of Operations
Revenue. Our revenue is primarily comprised of product sales, and subscription and service offerings, net of returns and sales incentives. Product revenue is derived from the sale of our cameras and accessories directly to retailers, through our network of domestic and international distributors, and on GoPro.com. Subscription and service revenue is primarily derived from the sale of our GoPro subscription and Quik subscription on GoPro.com and the Quik mobile app. See Critical Accounting Policies and Estimates and Note 1 Summary of business and significant accounting policies, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for information regarding revenue recognition.
Cost of revenue. Our cost of revenue primarily consists of product and subscription costs, including costs of contract manufacturing for production, third-party logistics and procurement costs, warranty repair costs, tooling and equipment depreciation, third-party hosting fees, excess and obsolete inventory write-downs, license fees, tariffs and certain allocated costs related to our manufacturing team, facilities, including right-of-use asset impairment charges, cloud storage costs and personnel-related expenses.
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
Sales and marketing. Our sales and marketing expense consists primarily of advertising and marketing promotions of our products and services, and personnel-related costs, including salaries, stock-based compensation and employee benefits. Sales and marketing expense also includes point of purchase (POP) display expenses and related amortization, sales commissions, GoPro.com and subscription provider fees, trade show and event costs, sponsorship costs, consulting and contractor expenses, and allocated facilities, restructuring, including right-of-use asset impairment charges, depreciation and other supporting overhead expenses.
General and administrative. Our general and administrative expense consists primarily of personnel-related costs, including salaries, stock-based compensation and employee benefits for our finance, legal, human resources, information technology and administrative personnel. General and administrative expense also includes professional service costs related to accounting, tax, legal services, and allocated facilities, restructuring, including right-of-use asset impairment charges, depreciation and other supporting overhead expenses.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Year ended December 31,
(dollars in thousands)	2022		2021		2020
Revenue	$1,093,541	100%	$1,161,084	100%	$891,925	100%
Cost of revenue	686,713	63	683,979	59	577,411	65
Gross profit	406,828	37	477,105	41	314,514	35
Operating expenses:
Research and development	139,885	13	141,494	12	131,589	15
Sales and marketing	166,967	15	156,694	13	151,380	17
General and administrative	61,021	5	65,701	6	68,364	8
Total operating expenses	367,873	33	363,889	31	351,333	40
Operating income (loss)	38,955	4	113,216	10	(36,819)	(5)
Other income (expense):
Interest expense	(6,242)	(1)	(22,940)	(2)	(20,257)	(2)
Other income (expense), net	1,740	—	(176)	—	(4,881)	(1)
Total other expense, net	(4,502)	(1)	(23,116)	(2)	(25,138)	(3)
Income (loss) before income taxes	34,453	3	90,100	8	(61,957)	(8)
Income tax expense (benefit)	5,606	1	(281,071)	(24)	4,826	1
Net income (loss)	$28,847	2%	$371,171	32%	$(66,783)	(9)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Year ended December 31,			2022 vs 2021	2021 vs 2020
	2022	2021	2020	% Change	% Change
Camera units shipped	2,810	3,145	2,820	(11)%	12%

Average selling price	$389	$369	$316	5	17

Retail	$682,799	$769,019	$609,368	(11)	26
Percentage of revenue	62.4%	66.2%	68.3%
GoPro.com	$410,742	$392,065	$282,557	5	39
Percentage of revenue	37.6%	33.8%	31.7%
Total revenue	$1,093,541	$1,161,084	$891,925	(6)%	30%

Americas	$521,270	$607,534	$483,331	(14)%	26%
Percentage of revenue	47.7%	52.3%	54.2%
Europe, Middle East and Africa (EMEA)	$300,870	$305,654	$218,670	(2)	40
Percentage of revenue	27.5%	26.3%	24.5%
Asia and Pacific (APAC)	$271,401	$247,896	$189,924	9	31
Percentage of revenue	24.8%	21.4%	21.3%
Total revenue	$1,093,541	$1,161,084	$891,925	(6)%	30%
2022 Compared to 2021. Revenue for the full year of 2022 was $1.09 billion, or a 5.8% decrease from the same period in 2021. Full year 2022 was primarily impacted by foreign currency exchange rates, inflation and other macroeconomic factors that challenged demand and increased competition for share of wallet. The strengthening of the U.S. dollar negatively impacted full year 2022 revenue when compared to 2021 by approximately $50.4 million, as we shipped 2.8 million camera units, or a 10.6% decrease compared to the same period in 2021. The decrease in units shipped was partially due to the macroeconomic factors impacting U.S. big box customers as they focused on reducing on-hand inventory levels. These factors were partially offset by a 52% increase in subscription and service revenue year-over-year to $82.4 million, which is included in the GoPro.com channel. Our 2022 average selling price increased 5.4% year-over-year to $389, primarily due to 73% of our camera revenue mix being derived from cameras with an MSRP equal to or greater than $500 compared to 38% in the same period in 2021. Additionally, 90% of our 2022 camera revenue mix was derived from cameras with an MSRP equal to or greater than $400 compared to 85% from the same period in 2021.
Cost of revenue and gross margin

	Year ended December 31,			2022 vs 2021		2021 vs 2020
(dollars in thousands)	2022	2021	2020	% Change		% Change
Cost of revenue	$676,771	$680,963	$570,064	(1)%		19%
Stock-based compensation	1,805	1,794	1,548	1		16
Acquisition-related costs	47	1,152	4,598	(96)		(75)
Restructuring costs	8,090	70	1,201	11,457		(94)
Total cost of revenue	$686,713	$683,979	$577,411	—%		18%
Gross margin	37.2%	41.1%	35.3%	(390)	bps	580	bps
2022 Compared to 2021. Gross margin of 37.2% for the full year of 2022 decreased from 41.1% in the same period of 2021, or 390 bps, primarily due to the negative effect of foreign currency exchange rates on 2022 sales, 270 bps, lower margin on our hardware sales, which reflects increased product costs as well as sales incentives, 120 bps, restructuring costs, 70 bps, and lower volume on operation costs, 60 bps, partially offset by increased margin contribution from subscriptions of 130 bps.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Research and development

	Year ended December 31,			2022 vs 2021	2021 vs 2020
(dollars in thousands)	2022	2021	2020	% Change	% Change
Research and development	$122,420	$123,631	$110,112	(1)%	12%
Stock-based compensation	17,221	17,263	13,415	—	29
Restructuring costs	244	600	8,062	(59)	(93)
Total research and development	$139,885	$141,494	$131,589	(1)%	8%
Percentage of revenue	12.8%	12.2%	14.8%
2022 Compared to 2021. The year-over-year decrease of $1.6 million, or 1%, in total research and development expense for the full year of 2022 compared to the same period of 2021 was primarily driven by a decrease of $1.6 million in allocated facilities, depreciation and other supporting overhead expenses.
Sales and marketing

	Year ended December 31,			2022 vs 2021	2021 vs 2020
(dollars in thousands)	2022	2021	2020	% Change	% Change
Sales and marketing	$158,657	$148,288	$134,917	7%	10%
Stock-based compensation	8,173	8,045	5,779	2	39
Restructuring costs	137	361	10,684	(62)	(97)
Total sales and marketing	$166,967	$156,694	$151,380	7%	4%
Percentage of revenue	15.3%	13.5%	17.0%
2022 Compared to 2021. The year-over-year increase of $10.3 million, or 7%, in total sales and marketing expense for the full year of 2022 compared to the same period of 2021 was primarily driven by a $6.4 million increase in overall advertising and marketing expenses primarily attributable to online campaigns, a $2.1 million increase in cash based personnel-related costs, a $1.2 million increase in allocated facilities, depreciation and other supporting overhead expenses, and a $0.8 million increase in travel related expenses, partially offset by a $0.2 million decrease in consulting and professional services.
General and administrative

	Year ended December 31,			2022 vs 2021	2021 vs 2020
(dollars in thousands)	2022	2021	2020	% Change	% Change
General and administrative	$49,152	$53,958	$53,694	(9)%	—%
Stock-based compensation	11,792	11,548	9,221	2	25
Restructuring costs	77	195	5,449	(61)	(96)
Total general and administrative	$61,021	$65,701	$68,364	(7)%	(4)%
Percentage of revenue	5.4%	5.7%	7.7%
2022 Compared to 2021. The year-over-year decrease of $4.7 million, or 7%, in total general and administrative expense for the full year of 2022 compared to the same period of 2021 primarily reflected a $4.6 million decrease in legal related expenses.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restructuring costs
Fourth quarter 2022 restructuring. In December 2022, we approved a restructuring plan to reduce camera production-related costs by globally realigning our manufacturing footprint to concentrate our production activities in two primary locations: China and Thailand. Under the fourth quarter 2022 restructuring, we recorded restructuring charges of $8.1 million, including $7.0 million for camera production line closure costs and $1.1 million for related transitional costs to migrate production to our remaining manufacturing locations.
Second quarter 2020 restructuring. On April 14, 2020, we approved a restructuring that provided for a reduction of our global workforce by approximately 20% and the consolidation of certain leased office facilities. Under the second quarter 2020 restructuring, we recorded restructuring charges of $31.5 million to date, including a $12.5 million right-of-use asset impairment primarily related to our headquarter campus, $7.4 million related to severance, and $11.6 million related to accelerated depreciation and other charges. The right-of-use asset impairment charge was recorded as a restructuring expense, primarily in the operating expense financial statement line items in the Consolidated Statements of Operations.
We ceased using a portion of our headquarters campus in the third quarter of 2020 as part of the second quarter 2020 restructuring. The unused portion of our headquarters campus has its own identifiable expenses and is not dependent on other parts of our business, and thus was considered its own asset group. As a result, we impaired a part of the carrying value of the related right-of-use asset to its estimated fair value using the discounted future cash flows method. The discounted future cash flows were based on future sublease rental rates, future sublease market conditions and a discount rate based on the weighted-average cost of capital. Based on the results of our assessment, we recognized a $12.3 million impairment. In October 2021, we entered into a fully executed and consented sublease agreement for this previously ceased-use portion of our headquarters campus. The sublease term will extend through December 2026.
See Note 11 Restructuring charges, to the Notes to Consolidated Financial Statements.
Other income (expense)

	Year ended December 31,			2022 vs 2021	2021 vs 2020
(dollars in thousands)	2022	2021	2020	% Change	% Change
Interest expense	$(6,242)	$(22,940)	$(20,257)	(73)%	13%
Other income (expense), net	1,740	(176)	(4,881)	(1,089)	(96)
Total other expense, net	$(4,502)	$(23,116)	$(25,138)	(81)%	(8)%
2022 Compared to 2021. Total other expense, net, decreased $18.6 million for the full year of 2022 compared to the same period of 2021, primarily due to a $14.2 million decrease in non-cash interest expense related to our 2022 Notes and 2025 Notes, a $2.5 million decrease in cash interest expense related to the repayment of our 2022 Notes during the second quarter of 2022, and an increase in interest income of $2.8 million, attributable to higher yields on cash and marketable securities, partially offset by an increase in net foreign exchange rate-based losses of $0.9 million.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income taxes

	Year ended December 31,			2022 vs 2021	2021 vs 2020
(dollars in thousands)	2022	2021	2020	% Change	% Change
Income tax expense (benefit)	$5,606	$(281,071)	$4,826	(102)%	(5,924)%
We recorded an income tax expense of $5.6 million for the year ended December 31, 2022, on pre-tax net income of $34.5 million. Our income tax expense for the year ended December 31, 2022 primarily resulted from a tax expense on pre-tax book income, partially offset by the income tax benefits from stock-based compensation, the federal and California research and development credits, and an income tax benefit related to the foreign provision to income tax return adjustments.
Our 2021 income tax benefit of $281.1 million primarily resulted from a tax expense on pre-tax book income, offset by the income tax benefit from the full release of valuation allowance on United States federal and state deferred tax assets and the release of a portion of our uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions, and income tax benefits from stock-based compensation and federal and California research and development credits.
See Note 8 Income taxes, to the Notes to Consolidated Financial Statements for additional information.

Quarterly results of operations
The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarterly periods in the two-year period ended December 31, 2022.

	Three months ended
(dollars in thousands, except per share amounts)	Dec. 31, 2022	Sept. 30, 2022	June 30, 2022	March 31, 2022	Dec. 31, 2021	Sept. 30, 2021	June 30, 2021	March 31, 2021
Revenue	$321,021	$305,130	$250,685	$216,705	$391,149	$316,669	$249,586	$203,680
Gross profit	104,303	116,045	96,004	90,476	161,074	138,053	99,282	78,696
Operating expenses	102,596	91,614	91,349	82,314	102,449	89,452	89,780	82,208
Net income (loss)	$3,073	$17,570	$2,519	$5,685	$52,626	$311,761	$16,952	$(10,168)

Net income (loss) per share:
Basic	$0.02	$0.11	$0.02	$0.04	$0.34	$2.01	$0.11	$(0.07)
Diluted	$0.02	$0.10	$0.02	$0.04	$0.32	$1.92	$0.10	$(0.07)
Liquidity and Capital Resources
The following table presents selected financial information as of December 31, 2022 and 2021:

(dollars in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$223,735	$401,087
Marketable securities	143,602	137,830
Total cash, cash equivalents and marketable securities	$367,337	$538,917
Percentage of total assets	34%	43%
Our primary source of cash is receipts from sales of our products, and subscription and service. Other sources of cash are from proceeds from the issuance of convertible notes, employee participation in the employee stock purchase plan, the exercise of employee stock options, tax refunds and facility subleases. Our primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing, office rent, purchases of property and equipment, other costs of revenue, share repurchases, repurchases of convertible notes, interest and taxes.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our liquidity position has been historically impacted by seasonality, which is primarily driven by higher revenues during the second half of the year as compared to the first half. For example, net cash provided by operating activities during the second half of 2022 was $66.3 million, which represented more than 100% of the total cash provided by operating activities for the full year 2022.
As of December 31, 2022, our cash, cash equivalents and marketable securities totaled $367.3 million. Our cash, net of the outstanding principal balance of the 2025 Notes, as of December 31, 2022 was $223.6 million. The overall cash provided by operating activities of $5.7 million for the year ended December 31, 2022 was primarily attributable to net income of $28.8 million, adjusted for other non-cash expenses of $54.3 million, and deferred income tax expense of $2.7 million, partially offset by net cash outflows from changes in our working capital of $80.1 million. Working capital changes for the year ended December 31, 2022 of $80.1 million were the result of a decrease in accounts payable and other liabilities of $97.1 million and an increase in inventory of $40.7 million, partially offset by a decrease in accounts receivable of $37.8 million, an increase in deferred revenue of $12.0 million, and a decrease in prepaid expenses and other assets of $7.9 million. The changes in working capital for the year ended December 31, 2022 reflect a change in the presentation of inventory components related to one of our contract manufacturers from prepaid expenses to inventory, due to changes in the contractual arrangement. This presentation change did not have a net impact on cash used in operating activities. As of December 31, 2022, $18.7 million of cash was held by our foreign subsidiaries.
Convertible Notes
In April 2017, we issued $175.0 million aggregate principal amount of the 2022 Notes in a private placement to purchasers for resale to qualified institutional buyers. The 2022 Notes were senior, unsecured obligations with a maturity date of April 15, 2022. We paid interest on the 2022 Notes semi-annually in arrears on April 15 and October 15 of each year.
On April 15, 2022, we repaid $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date. Because our average stock price did not exceed the initial conversion price of $10.64 of the 2022 Notes, there was no further dilution.
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
In November 2020, we issued $143.8 million aggregate principal amount of 2025 Notes in a private placement to purchasers for resale to qualified institutional buyers. The 2025 Notes mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. The 2025 Notes are convertible into cash, shares of the Class A common stock, or a combination thereof, at our election, at an initial conversion rate of 107.1984 shares of common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $9.3285 per share of common stock, subject to adjustment. We pay interest on the 2025 Notes semi-annually, which is due on May 15 and November 15 of each year.
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
The following table summarizes our contractual obligations related to the 2025 Convertible Notes as of December 31, 2022 and the expected timing of those payments:

(in thousands)	Total	Next 12 Months	Beyond 12 Months
Short-term and Long-term debt (1)	$149,141	$1,797	$147,344
Total contractual cash obligations	$149,141	$1,797	$147,344
(1)    Our convertible senior notes are due in November 2025. The balances include accrued and unpaid interest as of December 31, 2022. Refer to Note 4 Financing arrangements in the Notes to Consolidated Financial Statements for additional discussion regarding the 2025 Notes.
Other Contractual Commitments
In the ordinary course of business, we enter into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of our marketing efforts; software licenses related to our financial and IT systems; operating lease arrangements to support our operations in the U.S. and international locations; and various other contractual commitments. The following table summarizes our other contractual obligations as of December 31, 2022, and the expected timing of those payments:

(in thousands)	Total	Next 12 Months	Beyond 12 Months
Operating lease obligations (1)	$48,884	$12,054	$36,830
Other contractual commitments	78,955	52,472	26,483
Total contractual cash obligations	$127,839	$64,526	$63,313
(1)    Operating lease obligations exclude cash inflows from existing contractual facility subleases through the end of 2026.
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
•In January 2021, we entered into a Credit Agreement which provides for a revolving credit facility under which we may borrow up to an aggregate amount of $50.0 million. Our credit facility will terminate and any outstanding borrowings become due and payable on the earlier of (i) January 2024 and (ii) unless we have cash in a specified deposit account in an amount equal to or greater than the amount required to repay our convertible notes due April 2022, 91 days prior to the maturity date of such convertible notes. No borrowings have been made from the credit facility to date (See Note 4 Financing arrangements, in the Notes to Consolidated Financial Statements for additional information).
•The $125.0 million aggregate principal amount of the 2022 Notes matured on April 15, 2022. We repaid $127.2 million on April 15, 2022 to the debt holders of the 2022 Notes, which represented the full outstanding principal balance plus accrued interest as of the maturity date.
•The $143.8 million aggregate principal amount of the 2025 Notes matures on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. We

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
intend to deliver cash up to the principal amount of the 2025 Notes, based on our current and projected liquidity levels.
In the future, we may require additional financing to respond to business opportunities, challenges or unforeseen circumstances. If we are unable to obtain adequate debt or equity financing when we require it or on terms acceptable to us, our ability to grow or support our business, repay debt and respond to business challenges could be significantly limited. Although we believe we have adequate sources of liquidity over the long term, the success of our operations and the global economic outlook, among other factors, could impact our business and liquidity.
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,			2022 vs 2021	2021 vs 2020
(in thousands)	2022	2021	2020	% Change	% Change
Net cash provided by (used in):
Operating activities	$5,747	$229,153	$93,782	(97)%	144%
Investing activities	$(8,388)	$(143,719)	$9,511	(94)	(1,611)
Financing activities	$(173,269)	$(9,889)	$71,977	1,652%	(114)%
Cash flows from operating activities
Cash provided by operating activities of $5.7 million for the year ended December 31, 2022 was primarily attributable to net income of $28.8 million, adjusted for other non-cash expenses of $54.3 million, and deferred income tax expense of $2.7 million, partially offset by net cash outflows from changes in our working capital of $80.1 million. Working capital changes for the year ended December 31, 2022 of $80.1 million were the result of a decrease in accounts payable and other liabilities of $97.1 million and an increase in inventory of $40.7 million, partially offset by a decrease in accounts receivable of $37.8 million, an increase in deferred revenue of $12.0 million, and a decrease in prepaid expenses and other assets of $7.9 million. The changes in working capital for the year ended December 31, 2022 reflect a change in the presentation of inventory components related to one of our contract manufacturers from prepaid expenses to inventory, due to changes in the contractual arrangement. This presentation change did not have a net impact on cash used in operating activities.
Cash flows from investing activities
Cash used in investing activities of $8.4 million for the year ended December 31, 2022 was primarily attributable to purchases of marketable securities of $165.6 million and net purchases of property and equipment of $3.4 million, partially offset by maturities of marketable securities of $160.6 million.
Cash flows from financing activities
Cash used in financing activities of $173.3 million for the year ended December 31, 2022 was primarily attributable to the repayment of our 2022 Notes of $125.0 million, $39.6 million in repurchases of our outstanding common stock and $13.4 million in tax payments for net restricted stock unit (RSU) settlements, partially offset by $4.8 million of inflows from stock purchases made through our employee stock purchase plan and employee stock option exercises.
Indemnifications
The information set forth under Note 9 Commitments, Contingencies and Guarantees to the consolidated financial statements under the caption “Indemnifications” is incorporated herein by reference.
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
Revenue recognition
We derive substantially all of our revenue from the sale of cameras, mounts, accessories, subscription and service, and the related implied post contract support to customers. We recognize revenue when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The transaction price we expect to be entitled to is primarily comprised of product revenue, net of returns and variable consideration, which includes sales incentives provided to customers.
For most of our revenue, revenue is recognized at the time the product is shipped and when collection is considered probable. Subscription and service revenue is primarily derived from the sale of our GoPro subscription and Quik subscription sold on GoPro.com and the Quik mobile app, and is recognized on a ratable basis over the subscription term, with payments received in advance of services being rendered recorded in deferred revenue. For customers who purchase products directly from GoPro.com, we retain a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs.
Our camera sales contain multiple performance obligations that can include the following four separate obligations: a) a camera hardware component (which may be bundled with hardware accessories) and the embedded firmware essential to the functionality of the camera component delivered at the time of sale, b) a subscription and service, c) the implied right for the customer to receive post contract support after the initial sale (PCS), and d) the implicit right to our downloadable free apps and software solutions. PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email, chat and telephone support. Judgment is required to properly identify the units of accounting for our camera sales arrangements.
For our camera sale arrangements with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell our products, subscription, and service. If a standalone selling price is not directly observable, then we estimate the standalone selling prices considering market conditions and entity-specific factors. For example, the standalone selling price for PCS is determined based on a cost-plus approach, which incorporates the level of support provided to customers, estimated costs to provide our support, and the amount of time and cost that is allocated to our efforts to develop the undelivered elements. While changes in the allocation of the transaction price among the performance obligations will not affect the amount of total revenue ultimately recognized for a particular camera sale arrangement, any significant change in these allocations could impact the timing of revenue recognition, which could have a material effect on our financial condition and results of operations.
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
Inventory valuation
Inventory consists of finished goods and component parts, and is stated at the lower of cost or net realizable value on a first-in, first-out basis. Our inventory balances were $127.1 million and $86.4 million as of December 31, 2022 and 2021, respectively. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including market conditions, an estimate of the future demand for our products within a specified time horizon, generally 12 months, product life cycle status, product development plans and current sales levels.
Warranty
We establish a liability for estimated product warranty costs at the time product revenue is recognized. We generally provide a 12-month warranty coverage on all of our products except in the European Union, where we provide a 24-month warranty. We also offer extended warranty programs for a fee. Our estimate of costs to service our warranty obligations are based on historical experience of repair and replacement of the associated products and expectations of future conditions. The warranty obligation is affected by product failure rates and the related use of materials, labor costs and freight incurred in correcting any product failure. Should actual product failure rates, use of materials or other costs differ from our estimates, additional warranty liabilities could be required, which could materially affect our results of operations.
Income taxes
We are subject to income taxes in the United States and multiple foreign jurisdictions. Our effective tax rates differ from the United States federal statutory rate, primarily due to changes in our valuation allowance, the effect of non-United States operations, deductible and non-deductible stock-based compensation expense, state taxes, federal and state research and development tax credits and other adjustments. Our effective tax rate was 16.3%, negative 312.0% and negative 7.8% in 2022, 2021 and 2020, respectively. The calculation of our provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits. We review our tax positions quarterly and adjust the balances as new information becomes available. Our income tax rate is primarily affected by the tax rates that apply to our foreign earnings.
Each quarter, we assess the recoverability of our existing deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to use our existing deferred tax assets. In the assessment for the year ended December 31, 2021, we concluded it was more likely than not that our deferred tax assets related to future United States federal and state income taxes will be realizable, therefore, in 2021, the United States federal and state valuation allowances were released. For the period ending December 31, 2022 we continue to believe that it is more likely than not that our United States federal and state and foreign deferred tax assets will be realized and thus, a valuation allowance is not required on our deferred tax assets. We will continue assessing the realizability of the deferred tax assets in each applicable jurisdictions going forward.
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
Impairment of goodwill and long-lived assets
We perform an annual assessment of our goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of our single reporting unit would be less than its carrying value. If we determine that it is more likely than not that the fair value of our single reporting unit is less than its carrying value, we measure the amount of impairment as the amount the carrying value of our single reporting entity exceeds the fair value. As of December 31, 2022, we determined that no impairment of the carrying value of goodwill was required.
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

Non-GAAP Financial Measures
We report net income (loss) and diluted net income (loss) per share in accordance with United States generally accepted accounting principles (GAAP) and on a non-GAAP basis. We additionally report non-GAAP adjusted EBITDA. Revenue, gross profit, gross margin percentage, adjusted EBITDA as a percentage of revenue, and street average selling price are also presented on a constant currency basis to show performance unaffected by fluctuations in currency exchange rates. We calculate constant currency amounts by translating current period amounts at the prior period’s average exchange rate and compare that to current period performance. We use non-GAAP financial measures to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. Our management uses, and believes that investors benefit from referring to these non-GAAP financial measures in assessing our operating results. These non-GAAP financial measures should not be considered in isolation from, or as an alternative to, the measures prepared in accordance with GAAP, and are not based on any comprehensive set of accounting rules or principles. We believe that these non-GAAP measures, when read in conjunction with our GAAP financials, provide useful information to investors by facilitating:
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
•adjusted EBITDA and non-GAAP net income (loss) exclude restructuring and other related costs which primarily include severance-related costs, stock-based compensation expenses, manufacturing consolidation charges, facilities consolidation charges recorded in connection with restructuring actions, including right-of-use asset impairment charges, and the related ongoing operating lease cost of those facilities recorded under ASC 842, Leases. These expenses do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of current operating performance or comparisons to the operating performance in other periods;
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
The following tables present a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended December 31,
(in thousands)	2022	2021
Net income	$3,073	$52,626
Income tax benefit	(413)	(392)
Interest (income) expense, net	(486)	5,701
Depreciation and amortization	1,980	2,363
POP display amortization	490	737
Stock-based compensation	9,565	10,423
Restructuring and other costs	7,805	113
Adjusted EBITDA	$22,014	$71,571

	Year ended December 31,
(in thousands)	2022	2021	2020	2019	2018
Net income (loss)	$28,847	$371,171	$(66,783)	$(14,642)	$(109,034)
Income tax expense (benefit)	5,606	(281,071)	4,826	(4,428)	1,359
Interest expense	3,131	22,678	19,993	17,872	17,278
Depreciation and amortization	8,570	10,962	19,065	26,268	35,063
POP display amortization	2,055	2,759	4,176	7,504	13,482
Stock-based compensation	38,991	38,650	29,963	37,188	40,887
Loss on extinguishment of debt	—	—	5,389	—	—
Restructuring and other costs	7,554	2,649	26,571	2,196	22,743
Adjusted EBITDA	$94,754	$167,798	$43,200	$71,958	$21,778

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following tables present a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended December 31,
(in thousands, except per share data)	2022	2021
Net income	$3,073	$52,626
Stock-based compensation	9,565	10,423
Acquisition-related costs	—	71
Restructuring and other costs	7,805	113
Non-cash interest expense	—	3,673
Income tax adjustments	647	(759)
Non-GAAP net income	$21,090	$66,147

GAAP net income - basic	$3,073	$52,626
Add: Interest on convertible notes, tax effected*	334	—
GAAP net income - diluted	$3,407	$52,626

Non-GAAP net income - basic	$21,090	$66,147
Add: Interest on convertible notes, tax effected*	334	—
Non-GAAP net income - diluted	$21,424	$66,147

GAAP diluted net income per share	$0.02	$0.32
Non-GAAP diluted net income per share	$0.12	$0.41

GAAP shares for basic net income per share	155,340	156,221
Add: Effect of dilutive securities	16,784	6,521
GAAP shares for diluted net income per share	172,124	162,742
Add: Effect of non-GAAP only dilutive securities	—	—
Non-GAAP shares for diluted net income per share	172,124	162,742
* Reflects the use of the if-converted method for our convertible notes, effective January 1, 2022 due to the adoption of ASU 2020-06.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year ended December 31,
(in thousands)	2022	2021	2020	2019	2018
Net income (loss)	$28,847	$371,171	$(66,783)	$(14,642)	$(109,034)
Stock-based compensation	38,991	38,650	29,963	37,188	40,887
Acquisition-related costs	47	1,152	4,598	7,818	11,456
Restructuring and other costs	7,554	2,649	26,571	2,196	22,743
Non-cash interest expense	—	14,208	10,366	8,987	8,112
Loss on extinguishment of debt	—	—	5,389	—	—
Gain on sale and license of intellectual property	—	—	—	—	(5,000)
Income tax adjustments	5,484	(281,762)	2,675	(6,292)	(1,073)
Non-GAAP net income (loss)	$80,923	$146,068	$12,779	$35,255	$(31,909)

GAAP net income (loss) - basic	$28,847	$371,171	$(66,783)	$(14,642)	$(109,034)
Add: Interest on convertible notes, tax effected*	3,055	—	—	—	—
GAAP net income (loss) - diluted	$31,902	$371,171	$(66,783)	$(14,642)	$(109,034)

Non-GAAP net income (loss) - basic	$80,923	$146,068	$12,779	$35,255	$(31,909)
Add: Interest on convertible notes, tax effected*	3,055	—	—	—	—
Non-GAAP net income (loss) - diluted	$83,978	$146,068	$12,779	$35,255	$(31,909)

GAAP diluted net income (loss) per share	$0.18	$2.27	$(0.45)	$(0.10)	$(0.78)
Non-GAAP diluted net income (loss) per share	$0.47	$0.90	$0.08	$0.24	$(0.23)

GAAP shares for basic net income (loss) per share	156,181	154,274	149,037	144,891	139,495
Add: Effect of dilutive securities	22,098	8,904	—	—	—
GAAP shares for diluted net income (loss) per share	178,279	163,178	149,037	144,891	139,495
Add: Effect of non-GAAP only dilutive securities	—	—	3,096	1,580	—
Non-GAAP shares for diluted net income (loss) per share	178,279	163,178	152,133	146,471	139,495
* Reflects the use of the if-converted method for our convertible notes, effective January 1, 2022 due to the adoption of ASU 2020-06.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com, which has increased as a result of our focus on our direct-to-consumer sales strategy, is denominated in U.S. dollars and various foreign currencies. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Singaporean dollar, Australian dollar, and Canadian dollar. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars. Our full year 2022 revenue was negatively impacted when compared to 2021 by approximately $50.4 million due to the strengthening of the U.S. dollar.
To date, we have not entered into any foreign currency exchange contracts or derivatives and we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued growth of our direct-to-consumer channel through GoPro.com increases our exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on our future results of operations.
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
The fair value of our 2025 Convertible Senior Notes (2025 Notes) is subject to interest rate risk, market risk and other factors due to the conversion feature. The capped call that was entered into concurrently with the issuance of our 2025 Notes were completed to reduce the potential dilution from the conversion of the 2025 Notes. The fair value of the 2025 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2025 Notes will generally increase as our Class A common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the 2025 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Item 8. Financial Statements and Supplementary Data
GoPro, Inc.

The supplementary financial information required by this Item 8, is included in Part II, Item 7 under the caption Results of Operations, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GoPro, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GoPro, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt in 2022.
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
Revenue Recognition
As described in Note 1 to the consolidated financial statements, substantially all revenue is derived from the sales of cameras, mounts, accessories, subscription and service, and implied post contract support to customers. The transaction price recognized as revenue represents the consideration the Company expects to be entitled to and is primarily comprised of product revenue, net of returns and variable consideration, which includes sales incentives provided to customers. The Company recognizes revenue from its sales arrangements when control of the promised goods or services are transferred to its customers, in an amount that reflects the amount of consideration expected to be received in exchange for the transferred goods or services. The Company’s revenue was $1,094 million for the year ended December 31, 2022.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating certain revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) evaluating, on a sample basis, revenue transactions by obtaining and inspecting source documents, including sales orders, invoices, shipping and delivery documents, and cash receipts, where applicable; (iii) evaluating, on a sample basis, for certain revenue transactions, the timing of revenue recognition by obtaining and inspecting shipping and delivery documents; (iv) recalculating, on a sample basis, amortization of subscription revenue; (v) evaluating the reasonableness of variable consideration, on a sample basis, by testing credit memos during the year and testing the completeness and accuracy of the data used to determine the year end accrual; and (vi) testing, on a sample basis, outstanding customer invoice balances as of December 31, 2022 by obtaining and inspecting source documents, including sales orders, invoices, shipping and delivery documents, and subsequent cash receipts, where applicable.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 10, 2023

We have served as the Company’s auditor since 2011.

GoPro, Inc.
Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$223,735	$401,087
Marketable securities	143,602	137,830
Accounts receivable, net	77,008	114,221
Inventory	127,131	86,409
Prepaid expenses and other current assets	34,551	42,311
Total current assets	606,027	781,858
Property and equipment, net	13,327	19,003
Operating lease right-of-use assets	21,819	27,320
Goodwill	146,459	146,459
Other long-term assets	289,293	285,239
Total assets	$1,076,925	$1,259,879

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,648	$171,545
Accrued expenses and other current liabilities	118,877	128,572
Short-term operating lease liabilities	9,553	9,819
Deferred revenue	55,850	42,505
Short-term debt	—	122,391
Total current liabilities	275,928	474,832
Long-term taxes payable	9,536	7,319
Long-term debt	141,017	111,289
Long-term operating lease liabilities	33,446	43,025
Other long-term liabilities	5,439	7,500
Total liabilities	465,366	643,965

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 128,629 and 129,815 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,659 shares issued and outstanding, respectively	960,903	1,008,872
Treasury stock, at cost, 16,677 and 10,710 shares, respectively	(153,231)	(113,613)
Accumulated deficit	(196,113)	(279,345)
Total stockholders’ equity	611,559	615,914
Total liabilities and stockholders’ equity	$1,076,925	$1,259,879
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2022	2021	2020
Revenue	$1,093,541	$1,161,084	$891,925
Cost of revenue	686,713	683,979	577,411
Gross profit	406,828	477,105	314,514
Operating expenses:
Research and development	139,885	141,494	131,589
Sales and marketing	166,967	156,694	151,380
General and administrative	61,021	65,701	68,364
Total operating expenses	367,873	363,889	351,333
Operating income (loss)	38,955	113,216	(36,819)
Other income (expense):
Interest expense	(6,242)	(22,940)	(20,257)
Other income (expense), net	1,740	(176)	(4,881)
Total other expense, net	(4,502)	(23,116)	(25,138)
Income (loss) before income taxes	34,453	90,100	(61,957)
Income tax expense (benefit)	5,606	(281,071)	4,826
Net income (loss)	$28,847	$371,171	$(66,783)

Net income (loss) per share:
Basic	$0.18	$2.41	$(0.45)
Diluted	$0.18	$2.27	$(0.45)

Shares used to compute net income (loss) per share:
Basic	156,181	154,274	149,037
Diluted	178,279	163,178	149,037
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Stockholders’ Equity

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2019	146,818	$930,875	$(113,613)	$(583,733)	$233,529
Common stock issued under employee benefit plans, net of shares withheld for tax	4,301	5,481	—	—	5,481
Taxes paid related to net share settlements	—	(6,207)	—	—	(6,207)
Stock-based compensation expense	—	29,963	—	—	29,963
Equity component of 2025 convertible senior notes	—	35,674	—	—	35,674
Purchase of Capped Calls related to 2025 convertible senior notes	—	(10,249)	—	—	(10,249)
Equity component of partial repurchase of 2022 convertible senior notes	—	(5,390)	—	—	(5,390)
Net loss	—		—	(66,783)	(66,783)
Balances at December 31, 2020	151,119	$980,147	$(113,613)	$(650,516)	$216,018
Common stock issued under employee benefit plans, net of shares withheld for tax	5,355	7,453	—	—	7,453
Taxes paid related to net share settlements	—	(17,379)	—	—	(17,379)
Stock-based compensation expense	—	38,651	—	—	38,651
Net income		—	—	371,171	371,171
Balances at December 31, 2021	156,474	$1,008,872	$(113,613)	$(279,345)	$615,914
Common stock issued under employee benefit plans, net of shares withheld for tax	4,381	4,681	—	—	4,681
Taxes paid related to net share settlements	—	(13,410)	—	—	(13,410)
Stock-based compensation expense (Note 6)	—	38,991	—	—	38,991
Repurchase of outstanding common stock	(5,967)	(1)	(39,618)	—	(39,619)
Cumulative effect of adoption of new accounting standard	—	(78,230)	—	54,385	(23,845)
Net income	—	—	—	28,847	28,847
Balances at December 31, 2022	154,888	$960,903	$(153,231)	$(196,113)	$611,559
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2022	2021	2020
Operating activities:
Net income (loss)	$28,847	$371,171	$(66,783)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,570	10,962	19,065
Non-cash operating lease cost	5,501	4,240	6,565
Stock-based compensation	38,991	38,650	29,963
Deferred income taxes	2,710	(273,541)	(50)
Non-cash restructuring charges	228	(99)	5,242
Impairment of right-of-use assets	—	—	12,460
Non-cash interest expense	—	14,208	10,366
Loss on extinguishment of debt	—	—	5,389
Other	1,022	2,243	1,072
Changes in operating assets and liabilities:
Accounts receivable, net	37,829	(8,142)	93,084
Inventory	(40,722)	11,505	46,322
Prepaid expenses and other assets	7,922	(17,513)	6,392
Accounts payable and other liabilities	(97,112)	56,262	(87,501)
Deferred revenue	11,961	19,207	12,196
Net cash provided by operating activities	5,747	229,153	93,782

Investing activities:
Purchases of property and equipment, net	(3,447)	(5,545)	(4,881)
Purchases of marketable securities	(165,590)	(146,515)	—
Maturities of marketable securities	160,649	8,341	14,830
Asset acquisition	—	—	(438)
Net cash provided by (used in) investing activities	(8,388)	(143,719)	9,511

Financing activities:
Proceeds from issuance of common stock	4,760	7,490	5,435
Taxes paid related to net share settlement of equity awards	(13,410)	(17,379)	(6,207)
Proceeds from issuance of 2025 convertible senior notes	—	—	143,750
Payment of debt issuance costs	—	—	(4,752)
Repurchase of outstanding common stock	(39,619)	—	—
Purchase of Capped Calls related to 2025 convertible senior notes	—	—	(10,249)
Payments for 2022 convertible senior notes partial repurchase	—	—	(56,000)
Proceeds from borrowings	—	—	30,000
Repayment of debt	(125,000)	—	(30,000)
Net cash provided by (used in) financing activities	(173,269)	(9,889)	71,977

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,442)	(2,112)	2,083
Net change in cash, cash equivalents and restricted cash	(177,352)	73,433	177,353

Cash, cash equivalents and restricted cash at beginning of period	401,087	327,654	150,301
Cash, cash equivalents and restricted cash at end of period	$223,735	$401,087	$327,654

Supplementary cash flow disclosure:
Cash paid for interest	$4,258	$6,127	$6,717
Cash paid for income taxes, net	$2,100	$810	$2,237
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$215	$587	$1,030
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
The Company’s operating results, financial position and cash flows for fiscal years 2021 and 2020 were negatively impacted by the COVID-19 pandemic. As the global impact of the pandemic continued to evolve in 2021, the Company utilized its direct-to-consumer sales channel strategy through GoPro.com to maximize its reach to customers. This action, along with a reduction in on-going operating expenses, helped accelerate the Company’s ability to consistently achieve profitability in 2021. The Company’s operating results for the full year of 2022 were negatively impacted when compared to 2021 by a stronger U.S. dollar as well as inflationary pressure on operating costs such as wages and component price increases.
The consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected for any other future period.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This accounting standard update, which was adopted effective January 1, 2022, had a significant impact on the ongoing accounting of the 2022 and 2025 Convertible Senior Notes. Due to the adoption of this accounting standard update under the modified retrospective method, prior periods were not restated. Refer to the Recent Accounting Standards section below for additional details on the adoption of this accounting standard update.
Principles of consolidation. These consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition and the allocation of the transaction price (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), fair value of convertible senior notes, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, including but not limited to the potential impacts arising from the COVID-19 pandemic, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The extent and continued impact of COVID-19 has been taken into account by management in making the significant assumptions and estimates related to the above; however, if the duration and spread of the outbreak, the impact on the Company’s customers, and the effect on the Company’s contract manufacturers, vendors and supply chains is different from

GoPro, Inc.
Notes to Consolidated Financial Statements
the Company’s estimates and assumptions, then actual results could differ materially. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
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
Restricted cash. The Company had no restricted cash as of December 31, 2022 and 2021.
Accounts receivable. Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, age of the accounts receivable balances, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. The allowance for doubtful accounts as of December 31, 2022 and 2021 was $0.4 million and $0.7 million, respectively.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
Impairment of goodwill and long-lived assets. The Company performs an annual assessment of its goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of its single reporting unit is less than its carrying value. There was no impairment of goodwill recorded for any periods presented. For the Company’s annual impairment testing in 2022, the Company did not identify any indicators of potential impairment of its single reporting unit. Other indefinite-lived intangible assets are assessed for impairment at least annually. If their carrying value exceeds the estimated fair value, the difference is recorded as an impairment.
Long-lived assets, such as property and equipment, intangible assets subject to amortization and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. The Company recorded a $12.5 million right-of-use asset impairment in 2020 primarily related to its headquarter campus as described further in Note 11 Restructuring charges. The Company used the following significant assumptions to determine the

GoPro, Inc.
Notes to Consolidated Financial Statements
impairment charge: future sublease rental rates, future sublease market conditions and a discount rate based on the weighted-average cost of capital. The Company did not record any impairment charges in 2022 or 2021.
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
Convertible Senior Notes. In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due April 15, 2022 (2022 Notes). In November 2020, the Company issued $143.8 million aggregate principal amount of 1.25% Convertible Senior Notes due November 15, 2025 (2025 Notes). Concurrently with the issuance of the 2025 Notes, the Company used a portion of the net proceeds to repurchase part of the 2022 Notes. The Company repaid the remaining principal amount of $125.0 million of the 2022 Notes and $2.2 million in interest on the 2022 Notes at maturity on April 15, 2022. See Note 4 Financing arrangements for additional details.
The Company accounts for its 2022 Notes and 2025 Notes in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company’s 2022 Notes and 2025 Notes have a net settlement feature and may be settled wholly or partially in cash upon conversion. Therefore, the Company calculates the potential dilutive effect of its 2022 Notes and 2025 Notes under the if-converted method. The Company classifies its 2022 Notes and 2025 Notes as debt. Debt issuance costs are also classified as debt and amortized as interest expense.
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
The Company’s subscription and service revenue is primarily from the sale of the GoPro subscription and Quik subscription sold on GoPro.com and the Quik mobile app, and is recognized ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue. The Company offers the GoPro subscription which offers a range of services, including unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro gear, mounts and accessories. The Company also offers the Quik subscription that provides access to a suite of simple single-clip and multi-clip editing tools.
For the Company’s camera sale arrangements with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on

GoPro, Inc.
Notes to Consolidated Financial Statements
observable prices at which the Company separately sells its products, subscription and service. If a standalone selling price is not directly observable, then the Company estimates the standalone selling prices considering market conditions and entity-specific factors. For example, the standalone selling price for PCS is determined based on a cost-plus approach, which incorporates the level of support provided to customers, estimated costs to provide such support, and the amount of time and costs that are allocated to efforts to develop the undelivered elements.
The Company’s standard terms and conditions of sale for non-web-based sales do not allow for product returns other than under warranty. However, the Company grants limited rights of return, primarily to certain large retailers. The Company reduces revenue and cost of sales for the estimated returns based on analyses of historical return trends by customer class and other factors. An estimated return liability along with a right to recover assets are recorded for future product returns. Return trends are influenced by product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality and other factors. Return rates may fluctuate over time, but are sufficiently predictable to allow the Company to estimate expected future product returns.
The Company provides sales commissions to internal and external sales representatives which are earned in the period in which revenue is recognized. As a result, the Company expenses sales commissions as incurred.
Deferred revenue as of December 31, 2022 and 2021, includes amounts related to the Company’s subscription and PCS. The Company’s short-term and long-term deferred revenue balances totaled $60.4 million and $48.5 million as of December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company recognized $43.1 million of revenue that was included in the deferred revenue balance as of December 31, 2021. During the year ended December 31, 2021, the Company recognized $27.6 million of revenue that was included in the deferred revenue balance as of December 31, 2020.
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
Advertising costs. Advertising costs consist of costs associated with print, television and e-commerce media advertisements and are expensed as incurred. The Company incurs promotional expenses resulting from payments under event, resort and athlete sponsorship contracts. These sponsorship arrangements are considered to be executory contracts and, as such, the costs are expensed as performance under the contract is received. The costs associated with the preparation of sponsorship activities, including the supply of GoPro products, media team support, and activation fees are expensed as incurred. Prepayments made under sponsorship agreements are included in prepaid expenses or other long-term assets depending on the period to which the prepayment applies. Advertising costs were $40.8 million, $35.8 million and $34.1 million in 2022, 2021 and 2020, respectively.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
Foreign currency remeasurement and transaction gains and losses are included in other income (expense), net and have not been material for any periods presented.
Income taxes. The Company utilizes the asset and liability method for computing its income tax provision, under which, deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. Management makes estimates, assumptions and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income in each tax jurisdiction and, to the extent the Company believes recovery is not likely, establishes a valuation allowance.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	December 31, 2022			December 31, 2021
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$138,394	$—	$138,394	$183,304	$—	$183,304
Total cash equivalents	$138,394	$—	$138,394	$183,304	$—	$183,304
Marketable securities:
Commercial paper	$—	$87,436	$87,436	$—	$72,323	$72,323
Corporate debt securities	—	29,637	29,637	—	41,108	41,108
Government securities	—	26,529	26,529	—	24,399	24,399
Total marketable securities	$—	$143,602	$143,602	$—	$137,830	$137,830
(1)    Included in cash and cash equivalents in the accompanying Consolidated Balance Sheets. Cash balances were $85.3 million and $217.8 million as of December 31, 2022 and 2021, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of December 31, 2022 were all less than one year in duration. At December 31, 2022 and 2021, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At December 31, 2022 and 2021, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In April 2017, the Company issued $175.0 million principal amount of Convertible Senior Notes due 2022 (2022 Notes), which were repaid on April 15, 2022. In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 4 Financing arrangements). The estimated fair value of the 2022 Notes and 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2022 Notes and 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the 2022 Notes was $132.4 million as of December 31, 2021, while the calculated fair value of the 2025 Notes was $130.1 million and $189.0 million as of December 31, 2022 and 2021, respectively. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the 2025 Notes.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
3. Consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	December 31, 2022	December 31, 2021
Components	$38,400	$10,761
Finished goods	88,731	75,648
Total inventory	$127,131	$86,409
Property and equipment, net

(in thousands)	Useful life (in years)	December 31, 2022	December 31, 2021
Leasehold improvements	1–9	$32,472	$33,764
Production, engineering and other equipment	4	46,475	45,641
Tooling	1–2	9,033	13,537
Computers and software	2	17,258	20,771
Furniture and office equipment	3	4,879	5,614
Tradeshow equipment and other	2–5	1,664	1,970
Construction in progress		59	480
Gross property and equipment		111,840	121,777
Less: Accumulated depreciation and amortization		(98,513)	(102,774)
Property and equipment, net		$13,327	$19,003
Depreciation expense was $8.5 million, $9.8 million and $14.5 million in 2022, 2021, and 2020, respectively. In 2022 and 2020, the Company recorded accelerated depreciation charges in connection with its plans to vacate certain manufacturing and leased office facilities as disclosed in Note 11 Restructuring charges.
Other long-term assets

(in thousands)	December 31, 2022	December 31, 2021
Long-term deferred tax assets	$279,045	$274,430
Deposits and other	8,435	8,238
Point of purchase (POP) displays	1,798	2,509
Intangible assets, net	15	62
Other long-term assets	$289,293	$285,239
Intangible assets are comprised of purchased technology, which have a useful life between 20-72 months, and an indefinite life asset. Amortization expense was $0.1 million, $1.2 million and $4.6 million in 2022, 2021 and 2020 respectively. As of December 31, 2022, all of the Company’s purchased technology intangible assets were fully amortized.
Amortization expense for POP displays was $2.1 million, $2.8 million and $4.2 million in 2022, 2021 and 2020, respectively.

GoPro, Inc.
Notes to Consolidated Financial Statements
Accrued expenses and other current liabilities

(in thousands)	December 31, 2022	December 31, 2021
Accrued sales incentives	$41,662	$34,117
Accrued liabilities(1)	35,853	34,989
Employee related liabilities	11,261	19,024
Warranty liability	7,825	8,268
Return liability	6,002	9,263
Customer deposits	3,428	2,760
Purchase order commitments	782	1,369
Inventory received	233	7,169
Other	11,831	11,613
Accrued expenses and other current liabilities	$118,877	$128,572
(1)    See Note 11 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Year ended December 31,
(in thousands)	2022	2021	2020
Beginning balance	$8,842	$8,523	$11,398
Charged to cost of revenue	18,573	16,641	12,690
Settlement of warranty claims	(19,096)	(16,322)	(15,565)
Warranty liability	$8,319	$8,842	$8,523
At December 31, 2022 and 2021, $7.8 million and $8.3 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.5 million and $0.6 million, respectively, was recorded as a component of other long-term liabilities.

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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
At December 31, 2022, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement. The Company has made no borrowings from the 2021 Credit Facility to date, however, there is an outstanding letter of credit of $5.2 million for certain duty related requirements. This was not collateralized by any cash on hand.
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
During the year ended December 31, 2021, the preceding conditions allowing holders of the 2022 Notes to early convert were not met.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
On April 15, 2022, the Company repaid $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date. For the year ended December 31, 2022, the Company’s average stock price did not exceed the initial conversion price of $10.64 of the 2022 Notes, so there was no further dilution.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the year ended December 31, 2022, the conditions allowing holders of the 2025 Notes to convert were not met.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
The 2022 and 2025 Convertible Notes were separated into liability and equity components for accounting purposes. The carrying amounts of the liability component were initially calculated by measuring the fair value of similar liabilities that do not have associated convertible features. The carrying amounts of the equity component representing the conversion option were determined by deducting the fair value of the liability component from the par value of the respective Convertible Senior Notes. This difference represents the debt discount that was amortized to interest expense over the respective terms of the 2022 Notes and 2025 Notes using the effective interest rate method. Upon issuance, the carrying amounts of the liability component from the issuance of the 2022 Notes and the 2025 Notes of $128.3 million and $106.9 million, respectively were recorded in long-term debt on the Consolidated Balance Sheets. The carrying amounts of the equity component representing the conversion option was determined to be $46.7 million and $36.9 million for the 2022 Notes and 2025 Notes, respectively, upon issuance. The equity component was recorded in additional paid-in-capital and was not remeasured so long as it continued to meet the conditions for equity classification.
The liability component was accreted over the debt term up to the face value of the 2022 Notes of $175.0 million and 2025 Notes of $143.8 million, which resulted in non-cash interest expense being recognized in the Consolidated Statements of Operations. The accretion of the 2022 Notes and 2025 Notes to par to long-term debt was amortized into interest expense over the term of the 2022 Note and 2025 Notes using an effective interest rate of approximately 10.5% and 7.5%, respectively.
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
Post adoption of ASU 2020-06
On January 1, 2022, the Company adopted ASU 2020-06 based on the modified retrospective transition method. Under such transition, prior period information has not been retrospectively adjusted. Upon adoption of ASU 2020-06, the Company is no longer recording the conversion feature of its 2022 Notes and 2025 Notes in equity. Instead, the Company combined the previously separated equity component with the liability component, which together are now classified as debt, thereby eliminating the subsequent amortization of the debt discount as interest expense. Similarly, the portion of debt issuance costs previously allocated to equity was reclassified to debt and amortized as interest expense. Accordingly, the Company recorded a decrease to additional paid-in-capital of $78.2 million, a decrease to accumulated deficit of $47.1 million, and an increase to the debt balance of the 2022 Notes and 2025 Notes of $2.3 million and $28.8 million, respectively. In addition, the Company recorded the reversal of U.S. deferred tax liabilities (net) of $7.3 million associated with the 2022 Notes and 2025 Notes upon the adoption of ASU 2020-06, with a corresponding decrease to accumulated deficit for the same amount.
As of December 31, 2022 and 2021, the outstanding principal on the 2022 Notes was zero and $125.0 million, respectively, the unamortized debt discount was zero and $2.4 million, respectively, the unamortized debt issuance cost was zero and $0.2 million, respectively, and the net carrying amount of the liability was zero and $122.4 million, respectively, which was recorded as short-term debt within the Consolidated Balance Sheets. For the year ended December 31, 2022, 2021 and 2020 the Company recorded interest expense of $1.3 million, $4.4 million and $5.9 million respectively, for contractual coupon interest, and $0.2 million, $0.6 million and $0.8 million respectively, for amortization of debt issuance costs. For the year ended December 31, 2022, 2021 and 2020, the Company recorded zero, $7.8 million and $9.6 million respectively, for amortization of the debt discount.
As of December 31, 2022 and 2021, the outstanding principal on the 2025 Notes was $143.8 million, the unamortized debt discount was zero and $29.8 million, respectively, the unamortized debt issuance cost was $3.0 million and $2.7 million, respectively, and the net carrying amount of the liability was $141.0 million and $111.3 million, respectively, which was recorded as long-term debt within the Consolidated Balance Sheets. For the year

GoPro, Inc.
Notes to Consolidated Financial Statements
ended December 31, 2022, 2021 and 2020, the Company recorded interest expense of $1.8 million, $1.8 million and $0.2 million respectively, for contractual coupon interest, and $1.0 million, $0.7 million and $0.1 million respectively, for amortization of debt issuance costs. For the year ended December 31, 2022, 2021 and 2020, the Company recorded zero, $6.4 million and $0.8 million respectively, for amortization of the debt discount.

5. Stockholders’ equity
Common stock. The Company has two classes of authorized common stock: Class A common stock with 500 million shares authorized and Class B common stock with 150 million shares authorized. As of December 31, 2022, 128.6 million shares of Class A stock were issued and outstanding and 26.3 million shares of Class B stock were issued and outstanding. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting power and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock is also convertible into Class A common stock on the same basis upon any transfer, whether or not for value, except for “permitted transfers” as defined in the Company’s restated certificate of incorporation. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding. As of December 31, 2022, the Class B stock continued to represent greater than 10% of the overall outstanding shares.
The Company had the following shares of common stock reserved for issuance upon the exercise of equity instruments as of December 31, 2022:

(in thousands)	December 31, 2022
Stock options outstanding	3,089
Restricted stock units outstanding	8,727
Performance stock units outstanding	942
Common stock available for future grants	38,845
Total common stock shares reserved for issuance	51,603
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
As of December 31, 2022, the remaining amount of share repurchases under the program was $60.4 million. The following table summarizes share repurchases during the year ended December 31, 2022. There were no shares repurchased during the year ended December 31, 2021 and 2020.

(in thousands, except per share data)	2022
Shares repurchased	5,967
Average price per share	$6.64
Value of shares repurchased	$39,618

GoPro, Inc.
Notes to Consolidated Financial Statements
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
Employee retirement plan. The Company has a defined contribution retirement plan covering the United States and other international full-time employees that provides for voluntary employee contributions from 1% to 100% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company matched 100% of each employee’s contributions up to a maximum of 4% of the employee’s eligible compensation until May 2020, at which point the Company suspended matching contributions in certain locations. The Company’s matching contributions to the plan were $0.8 million, $0.8 million and $1.4 million in 2022, 2021 and 2020, respectively.
Stock options
A summary of the Company’s stock option activity is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2021	3,080	$9.18	5.92	$8,735
Granted	320	8.70
Exercised	(63)	4.43
Forfeited/Cancelled	(248)	7.40
Outstanding at December 31, 2022	3,089	$9.37	5.30	$467

Vested and expected to vest at December 31, 2022	3,089	$9.37	5.30	$467
Exercisable at December 31, 2022	2,446	$9.97	4.53	$288

GoPro, Inc.
Notes to Consolidated Financial Statements
The weighted-average grant date fair value of all options granted was $5.05, $4.62 and $2.03 per share in 2022, 2021 and 2020, respectively. The total fair value of all options vested was $1.5 million, $1.5 million and $1.7 million in 2022, 2021 and 2020, respectively. The aggregate intrinsic value of the stock options outstanding as of December 31, 2022 represents the value of the Company’s closing stock price on December 31, 2022 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2021	8,714	$6.52
Granted	5,813	7.68
Vested	(4,644)	6.64
Forfeited	(1,156)	6.86
Non-vested shares at December 31, 2022	8,727	$7.19
The weighted-average grant date fair value of all RSUs granted was $7.68, $8.83 and $4.59 per share in 2022, 2021 and 2020, respectively. The total fair value of all RSUs vested was $30.8 million, $28.5 million and $23.9 million in 2022, 2021 and 2020, respectively.
Performance stock units
A summary of the Company’s PSU activity is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2021	1,134	$6.68
Granted	604	8.70
Vested	(744)	6.45
Forfeited	(308)	8.46
Non-vested shares at December 31, 2022	686	$7.93
The weighted-average grant date fair value of all PSUs granted was $8.70, $7.93 and $4.05 per share in 2022, 2021 and 2020, respectively. The total fair value of all PSUs vested was $4.8 million, $3.0 million and $1.9 million in 2022, 2021 and 2020, respectively.
Employee stock purchase plan. For 2022, 2021 and 2020, the Company issued 0.7 million, 0.8 million and 1.0 million shares under its ESPP, respectively, at weighted-average prices of $6.72, $5.28 and $3.42 per share, respectively.
Fair value disclosures. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. The Company recognizes compensation expense for PSUs when it is probable that the vesting conditions will be met. The fair value of stock options granted and purchases under the Company’s ESPP are estimated using the Black-Scholes option pricing model. Expected term of stock options granted was estimated based on the simplified method. Expected stock price volatility was estimated by taking the Company’s average historical volatility and if applicable, the historical volatility for industry peers based on daily price observations over a period equivalent to the expected term. Risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term. Dividend yield was zero as the Company does not have any history of, nor plans to make, dividend payments.
The fair value of stock options granted was estimated as of the grant date using the following assumptions:

GoPro, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2022	2021	2020
Volatility	60%-62%	64%	51%-64%
Expected term (years)	6.10	6.10	6.10
Risk-free interest rate	2.0%-3.9%	0.7%-1.1%	0.4%-1.5%
Dividend yield	—%	—%	—%
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year ended December 31,
	2022	2021	2020
Volatility	39%-55%	64%-80%	60%-98%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	0.7%-3.1%	0.1%	0.1%-1.6%
Dividend yield	—%	—%	—%
Stock-based compensation expense. The following table summarizes stock-based compensation expense included in the Consolidated Statements of Operations:

	Year ended December 31,
(in thousands)	2022	2021	2020
Cost of revenue	$1,805	$1,794	$1,548
Research and development	17,221	17,263	13,415
Sales and marketing	8,173	8,045	5,779
General and administrative	11,792	11,548	9,221
Total stock-based compensation expense	$38,991	$38,650	$29,963
The income tax benefit related to stock-based compensation expense was $8.6 million, $9.0 million and zero for the year ended December 31, 2022, 2021 and 2020, respectively. There was no income tax benefit related to stock-based compensation expense realized in 2020 due to a full valuation allowance on the Company’s United States net deferred tax assets during that year. See Note 8, Income taxes, for additional details.
On December 31, 2022, total unearned stock-based compensation of $53.2 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 1.98 years.

GoPro, Inc.
Notes to Consolidated Financial Statements
7. Net income (loss) per share
The following table presents the calculations of basic and diluted net income (loss) per share:

	Year ended December 31,
(in thousands, except per share data)	2022	2021	2020
Numerator:
Net income (loss) - Basic	$28,847	$371,171	$(66,783)
Interest on convertible notes, income tax effected	3,055	—	—
Net income (loss) - Diluted	$31,902	$371,171	$(66,783)

Denominator:
Weighted-average common shares - basic for Class A and Class B common stock	156,181	154,274	149,037
Effect of dilutive securities	22,098	8,904	—
Weighted-average common shares - diluted for Class A and Class B common stock	178,279	163,178	149,037

Net income (loss) per share
Basic	$0.18	$2.41	$(0.45)
Diluted	$0.18	$2.27	$(0.45)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
(in thousands)	2022	2021	2020
Stock-based awards	7,495	1,792	15,856
Prior to the adoption of ASU 2020-06, the Company calculated the potential dilutive effect of its 2022 Notes and 2025 Notes under the treasury stock method. As a result, only the amount by which the conversion value exceeded the aggregate principal amount of the 2022 Notes and 2025 Notes (the conversion spread) was considered in the diluted net income (loss) per share computation. The conversion spread was dilutive in periods of net income when the average market price of the Company’s Class A common stock for a given reporting period exceeded the initial conversion prices of $10.64 and $9.3285 per share for the 2022 Notes and 2025 Notes, respectively. For the year ended December 31, 2021, only the conversion spread relating to the 2025 Notes had a dilutive effect on net income per share. The initial conversion price of the 2022 Notes was greater than the average market price of the Company’s Class A Common Stock for the year ended December 31, 2021, and as such, had no impact on anti-dilutive or dilutive share calculations. Upon conversion of the 2025 Notes, there will be no economic dilution until the average market price of the Company’s Class A common stock exceeds the cap price of $12.0925 per share, as exercise of the Capped Calls offset any dilution from the 2025 Notes from the initial conversion price up to the cap price. The Capped Calls are excluded from diluted net income per share as they would be anti-dilutive.
The Company’s 2022 Notes matured on April 15, 2022 and the 2025 Notes will mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing arrangements. On April 15, 2022, the Company repaid $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date. The repayment of the 2022 Notes did not have an impact on net income per share for the period ended December 31, 2022. The 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. While the Company has the intent and ability to deliver

GoPro, Inc.
Notes to Consolidated Financial Statements
cash up to the principal amount, the maximum number of shares issuable upon conversion of the 2025 Notes is 20.8 million shares of Class A common stock.
Additionally, the calculation of weighted-average shares outstanding for the year ended December 31, 2021 and 2020 excludes approximately 9.2 million shares effectively repurchased and held in treasury stock on the Consolidated Balance Sheets as a result of the Prepaid Forward transaction entered into in connection with the 2022 Note offering.
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
8. Income taxes
Income (loss) before income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2022	2021	2020
United States	$26,215	$83,419	$(70,572)
Foreign	8,238	6,681	8,615
Income (loss) before income taxes	$34,453	$90,100	$(61,957)
Income tax expense (benefit) consisted of the following:

	Year ended December 31,
(in thousands)	2022	2021	2020
Current
Federal	$2	$(128)	$(164)
State	818	267	84
Foreign	2,076	(7,669)	4,956
Total current	2,896	(7,530)	4,876
Deferred
Federal	5,039	(205,856)	—
State	(2,312)	(67,933)	—
Foreign	(17)	248	(50)
Total deferred	2,710	(273,541)	(50)
Income tax expense (benefit)	$5,606	$(281,071)	$4,826

GoPro, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2022		2021		2020
(dollars in thousands)	$	%	$	%	$	%
Reconciliation to statutory rate
Tax at federal statutory rate	$7,234	21.0%	$18,921	21.0%	$(13,011)	21.0%
Nondeductible items	1,805	5.2	1,684	1.9	227	(0.4)
Impact of foreign operations	1,572	4.6	(8,222)	(9.2)	5,010	(8.1)
State income taxes, net of federal benefit	1,189	3.5	1,828	2.0	(682)	1.1
Change in valuation allowance	—	—	(284,551)	(315.8)	16,767	(27.1)
Stock-based compensation	(1,192)	(3.5)	(5,345)	(5.9)	696	(1.1)
Tax credits	(5,222)	(15.1)	(6,091)	(6.8)	(3,538)	5.7
Other	220	0.6	705	0.8	(643)	1.1
Income tax expense (benefit) at effective tax rate	$5,606	16.3%	$(281,071)	(312.0)%	$4,826	(7.8)%

The effective tax rate of 16.3% for 2022 primarily resulted from tax expense on pre-tax book income, partially offset by the income tax benefits from stock-based compensation and the federal and California research and development credits, and an income tax benefit related to foreign provision to income tax return adjustments. The negative effective tax rate of 312.0% for 2021 primarily resulted from tax expense on pre-tax book income, offset by the income tax benefit from the full release of valuation allowance on United States federal and state deferred tax assets and the release of a portion of the Company’s uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions, and income tax benefits from stock-based compensation and federal and California research and development credits.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

	Year ended December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$118,399	$158,125
Tax credit carryforwards	91,147	85,650
Stock-based compensation	6,034	5,551
Allowance for returns	1,818	2,504
Intangible assets	3,753	4,803
Depreciation and amortization	1,661	1,313
Operating lease liabilities	10,177	12,359
Capitalized research and development costs	29,122	—
Accruals and reserves	22,001	10,514
Total deferred tax assets	$284,112	$280,819
Deferred tax liabilities:
Operating lease right-of-use assets	(5,072)	(6,389)
Total deferred tax liabilities	(5,072)	(6,389)
Net deferred tax assets	$279,040	$274,430

GoPro, Inc.
Notes to Consolidated Financial Statements
Each quarter the Company assesses the recoverability of its existing deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence and uses judgment regarding past and future events, including operating results to estimate whether sufficient future taxable income will be generated to use its existing deferred tax assets. In the assessment for the year ended December 31, 2021, the Company concluded it was more likely than not that its deferred tax assets related to United States federal and state income taxes will be realizable and the United States federal and state valuation allowances were fully released. For the period ended December 31, 2022, based on evidence currently available, the Company continues to believe that it is more likely than not that its United States federal, state and foreign deferred tax assets will be realized and thus, a valuation allowance is not required on its deferred tax assets. The Company will continue assessing the realizability of the deferred tax assets in each of the applicable jurisdictions going forward.
As of December 31, 2022, the Company’s federal, California and other state net operating loss carryforwards for income tax purposes were $441.7 million, $235.9 million and $167.2 million, net of reserves, respectively. Also, the Company’s federal and California state tax credit carryforwards were $51.4 million and $50.2 million, net of reserves, respectively. If not utilized, federal net operating losses that arose before 2018 and California loss carryforwards will begin to expire from 2035 to 2040, while federal credit and other state loss carryforwards will begin to expire primarily from 2023 to 2042. Federal net operating losses that arise after 2017 and all California tax credits will be carried forward indefinitely.
Uncertain income tax positions. The Company had gross unrecognized tax benefits of $23.4 million, $21.3 million and $27.5 million, as of December 31, 2022, 2021 and 2020, respectively. For fiscal year 2022, 2021 and 2020, total unrecognized income tax benefits were $9.8 million, $7.3 million and $15.3 million, respectively, and if recognized, would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward.
The Company conducts business globally and as a result, files income tax returns in the United States and foreign jurisdictions. The Company’s unrecognized tax benefits relate primarily to unresolved matters with taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months it is possible that up to $2.3 million of uncertain tax positions could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits are as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Balance at January 1	$21,330	$27,471	$27,178
Increase related to current year tax positions	2,543	3,081	2,541
Increase related to prior year tax positions	—	3,900	1,681
Decrease related to prior year tax positions	(459)	(13,122)	(3,929)
Balance at December 31	$23,414	$21,330	$27,471
The Company’s policy is to account for interest and penalties related to income tax liabilities within the provision for income taxes. The balances of accrued interest and penalties recorded in the balance sheets and provision were not material for any period presented.
The Company files income tax returns in the United States and in foreign jurisdictions. As of December 31, 2022, the Company continues to assert indefinite reinvestment to the extent of any foreign withholding taxes on the undistributed earnings related to these foreign branches. Any foreign withholding tax on these earnings is deemed not to be material.
9. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.

GoPro, Inc.
Notes to Consolidated Financial Statements
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Operating lease cost (1)	$11,060	$11,566	$14,815
Sublease income	(2,907)	(964)	(526)
Right-of-use asset impairment cost	—	—	12,460
Net lease cost	$8,153	$10,602	$26,749
(1)    Operating lease cost includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,595	$14,902	$14,310
Right-of-use assets obtained in exchange for operating lease liabilities	1,221	2,475	1,343
Operating lease modification to decrease right-of-use assets	(232)	—	(2,251)

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years) - operating leases	3.81	4.64
Weighted-average discount rate - operating leases	6.1%	6.0%

As of December 31, 2022, maturities of operating lease liabilities were as follows:

(in thousands)	December 31, 2022
2023	$12,054
2024	12,251
2025	11,879
2026	11,727
2027	973
Thereafter	—
Total lease payments	48,884
Less: Imputed interest	(5,733)
Present value of lease liabilities	$43,151
Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of December 31, 2022, future commitments were as follows:

GoPro, Inc.
Notes to Consolidated Financial Statements

(in thousands)	Total	2023	2024	2025	2026	2027	Thereafter
Other contractual commitments	78,955	52,472	25,050	1,433	—	—	—
Long-term debt (1)	149,141	1,797	1,797	145,547	—	—	—
Total contractual cash obligations	$228,096	$54,269	$26,847	$146,980	$—	$—	$—
(1)    The Company's convertible senior note is due in November 2025. The balances include accrued and unpaid interest as of December 31, 2022. Refer to Note 4 Financing arrangements.

Legal proceedings and investigations. Since 2015, Contour IP Holdings LLC (CIPH) and related entities have filed lawsuits in various federal district courts alleging, among other things, patent infringement in relation to certain GoPro products. Following litigation in federal courts and the United States Patent and Trademark Office, CIPH’s patents were ruled invalid in March 2022. Judgment was then entered in favor of the Company and against CIPH. CIPH later appealed, and the appeal is pending at the Federal Circuit. The Company believes that the appeal lacks merit and intends to vigorously defend against CIPH's appeal.
The Company regularly evaluates the associated developments of the legal proceeding described above, as well as other legal proceedings that arise in the ordinary course of business. While litigation is inherently uncertain, based on the currently available information, the Company is unable to determine a loss or a range of loss, and does not believe the ultimate cost to resolve these matters will have a material adverse effect on its business, financial condition, cash flows or results of operations.
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of December 31, 2022, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	December 31, 2022	December 31, 2021
Customer A	30%	18%
Customer B	11%	30%
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Year ended December 31,
(in thousands)	2022	2021	2020
Accounts receivable sold	$122,662	$108,636	$99,410
Factoring fees	1,122	426	678
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Year ended December 31,
	2022	2021	2020
Customer A	*	11%	10%
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
Geographic information
Revenue by geographic region was as follows:

	Year ended December 31,			2022 vs 2021	2021 vs 2020
(in thousands)	2022	2021	2020	% Change	% Change
Americas	$521,270	$607,534	$483,331	(14)%	26%
Europe, Middle East and Africa (EMEA)	300,870	305,654	218,670	(2)	40
Asia and Pacific (APAC)	271,401	247,896	189,924	9	31
Total revenue	$1,093,541	$1,161,084	$891,925	(6)%	30%
Revenue from the United States, which is included in the Americas geographic region, was $446.0 million, $526.5 million, and $428.3 million for 2022, 2021 and 2020, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of December 31, 2022 and 2021, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $4.0 million and $6.2 million, respectively.

GoPro, Inc.
Notes to Consolidated Financial Statements
11. Restructuring charges
Restructuring charges for each period were as follows:

	Year ended December 31,
(in thousands)	2022	2021	2020
Cost of revenue	$8,090	$70	$1,201
Research and development	244	600	8,062
Sales and marketing	137	361	10,684
General and administrative	77	195	5,449
Total restructuring charges	$8,548	$1,226	$25,396
Fourth quarter 2022 restructuring
In December 2022, the Company approved a restructuring plan to reduce camera production-related costs by globally realigning its manufacturing footprint to concentrate production activities in two primary locations: China and Thailand. Under the fourth quarter 2022 restructuring, the Company recorded restructuring charges of $8.1 million including $7.0 million for camera production line closure costs and $1.1 million for related transitional costs to migrate production to the Company’s remaining manufacturing locations.
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets under the fourth quarter 2022 restructuring.

(in thousands)	Contract and Other Costs	Total
Restructuring liability as of December 31, 2021	$—	$—
Restructuring charges	8,061	8,061
Non-cash reductions	(228)	(228)
Restructuring liability as of December 31, 2022	$7,833	$7,833
Second quarter 2020 restructuring
On April 14, 2020, the Company approved a restructuring to reduce future operating expenses, optimize its business model and address the impact of the COVID-19 pandemic. The restructuring provided for a reduction of the Company’s global workforce by approximately 20% and the consolidation of certain leased office facilities. Under the second quarter 2020 restructuring, the Company recorded restructuring charges of $31.5 million to date, including a $12.5 million right-of-use asset impairment primarily related to its headquarters campus, $7.4 million related to severance, and $11.6 million related to accelerated depreciation and other charges.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
Schedule II
GoPro, Inc.
VALUATION AND QUALIFYING ACCOUNTS
For the year ended December 31, 2022, 2021 and 2020

(in thousands)	Balance at Beginning of Year	Charges to Revenue	Charges (Benefits) to Expense	Charges to Other Accounts - Equity	Deductions/Write-offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2022	$700	$—	$(294)	$—	$(16)	$390
Year ended December 31, 2021	492	—	393	—	(185)	700
Year ended December 31, 2020	830	—	(24)	—	(314)	492
Valuation allowance for deferred tax assets:
Year ended December 31, 2022	$—	$—	$—	$—	$—	$—
Year ended December 31, 2021	287,276	—	(284,551)	—	(2,725)	—
Year ended December 31, 2020	277,693	—	16,762	(7,179)	—	287,276

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities authorized for issuance under equity compensation plans. The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2023 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules
1.    Financial Statements
    The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
2.    Financial Statement Schedules
    The financial statement schedule filed in response to Part II, Item 8 and Part IV, Item 15(c) of this Form 10-K is listed under Part II, Item 8 on the Index to Consolidated Financial Statements.
3.    Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Restated Certificate of Incorporation of the Registrant, with Certificate of Change of Registered Agent and/or Registered Office	10-K	001-36514	3.01	February 15, 2019
3.02	Amended and Restated Bylaws of the Registrant.	S-1	333-200038	3.02	November 10, 2014
4.01	Form of Registrant’s Class A common stock certificate.	S-1	333-196083	4.01	May 19, 2014
4.08	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-36514	4.08	February 14, 2020
10.01*	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-196083	10.01	May 19, 2014
10.02*	Form of Change in Control Severance Agreement.	S-1	333-196083	10.09	May 19, 2014
10.03*	2010 Equity Incentive Plan, as amended, and form of stock option agreement and restricted stock unit agreement.	S-1	333-196083	10.02	May 19, 2014
10.04*	2014 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-36514	10.03	July 29, 2016
10.05*	2014 Employee Stock Purchase Plan and forms thereunder.	S-1/A	333-196083	10.04	June 11, 2014
10.06*	Executive Severance Policy.	10-K	001-36514	10.06	February 15, 2019
10.07*	Employment Letter to Nicholas Woodman from the Registrant, dated June 2, 2014.	S-1/A	333-196083	10.16	June 11, 2014
10.08*	Waiver Agreement dated January 1, 2018 by and between Nicholas Woodman and the Registrant.	10-K	001-36514	10.17	February 16, 2018
10.09*	Offer Letter to Eve Saltman from the Registrant, dated March 7, 2018.	10-Q	001-36514	10.02	May 4, 2018
10.10*	Offer Letter to Brian McGee from the Registrant, dated September 3, 2015.	10-K	001-36514	10.12	February 16, 2017
10.11*	Offer Letter to Aimee Lapic from the Registrant, dated March 26, 2020.	10-K	001-36514	10.11	February 12, 2021
10.12*	Offer Letter to Dean Jahnke from the Registrant, dated March 5, 2014.					X
10.13*	Offer Letter to Kevin Hinge from the Registrant, dated July 7, 2016.					X
10.14	Office Lease Agreement, dated as of November 1, 2011, by and between Locon San Mateo, LLC and the Registrant, as amended, and other leases for the Registrant’s headquarters.	S-1	333-196083	10.12	May 19, 2014
10.15	Eighth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated February 24, 2016.	10-K	001-36514	10.15	February 16, 2017

10.16	Ninth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated August 3, 2016.	10-K	001-36514	10.16	February 16, 2017
10.17	First Amendment, dated August 12, 2016, to Office Lease Agreement dated November 1, 2011, between the Company and RAR2-Clearview Business Park Owner, LLC.	10-Q	001-36514	10.02	August 4, 2017
10.18	Tenth amendment to Office Lease Agreement by and between HG Clearview Owner LLC and the Registrant, dated April 30, 2019	10-Q	001-36514	10.01	May 10, 2019
10.19	Credit Agreement by and among Registrant, the Lenders party thereto and Wells Fargo Bank, National Association, N.A. dated January 22, 2021.	10-K	001-36514	10.22	February 12, 2021
10.20	Indenture, dated as of April 12, 2017, between the Company and Wells Fargo Bank, National Association (including the form of 3.50% Convertible Senior Notes due 2022)	8-K	001-36514	4.1	April 12, 2017
10.21	Indenture, dated as of November 24, 2020, between the Company and Wells Fargo Bank, National Association (including the form of 1.25% convertible senior notes due 2025)	8-K	001-36514	4.1	November 24, 2020
10.22	Sub-Lease Agreement, dated as of October 14, 2021, by and between Skydio and the Registrant, for the Registrant’s headquarters’ buildings E and F.	10-K	001-36514	10.25	February 11, 2022
21.01	List of Subsidiaries.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL For the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X

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

GoPro, Inc.
(Registrant)

Dated:	February 10, 2023	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	February 10, 2023	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	February 10, 2023	By: /s/ Charles Lafrades
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

	Name	Title	Date

By:	/s/ Nicholas Woodman	Chief Executive Officer and Chairman	February 10, 2023
	Nicholas Woodman	(Principal Executive Officer)

By:	/s/ Brian McGee	Chief Financial Officer and Chief Operating Officer	February 10, 2023
	Brian McGee	(Principal Financial and Accounting Officer)

By:	/s/ Tyrone Ahmad-Taylor	Director	February 10, 2023
Tyrone Ahmad-Taylor

By:	/s/ Kenneth Goldman	Director	February 10, 2023
Kenneth Goldman

By:	/s/ Peter Gotcher	Director	February 10, 2023
Peter Gotcher

By:	/s/ Shaz Kahng	Director	February 10, 2023
Shaz Kahng

By:	/s/ James Lanzone	Director	February 10, 2023
James Lanzone

By:	/s/ Alexander Lurie	Director	February 10, 2023
Alexander Lurie

By:	/s/ Susan Lyne	Director	February 10, 2023
Susan Lyne

By:	/s/ Frederic Welts	Director	February 10, 2023
Frederic Welts

By:	/s/ Lauren Zalaznick	Director	February 10, 2023
Lauren Zalaznick