Form 10-Q
period 2023-03-31
GoPro, Inc.
filed 2023-05-09
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 8, 2023, 129,394,630 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A. of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Forward-looking statements include, but are not limited to, statements regarding our plans to expand and improve product offerings; projections of results of operations, research and development plans, marketing plans, plans for international expansion and revenue growth drivers, plans to reduce operating expenses and drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; the impact of negative macroeconomic factors including rising interest rates and inflation, market volatility, and economic recession concerns; the ability for us to grow camera sales; our ability to acquire and retain subscribers; the effects of global conflicts and geopolitical issues such as the war in Ukraine or China-Taiwan relations; plans to settle the note conversion in cash; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the continuing impact of the ongoing COVID-19 pandemic and the economic recovery there from on our business, operations, liquidity and capital resources, employees, customers, supply chain, financial results, inflation, currency fluctuations and the world economy, and the scope and duration thereof; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q, including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$157,826	$223,735
Marketable securities	136,814	143,602
Accounts receivable, net	56,988	77,008
Inventory	154,804	127,131
Prepaid expenses and other current assets	30,078	34,551
Total current assets	536,510	606,027
Property and equipment, net	12,160	13,327
Operating lease right-of-use assets	20,336	21,819
Goodwill	146,459	146,459
Other long-term assets	307,101	289,293
Total assets	$1,022,566	$1,076,925

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80,032	$91,648
Accrued expenses and other current liabilities	105,247	118,877
Short-term operating lease liabilities	9,301	9,553
Deferred revenue	55,948	55,850
Total current liabilities	250,528	275,928
Long-term taxes payable	10,557	9,536
Long-term debt	141,255	141,017
Long-term operating lease liabilities	31,048	33,446
Other long-term liabilities	4,028	5,439
Total liabilities	437,416	465,366

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 129,699 and 128,629 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,659 shares issued and outstanding, respectively	969,363	960,903
Treasury stock, at cost, 17,567 and 16,677 shares, respectively	(158,231)	(153,231)
Accumulated deficit	(225,982)	(196,113)
Total stockholders’ equity	585,150	611,559
Total liabilities and stockholders’ equity	$1,022,566	$1,076,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Revenue	$174,720	$216,705
Cost of revenue	122,218	126,229
Gross profit	52,502	90,476
Operating expenses:
Research and development	38,185	31,598
Sales and marketing	38,055	35,373
General and administrative	16,076	15,343
Total operating expenses	92,316	82,314
Operating income (loss)	(39,814)	8,162
Other income (expense):
Interest expense	(1,153)	(2,209)
Other income (expense), net	2,845	(319)
Total other income (expense), net	1,692	(2,528)
Income (loss) before income taxes	(38,122)	5,634
Income tax benefit	(8,253)	(51)
Net income (loss)	$(29,869)	$5,685

Net income (loss) per share:
Basic	$(0.19)	$0.04
Diluted	$(0.19)	$0.04

Shares used to compute net income (loss) per share:
Basic	155,402	156,864
Diluted	155,402	188,737
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2023	2022
Operating activities:
Net income (loss)	$(29,869)	$5,685
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,809	2,302
Non-cash operating lease cost	1,483	1,678
Stock-based compensation	10,314	9,836
Deferred income taxes	(9,921)	2,931
Other	(1,240)	1,004
Changes in operating assets and liabilities:
Accounts receivable, net	19,947	43,501
Inventory	(27,673)	(32,987)
Prepaid expenses and other assets	(3,337)	14,925
Accounts payable and other liabilities	(27,627)	(123,247)
Deferred revenue	(988)	965
Net cash used in operating activities	(67,102)	(73,407)

Investing activities:
Purchases of property and equipment, net	(483)	(520)
Purchases of marketable securities	(25,782)	(23,111)
Maturities of marketable securities	34,000	15,900
Net cash provided by (used in) investing activities	7,735	(7,731)

Financing activities:
Proceeds from issuance of common stock	2,324	2,599
Taxes paid related to net share settlement of equity awards	(4,251)	(7,175)
Repurchase of outstanding common stock	(5,000)	(10,000)
Net cash used in financing activities	(6,927)	(14,576)

Effect of exchange rate changes on cash and cash equivalents	385	(54)
Net change in cash and cash equivalents	(65,909)	(95,768)
Cash and cash equivalents at beginning of period	223,735	401,087
Cash and cash equivalents at end of period	$157,826	$305,319
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2021	156,474	$1,008,872	$(113,613)	$(279,345)	$615,914
Common stock issued under employee benefit plans, net of shares withheld for tax	1,891	2,371	—	—	2,371
Taxes paid related to net share settlements	—	(7,175)	—	—	(7,175)
Stock-based compensation expense	—	9,836	—	—	9,836
Repurchase of outstanding common stock	(1,120)	—	(10,000)	—	(10,000)
Cumulative effect of adoption of new accounting standard	—	(78,230)	—	54,385	(23,845)
Net income	—	—	—	5,685	5,685
Balances at March 31, 2022	157,245	$935,674	$(123,613)	$(219,275)	$592,786

Balances at December 31, 2022	154,888	$960,903	$(153,231)	$(196,113)	$611,559
Common stock issued under employee benefit plans, net of shares withheld for tax	1,960	2,397	—	—	2,397
Taxes paid related to net share settlements	—	(4,251)	—	—	(4,251)
Stock-based compensation expense (Note 6)	—	10,314	—	—	10,314
Repurchase of outstanding common stock	(890)	—	(5,000)	—	(5,000)
Net loss	—	—	—	(29,869)	(29,869)
Balances at March 31, 2023	155,958	$969,363	$(158,231)	$(225,982)	$585,150
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
The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected in future periods. The Condensed Consolidated Balance Sheet at December 31, 2022, has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2022. There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
The Company’s subscription and service revenue is recognized primarily from our GoPro subscription and Quik subscription offerings, and is recognized ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue. The Company offers the GoPro subscription which offers a range of services, including unlimited cloud storage supporting source video and photo quality, camera replacement and damage protection, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro gear, mounts and accessories. The Company also offers the Quik subscription that provides access to a suite of simple single-clip and multi-clip editing tools.
For the Company’s camera sale arrangements with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells its products, subscription and service. If a standalone selling price is not directly observable, then the Company estimates the standalone selling prices considering market conditions and entity-specific factors. For example, the standalone selling price for PCS is determined based on a cost-plus approach, which incorporates the level of support provided to customers, estimated costs to provide such support, and the amount of time and costs that are allocated to efforts to develop the undelivered elements.
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
Deferred revenue as of March 31, 2023 and December 31, 2022, includes amounts related to the Company’s subscription and PCS. The Company’s short-term and long-term deferred revenue balances totaled $59.4 million and $60.4 million as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized $16.5 million and $16.6 million of revenue that was included in the deferred revenue balance as of December 31, 2022 and 2021, respectively.
Sales incentives. The Company offers sales incentives through various programs, including cooperative advertising, price protection, marketing development funds and other incentives. Sales incentives are considered to be variable consideration, which the Company estimates and records as a reduction to revenue at the date of sale. The Company estimates sales incentives based on historical experience, product sell-through and other factors. In the first quarter of 2023, the Company made a strategic pricing decision to reduce the manufacturer’s suggested retail price (MSRP) of its cameras effective May 2023. As a result, the Company recorded a $23.5 million price protection charge in the first quarter of 2023 based on estimated channel inventory levels as of the price drop date. Actual price protection claims may differ from the Company’s estimates.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Recent accounting standards. Although there are several new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its condensed consolidated financial statements.

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	March 31, 2023			December 31, 2022
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$87,886	$—	$87,886	$138,394	$—	$138,394
Total cash equivalents	$87,886	$—	$87,886	$138,394	$—	$138,394
Marketable securities:
U.S. treasury securities	$—	$28,407	$28,407	$—	$14,716	$14,716
Commercial paper	—	76,911	76,911	—	87,436	87,436
Corporate debt securities	—	15,951	15,951	—	29,637	29,637
Government securities	—	15,545	15,545	—	11,813	11,813
Total marketable securities	$—	$136,814	$136,814	$—	$143,602	$143,602
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $69.9 million and $85.3 million as of March 31, 2023 and December 31, 2022, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of March 31, 2023 were all less than one year in duration. At March 31, 2023 and December 31, 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At March 31, 2023 and December 31, 2022, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 4 Financing arrangements). The estimated fair value of the 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the 2025 Notes was $137.4 million and $130.1 million as of March 31, 2023 and December 31, 2022, respectively. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the 2025 Notes.
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

3. Condensed consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	March 31, 2023	December 31, 2022
Components	$29,531	$38,400
Finished goods	125,273	88,731
Total inventory	$154,804	$127,131
Property and equipment, net

(in thousands)	March 31, 2023	December 31, 2022
Leasehold improvements	$32,572	$32,472
Production, engineering and other equipment	45,931	46,475
Tooling	8,588	9,033
Computers and software	17,564	17,258
Furniture and office equipment	4,879	4,879
Tradeshow equipment and other	1,746	1,664
Construction in progress	62	59
Gross property and equipment	111,342	111,840
Less: Accumulated depreciation and amortization	(99,182)	(98,513)
Property and equipment, net	$12,160	$13,327
Other long-term assets

(in thousands)	March 31, 2023	December 31, 2022
Long-term deferred tax assets	$288,867	$279,045
Deposits and other	16,067	8,435
Point of purchase (POP) displays	2,152	1,798
Intangible assets, net	15	15
Other long-term assets	$307,101	$289,293

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Intangible assets are comprised of purchased technology, which have a useful life between 20-72 months, and an indefinite life asset. Amortization expense was zero and $0.1 million for the three months ended March 31, 2023 and 2022 respectively. As of March 31, 2023, all of the Company’s purchased technology intangible assets were fully amortized.
Accrued expenses and other current liabilities

(in thousands)	March 31, 2023	December 31, 2022
Accrued sales incentives	$46,518	$41,662
Accrued liabilities(1)	24,975	35,853
Warranty liabilities	6,963	7,825
Employee related liabilities	5,814	11,261
Return liability	4,416	6,002
Customer deposits	2,380	3,428
Inventory received	1,106	233
Purchase order commitments	883	782
Other	12,192	11,831
Accrued expenses and other current liabilities	$105,247	$118,877
(1)    See Note 11 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Three months ended March 31,
(in thousands)	2023	2022
Beginning balance	$8,319	$8,842
Charged to cost of revenue	3,755	2,885
Settlement of warranty claims	(4,829)	(3,715)
Warranty liability	$7,245	$8,012
At March 31, 2023 and December 31, 2022, $7.0 million and $7.8 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.3 million and $0.5 million, respectively, was recorded as a component of other long-term liabilities.

4. Financing arrangements
2021 Credit Facility
In January 2021, the Company entered into a Credit Agreement which provides for a revolving credit facility (2021 Credit Facility) under which the Company may borrow up to an aggregate amount of $50.0 million. In March 2023, the Company amended the 2021 Credit Agreement (collectively, 2021 Credit Agreement). The 2021 Credit Agreement will terminate and any outstanding borrowings become due and payable on the earlier of (i) January 2027 and (ii) unless the Company has cash in a specified deposit account in an amount equal to or greater than the amount required to repay the Company’s 1.25% convertible senior notes due November 2025, 91 days prior to the maturity date of such convertible notes.
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
Borrowed funds accrue interest at the greater of (i) a per annum rate equal to the base rate plus a margin of from 0.50% to 1.00% depending on the Company’s Asset Coverage Ratio or (ii) a per annum rate equal to the Secured

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Overnight Financing Rate plus a 10 basis point premium and a margin of from 1.50% to 2.00% depending on the Company’s Asset Coverage Ratio. The Company is required to pay a commitment fee on the unused portion of the 2021 Credit Facility of 0.25% per annum. Amounts owed under the 2021 Credit Agreement are guaranteed by certain of the Company’s United States subsidiaries and secured by a first priority security interest in substantially all of the assets of the Company and certain of its subsidiaries (other than intellectual property, which is subject to a negative pledge restricting grants of security interests to third parties).
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
At March 31, 2023, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement. The Company has made no borrowings from the 2021 Credit Facility to date, however, there is an outstanding letter of credit of $5.2 million for certain duty related requirements. This was not collateralized by any cash on hand.
Convertible Notes
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
stock and the conversion rate for the 2025 Notes on each such trading day;
•if the Company calls any or all of the 2025 Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately before the redemption date; or
•upon the occurrence of specified corporate events.
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended March 31, 2023, the conditions allowing holders of the 2025 Notes to convert were not met.
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
As of March 31, 2023 and December 31, 2022, the outstanding principal on the 2025 Notes was $143.8 million, the unamortized debt issuance cost was $2.5 million and $2.8 million, respectively, and the net carrying amount of the liability was $141.3 million and $141.0 million, respectively, which was recorded as long-term debt within the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2023 and 2022, the Company recorded interest expense of $0.4 million and $0.4 million, respectively, for contractual coupon interest, and $0.2 million and $0.2 million, respectively, for amortization of debt issuance costs.
2022 Convertible Notes
In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 (2022 Notes), which were repaid in full by their April 15, 2022 maturity date. The 2022 Notes were senior, unsecured obligations of the Company that could be converted into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, based on conversion rates as defined in the indenture. Concurrently with the November 2020 issuance of the 2025 Notes, the Company used $56.2 million of the net cash proceeds from the 2025 Notes to repurchase $50.0 million principal amount of the 2022 Notes through a single, privately negotiated transaction. On April 15, 2022, the Company repaid the remaining $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date. For the three months ended March 31, 2022 the Company recorded interest expense of $1.1 million for contractual coupon interest, and $0.2 million for amortization of debt issuance costs.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

5. Stockholders’ equity
Stock Repurchase Program. On January 27, 2022, the Company’s board of directors authorized the repurchase of up to $100 million of its Class A common stock, and on February 9, 2023, the Company’s board of directors authorized the repurchase of an additional $40 million of its Class A common stock. Stock repurchases under the program may be made periodically using a variety of methods, including without limitation, open market purchases, block trades or otherwise in compliance with all federal and state securities laws and state corporate law and in accordance with the single broker, timing, price, and volume guidelines set forth in Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, as such guidelines may be modified by the SEC from time to time. This stock repurchase program has no time limit and may be modified, suspended, or discontinued at any time. The Company currently intends to hold its repurchased shares as treasury stock.
As of March 31, 2023, the remaining amount of share repurchases under the program was $95.4 million. The following table summarizes share repurchases during the three months ended March 31, 2023 and 2022.

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Shares repurchased	890	1,120
Average price per share	$5.62	$8.93
Value of shares repurchased	$5,000	$10,000

6. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within ten years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2014 Plan generally vest over three years based upon continued service and the Company achieving certain financial and operating targets, and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur. The ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. For additional information regarding the Company’s equity incentive plans, refer to the 2022 Annual Report.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Stock options
A summary of the Company’s stock option activity for the three months ended March 31, 2023 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	3,089	$9.37	5.30	$467
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(57)	15.73
Outstanding at March 31, 2023	3,032	$9.25	5.15	$493

Vested and expected to vest at March 31, 2023	3,032	$9.25	5.15	$493
Exercisable at March 31, 2023	2,538	$9.68	4.60	$343
The aggregate intrinsic value of the stock options outstanding as of March 31, 2023 represents the value of the Company’s closing stock price on March 31, 2023 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the three months ended March 31, 2023 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2022	8,727	$7.19
Granted	5,322	5.96
Vested	(1,980)	6.72
Forfeited	(97)	7.36
Non-vested shares at March 31, 2023	11,972	$6.72
Performance stock units
A summary of the Company’s PSU activity for three months ended March 31, 2023 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2022	686	$7.93
Granted	1,254	5.79
Vested	(233)	7.21
Forfeited	—	—
Non-vested shares at March 31, 2023	1,707	$6.46
Employee stock purchase plan. For the three months ended March 31, 2023 and 2022, the Company issued 0.5 million and 0.3 million shares under its ESPP, respectively, at weighted-average prices of $5.09 and $7.70 per share, respectively.
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
granted and ESPP issuance is estimated using the Black-Scholes option pricing model. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its 2022 Annual Report.
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2023	2022
Cost of revenue	$466	$447
Research and development	4,746	4,158
Sales and marketing	2,178	2,123
General and administrative	2,924	3,108
Total stock-based compensation expense	$10,314	$9,836
The income tax benefit related to stock-based compensation expense was $2.3 million and $2.2 million for the three months ended March 31, 2023 and 2022, respectively. See Note 8, Income taxes, for additional details.
As of March 31, 2023, total unearned stock-based compensation of $79.7 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 2.39 years.

7. Net income (loss) per share
The following table presents the calculations of basic and diluted net income (loss) per share:

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Numerator:
Net income (loss) - Basic	$(29,869)	$5,685
Interest on convertible notes, income tax effected	—	1,521
Net income (loss) - Diluted	$(29,869)	$7,206

Denominator:
Weighted-average common shares - basic for Class A and Class B common stock	155,402	156,864
Effect of dilutive securities	—	31,873
Weighted-average common shares - diluted for Class A and Class B common stock	155,402	188,737

Net income (loss) per share
Basic	$(0.19)	$0.04
Diluted	$(0.19)	$0.04

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2023	2022
Stock-based awards	14,500	4,256
Shares related to convertible senior notes	15,410	—
Total anti-dilutive securities	29,910	4,256
The Company calculated the potential dilutive effect of its 2022 Notes and 2025 Notes under the if-converted method. Under the if-converted method, diluted net income per share was determined by assuming all of the 2022 Notes and the 2025 Notes were converted into shares of the Company’s Class A common stock at the beginning of the reporting period. In addition, in periods of net income, interest charges on the 2022 Notes and 2025 Notes, which includes both coupon interest and amortization of debt issuance costs, were added back to net income on an after-tax effected basis.
The Company’s 2022 Notes matured on April 15, 2022 and the Company’s 2025 Notes will mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing arrangements. The 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election.
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
8. Income taxes
The following table provides the income tax benefit amount:

	Three months ended March 31,
(dollars in thousands)	2023	2022
Income tax benefit	$(8,253)	$(51)
The Company recorded an income tax benefit of $8.3 million for the three months ended March 31, 2023 on pre-tax net loss of $38.1 million. The Company’s income tax benefit for the three months ended March 31, 2023 was composed of $8.8 million of tax benefit incurred on pre-tax loss, and discrete items that primarily included $0.3 million of nondeductible equity tax expense for employee stock-based compensation, and $0.1 million of tax expense related to the foreign provision to income tax return adjustments.
For the three months ended March 31, 2022, the Company recorded an income tax benefit of $0.1 million on pre-tax net income of $5.6 million. The Company’s income tax benefit for the three months ended March 31, 2022, was composed of $1.4 million of tax expense incurred on pre-tax income, and discrete items that primarily included a $1.4 million of net excess tax benefit for employee stock-based compensation.
At March 31, 2023 and December 31, 2022, the Company’s gross unrecognized tax benefits were $24.4 million and $23.4 million, respectively. If recognized, $10.6 million of these unrecognized tax benefits (net of United States federal benefit) at March 31, 2023 would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The Company conducts business globally and as a result, files income tax returns in the United States and foreign jurisdictions. The Company’s unrecognized tax benefits relate primarily to unresolved matters with taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months, it is possible that up to $2.4 million of uncertain tax position could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
9. Commitments, contingencies and guarantees
Facility Leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Operating lease cost (1)	$3,358	$2,850
Sublease income	(723)	(731)
Net lease cost	$2,635	$2,119
(1)    Operating lease cost includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,791	$3,777
Right-of-use assets obtained in exchange for operating lease liabilities	186	—

Supplemental balance sheet information related to leases was as follows:

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years) - operating leases	3.61	3.81
Weighted-average discount rate - operating leases	6.1%	6.1%

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2023, maturities of operating lease liabilities were as follows:

(in thousands)	March 31, 2023
2023 (remaining 9 months)	$8,483
2024	12,350
2025	11,903
2026	11,727
2027	973
Thereafter	—
Total lease payments	45,436
Less: Imputed interest	(5,087)
Present value of lease liabilities	$40,349
Other Commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of March 31, 2023, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $222.5 million.
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of March 31, 2023, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	March 31, 2023	December 31, 2022
Customer A	26%	30%
Customer B	11%	11%
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended March 31,
(in thousands)	2023	2022
Accounts receivable sold	$16,678	$23,949
Factoring fees	260	53
No third-party customer represented 10% or more of the Company's total revenue as of March 31, 2023 and 2022.
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
Geographic information
Revenue by geographic region was as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Americas	$89,519	$102,583
Europe, Middle East and Africa (EMEA)	46,016	61,531
Asia and Pacific (APAC)	39,185	52,591
Total revenue	$174,720	$216,705
Revenue from the United States, which is included in the Americas geographic region, was $75.6 million and $85.2 million, for the three months ended March 31, 2023 and 2022, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of March 31, 2023 and December 31, 2022, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $3.2 million and $4.0 million, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
11. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Cost of revenue	$1	$18
Research and development	11	152
Sales and marketing	6	85
General and administrative	3	49
Total restructuring charges	$21	$304
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
The following table provides a summary of the Company’s restructuring activities and the movement in the related liabilities recorded in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets under the fourth quarter 2022 restructuring.

(in thousands)	Contract and Other Costs	Total
Restructuring liability as of December 31, 2022	$7,833	$7,833
Cash paid	(7,430)	(7,430)
Restructuring liability as of March 31, 2023	$403	$403

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note About Forward-Looking Statements in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading Risk Factors in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
This MD&A is organized as follows:
•Overview. Discussion of our business, overall analysis of our financial performance and other highlights affecting the business in order to provide context for the remainder of the MD&A.
•Results of Operations. Analysis of our financial results comparing the first quarter of 2023 to 2022.
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
In September 2022, we began shipping our HERO11 Black flagship camera that includes our GP2 processor, a larger image sensor and HyperSmooth 5.0 image stabilization. The larger image sensor provides 10-bit color video at up to 5.3K video at 60 frames per second, 27 megapixel (MP) photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and Hyperview, which allows for a 16:9 field of view. HyperSmooth 5.0 image stabilization includes 360-degree Horizon Lock, which keeps video footage steady. The HERO11 Black also includes the Enduro Battery, which improves the camera performance in both cold and moderate temperatures, TimeWarp 3.0, Night Effects Time Lapse, and a front-facing and rear touch display. We also began shipping our HERO11 Black Creator Edition which is an all-in-one content capturing bundle that makes vlogging, filmmaking and live streaming easier than ever. Creator Edition combines the HERO11 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.
In November 2022, we also began shipping our HERO11 Black Mini camera which has all the power of the HERO11 Black, but is smaller and lighter without a rear touch display, simpler with video only functionality, and

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
features an easy one-button design. The HERO11 Black Mini includes our GP2 processor, the larger image sensor used in our HERO11 Black flagship camera, HyperSmooth 5.0 image stabilization and the Enduro Battery.
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
We continue to monitor the current evolving macroeconomic landscape. Increasing inflation and recession concerns places pressure on many areas of our business, including our product pricing, operating expenses, component pricing and consumer spending. In fiscal year 2022, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. Although the U.S. dollar weakened slightly relative to other foreign currencies in the first quarter of 2023, the U.S. dollar remained strong compared to the first quarter of 2022. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively impacted. See Item 1A. Risk Factors for further discussion of the possible impact of inflation and the strong U.S. dollar on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

% Change
(units and dollars in thousands, except per share amounts)	Q1 2023	Q4 2022	Q1 2022	Q1 2023 vs. Q4 2022	Q1 2023 vs. Q1 2022
Revenue	$174,720	$321,021	$216,705	(46)%	(19)%
Camera units shipped (1)	462	850	523	(46)%	(12)%
Gross margin (2)	30.0%	32.5%	41.8%	(250)	bps	(1,180)	bps
Operating expenses	$92,316	$102,596	$82,314	(10)%	12%
Net income (loss)	$(29,869)	$3,073	$5,685	(1,072)%	(625)%
Diluted net income (loss) per share	$(0.19)	$0.02	$0.04	(1,050)%	(575)%
Cash provided by (used in) operations	$(67,102)	$25,562	$(73,407)	(363)%	(9)%

Other financial information:
Adjusted EBITDA (3)	$(27,526)	$22,014	$20,649	(225)%	(233)%
Non-GAAP net income (loss) (4)	$(28,577)	$21,090	$15,196	(236)%	(288)%
Non-GAAP diluted net income (loss) per share	$(0.18)	$0.12	$0.09	(250)%	(300)%
(1)     Represents the number of camera units that are shipped during a reporting period, net of any returns.
(2)    One basis point (bps) is equal to 1/100th of 1%.
(3)     We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of provision for income taxes, interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, and restructuring and other costs, including right-of-use asset impairment charges.
(4)    We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges, and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.
Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented under Non-GAAP Financial Measures.
First quarter 2023 financial performance
In connection with our decision to reduce the manufacturer’s suggested retail price (MSRP) of our cameras in May 2023, we incurred a $23.5 million price protection charge which negatively impacted revenue, gross margin and earnings in the first quarter of 2023. Camera units shipped in the first quarter of 2023 were 462 thousand, compared to 523 thousand camera units for the same period of 2022. These two factors and the continued strength of the U.S. dollar relative to the first quarter of 2022 primarily contributed to the 19.4% year-over-year revenue decrease to $174.7 million in the first quarter of 2023. On a constant currency basis, we estimate that our first quarter 2023 revenue was negatively impacted by approximately $7.4 million due to the strengthening of the U.S. dollar year-over-year. Our average selling price, as defined as total revenue divided by camera units shipped, was $378 for the first quarter of 2023, or an 8.6% decrease year-over-year. Our first quarter 2023 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 87% compared to 92% for the same period in 2022. GoPro.com revenue was $94.9 million in the first quarter of 2023 and represented 54.3% of total revenue, compared to 40.9% of total revenue for the same period in 2022. Retail revenue represented 45.7% and 59.1% of total revenue for the first quarter of 2023 and 2022, respectively. Subscription and service revenue, which is included in the GoPro.com channel, was $23.2 million in the first quarter of 2023, or a 24.4% increase year-over-year. We had 2.36 million GoPro subscribers as of March 31, 2023, a 36% increase year-over-year. In the first quarter of 2023, our GoPro subscriber attach rate from sales on GoPro.com remained steady at above 90%, while our GoPro subscriber attach rate from post-camera purchases at retail through our

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quik app increased to nearly 50% from 39% from the same period in 2022, a 23% improvement. In the first quarter of 2023, our subscription and service revenue benefited from an 11% increase in our annual subscriber retention rate compared to the same period in 2022. Our annual subscriber retention rate for the first-year renewal was in a range of 60% to 65%. In addition, our annual subscriber retention rate for the second-year renewal was in a range of 70% to 75%. The gross margin percentage for the first quarter of 2023 was 30.0%, down from 41.8% in the first quarter of 2022, which was primarily impacted by a $23.5 million price protection charge or approximately 830 bps. On a constant currency basis, we estimate gross margin would have been 33.1%. Net loss for the first quarter of 2023 was $29.9 million compared to net income of $5.7 million in the same period in 2022. Adjusted EBITDA for the first quarter of 2023 was negative $27.5 million, compared to positive $20.6 million for the same period in 2022.
Our annual GoPro subscriber retention rate represents the annual number of subscribers that renewed their subscription in the period over the number of annual GoPro subscribers with renewal dates in the same period. The number of churned GoPro subscribers represents those subscribers that did not renew their subscription on their renewal date. Our GoPro subscriber attach rate from sales on GoPro.com represents the number of new subscriptions sold on GoPro.com in the period over the number of camera unit sales to customers eligible for a new GoPro subscription on GoPro.com for the same period. Our GoPro subscriber attach rate from post-camera purchases through retail on our Quik app represents the number of new GoPro subscribers in the period over the corresponding number of estimated camera units sold through the retail channel.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred an operating loss in the first quarter of 2023, although we have previously generated positive operating income for the full years of 2022 and 2021, and continue to make strategic decisions to drive volume, growth and profitability in our business. Despite the operating loss in the first quarter of 2023, our 2022 and prior years restructuring actions, along with continued effective cost management, have allowed us to scale our on-going operating expenses based on our growth strategies, resulting in a more efficient global organization that has allowed for improved communication and better alignment among our functional teams. We remain focused on increasing sales volume via our retail channel and through GoPro.com, which was the catalyst for the recently announced strategic price move. We will continue to cultivate the partnerships with our distributors and retailers, in order to grow sales in the retail channel. Our expectation is sales in our retail channel will increase relative to sales on GoPro.com as a result of the strategic price move. In addition, the subscription attach rate increased on the app for sales in the retail channel. We have grown our subscribers and subscription revenue over the past several years and continue to make strategic decisions to enhance our subscription offerings, grow subscribers, and increase subscription revenue.
If we are unable to generate adequate unit sales and revenue growth as a result of the strategic price move, successfully increase retail sales, grow subscribers and subscription revenue, continue to effectively manage our expenses, and navigate the volatile macroeconomic environment (including interest rates, currency exchange rates, and recession fears), we may incur significant losses in the future and may not be able to return to profitability.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, mobile applications and other new offerings. We plan to further build upon our integrated mobile, desktop and cloud-based storytelling solutions, and subscription offerings. Our investments, including those for marketing and advertising, may not successfully drive increased revenue and our customers may not accept our new offerings. If we fail to innovate and enhance our brand, our products, our mobile and desktop app experience or the value proposition of our subscription, our market position and revenue will be adversely affected. Further, we have incurred substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Improving Profitability. We believe that our continued focus on growing our total addressable market from our retail and GoPro.com channels, including subscription and service revenue, will support our ability to return to profitability on an annual basis due to expected increases in unit volume and continued operating expense control. We continue to believe that international markets represent a significant opportunity to achieve profitability. While the total market for digital cameras has continued to decline as smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our mobile and desktop app and cloud solutions, our continued innovation of product features desired by our users, and our brand, all help support our business from many of the negative trends facing this market. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. Sales in international locations subjects us to foreign currency exchange rate fluctuations that may cause us to adjust pricing which may make our products more or less attractive to the consumer. Continued fluctuations in foreign currency exchange rates could have a continued impact on our future operating results.
Our profitability also depends on the continued success of our subscription and service offerings. If we are not successful in maintaining our product sales, subscription and service offerings, increasing our paid subscriber base through both GoPro.com and retail aftermarket mobile app attach, and improving subscriber retention, we may not be able to return to profitably and we may not recognize benefits from our investment in new areas.
Marketing the improved GoPro experience. We intend to focus our marketing resources to highlight our camera features, subscription and service benefits, and further improve brand recognition. Historically, our growth has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. Our goal of profitability depends on continuing to reach, expand and re-engage with this core user base in alignment with our strategic priorities. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
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
Macroeconomic Risks. Macroeconomic conditions affecting the level of consumer spending includes fluctuations in foreign exchange rates and interest rates, market volatility, inflation and volatility in the global banking system. Although the majority of our retail sales occur in United States dollars, we primarily sell in local currency through our GoPro.com channel, which subjects us to exchange rate fluctuations that may cause us to adjust pricing which may make our products more or less attractive to the consumer. If sales denominated in foreign currencies increase in the future, fluctuations in foreign exchange rates could have a continued impact on our future operating results. Some product costs have become subject to inflationary pressure and we may not be able to fully offset such higher costs through price increases. Our inability or failure to adjust pricing could harm our business, financial condition, and operating results.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended March 31,
(dollars in thousands)	2023		2022
Revenue	$174,720	100%	$216,705	100%
Cost of revenue	122,218	70	126,229	58
Gross profit	52,502	30	90,476	42
Operating expenses:
Research and development	38,185	22	31,598	15
Sales and marketing	38,055	22	35,373	16
General and administrative	16,076	9	15,343	7
Total operating expenses	92,316	53	82,314	38
Operating income (loss)	(39,814)	(23)	8,162	4
Other income (expense):
Interest expense	(1,153)	(1)	(2,209)	(1)
Other income (expense), net	2,845	2	(319)	—
Total other income (expense), net	1,692	1	(2,528)	(1)
Income (loss) before income taxes	(38,122)	(22)	5,634	3
Income tax benefit	(8,253)	(5)	(51)	—
Net income (loss)	$(29,869)	(17)%	$5,685	3%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended March 31,
	2023	2022	% Change
Camera units shipped	462	523	(12)%

Average selling price	$378	$414	(9)

Retail	$79,809	$128,080	(38)
Percentage of revenue	45.7%	59.1%
GoPro.com	$94,911	$88,625	7
Percentage of revenue	54.3%	40.9%
Total revenue	$174,720	$216,705	(19)%

Americas	$89,519	$102,583	(13)%
Percentage of revenue	51.3%	47.3%
Europe, Middle East and Africa (EMEA)	$46,016	$61,531	(25)
Percentage of revenue	26.3%	28.4%
Asia and Pacific (APAC)	$39,185	$52,591	(25)
Percentage of revenue	22.4%	24.3%
Total revenue	$174,720	$216,705	(19)%
Revenue for the first quarter of 2023 was $174.7 million, or a 19.4% decrease from the same period in 2022, primarily due to our decision to reduce the MSRP of our cameras in May 2023, a reduction in camera units shipped year-over-year and the continued strength of the U.S. dollar relative to the year ago quarter. The reduction in MSRP resulted in a $23.5 million price protection charge, while units shipped in the quarter decreased 11.8% year-over-year to 462 thousand. The price protection charge was based on estimated channel inventory levels as of the price drop date. Actual price protection claims may differ from our estimates. The decrease in units shipped was partially due to the macroeconomic factors impacting U.S. big box customers as they focused on reducing on-hand inventory levels. Inventory in the channel reduced by approximately 95,000 camera units sequentially, as a result of continued inventory tightening by retailers. On a constant currency basis, we estimated that our first quarter 2023 revenue was negatively impacted by approximately $7.4 million compared to the same period in 2022. Subscription and service revenue increased 24% year-over-year to $23.2 million, which is included in the GoPro.com channel. Our first quarter 2023 average selling price decreased 8.6% year-over-year to $378. Our first quarter 2023 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 87% compared to 92% for the same period in 2022.
Cost of revenue and gross margin

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
Cost of revenue	$121,751	$125,717	(3)%
Stock-based compensation	466	447	4
Acquisition-related costs	—	47	(100)
Restructuring costs	1	18	(94)
Total cost of revenue	$122,218	$126,229	(3)%
Gross margin	30.0%	41.8%	(1,180)	bps

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross margin of 30.0% for the first quarter of 2023 decreased from 41.8% in the same period of 2022, or 1,180 bps, primarily due to the impact of a $23.5 million price protection charge related to the May 2023 reduction in MSRP, 830 bps, lower volume on operation costs, 250 bps, the negative effect of foreign currency exchange rates when compared to the first quarter 2022 sales, 220 bps, and increased product costs, 210 bps, partially offset by increased margin contribution from subscriptions of 330 bps.
Research and development

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
Research and development	$33,428	$27,288	23%
Stock-based compensation	4,746	4,158	14
Restructuring costs	11	152	(93)
Total research and development	$38,185	$31,598	21%
Percentage of revenue	21.9%	14.6%
The year-over-year increase of $6.6 million, or 21%, in total research and development expense for the first quarter of 2023 compared to the same period of 2022 was primarily driven by a $3.9 million increase in development work on our next generation system-on-chip and a $2.7 million increase in cash based personnel-related costs.
Sales and marketing

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
Sales and marketing	$35,871	$33,165	8%
Stock-based compensation	2,178	2,123	3
Restructuring costs	6	85	(93)
Total sales and marketing	$38,055	$35,373	8%
Percentage of revenue	21.8%	16.3%
The year-over-year increase of $2.7 million, or 8%, in total sales and marketing expense for the first quarter of 2023 compared to the same period of 2022 was primarily driven by a $1.6 million increase in consulting and professional services, and the HERO11 Black one million dollar challenge occurring in the first quarter of 2023 compared to the HERO10 Black one million dollar challenge occurring in the fourth quarter of 2021.
General and administrative

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
General and administrative	$13,149	$12,186	8%
Stock-based compensation	2,924	3,108	(6)
Restructuring costs	3	49	(94)
Total general and administrative	$16,076	$15,343	5%
Percentage of revenue	9.2%	7.1%
The year-over-year increase of $0.7 million, or 5%, in total general and administrative expense for the first quarter of 2023 compared to the same period of 2022 primarily reflected a $1.1 million increase in consulting and professional services partially offset by a $0.5 million decrease in cash based personnel-related costs.

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
See Note 11 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements.
Other income (expense)

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
Interest expense	$(1,153)	$(2,209)	(48)%
Other income (expense), net	2,845	(319)	(992)
Total other expense, net	$1,692	$(2,528)	(167)%
Total other expense, net, decreased $4.2 million for the first quarter of 2023 compared to the same period of 2022, primarily due to higher yields on our cash and marketable securities resulting in an increase in interest income of $2.7 million, a $1.1 million decrease in cash interest expense as our 2022 Notes matured and were paid in the second quarter of 2022, and a $0.4 million increase in net foreign exchange rate-based gains.
Income taxes

	Three months ended March 31,
(dollars in thousands)	2023	2022	% Change
Income tax benefit	$(8,253)	$(51)	16,082%
We recorded an income tax benefit of $8.3 million for the three months ended March 31, 2023, on pre-tax net loss of $38.1 million. Our income tax benefit for the three months ended March 31, 2023 primarily resulted from a tax benefit on pre-tax book loss, partially offset by the nondeductible equity tax expense from stock-based compensation, and an income tax expense related to the foreign provision to income tax return adjustments.
See Note 8 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$157,826	$223,735
Marketable securities	136,814	143,602
Total cash, cash equivalents and marketable securities	$294,640	$367,337
Percentage of total assets	29%	34%
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
As of March 31, 2023, our cash, cash equivalents and marketable securities totaled $294.6 million. Our cash, net of the outstanding principal balance of the 2025 Notes, as of March 31, 2023 was $150.9 million. The overall cash used in operating activities of $67.1 million for the three months ended March 31, 2023 was primarily attributable to net loss of $29.9 million and net cash outflows from changes in our working capital of $39.7 million, and deferred income tax benefit of $9.9 million, partially offset by net cash inflows from other non-cash expenses of $12.4 million. Working capital changes for the three months ended March 31, 2023 of $39.7 million were the result of a decrease in accounts payable and other liabilities of $27.6 million, an increase in inventory of $27.7 million, an increase in prepaid expenses and other assets of $3.3 million, and a decrease in deferred revenue of $1.0 million, partially offset by a decrease in accounts receivable of $19.9 million. As of March 31, 2023, $15.6 million of cash was held by our foreign subsidiaries.
Convertible Notes
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
In connection with the offering of the 2025 Notes, we entered into privately negotiated capped call transactions with certain financial institutions (Capped Calls). We used $10.2 million of the net proceeds from the sale of the 2025 Notes to purchase the Capped Calls and $56.2 million of the net proceeds to repurchase $50.0 million of the $175.0 million aggregate principal amount of the 2022 Notes, which we issued in April 2017. The remaining net proceeds were used for general corporate purposes. On April 15, 2022, we repaid the remaining $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date.
There have been no significant changes to our contractual obligations and commitments disclosed in our 2022 Annual Report.
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
•In January 2021, we entered into the 2021 Credit Agreement, which provides for a revolving credit facility under which we may borrow up to an aggregate amount of $50.0 million. As amended in March 2023, our credit facility will terminate and any outstanding borrowings become due and payable on the earlier of (i) January 2027 and (ii) unless we have cash in a specified deposit account in an amount equal to or greater than the amount required to repay our 1.25% convertible senior notes due November 2025, 91 days prior to the maturity date of such convertible notes. No borrowings have been made from the credit facility to date (See Note 4 Financing arrangements, in the Notes to Condensed Consolidated Financial Statements for additional information).

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
•The $143.8 million aggregate principal amount of the 2025 Notes matures on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. We intend to deliver cash up to the principal amount of the 2025 Notes, based on our current and projected liquidity levels.
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
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2023	2022	% Change
Net cash provided by (used in):
Operating activities	$(67,102)	$(73,407)	(9)%
Investing activities	$7,735	$(7,731)	(200)%
Financing activities	$(6,927)	$(14,576)	(52)%
Cash flows from operating activities
Cash used in operating activities of $67.1 million for the three months ended March 31, 2023 was primarily attributable to net loss of $29.9 million, net cash outflows from changes in our working capital of $39.7 million, and deferred income tax benefit of $9.9 million, partially offset by net cash inflows from other non-cash expenses of $12.4 million. Working capital changes for the three months ended March 31, 2023 of $39.7 million were the result of a decrease in accounts payable and other liabilities of $27.6 million, an increase in inventory of $27.7 million, an increase in prepaid expenses and other assets of $3.3 million, and a decrease in deferred revenue of $1.0 million, partially offset by a decrease in accounts receivable of $19.9 million.
Cash flows from investing activities
Cash provided by investing activities of $7.7 million for the three months ended March 31, 2023 was primarily attributable to maturities of marketable securities of $34.0 million, partially offset by purchases of marketable securities of $25.8 million and net purchases of property and equipment of $0.5 million.
Cash flows from financing activities
Cash used in financing activities of $6.9 million for the three months ended March 31, 2023 was primarily attributable to repurchases of our outstanding common stock of $5.0 million and $4.3 million in tax payments for net restricted stock unit (RSU) settlements, partially offset by $2.3 million of inflows from stock purchases made through our employee stock purchase plan and employee stock option exercises.
Indemnifications
The information set forth under Note 9 Commitments, contingencies and guarantees to the condensed consolidated financial statements under the caption Indemnifications is incorporated herein by reference.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2022 Annual Report.

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
•GAAP and non-GAAP net income (loss) per share includes the dilutive, tax effected cash interest expense associated with our 2022 Notes and 2025 Notes in periods of net income, as if converted at the beginning of the period; and
•other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended March 31,
(in thousands)	2023	2022
Net income (loss)	$(29,869)	$5,685
Income tax benefit	(8,253)	(51)
Interest (income) expense, net	(1,683)	2,111
Depreciation and amortization	1,809	2,302
POP display amortization	417	687
Stock-based compensation	10,314	9,836
Restructuring and other costs	(261)	79
Adjusted EBITDA	$(27,526)	$20,649
The following table presents a reconciliation of net income (loss) to non-GAAP net income (loss):

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Net income (loss)	$(29,869)	$5,685
Stock-based compensation	10,314	9,836
Acquisition-related costs	—	47
Restructuring and other costs	(261)	79
Income tax adjustments	(8,761)	(451)
Non-GAAP net income (loss)	$(28,577)	$15,196

GAAP net income (loss) - basic	$(29,869)	$5,685
Add: Interest on convertible notes, tax effected	—	1,521
GAAP net income (loss) - diluted	$(29,869)	$7,206

Non-GAAP net income (loss) - basic	$(28,577)	$15,196
Add: Interest on convertible notes, tax effected	—	1,521
Non-GAAP net income (loss) - diluted	$(28,577)	$16,717

GAAP diluted net income (loss) per share	$(0.19)	$0.04
Non-GAAP diluted net income (loss) per share	$(0.18)	$0.09

GAAP shares for basic net income (loss) per share	155,402	156,864
Add: Effect of dilutive securities	—	31,873
GAAP shares for diluted net income (loss) per share	155,402	188,737
Add: Effect of non-GAAP only dilutive securities	—	—
Non-GAAP shares for diluted net income (loss) per share	155,402	188,737

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com is denominated in U.S. dollars and various foreign currencies. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Singaporean dollar, Australian dollar, and Canadian dollar. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars. Our first quarter 2023 revenue was negatively impacted by approximately $7.4 million when compared to the same period in 2022 due to the strengthening of the U.S. dollar.
To date, we have not entered into any foreign currency exchange contracts or derivatives and we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.
Interest rate risk. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities are comprised of money market funds, U.S. treasury securities, commercial paper, government securities and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the nature of our investment portfolio, we do not believe that an immediate 10% shift in interest rates would have a material effect on the fair value of our investment portfolio.
The fair value of our 2025 Convertible Senior Notes (2025 Notes) is subject to interest rate risk, market risk and other factors due to the conversion feature. The capped call that was entered into concurrently with the issuance of our 2025 Notes were completed to reduce the potential dilution from the conversion of the 2025 Notes. The fair value of the 2025 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2025 Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price declines. The interest and market value changes affect the fair value of the 2025 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of March 31, 2023. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1, Note 9 Commitments, contingencies and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended March 31, 2023.

Item 1A. Risk Factors
The risks described in Risk Factors in our 2022 Annual Report on Form 10-K (the 2022 Annual Report), and as supplemented below, could materially and adversely affect our business, financial condition and results of operations. The risk factors below do not identify all risks that we face; our operations or financial condition could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
Risk Factor Summary
•We may not be able to achieve revenue growth or profitability in the future, and if revenue growth or profitability is achieved, we may not be able to sustain it.
•An economic downturn or economic uncertainty in the United States and international markets, as well as inflation, market volatility, increasing interest rates or fluctuations in currency exchange rates may adversely affect consumer spending and demand for our products, which could impact our operating results or financial position.
•Our goal to grow revenue and be profitable relies upon our ability to grow unit sales, and we may not be successful in doing so.
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
•Our international operations account for a significant portion of our revenue and operating expenses and are subject to challenges and risks. Adverse developments in global economic or geopolitical conditions, or the occurrence of other world events, could materially adversely affect our revenue and results of operations.
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
Our cumulative GAAP income from the past three years may not be sustainable in future periods. We may not be able to achieve our forecast, sustain revenue growth or profitability, and our operating results may fluctuate unpredictably. For example, our annual revenue decreased slightly from 2021 to 2022 from $1.16 billion to $1.09 billion respectively. In addition, we incurred operating income of $39.0 million and $113.2 million for the full year in 2022 and 2021, respectively. In future periods, we could experience declines in revenue, or revenue could remain flat or grow more slowly than we expect, which could have a material negative effect on our future operating results.
Lower levels of revenue, lower product margins or higher levels of operating expenses in future periods may result in losses or limited profitability. We may experience lower levels of revenue, lower product margins or higher levels of operating expenses for a variety of reasons, including, among other factors: ineffective investments in product innovation, advertising and marketing; increasing freight rates; shipping delays; increased supply chain costs; impact of currency exchange rates; failure to maintain higher average sales pricing for our cameras; or a recession or other sustained adverse market events that materially impacts consumer purchases of discretionary items, such as our products.
Additionally, we have implemented company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, in order to focus our resources on cameras, accessories, and subscription and service. For example, in connection with the emergence of the COVID-19 pandemic, we implemented a restructuring plan in April 2020 (the 2020 Restructuring Plan) to realign our workforce to areas of growth combined with certain cost saving measures which reduced our operating expenses in 2020. We may not sustain cost savings from these previous actions. We may continue to experience fluctuating revenue, expenses and profitability for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our 2022 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
An economic downturn or economic uncertainty in the United States and international markets, as well as inflation, market volatility, increasing interest rates or fluctuations in currency exchange rates may adversely affect consumer spending and demand for our products, which could impact our operating results or financial position.
Factors affecting the level of consumer spending include general market conditions, macroeconomic conditions, geopolitical conditions, tax rates, inflation, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and a reduction in consumer spending or disposable income that may affect us more significantly than companies in other industries and companies with more diversified products.
The majority of our sales occur in United States dollars (U.S. dollar). An increase or decrease in the value of the U.S. dollar against the Euro and other foreign currencies could impact sales of our products, which could have a material impact on our operating results. For example, a strengthening U.S. dollar relative to other currencies could increase the real cost to consumers of our products in those markets outside the United States, which could lower sales and/or cause us to reduce our selling price to retailers and distributors in those markets. If global economic conditions are volatile or deteriorate, consumers may delay or reduce purchases of our products resulting in lower consumer demand for our products such that we may not reach our sales targets. Some product costs have become subject to inflationary pressure and we may not be able to fully offset such higher costs through price increases; our inability or failure to offset any such higher costs as necessary could harm our business, financial condition, and operating results. Additionally, in 2022, the Euro, Japanese yen and British pound all experienced declines in value relative to the U.S. dollar, which negatively affected our results of operations during the second, third, and fourth quarter of 2022 when compared to the prior year periods and could continue to negatively impact our results of operations in future periods if the U.S. dollar strengthens relative to foreign currencies.

Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. While we did not hold any cash directly at SVB, we regularly maintain cash balances at third-party financial institutions more than the FDIC insurance limit and there is no guarantee that the federal government would guarantee all depositors if such financial institutions were to fail, as they did with SVB depositors, in the event of further bank closures and continued instability in the global banking system. Any future adverse developments in the global banking system could directly or indirectly negatively impact our results of operations.
Our goal to grow revenue and be profitable relies upon our ability to grow unit sales, and we may not be successful in doing so.
Our ability to grow revenue and be profitable relies on increasing unit sales. We have invested significant resources in our GoPro.com sales channel, and our future growth also relies, in part, on our continued ability to attract consumers to this channel, which has and will require significant expenditures in marketing, software development and infrastructure. Our future growth also relies, in part, on increasing sales through our current retail partners and distributors, as well as expanding our retail footprint.
Retail and distribution partners may perceive themselves to be at a disadvantage based on direct-to-consumer sales offered through GoPro.com. Due to these and other factors, conflicts with our GoPro.com sales channel could arise and cause retail partners and distributors to divert resources away from the marketing, promotion, and sale of our products. For example, our retailers may decide not to adequately display our products, choose to reduce the space for our products and POP displays in their stores, choose not to carry some or all of our products, or promote competitors’ products over ours, and any reduction in sales or decreases in revenue by our current distributors and retailers or loss of key distributors or retailers could adversely affect our revenue, operating results and financial condition.
We may not be able to acquire and retain subscribers at all or at historical rates, which could adversely impact our results of operations and our ability to be profitable.
We have experienced continuous growth in our subscription service over the past several years. Our revenue growth and profitability is dependent on our ability to continuously attract and retain subscribers, and we cannot be certain that efforts to do so will be successful. Any changes to our subscription offerings could have an adverse effect on the success of our subscription service, attracting new subscribers and retaining existing subscribers. There are many factors that could lead to slowing subscriber growth or a decline in subscribers, including a decline in camera sales, attach rates or retention rates, our failure to introduce new features, benefits, products, or services that customers desire, changes to existing products, services and pricing that are not favorably received by our customers, or changes in the perceived value of our offerings. For example, part of our subscription growth strategy is dependent on expanding our distribution and retail channels and increasing unit sales which we believe will lead to an increase in subscribers. If the attach rate is less than what we forecasted, particularly the retail attach rate, this could have a negative impact on our overall subscriber growth plans. A decline in subscribers could have an adverse effect on our business, financial condition, and operating results.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications and other products and services. Our research and development expenses were $139.9 million, $141.5 million and $131.6 million for 2022, 2021 and 2020, respectively and we expect that our research and development expenses will continue to be substantial in 2023 as we develop innovative technologies. Unanticipated problems in developing products could divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
Additionally, as a result of the macroeconomic environment, we may not be able to accurately forecast consumer demand and inventory requirements and appropriately manage inventory to meet demand. For example, inflationary pressures may have an impact on consumers’ share of wallet or our ability to raise prices. We have, and may in the future, reduce prices to stimulate demand. We offer retroactive price protection to certain of our retailers and distributors. For example, we recorded a $23.5 million price protection charge in the first quarter of 2023 based on estimated channel inventory levels. Actual price protection claims may differ from our estimates. If price protection adjustments are higher than expected, our future results of operations could be materially and adversely affected. With respect to management and supply costs, we may be impacted by heightened demand for specialty memory, components and batteries that are not supported by our manufacturing partners. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.
In addition, the introduction or announcement of new products or product enhancements may shorten the life cycle of our existing products or reduce demand for our current products, thereby offsetting any benefits of successful product introductions and potentially lead to challenges in managing inventory of existing products.
Additionally, our brand and product marketing efforts are critical to stimulating consumer demand. We market our products globally through a range of advertising and promotional programs and campaigns, including social media. If we do not successfully market our products or invest in the right campaigns or promotions for the right products at the right time, the lack of success or increased costs of promotional programs could have an adverse effect on our business, financial condition and results of operations.
If our sales fall below our forecasts, especially during the holiday season, our overall financial condition and results of operations could be adversely affected.
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2022, greater demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 29%, 34% and 40% of our 2022, 2021 and 2020 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue due to macroeconomic conditions, the inflationary impact on consumers’ share of wallet, product release patterns, declines in the effectiveness of our promotional activities or product mix, charges incurred against new products to support promotional activities for such new products, pricing pressures, supply chain disruptions, shipping delays, or for any other reason, could cause our annual results of operations to suffer significantly.

In addition, we typically experience lower revenue in the first half of the year as a percentage of total revenue for the year, as compared to second half revenue. First half revenue comprised 43%, 39% and 28% of our annual 2022, 2021 and 2020 revenue, respectively.
We rely on third-party suppliers, some of which are sole-source suppliers, to provide services and components for our products which may lead to supply shortages and other services, long lead times for components, and supply changes, any of which could disrupt our supply chain or our operations and may increase our costs.
Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. We do not have internal manufacturing capabilities and rely on several contract manufacturers, located in China and Thailand, to manufacture our products. All of the components that go into the manufacturing of our cameras and accessories are sourced from third-party suppliers. We do not control our contract manufacturers or suppliers, including their capacity, bandwidth, or costs of their labor, environmental or other practices.
Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules and such lead times could increase as a result of shipping disruptions, global conflicts (including the ongoing conflict in Ukraine), or other factors. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable, including as a result of global conflict and pandemics, including any significant resurgence of the ongoing COVID-19 pandemic.
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
Our reliance on single source, or a small number of suppliers, involves a number of additional risks, including risks related to supplier capacity constraints, component availability, price increases, timely delivery, component quality, failure of a key supplier to remain in business and adjust to market conditions, delays in, or the inability to execute on, a supplier roadmap for components and technologies, and natural disasters, fire, acts of terrorism, global conflicts, pandemics or other catastrophic events.
In particular, for our camera designs we incorporate system on chips, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique design and performance profiles, and as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 system on chip in MAX as well as our HERO9 and HERO8 Black cameras and the GP2 system on chip in our HERO11 Black, HERO11 Black Mini, HERO10 Black and HERO10 Black Bones cameras and rely on a single source for GP1 and GP2, and we are subject to price increases for those components. Costs for the components that comprise GP1 and GP2 could continue to increase even as prices for commodity hardware declines.
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
We may not be able to expand our subscription and service offerings and cannot be certain that these efforts will be successful, and as a result, we may not be able to increase our total addressable market, revenue or operating profit. We may not be able to expand our market, revenue and gross margin through this strategy on a timely basis, or at all, or recognize the benefits of our investments in this strategy, and we may not be successful in providing tools that our users adopt or believe are easy to use, which will negatively affect our future growth.

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
We expect to derive the majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future and an increasing amount of revenue attributable from our subscription and service. A decline in the price or unit demand for these products, whether due to a shift in our sales channel strategy, or macroeconomic conditions, including variable tariff rates, competition or otherwise, or our inability to increase sales of higher price point products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our HERO camera line or MAX camera, or our inability to increase sales of these products, could materially harm our business and operating results. Further, any delays or issues with our new product launches could have a material adverse effect on our business, financial condition and results of operations.
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
No assurance can be given that we will not incur additional charges in future periods related to our inventory management or that we will accurately forecast sales in a future period. Our ability to accurately forecast demand for our products is affected by many factors, including product introductions by us and our competitors, channel inventory levels, unanticipated changes in general market demand, macroeconomic conditions, including inflation or recession, and consumer confidence. If we do not accurately forecast customer demand for our products, we may in future periods be unable to meet consumer, retailer or distributor demand for our products, or may be required to incur higher costs to secure the necessary production capacity and components, and our business and operating results could be adversely affected.
Security and data breaches and cyberattacks could disrupt our web platform, products, services, internal operations, information technology systems, or those of our strategic partners, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.
We are increasingly dependent on information systems to process transactions, manage our supply chain and inventory, ship goods on a timely basis, maintain cost-efficient operations, complete timely and accurate financial reporting, operate GoPro.com and respond to customer inquiries. Cyber attacks may threaten our information systems and are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Despite the implementation of security measures designed to protect against such threats, our information technology systems, and those of our strategic partners and third parties on whom we rely, are vulnerable to cyber-attacks, security breaches, computer viruses damage, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures.
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
In the ordinary course of our business, we electronically maintain sensitive data, including our intellectual property, our proprietary business information and that of our customers and suppliers, and personally identifiable information of our customers and employees. We store and collect user data uploaded by users through the GoPro cloud, mobile and desktop apps and through certain marketing activities. For all of the foregoing, we collect and store that information in our or our third-party providers’ systems. These systems may be targets of attacks, malware, viruses or phishing attempts by cyber criminals or other wrongdoers seeking to steal our users’ content or data, or our customers’ information for financial gain or to harm our business operations or reputation.
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
While we maintain industry standard cybersecurity insurance, our insurance may be insufficient for a particular incident or may not cover all liabilities incurred by any such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, litigation to pursue claims under our insurance policies or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, reputation, operating results and financial condition. Moreover, many of our employees, service providers and third parties work more frequently on a remote or hybrid arrangement basis, which may also result in heightened risks related to consumer privacy, network security and fraud. System disruptions, failures and slowdowns, whether caused by cyberattacks, update failures or other causes, could affect our financial systems and operations. This could cause delays in our supply chain or cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of merchandise to our stores and to customers, or lost sales, especially if the disruption or slowdown occurred during our quarters of peak demand.
Our international operations account for a significant portion of our revenue and operating expenses and are subject to challenges and risks. Adverse developments in global economic or geopolitical conditions, or the occurrence of other world events, could materially adversely affect our revenue and results of operations.
Revenue from outside the United States comprised 59%, 55% and 52% of our revenue in 2022, 2021 and 2020, respectively, and we expect international revenue to continue to be significant in the future. Further, we currently have foreign operations in China, France, Germany, Hong Kong, Japan, Netherlands, Philippines, Romania, the United Kingdom and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:
•difficulties in staffing and managing foreign operations;
•burdens of complying with a wide variety of laws and regulations, including environmental, packaging and labeling, which can change based on new political conditions;
•delays or disruptions in our supply chain;
•adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;

•changes to the taxation of undistributed foreign earnings;
•the effect of foreign currency exchange rates and interest rates, including any fluctuations caused by, inflation, recessionary concerns, or the strengthening of the U.S. dollar relative to the foreign currencies in which we conduct business;
•political conditions, economic instability, geopolitical turmoil, civil disturbances, or social unrest in a specific country or region in which we operate, which could have an adverse impact on our operations in that location, for example, the effects of China-Taiwan relations;
•organized crime activity;
•terrorist activities, acts of war, natural disasters, and pandemics;
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
We have implemented restructuring actions to reduce our operating expenses. Our past restructuring actions and any future restructuring actions could have an adverse effect on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer as a result.
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them, including circumstances beyond our control such as increased wages due to inflation, increasing competition among employers in the prevailing labor market, and labor market constraints. We have limited control over these factors. Competition for qualified personnel globally is challenging. In particular, we compete with many other companies for skilled positions and we may not be successful in attracting and retaining the professionals we need. While we utilize competitive salary, bonus and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources to do so.

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
Our gross margin can vary due to consumer demand, competition, product pricing, product lifecycle, product mix, new product introductions, GoPro.com sales mix, subscription activation, renewals, and cancellations, commodity costs, supply chain, logistics costs and shipping costs, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. For example, our gross margin was 37.2%, 41.1% and 35.3% for 2022, 2021 and 2020, respectively. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, if consumer demand for our products is less than we anticipate, if cancellation rates for GoPro subscriptions are higher than expected or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.
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
We compete against established, well-known camera manufacturers such as Canon Inc. and Nikon Corporation, as well as large, diversified electronics companies such as Samsung Electronics Co. and Sony Corporation, and specialty companies such as Garmin Ltd., the Ricoh Company, Ltd., Arashi Vision Inc (d.b.a. Insta360) and SZ DJI Technology Co., Ltd. Many of our competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. Additionally, many of our existing and potential competitors enjoy substantial competitive advantages, such as longer operating histories, the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products, broader distribution and established relationships with channel partners or vertically integrated business units, access to larger established customer bases, greater resources to make acquisitions, larger intellectual property portfolios, and the ability to bundle competitive offerings with other products and services. Further, new companies may emerge and offer competitive products directly in our category. Certain companies have developed cameras designed and packaged to appear similar to our products, which may confuse consumers or distract consumers from purchasing GoPro products.

Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our Quik mobile app, and GoPro and Quik subscriptions may not be as compelling as those offered by other companies, such as Apple, Adobe or Google, although the Quik application supports content from other platforms including content from iOS and Android. Manufacturers of smartphones and tablets, such as Apple, Google and Samsung may continue to design their products for use in a range of conditions similar to our products, including in challenging physical environments and with waterproof capabilities, or develop products with features similar to ours. We rely in part on application marketplaces, such as the Apple App Store and Google Play, to distribute our mobile and desktop apps. Apple and Google may raise commissions, change or modify rules or functionality for apps on the marketplaces, or make access to our apps more difficult, which could adversely impact our business and results of operations.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located in China, Thailand and in other countries to manufacture our products. Our contract manufacturer locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions, and increased security costs. Additionally, the current United States administration continues to signal that it may continue to alter global trade agreements and terms. For example, the United States imposed additional tariffs on imports from China and continues to potentially impose other restrictions on exports from China to the United States. Any announcement by the United States Trade Representative (USTR) to impose tariffs on GoPro cameras could have a material adverse effect on our United States bound production, business and results of our United States operations. If these duties are imposed on our cameras, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability. Sales of our products in China are material to our business and represent a significant portion of our revenue. This revenue stream from China is at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our products or imposes any other export restrictions on our products.
We continue to monitor manufacturing capabilities outside of China and currently manufacture certain cameras in Thailand to mitigate risks of additional tariffs, duties or other restrictions on our products destined for the United States and may choose to transition more manufacturing outside of China.
If we fail to manage our operating expenses effectively, our financial performance may suffer.
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We generated positive operating income for the full year of 2022 and 2021, though we incurred significant operating losses in 2020. As of March 31, 2023, we had an accumulated deficit of $226.0 million. We have implemented global reductions-in-force and other restructuring actions to reduce our operating expenses. However, we may not realize the cost savings expected from cost reduction actions.

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
Consumers use our cameras, and their associated mounts and accessories to self-capture their participation in a wide variety of physical activities, including extreme sports, which in many cases carry the risk of significant injury or death. We may be subject to claims that users have been injured or harmed while using our products, including false claims or erroneous reports relating to safety, security or privacy issues. Although we maintain insurance to help protect us from the risk of such claims, such insurance may not be sufficient or may not apply to all situations. Similarly, proprietors of establishments at which consumers engage in challenging physical activities could seek to ban the use of our products in their facilities to limit their own liability. In addition, if lawmakers or governmental agencies were to determine that the use of our products increased the risk of injury or harm to all or a subset of our users or should otherwise be restricted to protect consumers, they may pass laws or adopt regulations that limit the use of our products or increase our liability associated with the use of our products. Any of these events could adversely affect our brand, operating results and financial condition.
We may be subject to warranty claims that could result in significant direct or indirect costs, or we could experience greater returns from retailers and customers than expected, which could harm our business and operating results.
We generally provide a 12-month warranty on all of our cameras, except in the European Union (the EU), where we provide a two-year warranty. For certain mounts and accessories, where permitted, we provide a lifetime or limited lifetime warranty. The occurrence of any material defects in our products could make us liable for damages and warranty claims in excess of our current reserves. In addition, we could incur significant costs to correct any defects, warranty claims or other problems, including costs related to product recalls. Any negative publicity related to the perceived quality and safety of our products could affect our brand image, decrease retailer, distributor and consumer confidence and demand, and adversely affect our operating results and financial condition. Additionally, if defects are not discovered until after consumers purchase our products, they could lose confidence in the technical attributes of our products and our business could be harmed. Also, while our warranty is limited to repairs or returns and replacement, warranty claims may result in litigation, the occurrence of which could adversely affect our business and operating results. Based on our historical experience with our camera products, we have an established methodology for estimating warranty liabilities with respect to cameras and accessories; however, this methodology may not accurately predict future rates of warranty claims.
We may grow our business in part through acquisitions, joint ventures, investments and partnerships, which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
We have completed several acquisitions and may evaluate additional acquisitions, partnerships or joint ventures with, or strategic investments in, other companies, products or technologies that we believe are complementary to our business. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, threat of fire, act of terrorism, public health issues or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations in, among other countries, China, Thailand, Hong Kong, Japan, Mexico, Netherlands, Singapore, Taiwan and the United States. Political instability, global conflicts, public health issues, crises, pandemics, or other catastrophic events in any of those countries including as a result of climate change, could adversely affect our business in the future, our financial condition and operating results. For example, in March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic and public health emergency of international concern. The ongoing COVID-19 pandemic has had a material impact on the U.S. and global economies and any resurgence of the ongoing COVID-19 pandemic could materially and adversely impact on our employees, vendors, suppliers, manufacturers, retailers, distributors, and customers, which could adversely and materially impact our business, financial condition, and results of operations.
Our aspirations and disclosures related to environmental, social and governance (ESG) matters expose us to risks that could adversely affect our reputation and performance.
We have published our inaugural Sustainability Report to highlight our efforts to address the environmental impact on the use of materials in our consumer packaging, our commitment to focus on strategic recruiting practices to serve as the foundation for our diverse workforce, and our commitment to legal and ethical business practices. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include the evolving consumer protection laws applicable to ESG matters and the availability of materials and suppliers that can meet our sustainability and other ESG goals.
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
We own patents, trademarks, copyrights, trade secrets, and other intellectual property (collectively, intellectual property) related to aspects of our products, software, services and designs. Our commercial success may depend in part on our ability to obtain, maintain and protect these rights in the United States and abroad.
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
We have also registered domain names for websites, (URLs) that we use in our business, such as GoPro.com, as well as social media handles. If we are unable to protect our domain names or social media handles, our brand, business, and operating results could be adversely affected. Domain names or social media handles similar to ours have already been registered in the United States and elsewhere, and we may not be able to prevent third parties from acquiring and using domain names or social media handles that infringe, are similar to, or otherwise decrease the value of, our trademarks. In addition, we might not be able to, or may choose not to, acquire or maintain trademark registrations, domain names, social media handles or other related rights in certain jurisdictions.
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
Litigation may be necessary to enforce our intellectual property rights. Initiating infringement proceedings against third parties can be expensive, may take significant time, and may divert management’s attention from other business concerns. We may not prevail in litigation to enforce our intellectual property against unauthorized use.
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
The distribution of GoPro content helps to market our brand, products, and subscription and service. If we cannot continue to acquire rights to distribute user-generated content or to use and distribute music, athlete and celebrity names and likenesses or other content for our original productions or third-party entertainment distribution channels or for our Quik mobile app, our marketing efforts could be diminished, our sales could be harmed and our future content strategy could be adversely affected. In addition, third-party content providers or owners may allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use of or otherwise alter our business practices on a timely basis in response to claims of infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business may be adversely affected. As a user and distributor of content, we face potential liability for rights of publicity and privacy, as well as copyright, or trademark infringement or other claims based on the nature and content of materials that we distribute. If we are found to violate such third-party rights, then our business may suffer.
We use open source software in our platform that may subject our technology to general release or require us to re-engineer our solutions, which may harm our business.
We use open source software in connection with our products and services. From time to time, companies that incorporate open source software into their products or services have faced claims challenging the ownership of open source software and/or compliance with open source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open source software or noncompliance with open source licensing terms. Some open source software licenses require users who distribute or make available open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open source agreement, such use could nevertheless occur despite policies and controls that we have in place, and we may be required to publicly release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition or operating results.
In addition to risks related to license requirements, use of open source software can involve greater risks than those associated with use of third-party commercial software, as open source licensors generally do not provide warranties, assurances of title, performance, non-infringement, or controls on the origin of the software. There is typically no support available for open source software, and we cannot assure you that the authors of such open source software will not abandon further development and maintenance. Open source software may contain security vulnerabilities, and we may be subject to additional security risk by using open source software. Many of the risks associated with the use of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our solution.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. We expect that existing laws, regulations and standards may even be interpreted differently in the future. For example, California implemented the California Privacy Rights Act (CRPA), effective as of January 1, 2023, with enforcement beginning on July 1, 2023, which amends the existing California Consumer Privacy Act. Additionally, comparable consumer privacy laws are set to take effect in 2023 in other several states. Failure to comply with these new state regulations may result in significant civil penalties, injunctive relief, or statutory or actual damages. Complying with this new privacy legislation may result in additional costs and expenses.
Additionally, many foreign countries and governmental bodies, including Australia, the EU, India, Japan and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, processing, storage and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States.
For example, in the EU, the General Data Protection Regulation (GDPR) imposes more stringent data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. If we fail to comply with the GDPR or if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to 4% of our worldwide annual revenue.
Among other requirements, the GDPR regulates transfers of personal data outside of the EU to countries that have not been found to provide adequate protection to personal data, including the United States, requiring that certain steps are taken to legitimize those transfers. We have undertaken certain efforts to conform transfers of personal data from the EU to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the European Economic Area (EEA) particularly as a result of continued legal and legislative activity within the EU that has challenged or called into question the legal basis for existing means of data transfers to countries that have not been found to provide adequate protection for personal data.
Further, the U.K. exited the EU on January 31, 2020 (also known as “Brexit”), which resulted in additional regulation of data protection in the U.K. that may continue to lead to further legislative and regulatory changes. In response to Brexit, the U.K. implemented the Data Protection Act that contains provisions that substantially implements the GDPR, including its own derogations for how GDPR is applied in the U.K., with penalties for noncompliance of up to the greater of £17.5 million (€20 million) or up to 4% of our worldwide revenues. These changes have led and may continue to lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. It is possible that if our practices are not consistent, or are viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, all of which may have a material adverse effect on our business, operating results, reputation, and financial condition. One example of such a self-regulatory standard is the Payment Card Industry Data Security Standard (PCI DSS), which relates to the processing of payment card information. In the event we are required to comply with the PCI DSS but fail to do so, fines and other penalties could result, and we may suffer reputational harm and damage to our business.
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
The global nature of our business and the significance of our international revenue create various domestic and local regulatory challenges and subject us to risks associated with our international operations. The United States Foreign Corrupt Practices Act (FCPA), the United Kingdom Bribery Act 2010 (the U.K. Bribery Act), and similar anti-bribery and anti-corruption laws in other jurisdictions generally prohibit United States based companies and their intermediaries from making improper payments to non-United States officials for the purpose of obtaining or retaining business, directing business to another, or securing a competitive advantage. In addition, United States public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, United States companies may be held liable for the corrupt actions taken by their directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties, which could have a material adverse effect on our business, reputation, operating results and financial condition.
We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery and anti-corruption laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically expands our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition and results of operations. We cannot be assured that our directors, officers, employees, agents or other strategic or local partners or representatives will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act. While we have compliance programs in place, they may not be effective to prevent violations from occurring and our directors, officers, employees, or agents may engage in prohibited conduct nonetheless. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery or anti-corruption laws (either due to the acts or inadvertence of our employees or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, reputation, operating results and financial condition.
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
We also expect that our products will be affected by new environmental laws and regulations, including but not limited to laws and regulations focused on climate change, on an ongoing basis. Climate change has had significant legislative and regulatory effects on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy, which may have an impact on the way we manufacture products or utilize energy to produce our products. We may also become subject to regulations resulting in increased disclosure obligations with respect to our greenhouse gas emissions. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products and the cost of compliance, or cause disruptions in the manufacture of our products and result in increased procurement, production, and distribution costs. Our reputation and brand could be harmed if we fail, or are perceived as having failed, to respond responsibly and effectively to changes in legal and regulatory measures adopted to address climate change. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. Since we operate on a global basis, this is a complex process that requires continual monitoring.
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
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional financing on favorable terms, or at all, due to among other things, general macroeconomic conditions, including rising interest rates, market volatility, and inflation.
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
Since shares of our Class A common stock were sold in our initial public offering in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through March 31, 2023. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results, changes in our financial projections provided to the public or our failure to meet those projections, the public’s reaction to our press releases, other public announcements and filings with the SEC, significant transactions, or new features, products or services offered by us or our competitors, changes in our business lines and product lineup, changes in financial estimates and recommendations by securities analysts, media coverage of our business and financial performance, the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us, trends in our industry, any significant change in our management, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been subject to past shareholder class action lawsuits as well as derivative lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Note 9 Commitments, contingencies and guarantees, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion on legal proceedings.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 66.9% of the voting power of our outstanding capital stock as of March 31, 2023 with Mr. Woodman, our Chairman and CEO, holding approximately 63.9% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Under current GAAP, effective January 1, 2022, the treasury stock method for convertible instruments has been eliminated and instead, the application of the “if-converted” method is required for the determination of diluted net income (loss) per share on a GAAP and non-GAAP basis. Under the if-converted method, diluted net income (loss) per share for GAAP and non-GAAP would generally be calculated assuming that all of the 2025 Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which would negatively affect diluted net income (loss) per share. The impact from the “if converted” method added approximately 15 million shares to the diluted share count. Under the if-converted method, some of the incremental dilution is offset as we are able to add back the after tax effected interest expense from the 2025 Notes, to the extent the result would not be anti-dilutive.
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
In connection with the pricing of the 2025 Notes, we entered into privately negotiated capped call transactions (Capped Calls) with one or more financial institutions. The Capped Calls are expected generally to reduce the potential economic dilution to holders of our Class A common stock upon any conversion of the 2025 Notes, with such reduction and/or offset subject to a cap.
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
We are subject to income taxes in the United States and various jurisdictions outside the United States. Our effective tax rate could be adversely affected by changes in, or our interpretation of, tax law changes and related new or revised guidance and regulations, changes in our geographical earnings mix, unfavorable government reviews of our tax returns, material differences between our forecasted and actual annual effective tax rates, or by evolving enforcement practices.
In 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, which contained significant and impactful changes to the U.S. tax law, including, effective as of January 1, 2022, requiring the capitalization and amortization of research and development expenses, which accelerates the utilization of our net operating losses. There are various proposals in Congress to amend certain provisions of the Tax Act. The state of these proposals and other future legislation remains uncertain and, if enacted, may materially affect our financial position.
On August 16, 2022, the United States enacted the Inflation Reduction Act (IRA), which introduced, among other items, an excise tax that would impose a 1% surcharge on stock repurchases, net of stock issuances beginning in 2023. We recently repurchased our Class A common stock on the open market pursuant to a repurchase program initially authorized by the Company’s board of directors on January 27, 2022 for the repurchase of up to $100 million of our Class A common stock as supplemented by a subsequent authorization by the board of directors on February 9, 2023 for the repurchase of an additional $40 million of our Class A common stock. We could be subject to this new excise tax, depending on various factors, including the amount and frequency of any future stock repurchases and any permitted reductions or exceptions to the amount subject to the tax. We are continuing to evaluate the impact the IRA may have on our financial position and results of operations in connection with our repurchase program.
The United States, the European Commission, countries in the EU, Australia, and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing and continues to develop new proposals including allocating greater taxing rights to countries where customers are located and establishing a minimum tax on global income. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes and cash flows.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the 2022 Annual Report in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), the fair value of our convertible senior notes, and income taxes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
Share repurchase activity for our Class A and Class B common stock during the three months ended March 31, 2023 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
January 1- 31, 2023	—	$—	—	$60,382
February 1 - 28, 2023	890	$5.62	890	$95,382
March 1 - 31, 2023	—	$—	—	$95,382
Total	890		890
(1) Represents shares repurchased pursuant to the stock repurchase program. On January 27, 2022, our board of directors authorized the repurchase of up to $100 million of our Class A common stock, and on February 9, 2023, our board of directors authorized the repurchase of an additional $40 million of our Class A common stock.
(2) Represents the average price paid per share, inclusive of commissions.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
10.01	Amendment No. 1 dated March 10, 2023, to Credit Agreement by and among Wells Fargo Bank, N.A., Registrant, and the Lenders party thereto dated January 22, 2021.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL For the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X

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

GoPro, Inc.
(Registrant)

Dated:	May 9, 2023	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	May 9, 2023	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	May 9, 2023	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)