Form 10-Q
period 2023-06-30
GoPro, Inc.
filed 2023-08-03
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2023, 126,467,937 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A. of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Forward-looking statements include, but are not limited to, statements regarding our plans to expand and improve product offerings; projections of results of operations, research and development plans, marketing plans, plans to expand our global retail and distribution footprint, and revenue growth drivers, plans to manage our operating expenses effectively, plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; the impact of negative macroeconomic factors including rising interest rates and inflation, market volatility, and economic recession concerns; the ability for us to grow camera sales to drive meaningful volume and subscription growth; our ability to acquire and retain subscribers; the effects of global conflicts and geopolitical issues such as the conflict in Ukraine or China-Taiwan relations; plans to settle the note conversion in cash; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the continuing impact of the COVID-19 pandemic and the economic recovery there from on our business, operations, liquidity and capital resources, employees, customers, supply chain, financial results, inflation, currency fluctuations and the world economy, and the scope and duration thereof; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q, including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$189,913	$223,735
Marketable securities	81,793	143,602
Accounts receivable, net	82,341	77,008
Inventory	135,409	127,131
Prepaid expenses and other current assets	33,738	34,551
Total current assets	523,194	606,027
Property and equipment, net	10,516	13,327
Operating lease right-of-use assets	19,691	21,819
Goodwill	146,459	146,459
Other long-term assets	309,237	289,293
Total assets	$1,009,097	$1,076,925

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$95,082	$91,648
Accrued expenses and other current liabilities	100,142	118,877
Short-term operating lease liabilities	10,130	9,553
Deferred revenue	54,369	55,850
Total current liabilities	259,723	275,928
Long-term taxes payable	11,586	9,536
Long-term debt	141,493	141,017
Long-term operating lease liabilities	29,156	33,446
Other long-term liabilities	3,660	5,439
Total liabilities	445,618	465,366

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 126,468 and 128,629 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	979,904	960,903
Treasury stock, at cost, 21,173 and 16,677 shares, respectively	(173,231)	(153,231)
Accumulated deficit	(243,194)	(196,113)
Total stockholders’ equity	563,479	611,559
Total liabilities and stockholders’ equity	$1,009,097	$1,076,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$241,020	$250,685	$415,740	$467,390
Cost of revenue	165,248	154,681	287,466	280,910
Gross profit	75,772	96,004	128,274	186,480
Operating expenses:
Research and development	41,903	36,218	80,088	67,816
Sales and marketing	39,906	39,439	77,961	74,812
General and administrative	16,457	15,692	32,533	31,035
Total operating expenses	98,266	91,349	190,582	173,663
Operating income (loss)	(22,494)	4,655	(62,308)	12,817
Other income (expense):
Interest expense	(1,139)	(1,538)	(2,292)	(3,747)
Other income (expense), net	2,423	(488)	5,268	(807)
Total other income (expense), net	1,284	(2,026)	2,976	(4,554)
Income (loss) before income taxes	(21,210)	2,629	(59,332)	8,263
Income tax expense (benefit)	(3,998)	110	(12,251)	59
Net income (loss)	$(17,212)	$2,519	$(47,081)	$8,204

Net income (loss) per share:
Basic	$(0.11)	$0.02	$(0.30)	$0.05
Diluted	$(0.11)	$0.02	$(0.30)	$0.06

Shares used to compute net income (loss) per share:
Basic	154,562	156,645	154,980	156,751
Diluted	154,562	176,860	154,980	183,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2023	2022
Operating activities:
Net income (loss)	$(47,081)	$8,204
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,557	4,555
Non-cash operating lease cost	2,128	2,308
Stock-based compensation	21,431	20,087
Deferred income taxes	(16,073)	2,397
Other	(1,993)	2,016
Changes in operating assets and liabilities:
Accounts receivable, net	(5,444)	26,244
Inventory	(8,278)	(39,598)
Prepaid expenses and other assets	(3,079)	12,199
Accounts payable and other liabilities	(17,054)	(101,719)
Deferred revenue	(3,068)	2,756
Net cash used in operating activities	(74,954)	(60,551)

Investing activities:
Purchases of property and equipment, net	(961)	(1,294)
Purchases of marketable securities	(25,782)	(47,077)
Maturities of marketable securities	90,204	65,149
Net cash provided by investing activities	63,461	16,778

Financing activities:
Proceeds from issuance of common stock	2,324	2,686
Taxes paid related to net share settlement of equity awards	(4,834)	(8,488)
Repurchase of outstanding common stock	(20,000)	(21,762)
Repayment of debt	—	(125,000)
Net cash used in financing activities	(22,510)	(152,564)

Effect of exchange rate changes on cash and cash equivalents	181	(1,471)
Net change in cash and cash equivalents	(33,822)	(197,808)
Cash and cash equivalents at beginning of period	223,735	401,087
Cash and cash equivalents at end of period	$189,913	$203,279
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2021	156,474	$1,008,872	$(113,613)	$(279,345)	$615,914
Common stock issued under employee benefit plans, net of shares withheld for tax	1,891	2,371	—	—	2,371
Taxes paid related to net share settlements	—	(7,175)	—	—	(7,175)
Stock-based compensation expense	—	9,836	—	—	9,836
Repurchase of outstanding common stock	(1,120)	—	(10,000)	—	(10,000)
Cumulative effect of adoption of new accounting standard	—	(78,230)	—	54,385	(23,845)
Net income	—	—	—	5,685	5,685
Balances at March 31, 2022	157,245	935,674	(123,613)	(219,275)	592,786
Common stock issued under employee benefit plans, net of shares withheld for tax	421	30	—	—	30
Taxes paid related to net share settlements	—	(1,313)	—	—	(1,313)
Stock-based compensation expense	—	10,251	—	—	10,251
Repurchase of outstanding common stock	(1,802)	—	(11,762)	—	(11,762)
Net income	—	—	—	2,519	2,519
Balances at June 30, 2022	155,864	$944,642	$(135,375)	$(216,756)	$592,511

Balances at December 31, 2022	154,888	$960,903	$(153,231)	$(196,113)	$611,559
Common stock issued under employee benefit plans, net of shares withheld for tax	1,960	2,397	—	—	2,397
Taxes paid related to net share settlements	—	(4,251)	—	—	(4,251)
Stock-based compensation expense	—	10,314	—	—	10,314
Repurchase of outstanding common stock	(890)	—	(5,000)	—	(5,000)
Net loss	—	—	—	(29,869)	(29,869)
Balances at March 31, 2023	155,958	969,363	(158,231)	(225,982)	585,150
Common stock issued under employee benefit plans, net of shares withheld for tax	375	7	—	—	7
Taxes paid related to net share settlements	—	(583)	—	—	(583)
Stock-based compensation expense (Note 6)	—	11,117	—	—	11,117
Repurchase of outstanding common stock	(3,606)	—	(15,000)	—	(15,000)
Net loss	—	—	—	(17,212)	(17,212)
Balances at June 30, 2023	152,727	$979,904	$(173,231)	$(243,194)	$563,479
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies
GoPro, Inc. and its subsidiaries (GoPro or the Company) make it easy for the world to capture and share itself in immersive and exciting ways, helping people get the most out of their photos and videos. The Company is committed to developing solutions that create an easy, seamless experience for consumers to capture, create, manage and share engaging personal content. To date, the Company’s cameras, mountable and wearable accessories, subscription and service, and implied post contract support have generated substantially all of its revenue. The Company sells its products globally on its website, and through retailers and wholesale distributors. The Company’s global corporate headquarters are located in San Mateo, California.
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
The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected in future periods. The Condensed Consolidated Balance Sheet as of December 31, 2022, has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2022. There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K.
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
The Company’s camera sales contain multiple performance obligations that can include the following four separate obligations: i) a camera hardware component (which may be bundled with hardware accessories) and the embedded firmware essential to the functionality of the camera component delivered at the time of sale, ii) a

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
subscription and service, iii) the implied right for the customer to receive post contract support after the initial sale (PCS), and iv) the implicit right to the Company’s downloadable free apps and software solutions. The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email, chat and telephone support.
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
The Company’s subscription and service revenue is recognized primarily from our GoPro subscription and Quik subscription offerings, and is recognized ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue. The Company offers the GoPro subscription which offers a range of services, including unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, highlight videos automatically delivered via the Company’s mobile app when GoPro camera footage is uploaded to a GoPro cloud account using Auto Upload, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, gear, mounts and accessories. The Company also offers the Quik subscription that provides access to a suite of simple single-clip and multi-clip editing tools.
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
Deferred revenue as of June 30, 2023 and December 31, 2022, includes amounts related to the Company’s subscription and PCS. The Company’s short-term and long-term deferred revenue balances totaled $57.4 million and $60.4 million as of June 30, 2023 and December 31, 2022, respectively. Of the deferred revenue balance as of December 31, 2022 and 2021, the Company recognized $16.9 million and $12.3 million of revenue during the three months ended June 30, 2023 and 2022, respectively, and $38.3 million and $28.9 million of revenue during the six months ended June 30, 2023 and 2022, respectively. Of the deferred revenue balance as of March 31, 2023 and 2022, the Company recognized $22.5 million and $17.2 million of revenue during the three months ended June 30, 2023 and 2022, respectively.
Sales incentives. The Company offers sales incentives through various programs, including cooperative advertising, price protection, marketing development funds and other incentives. Sales incentives are considered to be variable consideration, which the Company estimates and records as a reduction to revenue at the date of

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
sale. The Company estimates sales incentives based on historical experience, product sell-through and other factors. In March 2023, the Company made a strategic pricing decision to reduce the manufacturer’s suggested retail price (MSRP) of its cameras, effective May 2023. As a result, the Company recorded a total price protection charge of $26.7 million for this program, based on estimated channel inventory levels as of the price drop date. Actual price protection claims may differ from the Company’s estimates.
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

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	June 30, 2023			December 31, 2022
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$109,078	$—	$109,078	$138,394	$—	$138,394
Total cash equivalents	$109,078	$—	$109,078	$138,394	$—	$138,394
Marketable securities:
U.S. treasury securities	$—	$22,645	$22,645	$—	$14,716	$14,716
Commercial paper	—	35,564	35,564	—	87,436	87,436
Corporate debt securities	—	7,877	7,877	—	29,637	29,637
Government securities	—	15,707	15,707	—	11,813	11,813
Total marketable securities	$—	$81,793	$81,793	$—	$143,602	$143,602
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $80.8 million and $85.3 million as of June 30, 2023 and December 31, 2022, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of June 30, 2023 were all less than one year in duration. At June 30, 2023 and December 31, 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
At June 30, 2023 and December 31, 2022, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 4 Financing arrangements). The estimated fair value of the 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the 2025 Notes was $127.2 million and $130.1 million as of June 30, 2023 and December 31, 2022, respectively. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the 2025 Notes.
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

3. Condensed consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	June 30, 2023	December 31, 2022
Components	$16,600	$38,400
Finished goods	118,809	88,731
Total inventory	$135,409	$127,131
Property and equipment, net

(in thousands)	June 30, 2023	December 31, 2022
Leasehold improvements	$32,572	$32,472
Production, engineering and other equipment	43,162	46,475
Tooling	7,990	9,033
Computers and software	17,701	17,258
Furniture and office equipment	4,879	4,879
Tradeshow equipment and other	1,746	1,664
Construction in progress	29	59
Gross property and equipment	108,079	111,840
Less: Accumulated depreciation and amortization	(97,563)	(98,513)
Property and equipment, net	$10,516	$13,327

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Other long-term assets

(in thousands)	June 30, 2023	December 31, 2022
Long-term deferred tax assets	$294,989	$279,045
Deposits and other	11,898	8,435
Point of purchase (POP) displays	2,335	1,798
Intangible assets, net	15	15
Other long-term assets	$309,237	$289,293
Intangible assets are comprised of purchased technology, which have a useful life between 20-72 months, and an indefinite life asset. Amortization expense was zero for the three months ended June 30, 2023 and 2022 and zero and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, all of the Company’s purchased technology intangible assets were fully amortized.
Accrued expenses and other current liabilities

(in thousands)	June 30, 2023	December 31, 2022
Accrued sales incentives	$41,432	$41,662
Accrued liabilities (1)	22,243	35,853
Employee related liabilities	11,797	11,261
Warranty liabilities	6,887	7,825
Return liability	4,716	6,002
Customer deposits	2,930	3,428
Purchase order commitments	1,124	782
Inventory received	692	233
Other	8,321	11,831
Accrued expenses and other current liabilities	$100,142	$118,877
(1)    See Note 11 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$7,245	$8,012	$8,319	$8,842
Charged to cost of revenue	4,719	4,363	8,474	7,248
Settlement of warranty claims	(4,660)	(4,515)	(9,489)	(8,230)
Warranty liability	$7,304	$7,860	$7,304	$7,860
At June 30, 2023 and December 31, 2022, $6.9 million and $7.8 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.4 million and $0.5 million, respectively, was recorded as a component of other long-term liabilities.

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Borrowed funds accrue interest at the greater of (i) a per annum rate equal to the base rate plus a margin of from 0.50% to 1.00% depending on the Company’s Asset Coverage Ratio or (ii) a per annum rate equal to the Secured Overnight Financing Rate plus a 10 basis point premium and a margin of from 1.50% to 2.00% depending on the Company’s Asset Coverage Ratio. The Company is required to pay a commitment fee on the unused portion of the 2021 Credit Facility of 0.25% per annum. Amounts owed under the 2021 Credit Agreement are guaranteed by certain of the Company’s United States subsidiaries and secured by a first priority security interest in substantially all of the assets of the Company and certain of its subsidiaries (other than intellectual property, which is subject to a negative pledge restricting grants of security interests to third parties).
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
At June 30, 2023, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement and has made no borrowings from the 2021 Credit Facility to date. However, there is an outstanding letter of credit under the 2021 Credit Agreement of $5.2 million for certain duty-related requirements. This was not collateralized by any cash on hand.
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
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended June 30, 2023, the conditions allowing holders of the 2025 Notes to convert were not met.
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
As of June 30, 2023 and December 31, 2022, the outstanding principal on the 2025 Notes was $143.8 million, the unamortized debt issuance cost was $2.3 million and $2.8 million, respectively, and the net carrying amount of the liability was $141.5 million and $141.0 million, respectively, which was recorded as long-term debt within the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2023 and 2022, the Company recorded interest expense of $0.5 million and $0.5 million, respectively, for contractual coupon interest, and $0.3 million and $0.3 million, respectively, for amortization of debt issuance costs. For the six months ended June 30, 2023 and 2022 the Company recorded interest expense of $0.9 million and $0.9 million, respectively, for contractual coupon interest, and $0.5 million and $0.5 million, respectively, for amortization of debt issuance

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
costs.
2022 Convertible Notes
In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 (2022 Notes), which were repaid in full by their April 15, 2022 maturity date. The 2022 Notes were senior, unsecured obligations of the Company that could be converted into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, based on conversion rates as defined in the indenture. Concurrently with the November 2020 issuance of the 2025 Notes, the Company used $56.2 million of the net cash proceeds from the 2025 Notes to repurchase $50.0 million principal amount of the 2022 Notes through a single, privately negotiated transaction. On April 15, 2022, the Company repaid the remaining $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date. For the three months ended June 30, 2022 the Company recorded interest expense of $0.2 million for contractual coupon interest, and zero for amortization of debt issuance costs. For the six months ended June 30, 2022 the Company recorded interest expense of $1.3 million for contractual coupon interest and $0.2 million for amortization of debt issuance costs.

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
As of June 30, 2023, the remaining amount of share repurchases under the program was $80.4 million. The following table summarizes share repurchases during the three and six months ended June 30, 2023 and 2022.

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Shares repurchased	3,606	1,802	4,496	2,922
Average price per share	$4.16	$6.53	$4.45	$7.45
Value of shares repurchased	$15,000	$11,762	$20,000	$21,762

6. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (2014 ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within ten years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2014 Plan generally vest over three years based upon continued service and the Company achieving certain financial and operating targets, and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur. The 2014 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
month offering period. For additional information regarding the Company’s equity incentive plans, refer to the 2022 Annual Report.
In June 2023, the Company’s stockholders approved the 2024 Equity Incentive Plan (2024 Plan) and the 2024 Employee Stock Purchase Plan (2024 ESPP) which will be the successors to the Company’s 2014 Plan and 2014 ESPP, respectively. The effective date of both the 2024 Plan and the 2024 ESPP is February 15, 2024. The 2014 Plan and the 2014 ESPP will each expire on February 15, 2024. Awards granted under the 2014 Plan will continue to be subject to the terms and provisions of the 2014 Plan. For more information related to the 2024 Plan and the 2024 ESPP, refer to the plan documents included as exhibits to this Quarterly Report on Form 10-Q.
Stock options
A summary of the Company’s stock option activity for the six months ended June 30, 2023 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	3,089	$9.37	5.30	$467
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(172)	12.94
Outstanding at June 30, 2023	2,917	$9.16	4.51	$44

Vested and expected to vest at June 30, 2023	2,917	$9.16	4.51	$44
Exercisable at June 30, 2023	2,551	$9.44	4.03	$34
The aggregate intrinsic value of the stock options outstanding as of June 30, 2023 represents the value of the Company’s closing stock price on June 30, 2023 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the six months ended June 30, 2023 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2022	8,727	$7.19
Granted	6,237	5.69
Vested	(2,416)	6.68
Forfeited	(302)	7.26
Non-vested shares at June 30, 2023	12,246	$6.52

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Performance stock units
A summary of the Company’s PSU activity for the six months ended June 30, 2023 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2022	686	$7.93
Granted	1,254	5.79
Vested	(319)	7.47
Forfeited	(18)	8.40
Non-vested shares at June 30, 2023	1,603	$6.34
Employee stock purchase plan. For the six months ended June 30, 2023 and 2022, the Company issued 0.5 million and 0.3 million shares under its ESPP, respectively, at weighted-average prices of $5.09 and $7.70 per share, respectively.
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
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$530	$483	$996	$930
Research and development	4,922	4,405	9,668	8,563
Sales and marketing	2,359	2,229	4,537	4,352
General and administrative	3,306	3,134	6,230	6,242
Total stock-based compensation expense	$11,117	$10,251	$21,431	$20,087
The income tax benefit related to stock-based compensation expense was $2.5 million and $4.8 million for the three and six months ended June 30, 2023, respectively. The income tax benefit related to stock-based compensation expense was $2.3 million and $4.4 million for the three and six months ended June 30, 2022, respectively. See Note 8, Income taxes, for additional details.
As of June 30, 2023, total unearned stock-based compensation of $70.6 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 2.22 years.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
7. Net income (loss) per share
The following table presents the calculations of basic and diluted net income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) - Basic	$(17,212)	$2,519	$(47,081)	$8,204
Interest on convertible notes, income tax effected	—	715	—	2,236
Net income (loss) - Diluted	$(17,212)	$3,234	$(47,081)	$10,440

Denominator:
Weighted-average common shares - basic for Class A and Class B common stock	154,562	156,645	154,980	156,751
Effect of dilutive securities	—	20,215	—	26,419
Weighted-average common shares - diluted for Class A and Class B common stock	154,562	176,860	154,980	183,170

Net income (loss) per share
Basic	$(0.11)	$0.02	$(0.30)	$0.05
Diluted	$(0.11)	$0.02	$(0.30)	$0.06

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Stock-based awards	16,039	7,843	15,299	6,113
Shares related to convertible senior notes	15,410	—	15,410	—
Total anti-dilutive securities	31,449	7,843	30,709	6,113
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The computation of the diluted net income (loss) per share of Class A common stock assumes the conversion of Class B common stock.
8. Income taxes
The following table provides the income tax expense (benefit) amount:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Income tax expense (benefit)	$(3,998)	$110	$(12,251)	$59
The Company recorded an income tax benefit of $4.0 million for the three months ended June 30, 2023 on pre-tax net loss of $21.2 million. The Company’s income tax benefit for the three months ended June 30, 2023 was composed of $4.6 million of tax benefit incurred on pre-tax loss, and discrete items that primarily included $0.3 million of nondeductible equity tax expense for employee stock-based compensation, $0.1 million of tax expense related to the foreign provision to income tax return adjustments, and $0.1 million of tax expense related to the restructuring charges. The Company recorded an income tax benefit of $12.3 million for the six months ended June 30, 2023 on pre-tax net loss of $59.3 million. The Company’s income tax benefit for the six months ended June 30, 2023 was composed of $13.4 million of tax benefit incurred on pre-tax loss, and discrete items that primarily included $0.6 million of net nondeductible equity tax expense for employee stock-based compensation, $0.2 million of tax expense related to the foreign provision to income tax return adjustments, and $0.2 million of tax expense related to the restructuring charges.
For the three months ended June 30, 2022, the Company recorded an income tax expense of $0.1 million on pre-tax net income of $2.6 million. The Company’s income tax expense for the three months ended June 30, 2022, was composed of $0.6 million of tax expense incurred on pre-tax income, and discrete items that primarily included a $0.2 million of net excess tax benefit for employee stock-based compensation and $0.2 million of tax benefit related to the foreign provision to income tax return adjustments. The Company recorded an income tax expense of $0.1 million for the six months ended June 30, 2022 on pre-tax net income of $8.3 million. The Company’s income tax expense for the six months ended June 30, 2022 was composed of $1.9 million of tax expense incurred on pre-tax income, and discrete items that primarily included $1.6 million of net excess tax benefit for employee stock-based compensation and $0.3 million of tax benefit related to the foreign provision to income tax return adjustments.
At June 30, 2023 and December 31, 2022, the Company’s gross unrecognized tax benefits were $25.3 million and $23.4 million, respectively. If recognized, $11.6 million of these unrecognized tax benefits (net of United States federal benefit) at June 30, 2023 would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward. The Company conducts business globally and as a result, files income tax returns in the United States and foreign jurisdictions. The Company’s unrecognized tax benefits relate primarily to unresolved matters with taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months, it is possible that up to $2.4 million of uncertain tax position could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
9. Commitments, contingencies and guarantees
Facility leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2027.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost (1)	$2,836	$2,477	$6,194	$5,327
Sublease income	(723)	(730)	(1,446)	(1,461)
Net lease cost	$2,113	$1,747	$4,748	$3,866
(1)    Operating lease cost includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,711	$7,479
Right-of-use assets obtained in exchange for operating lease liabilities	1,321	873

Supplemental balance sheet information related to leases was as follows:

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years) - operating leases	3.41	3.81
Weighted-average discount rate - operating leases	6.1%	6.1%

As of June 30, 2023, maturities of operating lease liabilities were as follows:

(in thousands)	June 30, 2023
2023 (remaining 6 months)	$5,796
2024	12,783
2025	12,337
2026	11,990
2027	973
Thereafter	—
Total lease payments	43,879
Less: Imputed interest	(4,593)
Present value of lease liabilities	$39,286
Other commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of June 30, 2023, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $213.8 million.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future, but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of June 30, 2023, the Company has not paid any claims nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	June 30, 2023	December 31, 2022
Customer A	31%	30%
Customer B	20%	11%
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Accounts receivable sold	$24,605	$26,872	$41,039	$50,821
Factoring fees	403	212	667	265
Third-party customers who represented 10% or more of the Company's total revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Customer A	14%	11%	12%	*
* Less than 10% of total revenue for the periods indicated.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Geographic information
Revenue by geographic region was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Americas	$121,644	$126,377	$211,163	$228,960
Europe, Middle East and Africa (EMEA)	66,500	71,691	112,516	133,222
Asia and Pacific (APAC)	52,876	52,617	92,061	105,208
Total revenue	$241,020	$250,685	$415,740	$467,390
Revenue from the United States, which is included in the Americas geographic region, was $106.5 million and $108.0 million, for the three months ended June 30, 2023 and 2022, respectively, and $182.1 million and $193.2 million for the six months ended June 30, 2023 and 2022, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of June 30, 2023 and December 31, 2022, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $2.4 million and $4.0 million, respectively.
11. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$(184)	$10	$(183)	$28
Research and development	(1)	87	10	239
Sales and marketing	—	49	6	134
General and administrative	—	27	3	76
Total restructuring charges	$(185)	$173	$(164)	$477
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

(in thousands)	Contract and Other Costs	Total
Restructuring liability as of December 31, 2022	$7,833	$7,833
Restructuring charges (releases)	(184)	(184)
Cash paid	(7,649)	(7,649)
Restructuring liability as of June 30, 2023	$—	$—

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note About Forward-Looking Statements in this Quarterly Report on Form 10-Q. Disclosures under the heading Risk Factors in this Quarterly Report on Form 10-Q include a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
This MD&A is organized as follows:
•Overview. Discussion of our business, overall analysis of our financial performance and other highlights affecting the business in order to provide context for the remainder of the MD&A.
•Results of Operations. Analysis of our financial results comparing the second quarter and first six months of 2023 to 2022.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In November 2022, we also began shipping our HERO11 Black Mini camera which has all the power of the HERO11 Black, but is smaller and lighter without a rear touch display, simpler with video only functionality, and features an easy one-button design. The HERO11 Black Mini includes our GP2 processor, the larger image sensor used in our HERO11 Black flagship camera, HyperSmooth 5.0 image stabilization and an embedded Enduro Battery.
In the first half of 2022, we expanded our software solutions with the launch of our new GoPro Player + ReelSteady desktop app, which provides industry-leading video stabilization and 360-reframing tools in a single post-production app. Additionally, we began shipping HERO10 Black Bones (Bones) which is a specifically built FPV (First Person View) drone camera that includes our GP2 processor, HyperSmooth 4.0, and the GoPro Player + ReelSteady desktop app. Bones delivers the same image quality and video frame rates as the HERO10 Black camera.
Our HERO11 Black, HERO11 Black Mini, HERO11 Black Creator Edition, HERO10 Black, HERO10 Black Creator Edition, HERO9 Black and MAX cameras are compatible with our ecosystem of mountable and wearable accessories.
We offer our GoPro subscription, which includes unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, highlight videos automatically delivered to you via our mobile app when GoPro camera footage is uploaded to your GoPro cloud account using Auto Upload, access to a high-quality live streaming service on GoPro.com, as well as discounts on GoPro cameras, gear, mounts and accessories.
In addition to the GoPro subscription, we offer the Quik subscription which makes it easy for users to get the most out of their favorite photos and videos, captured on any phone or camera, through the use of our mobile app’s editing tools. These editing tools include features such as trim, color, crop, filtering, auto-sync of edits to music, and the ability to change video speed. We believe the Quik subscription is an important offering in expanding our total addressable market to those who may not own a GoPro camera. We also offer Open GoPro, an open API initiative that makes it easy for third-party developers to integrate their HERO camera into their own development efforts.
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

% Change
(units and dollars in thousands, except per share amounts)	Q2 2023	Q1 2023	Q2 2022	Q2 2023 vs. Q1 2023	Q2 2023 vs. Q2 2022
Revenue	$241,020	$174,720	$250,685	38%	(4)%
Camera units shipped (1)	704	462	640	52%	10%
Gross margin (2)	31.4%	30.0%	38.3%	140	bps	(690)	bps
Operating expenses	$98,266	$92,316	$91,349	6%	8%
Net income (loss)	$(17,212)	$(29,869)	$2,519	(42)%	(783)%
Diluted net income (loss) per share	$(0.11)	$(0.19)	$0.02	(42)%	(650)%
Cash provided by (used in) operations	$(7,852)	$(67,102)	$12,856	(88)%	(161)%

Other financial information:
Adjusted EBITDA (3)	$(10,290)	$(27,526)	$16,891	(63)%	(161)%
Non-GAAP net income (loss) (4)	$(11,291)	$(28,577)	$12,790	(60)%	(188)%
Non-GAAP diluted net income (loss) per share	$(0.07)	$(0.18)	$0.08	(61)%	(188)%
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
Second quarter 2023 financial performance
Revenue for the second quarter of 2023 was $241.0 million, or a 3.9% decrease from the same period in 2022, primarily driven by the impact of our strategic pricing decisions to reduce the manufacturer’s suggested retail price (MSRP) across our camera lineup, and a corresponding shift in camera revenue mix as we offered entry level cameras at a sub-$300 price point for the first time since 2019. The current entry level price point camera is also our lowest margin product and may remain low margin for the foreseeable future until we are able to replace it with a more cost-effective solution. As a result, our second quarter 2023 average selling price decreased 12.6% year-over-year to $342, and our second quarter 2023 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 75% compared to 93% for the same period in 2022. These factors were partially offset by a 10.0% year-over-year increase in units shipped in the quarter to 704 thousand as unit volume from lower price point cameras experienced increased demand, which was in line with our strategic pricing objectives. Retail revenue was $165.4 million in the second quarter of 2023, and represented 68.6% and 62.0% of total revenue for the second quarter of 2023 and 2022, respectively. The shift towards our retail channel reflects early efforts of our updated go-to-market strategy to refocus our retail presence and to drive retail consumers to our GoPro subscription offering via our mobile app or GoPro.com. GoPro.com revenue was $75.6 million in the second quarter of 2023 and represented 31.4% of total revenue, compared to 38.0% of total revenue for the same period in 2022. Subscription and service revenue, which is included in the GoPro.com channel, was $24.4 million in the second quarter of 2023, or a 21.0% increase year-over-year. We had 2.44 million GoPro subscribers as of

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
June 30, 2023, a 27% increase year-over-year. Our GoPro subscriber attach rate from cameras purchased via GoPro.com exceeded 40% post our go-to-market strategy shift. Our GoPro subscriber attach rate from cameras purchased at retail through our mobile app exceeded 40% in the second quarter of 2023, up from approximately 33% a year ago. Our annual subscriber retention rate for the first-year renewal was in a range of approximately 60% to 65%. In addition, our annual subscriber retention rate for the second-year renewal was in a range of approximately 70% to 75%. Our gross margin percentage for the second quarter of 2023 was 31.4%, down from 38.3% in the second quarter of 2022. Net loss for the second quarter of 2023 was $17.2 million compared to net income of $2.5 million in the same period in 2022. Adjusted EBITDA for the second quarter of 2023 was a negative $10.3 million, compared to a positive $16.9 million for the same period in 2022.
Our annual GoPro subscriber retention rate represents the annual number of subscribers that renewed their subscription in the period over the number of annual GoPro subscribers with renewal dates in the same period. The number of churned GoPro subscribers represents those subscribers that did not renew their subscription on their renewal date. After the MSRP price reduction of our cameras in May 2023, our GoPro subscriber attach rate from sales on GoPro.com is defined as the number of subscriptions purchased either via GoPro.com at checkout or via our mobile app post checkout related to cameras purchased from GoPro.com in the period over the number of camera unit sales to customers eligible for a new GoPro subscription on GoPro.com for the same period. Our GoPro subscriber attach rate from cameras purchased through retail on our mobile app represents the number of new GoPro subscribers in the period over the corresponding number of estimated camera units sold through the retail channel.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred an operating loss in the first half of 2023, although we have previously generated positive operating income for the full years of 2022 and 2021, and continue to make strategic decisions to drive volume, growth and profitability in our business. Despite the operating loss in the first half of 2023, our 2022 and prior years restructuring actions, along with continued effective cost management, have enabled us to scale our on-going operating expenses based on our growth strategies, resulting in a more efficient global organization that has allowed for improved communication and better alignment among our functional teams. We remain focused on increasing sales volume and subscribers, which was the catalyst for our strategic price move in May 2023. We will continue to cultivate the partnerships with our distributors and retailers in order to further grow sales in the retail channel. Our expectation is sales from our retail channel will continue to increase relative to sales on GoPro.com. We have grown our subscribers and subscription revenue over the past several years and continue to make strategic decisions to enhance our subscription offerings, grow subscribers, and increase subscription revenue.
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
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, mobile applications and other new offerings. We plan to further build upon our integrated mobile, desktop and cloud-based storytelling solutions, and subscription offerings. Our investments, including those for marketing and advertising, may not successfully drive increased revenue and our customers may not accept our new offerings. If we fail to innovate and enhance our brand, our products, our mobile and desktop app experience or the value proposition of our subscription, our market position and revenue will be adversely affected. Further, we have and will continue to incur substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Improving profitability. We believe that our continued focus on growing our total addressable market from our retail and GoPro.com channels, including subscription and service revenue, will support our ability to return to profitability on an annual basis due to expected increases in unit volume, subscribers and related revenue, and continued operating expense control. We continue to believe that international markets represent a significant opportunity to achieve profitability. While the total market for digital cameras has continued to decline as smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our mobile and desktop app and cloud solutions, our continued innovation of product features desired by our users, and our brand, all help support our business from many of the negative trends facing the digital camera market. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. Sales in international locations subject us to foreign currency exchange rate fluctuations and regional macroeconomic conditions that may cause us to adjust pricing which may make our products more or less attractive to the consumer. Continued fluctuations in foreign currency exchange rates and regional macroeconomic conditions could have a continued impact on our future operating results.
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
Macroeconomic risks. Macroeconomic conditions affecting the level of consumer spending include fluctuations in foreign exchange rates and interest rates, market volatility, inflation and volatility in the global banking system. Some product costs have become subject to inflationary pressure and we may not be able to fully offset such higher costs through price increases. Our inability or failure to adjust pricing could harm our business, financial condition, and operating results.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2023		2022		2023		2022
Revenue	$241,020	100%	$250,685	100%	$415,740	100%	$467,390	100%
Cost of revenue	165,248	69	154,681	62	287,466	69	280,910	60
Gross profit	75,772	31	96,004	38	128,274	31	186,480	40
Operating expenses:
Research and development	41,903	17	36,218	14	80,088	19	67,816	15
Sales and marketing	39,906	17	39,439	16	77,961	19	74,812	16
General and administrative	16,457	7	15,692	6	32,533	8	31,035	7
Total operating expenses	98,266	41	91,349	36	190,582	46	173,663	38
Operating income (loss)	(22,494)	(10)	4,655	2	(62,308)	(15)	12,817	2
Other income (expense):
Interest expense	(1,139)	—	(1,538)	(1)	(2,292)	(1)	(3,747)	(1)
Other income (expense), net	2,423	1	(488)	—	5,268	2	(807)	—
Total other income (expense), net	1,284	1	(2,026)	(1)	2,976	1	(4,554)	(1)
Income (loss) before income taxes	(21,210)	(9)	2,629	1	(59,332)	(14)	8,263	1
Income tax expense (benefit)	(3,998)	(2)	110	—	(12,251)	(3)	59	—
Net income (loss)	$(17,212)	(7)%	$2,519	1%	$(47,081)	(11)%	$8,204	1%

Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended June 30,			Six months ended June 30,
	2023	2022	% Change	2023	2022	% Change
Camera units shipped	704	640	10%	1,166	1,163	—%

Average selling price	$342	$392	(13)	$356	$402	(11)

Retail	$165,375	$155,415	6	$245,184	$283,495	(14)
Percentage of revenue	68.6%	62.0%		59.0%	60.7%
GoPro.com	$75,645	$95,270	(21)	$170,556	$183,895	(7)
Percentage of revenue	31.4%	38.0%		41.0%	39.3%
Total revenue	$241,020	$250,685	(4)%	$415,740	$467,390	(11)%

Americas	$121,644	$126,377	(4)%	$211,163	$228,960	(8)%
Percentage of revenue	50.5%	50.4%		50.8%	49.0%
Europe, Middle East and Africa (EMEA)	$66,500	$71,691	(7)	$112,516	$133,222	(16)
Percentage of revenue	27.6%	28.6%		27.1%	28.5%
Asia and Pacific (APAC)	$52,876	$52,617	—	$92,061	$105,208	(12)
Percentage of revenue	21.9%	21.0%		22.1%	22.5%
Total revenue	$241,020	$250,685	(4)%	$415,740	$467,390	(11)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue for the second quarter of 2023 was $241.0 million, or a 3.9% decrease from the same period in 2022, primarily driven by the impact of our strategic pricing decisions to reduce the MSRPs across our camera lineup, and a corresponding shift in camera revenue mix as we offered entry level cameras at a sub-$300 price point for the first time since 2019. The current entry level price point camera is also our lowest margin product and may remain low margin for the foreseeable future until we are able to replace it with a more cost-effective solution. As a result, our second quarter 2023 average selling price decreased 12.6% year-over-year to $342, and our second quarter 2023 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 75% compared to 93% for the same period in 2022. These factors were partially offset by a 10.0% year-over-year increase in units shipped in the quarter to 704 thousand as unit volume from lower price point cameras experienced increased demand, which was in line with our strategic pricing objectives. Retail revenue was $165.4 million in the second quarter of 2023, and represented 68.6% and 62.0% of total revenue for the second quarter of 2023 and 2022, respectively. The shift towards our retail channel reflects early efforts of our updated go-to-market strategy to refocus our retail presence and to drive retail consumers to our GoPro subscription offering via our mobile app or GoPro.com. GoPro.com revenue was $75.6 million in the second quarter of 2023 and represented 31.4% of total revenue, compared to 38.0% of total revenue for the same period in 2022. Subscription and service revenue, which is included in the GoPro.com channel, was $24.4 million in the second quarter of 2023, or a 21.0% increase year-over-year. We had 2.44 million GoPro subscribers as of June 30, 2023, a 27% increase year-over-year.
Revenue in the first six months of 2023 was $415.7 million, or an 11.1% decrease from the same period in 2022, primarily driven by the impact of our strategic pricing decisions to reduce the MSRPs across our camera lineup, and a corresponding shift in camera revenue mix as we offered entry level cameras at a sub-$300 price point for the first time since 2019. The reduction in MSRP resulted in a price protection charge of $34.4 million for the six months ended June 30, 2023, which was based on estimated channel inventory levels as of the price drop date. Actual price protection claims may differ from our estimates. As a result of these changes in the first six months of 2023, our average selling price decreased 11.2% year-over-year to $356 and our camera revenue mix from cameras with an MSRP equal to or greater than $400 was 81% compared to 92% for the same period in 2022. Units shipped in the first six months of 2023 remained flat year-over-year at 1.2 million. Subscription and service revenue increased 23% year-over-year to $47.5 million, which is included in the GoPro.com channel. GoPro.com revenue represented 41.0% and 39.3% of total revenue for the first six months of 2023 and 2022, respectively, while retail revenue represented 59.0% and 60.7% of total revenue for the first six months of 2023 and 2022, respectively. On a constant currency basis, we estimated that our revenue in the first six months of 2023 was negatively impacted by approximately $7.4 million compared to the same period in 2022.
Cost of revenue and gross margin

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2023	2022	% Change		2023	2022	% Change
Cost of revenue	$164,902	$154,188	7%		$286,653	$279,905	2%
Stock-based compensation	530	483	10		996	930	7
Acquisition-related costs	—	—	—		—	47	(100)
Restructuring costs	(184)	10	(1,940)		(183)	28	(754)
Total cost of revenue	$165,248	$154,681	7%		$287,466	$280,910	2%
Gross margin	31.4%	38.3%	(690)	bps	30.9%	39.9%	(900)	bps
Gross margin of 31.4% for the second quarter of 2023 decreased from 38.3% in the same period of 2022, or 690 bps, primarily due to the impact of our strategic pricing decisions to reduce the MSRPs across our camera lineup (810 bps), which includes a total second quarter 2023 price protection charge of $11 million, a 150% increase in the sale of entry level price point cameras which carry lower margins compared to our higher priced cameras, and an increase to our retail sales channel mix, partially offset by increased margin contribution from subscriptions of 120 bps.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross margin of 30.9% in the first half of 2023 decreased from 39.9% in the same period of 2022, or 900 bps, primarily due to the impact of our strategic pricing decisions to reduce the MSRPs across our camera lineup (970 bps), which includes total price protection charges of $34.4 million, an increase in the sale of entry level price point cameras which carry lower margins compared to our higher priced cameras, and an increase to our retail sales channel mix. Gross margin was also impacted by the effect of foreign currencies (120 bps), partially offset by increased margin contribution from subscriptions of 180 bps.
Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Research and development	$36,982	$31,726	17%	$70,410	$59,014	19%
Stock-based compensation	4,922	4,405	12	9,668	8,563	13
Restructuring costs	(1)	87	(101)	10	239	(96)
Total research and development	$41,903	$36,218	16%	$80,088	$67,816	18%
Percentage of revenue	17.4%	14.4%		19.3%	14.5%
The year-over-year increase of $5.7 million, or 16%, in total research and development expense for the second quarter of 2023 compared to the same period of 2022 was primarily driven by a $3.2 million increase in development work on our next generation system-on-chip and a $2.8 million increase in cash based personnel-related costs, partially offset by a $0.3 million increase in R&D foreign tax credits.
The year-over-year increase of $12.3 million, or 18%, in total research and development expense in the first half of 2023 compared to the same period of 2022 was primarily driven by a $7.2 million increase in development work on our next generation system-on-chip, and a $5.5 million increase in cash based personnel-related costs, partially offset by a $0.3 million increase in R&D foreign tax credits, and a $0.2 million decrease in restructuring expenses.
Sales and marketing

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Sales and marketing	$37,547	$37,161	1%	$73,418	$70,326	4%
Stock-based compensation	2,359	2,229	6	4,537	4,352	4
Restructuring costs	—	49	(100)	6	134	(96)
Total sales and marketing	$39,906	$39,439	1%	$77,961	$74,812	4%
Percentage of revenue	16.6%	15.7%		18.8%	16.0%
The year-over-year increase of $0.5 million, or 1%, in total sales and marketing expense for the second quarter of 2023 compared to the same period of 2022 was primarily driven by a $1.4 million increase in online advertising campaigns, partially offset by a $1.1 reduction in marketing events.
The year-over-year increase of $3.1 million, or 4%, in total sales and marketing expense in the first half of 2023 compared to the same period of 2022 was primarily driven by a $2.1 million increase in consulting and professional services, and the HERO11 Black + HERO11 Black Mini one million dollar challenge occurring in the first quarter of 2023 compared to the HERO10 Black one million dollar challenge occurring in the fourth quarter of 2021.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
General and administrative	$13,151	$12,531	5%	$26,300	$24,717	6%
Stock-based compensation	3,306	3,134	5	6,230	6,242	—
Restructuring costs	—	27	(100)	3	76	(96)
Total general and administrative	$16,457	$15,692	5%	$32,533	$31,035	5%
Percentage of revenue	6.8%	6.3%		7.8%	6.6%
The year-over-year increase of $0.8 million, or 5%, in total general and administrative expense for the second quarter of 2023 compared to the same period of 2022 primarily reflected a $1.5 million increase in consulting and professional services, partially offset by a $0.4 million decrease in allocated facilities, depreciation and other supporting overhead expenses, a $0.2 million decrease in bad debt expense, and a $0.2 million decrease in cash based personnel-related costs.
The year-over-year increase of $1.5 million, or 5%, in total general and administrative expense in the first half of 2023 compared to the same period of 2022 was primarily driven by a $2.6 million increase in consulting and professional services, partially offset by a $0.8 million decrease in cash based personnel-related costs, and a $0.6 million decrease in allocated facilities, depreciation and other supporting overhead expenses.
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
See Note 11 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements.
Other income (expense)

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Interest expense	$(1,139)	$(1,538)	(26)%	$(2,292)	$(3,747)	(39)%
Other income (expense), net	2,423	(488)	(597)	5,268	(807)	(753)
Total other income (expense), net	$1,284	$(2,026)	(163)%	$2,976	$(4,554)	(165)%
Total other expense, net, decreased $3.3 million for the second quarter of 2023 compared to the same period of 2022, primarily due to higher available yields on our cash and marketable securities resulting in an increase in interest income of $2.5 million, a $0.4 million decrease in cash interest expense as our 2022 Notes matured and were paid in the second quarter of 2022, and a $0.4 million increase in net foreign exchange rate-based gains.
Total other expense, net decreased $7.5 million in the first half of 2023 compared to the same period of 2022, primarily due to higher available yields on our cash and marketable securities resulting in an increase in interest income of $5.2 million, a $1.4 million decrease in cash interest expense as our 2022 Notes matured and were paid in the second quarter of 2022, and a $0.9 million increase in net foreign exchange rate-based gains.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income taxes

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Income tax expense (benefit)	$(3,998)	$110	(3,735)%	$(12,251)	$59	(20,864)%
We recorded an income tax benefit of $4.0 million for the three months ended June 30, 2023, on pre-tax net loss of $21.2 million. Our income tax benefit for the three months ended June 30, 2023 primarily resulted from a tax benefit on pre-tax book loss, partially offset by the nondeductible equity tax expense from stock-based compensation, an income tax expense related to the foreign provision to income tax return adjustments, and an income tax expense related to the restructuring charges.
We recorded an income tax benefit of $12.3 million for the six months ended June 30, 2023 on pre-tax net loss of $59.3 million. Our income tax benefit for the six months ended June 30, 2023 primarily resulted from a tax benefit on pre-tax book loss, partially offset by the nondeductible equity tax expense from stock-based compensation, an income tax expense related to the foreign provision to income tax return adjustments, and an income tax expense related to the restructuring charges.
See Note 8 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$189,913	$223,735
Marketable securities	81,793	143,602
Total cash, cash equivalents and marketable securities	$271,706	$367,337
Percentage of total assets	27%	34%
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
As of June 30, 2023, our cash, cash equivalents and marketable securities totaled $271.7 million. Our cash, net of the outstanding principal balance of the 2025 Notes, as of June 30, 2023 was $128.0 million. The overall cash used in operating activities of $75.0 million for the six months ended June 30, 2023 was primarily attributable to a net loss of $47.1 million and net cash outflows from changes in our working capital of $36.9 million, and a deferred income tax benefit of $16.1 million, partially offset by net cash inflows from other non-cash expenses of $25.1 million. Working capital changes for the six months ended June 30, 2023 of $36.9 million were the result of a decrease in accounts payable and other liabilities of $17.1 million, an increase in inventory of $8.3 million, an increase in accounts receivable of $5.4 million, an increase in prepaid expenses and other assets of $3.1 million,

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
and a decrease in deferred revenue of $3.0 million. As of June 30, 2023, $12.8 million of cash was held by our foreign subsidiaries.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2023	2022	% Change
Net cash provided by (used in):
Operating activities	$(74,954)	$(60,551)	24%
Investing activities	$63,461	$16,778	278%
Financing activities	$(22,510)	$(152,564)	(85)%
Cash flows from operating activities
Cash used in operating activities of $75.0 million for the six months ended June 30, 2023 was primarily attributable to a net loss of $47.1 million, net cash outflows from changes in our working capital of $36.9 million, and a deferred income tax benefit of $16.1 million, partially offset by net cash inflows from other non-cash expenses of $25.1 million. Working capital changes for the six months ended June 30, 2023 of $36.9 million were the result of a decrease in accounts payable and other liabilities of $17.1 million, an increase in inventory of $8.3 million, an increase in accounts receivable of $5.4 million, an increase in prepaid expenses and other assets of $3.1 million, and a decrease in deferred revenue of $3.0 million.
Cash flows from investing activities
Cash provided by investing activities of $63.5 million for the six months ended June 30, 2023 was primarily attributable to maturities of marketable securities of $90.2 million, partially offset by purchases of marketable securities of $25.8 million and net purchases of property and equipment of $1.0 million.
Cash flows from financing activities
Cash used in financing activities of $22.5 million for the six months ended June 30, 2023 was primarily attributable to repurchases of our outstanding common stock of $20.0 million and $4.8 million in tax payments for net restricted stock unit (RSU) settlements, partially offset by $2.3 million of cash inflows from stock purchases made through our employee stock purchase plan and employee stock option exercises.
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

Non-GAAP Financial Measures
We report net income (loss) and diluted net income (loss) per share in accordance with United States generally accepted accounting principles (GAAP) and on a non-GAAP basis. We additionally report non-GAAP adjusted EBITDA. Revenue is presented on a constant currency basis to show performance unaffected by fluctuations in currency exchange rates. We calculate constant currency amounts by translating current period amounts at the prior period’s average exchange rate and compare that to current period performance. We use non-GAAP financial measures to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. Our management uses, and believes that investors benefit from referring to these non-GAAP financial measures in assessing our operating results. These non-GAAP financial measures should not be considered in isolation from, or as an

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
alternative to, the measures prepared in accordance with GAAP, and are not based on any comprehensive set of accounting rules or principles. We believe that these non-GAAP measures, when read in conjunction with our GAAP financials, provide useful information to investors by facilitating:
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
The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended
(in thousands)	June 30, 2023	March 31, 2023	June 30, 2022
Net income (loss)	$(17,212)	$(29,869)	$2,519
Income tax expense (benefit)	(3,998)	(8,253)	110
Interest (income) expense, net	(1,635)	(1,683)	1,244
Depreciation and amortization	1,748	1,809	2,253
POP display amortization	405	417	430
Stock-based compensation	11,117	10,314	10,251
Restructuring and other costs	(715)	(261)	84
Adjusted EBITDA	$(10,290)	$(27,526)	$16,891
The following table presents a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended
(in thousands, except per share data)	June 30, 2023	March 31, 2023	June 30, 2022
Net income (loss)	$(17,212)	$(29,869)	$2,519
Stock-based compensation	11,117	10,314	10,251
Restructuring and other costs	(715)	(261)	84
Income tax adjustments	(4,481)	(8,761)	(64)
Non-GAAP net income (loss)	$(11,291)	$(28,577)	$12,790

GAAP net income (loss) - basic	$(17,212)	$(29,869)	$2,519
Add: Interest on convertible notes, tax effected	—	—	715
GAAP net income (loss) - diluted	$(17,212)	$(29,869)	$3,234

Non-GAAP net income (loss) - basic	$(11,291)	$(28,577)	$12,790
Add: Interest on convertible notes, tax effected	—	—	715
Non-GAAP net income (loss) - diluted	$(11,291)	$(28,577)	$13,505

GAAP diluted net income (loss) per share	$(0.11)	$(0.19)	$0.02
Non-GAAP diluted net income (loss) per share	$(0.07)	$(0.18)	$0.08

GAAP shares for basic net income (loss) per share	154,562	155,402	156,645
Add: Effect of dilutive securities	—	—	20,215
GAAP and non-GAAP shares for diluted net income (loss) per share	154,562	155,402	176,860

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com is denominated in U.S. dollars and various foreign currencies. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Australian dollar, Canadian dollar, and Japanese Yen. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of June 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1, Note 9 Commitments, contingencies and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended June 30, 2023.

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

•Security and data breaches and cyber-attacks could disrupt our web platform, products, services, internal operations, information technology systems, or those of our strategic partners, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.
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
Our cumulative GAAP income from the past three years may not be sustainable in future periods. We may not be able to achieve our forecast, sustain revenue growth or profitability, and our operating results may fluctuate unpredictably. For example, our annual revenue decreased slightly from 2021 to 2022 from $1.16 billion to $1.09 billion, respectively. In addition, we incurred operating income of $39.0 million and $113.2 million for the full year in 2022 and 2021, respectively. In future periods, sales or revenue could decline, remain flat, or grow more slowly than we expect, or we could be negatively impacted by foreign currency exchange rate fluctuations, which could have a material negative effect on our future operating results. For example, foreign currency exchange rate fluctuations negatively impacted revenue and operating income by $50.4 million in 2022.
Lower levels of revenue, lower product margins or higher levels of operating expenses in future periods may result in losses or limited profitability. We may experience lower levels of revenue, lower product margins or higher levels of operating expenses for a variety of reasons, including, among other factors: ineffective investments in product innovation; advertising and marketing; increasing freight rates; shipping delays; increased supply chain costs; impact of currency exchange rates; failure to maintain higher average sales pricing for our cameras; or a recession or other sustained adverse market events that materially impacts consumer purchases of discretionary items, such as our products. For example, in the second quarter of 2023, our margins were negatively impacted by price protection charges, an increased volume of sales of our entry level price point cameras, and an increase to our retail sales channel mix.
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
The majority of our sales occur in United States dollars (U.S. dollar). An increase or decrease in the value of the U.S. dollar against the Euro and other foreign currencies could impact sales of our products, which could have a material impact on our operating results. For example, a strengthening U.S. dollar relative to other currencies could increase the real cost to consumers of our products in those markets outside the United States, which could lower sales and/or cause us to reduce our selling price to retailers and distributors in those markets. If global economic conditions are volatile or deteriorate, consumers may delay or reduce purchases of our products resulting in lower consumer demand for our products such that we may not reach our sales targets. Some product costs have become subject to inflationary pressure and we may not be able to fully offset such higher costs through price increases; our inability or failure to offset any such higher costs as necessary could harm our business, financial condition, and operating results. Additionally, in 2022, the Euro, Japanese yen and British pound all experienced declines in value relative to the U.S. dollar, which negatively affected our results of operations during the second, third, and fourth quarter of 2022 when compared to the prior year periods, and could continue to negatively impact our results of operations in future periods if the U.S. dollar strengthens relative to foreign currencies.
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
Our ability to grow revenue and be profitable relies on increasing unit sales. We depend upon maintaining and developing effective sales channels between our retailers, distributors and direct-to-consumer via GoPro.com.
Our future growth relies, in part, on increasing sales through our current retail partners and distributors, as well as expanding our retail footprint, and building and maintaining strong relationships with retail partners and distributors to promote our brand and to market and sell our products. Slower than forecasted growth or any reduction in sales by our retail and distribution channels could adversely affect our revenue, operating results and financial condition. We depend on retailers to provide adequate and attractive space for our products and POP displays in their stores and acquiesce to our policies. Due to macroeconomic factors and risk of theft, some retailers carry and display less inventory, which has impacted sales. We further depend on our retailers to employ, educate and motivate their sales personnel to effectively sell our products. If our retailers do not adequately display our products, choose to reduce the space for our products and POP displays in their stores or locate them in less than premium positioning, or choose not to carry some or all of our products or promote competitors’ products over ours or do not effectively explain to customers the advantages of our products, our sales could decrease and our business could be harmed. Increasing retail and distributor sales requires significant investment and resources. For example, we are investing in new POP displays and updating existing POP displays for both existing stores and new retailers which we believe will attract, inform consumers and assist sales personnel to effectively sell our products, however, there can be no assurance that this investment will lead to increased revenue and profit.
Our future growth also relies, in part, on our continued ability to attract consumers to our GoPro.com sales channel, which has and will require significant expenditures in marketing, software development and infrastructure. There can be no assurance that this investment will be successful.
We may not be able to acquire and retain subscribers at all or at historical rates, which could adversely impact our results of operations and our ability to be profitable.
We have experienced continuous growth in our subscription service over the past several years, but we may not be able to sustain such growth in the future. Our revenue growth and profitability is dependent on our ability to continuously attract and retain subscribers, and we cannot be certain that efforts to do so will be successful. Any changes to our subscription offerings could have an adverse effect on the success of our subscription service, attracting new subscribers and retaining existing subscribers. There are many factors that could lead to slowing subscriber growth or a decline in subscribers, including a decline in camera sales, attach rates or retention rates, our failure to introduce new features, benefits, products, or services that customers desire, changes to existing products, services and pricing that are not favorably received by our customers, or changes in the perceived value of our offerings. For example, part of our subscription growth strategy is dependent on expanding our distribution and retail channels and increasing unit sales which we believe will lead to an increase in subscribers. If the attach rate is less than what we forecasted, particularly the retail attach rate, this could have a negative impact on our overall subscriber growth plans. A decline in subscribers could have an adverse effect on our business, financial condition, and operating results.
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

The success of new product introductions, such as the HERO11 Black, HERO11 Black Creator Edition, HERO11 Black Mini, and HERO10 Black Bones, depends on a number of factors including, but not limited to, timely and successful research and development of next generation systems, pricing, market and consumer acceptance, the ability to successfully identify and originate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks and delays associated with new product design and production ramp-up issues, logistics, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction including testing of new parts and features.
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications and other products and services. Our research and development expenses were $139.9 million, $141.5 million and $131.6 million for 2022, 2021 and 2020, respectively and we expect that our research and development expenses will continue to be substantial into the second half of 2023 as we develop innovative technologies. Unanticipated problems in developing products could divert substantial resources, which may impair our ability to develop new products and enhancements of existing products, and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
Additionally, as a result of the macroeconomic environment, we may not be able to accurately forecast consumer demand and inventory requirements and appropriately manage inventory to meet demand. For example, inflationary pressures may have an impact on consumers’ share of wallet or our ability to raise prices. We have, and may in the future, reduce prices to stimulate demand. We offer retroactive price protection to certain of our retailers and distributors. For example, as a result of our May 2023 price drop, we recorded a total price protection charge of $26.7 million in the six months ended June 30, 2023, based on estimated channel inventory levels. Actual price protection claims may differ from our estimates. If price protection adjustments are higher than expected, our future results of operations could be materially and adversely affected. With respect to management and supply costs, we may be impacted by heightened demand for specialty memory, components and batteries that are not supported by our manufacturing partners. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.
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
Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules and such lead times could increase as a result of shipping disruptions, global conflicts (including the ongoing conflict in Ukraine), or other factors. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable, including as a result of global conflict and pandemics.
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

In particular, for our camera designs we incorporate system on chips, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique design and performance profiles, and as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 system on chip in our MAX camera as well as our HERO9 and HERO8 Black cameras and the GP2 system on chip in our HERO11 Black, HERO11 Black Mini, HERO10 Black and HERO10 Black Bones cameras and rely on a single source for GP1 and GP2, and we are subject to price increases for those components. Costs for the components that comprise GP1 and GP2 could continue to increase even as prices for commodity hardware declines.
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
Our business requires us to coordinate the manufacture and distribution of our products. Our manufacturers and supply chain partners may experience disruptions in their operations due to equipment breakdowns, component or material shortages, labor strikes or shortages, shipping delays, transportation or logistics challenges, natural disasters, cyber-attacks, cost increases, pandemics, or other similar problems. If we do not successfully coordinate with our service providers, we may have insufficient supply of products to meet customer demand or face increased or additional costs, and as a result, we could lose sales, and our financial performance may be adversely affected.
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
Security and data breaches and cyber-attacks could disrupt our web platform, products, services, internal operations, information technology systems, or those of our strategic partners, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.
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

Revenue from outside the United States comprised 59%, 55% and 52% of our revenue in 2022, 2021 and 2020, respectively, and we expect international revenue to continue to be significant in the future. Further, we currently have foreign operations in China, France, Germany, Hong Kong, Japan, Netherlands, Philippines, Romania, the United Kingdom (U.K.) and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:
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
•wars and global conflicts, including the ongoing conflict in Ukraine;
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
We previously implemented restructuring actions to reduce our operating expenses. Our past restructuring actions and any future restructuring actions could have an adverse effect on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer as a result.
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
Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our mobile app, and GoPro and Quik subscriptions may not be as compelling as those offered by other companies, such as Apple, Adobe or Google, although the mobile application supports content from other platforms including content from iOS and Android. Manufacturers of smartphones and tablets, such as Apple, Google and Samsung, may continue to design their products for use in a range of conditions similar to our products, including in challenging physical environments and with waterproof capabilities, or develop products with features similar to ours. We rely in part on application marketplaces, such as the Apple App Store and Google Play, to distribute our mobile and desktop apps. Apple and Google may raise commissions, change or modify rules or functionality for apps on the marketplaces, or make access to our apps more difficult, which could adversely impact our business and results of operations.
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
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We generated positive operating income for the full year of 2022 and 2021, though we incurred significant operating losses in 2020. As of June 30, 2023, we had an accumulated deficit of $243.2 million. We have implemented global reductions-in-force and other restructuring actions to reduce our operating expenses. However, we may not realize the cost savings expected from cost reduction actions.
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
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, threat of fire, act of terrorism, public health issues or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations in, among other countries, China, Thailand, Hong Kong, Japan, Mexico, Netherlands, Singapore, Taiwan and the United States. Political instability, global conflicts, public health issues, crises, pandemics, or other catastrophic events in any of those countries, including as a result of climate change, could adversely affect our business in the future, our financial condition and operating results. For example, in March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic and public health emergency of international concern. The COVID-19 pandemic has had a material impact on the U.S. and global economies and any resurgence of the COVID-19 pandemic or other pandemic could materially and adversely impact on our employees, vendors, suppliers, manufacturers, retailers, distributors, and customers, which could adversely and materially impact our business, financial condition, and results of operations.
Our aspirations and disclosures related to environmental, social and governance (ESG) matters expose us to risks that could adversely affect our reputation and performance.
In November 2022, we published our inaugural Sustainability Report to highlighting our efforts to address the environmental impact on the use of materials in our consumer packaging, our commitment to focus on strategic recruiting practices to serve as the foundation for our diverse workforce, and our commitment to legal and ethical business practices. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include the evolving consumer protection laws applicable to ESG matters and the availability of materials and suppliers that can meet our sustainability and other ESG goals.
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
We have also registered domain names for websites (URLs) that we use in our business, such as GoPro.com, as well as social media handles. If we are unable to protect our domain names or social media handles, our brand, business, and operating results could be adversely affected. Domain names or social media handles similar to ours have already been registered in the United States and elsewhere, and we may not be able to prevent third parties from acquiring and using domain names or social media handles that infringe, are similar to, or otherwise decrease the value of, our trademarks. In addition, we might not be able to, or may choose not to, acquire or maintain trademark registrations, domain names, social media handles or other related rights in certain jurisdictions.
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
Litigation may be necessary to enforce our intellectual property rights. Initiating infringement proceedings against third parties can be expensive, may take significant time, and may divert management’s attention from other business concerns. We may not prevail in litigation to enforce our intellectual property rights against unauthorized use.
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
We may seek licenses from third parties where appropriate, but they could refuse to grant us a license or demand commercially unreasonable terms. Further, an adverse ruling in an infringement proceeding could force us to suspend or permanently cease the production or sale of products/services, face a temporary or permanent injunction, redesign or rebrand our products/services, pay significant settlement costs, pay third-party license fees or damage awards or give up some of our intellectual property. The occurrence of any of these events may materially and adversely affect our business, financial condition, operating results or cash flows.
If we are unable to maintain, license, or acquire rights to include intellectual property owned by others in the products, services or content distributed by us, our marketing, sales or future business strategy could be affected or we could be subject to lawsuits relating to our use of this content.
The distribution of GoPro content helps to market our brand, products, and subscription and service. If we cannot continue to acquire rights to distribute user-generated content or to use and distribute music, athlete and celebrity names and likenesses or other content for our original productions or third-party entertainment distribution channels or for our mobile app, our marketing efforts could be diminished, our sales could be harmed and our future content strategy could be adversely affected. In addition, third-party content providers or owners may allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use of or otherwise alter our business practices on a timely basis in response to claims of infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business may be adversely affected. As a user and distributor of content, we face potential liability for rights of publicity and privacy, as well as copyright, or trademark infringement or other claims based on the nature and content of materials that we distribute. If we are found to violate such third-party rights, then our business may suffer.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. We expect that existing laws, regulations and standards may even be interpreted differently in the future. For example, California implemented the California Privacy Rights Act (CRPA), effective as of January 1, 2023, with enforcement beginning on July 1, 2023, which amends the existing California Consumer Privacy Act. Additionally, comparable consumer privacy laws are set to take effect in 2023 in other several states, such as the Virginia Consumer Data Protection Act (effective January 1, 2023), the Colorado Privacy Act and the Connecticut Data Privacy Act (both effective July 1, 2023), and the Utah Consumer Privacy Act (effective December 31, 2023). Failure to comply with these new state regulations may result in significant civil penalties, injunctive relief, or statutory or actual damages. Complying with this new privacy legislation may result in additional costs and expenses.
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
Changes in interpretation of any federal, state, local or international regulation may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply with such regulations, or with any similar laws adopted in other jurisdictions. Our failure to comply with past, present and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties and other sanctions, which could harm our business and financial condition.
We also expect that our products will be affected by new environmental laws and regulations, including but not limited to laws and regulations focused on climate change, on an ongoing basis. Concerns about climate change have driven significant legislative and regulatory changes on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy, which may have an impact on the way we manufacture products or utilize energy to produce our products. We may also become subject to regulations resulting in increased disclosure obligations with respect to our greenhouse gas emissions. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products and the cost of compliance, or cause disruptions in the manufacture of our products and result in increased procurement, production, and distribution costs. Our reputation and brand could be harmed if we fail, or are perceived as having failed, to respond responsibly and effectively to changes in legal and regulatory measures adopted to address climate change. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. Since we operate on a global basis, this is a complex process that requires continual monitoring.
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
Since shares of our Class A common stock were sold in our initial public offering in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through June 30, 2023. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results, changes in our financial projections provided to the public or our failure to meet those projections, the public’s reaction to our press releases, other public announcements and filings with the SEC, significant transactions, or new features, products or services offered by us or our competitors, changes in our business lines and product lineup, changes in financial estimates and recommendations by securities analysts, media coverage of our business and financial performance, the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us, trends in our industry, any significant change in our management, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 67.5% of the voting power of our outstanding capital stock as of June 30, 2023 with Mr. Woodman, our Chairman and CEO, holding approximately 64.5% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
In addition, we cannot predict whether our dual class structure, combined with the concentrated control by Mr. Woodman, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers, including FTSE Russell and S&P Dow Jones, previously announced restrictions on including companies with multiple-class share structures in certain of their indexes that were then reversed. Because of our dual class structure, we may be excluded from these indexes in the future if new restrictions are announced, and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
In addition, our ability to purchase the 2025 Notes or repay prior to maturity any accelerated amounts under the 2025 Notes upon an event of default or pay cash upon conversion of the 2025 Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness outstanding at the time, including our credit facility. Our credit facility restricts our ability to repurchase the 2025 Notes for cash or repay prior to maturity any accelerated amounts under the 2025 Notes upon an event of default or pay cash upon conversion of the 2025 Notes, to the extent that on the date of such repurchase, repayment or conversion, as the case may be, we do not meet certain financial criteria set forth in the credit facility.
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
On August 16, 2022, the United States enacted the Inflation Reduction Act (IRA), which introduced, among other items, an excise tax that would impose a 1% surcharge on stock repurchases, net of stock issuances beginning in 2023. We repurchase our Class A common stock on the open market pursuant to a repurchase program initially authorized by the Company’s board of directors on January 27, 2022 for the repurchase of up to $100 million of our Class A common stock as supplemented by a subsequent authorization by the board of directors on February 9, 2023 for the repurchase of an additional $40 million of our Class A common stock. We could be subject to this new excise tax, depending on various factors, including the amount and frequency of any future stock repurchases and any permitted reductions or exceptions to the amount subject to the tax. We are continuing to evaluate the impact the IRA may have on our financial position and results of operations in connection with our repurchase program.
The United States, the European Commission, countries in the EU, Australia, and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing and continues to develop new proposals including allocating greater taxing rights to countries where customers are located and establishing a minimum tax on global income. A global consensus has been reached among approximately 138 countries, including the European Union and the OECD regarding a planned two-pillar approach to address tax challenges in the digital commerce era. The first pillar focuses on profit allocation and nexus, while the second pillar aims to establish a minimum global effective tax rate of 15%. The United States has not implemented Pillar Two legislation, but other OECD members including the European Union, plan to do so with Pillar Two taking effect in 2024, which would likely affect large U.S. and non-U.S. multinational enterprises (MNEs). These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes and cash flows.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our 2022 Annual Report in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), the fair value of our convertible senior notes, and income taxes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
Share repurchase activity for our Class A and Class B common stock during the three months ended June 30, 2023 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
April 1- 30, 2023	304	$4.50	304	$94,013
May 1 - 31, 2023	3,302	$4.13	3,302	$80,382
June 1 - 30, 2023	—	$—	—	$80,382
Total	3,606		3,606
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

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits
Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
10.01	GoPro, Inc. 2024 Equity Incentive Plan and related form agreements.	8-K	001-36514	10.1	June 9, 2023
10.02	GoPro, Inc. 2024 Employee Stock Purchase Plan.	8-K	001-36514	10.2	June 9, 2023
10.03	Office lease agreement between Carlsbad1-Commerce, LLC and the Registrant dated April 17, 2023.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL For the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X
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

GoPro, Inc.
(Registrant)

Dated:	August 3, 2023	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	August 3, 2023	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	August 3, 2023	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)