Form 10-Q
period 2023-09-30
GoPro, Inc.
filed 2023-11-07
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 6, 2023, 125,781,710 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A. of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023. Forward-looking statements include, but are not limited to, statements regarding our plans to expand and improve product offerings; projections of results of operations, research and development plans, marketing plans, plans to expand our global retail and distribution footprint, and revenue growth drivers, plans to manage our operating expenses effectively, plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; the impact of negative macroeconomic factors including rising interest rates and inflation, market volatility, economic recession concerns, and the potential occurrence of a temporary federal government shutdown; the ability for us to grow camera sales to drive meaningful volume and subscription growth; our ability to acquire and retain subscribers; the effects of global conflicts and geopolitical issues such as the conflicts in Israel and Ukraine or China-Taiwan relations on our business; plans to settle the note conversion in cash; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q, including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing including those factors when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$220,984	$223,735
Marketable securities	38,488	143,602
Accounts receivable, net	107,453	77,008
Inventory	154,876	127,131
Prepaid expenses and other current assets	38,030	34,551
Total current assets	559,831	606,027
Property and equipment, net	9,314	13,327
Operating lease right-of-use assets	19,686	21,819
Goodwill	146,459	146,459
Other long-term assets	310,347	289,293
Total assets	$1,045,637	$1,076,925

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$118,713	$91,648
Accrued expenses and other current liabilities	119,715	118,877
Short-term operating lease liabilities	9,873	9,553
Deferred revenue	52,502	55,850
Total current liabilities	300,803	275,928
Long-term taxes payable	12,400	9,536
Long-term debt	141,730	141,017
Long-term operating lease liabilities	27,825	33,446
Other long-term liabilities	3,799	5,439
Total liabilities	486,557	465,366

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 125,782 and 128,629 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,258 and 26,259 shares issued and outstanding, respectively	989,189	960,903
Treasury stock, at cost, 23,778 and 16,677 shares, respectively	(183,231)	(153,231)
Accumulated deficit	(246,878)	(196,113)
Total stockholders’ equity	559,080	611,559
Total liabilities and stockholders’ equity	$1,045,637	$1,076,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$294,299	$305,130	$710,039	$772,520
Cost of revenue	200,095	189,085	487,561	469,995
Gross profit	94,204	116,045	222,478	302,525
Operating expenses:
Research and development	41,708	36,043	121,796	103,859
Sales and marketing	41,254	41,076	119,215	115,888
General and administrative	15,029	14,495	47,562	45,530
Total operating expenses	97,991	91,614	288,573	265,277
Operating income (loss)	(3,787)	24,431	(66,095)	37,248
Other income (expense):
Interest expense	(1,171)	(1,185)	(3,463)	(4,932)
Other income (expense), net	1,963	284	7,231	(523)
Total other income (expense), net	792	(901)	3,768	(5,455)
Income (loss) before income taxes	(2,995)	23,530	(62,327)	31,793
Income tax expense (benefit)	689	5,960	(11,562)	6,019
Net income (loss)	$(3,684)	$17,570	$(50,765)	$25,774

Net income (loss) per share:
Basic	$(0.02)	$0.11	$(0.33)	$0.16
Diluted	$(0.02)	$0.10	$(0.33)	$0.16

Shares used to compute net income (loss) per share:
Basic	152,409	155,819	154,113	156,464
Diluted	152,409	173,184	154,113	180,038
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in thousands)	2023	2022
Operating activities:
Net income (loss)	$(50,765)	$25,774
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,001	6,590
Non-cash operating lease cost	2,133	4,166
Stock-based compensation	31,448	29,426
Deferred income taxes	(17,964)	6,147
Other	(1,968)	2,383
Changes in operating assets and liabilities:
Accounts receivable, net	(30,630)	29,792
Inventory	(27,745)	(66,985)
Prepaid expenses and other assets	(6,895)	4,602
Accounts payable and other liabilities	25,712	(67,136)
Deferred revenue	(4,919)	5,426
Net cash used in operating activities	(76,592)	(19,815)

Investing activities:
Purchases of property and equipment, net	(985)	(3,205)
Purchases of marketable securities	(25,782)	(103,733)
Maturities of marketable securities	134,204	109,649
Net cash provided by investing activities	107,437	2,711

Financing activities:
Proceeds from issuance of common stock	3,876	4,686
Taxes paid related to net share settlement of equity awards	(7,146)	(12,327)
Repurchase of outstanding common stock	(30,000)	(31,618)
Repayment of debt	—	(125,000)
Net cash used in financing activities	(33,270)	(164,259)

Effect of exchange rate changes on cash and cash equivalents	(326)	(2,563)
Net change in cash and cash equivalents	(2,751)	(183,926)
Cash and cash equivalents at beginning of period	223,735	401,087
Cash and cash equivalents at end of period	$220,984	$217,161
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2021	156,474	$1,008,872	$(113,613)	$(279,345)	$615,914
Common stock issued under employee benefit plans, net of shares withheld for tax	1,891	2,371	—	—	2,371
Taxes paid related to net share settlements	—	(7,175)	—	—	(7,175)
Stock-based compensation expense	—	9,836	—	—	9,836
Repurchase of outstanding common stock	(1,120)	—	(10,000)	—	(10,000)
Cumulative effect of adoption of new accounting standard	—	(78,230)	—	54,385	(23,845)
Net income	—	—	—	5,685	5,685
Balances at March 31, 2022	157,245	935,674	(123,613)	(219,275)	592,786
Common stock issued under employee benefit plans, net of shares withheld for tax	421	30	—	—	30
Taxes paid related to net share settlements	—	(1,313)	—	—	(1,313)
Stock-based compensation expense	—	10,251	—	—	10,251
Repurchase of outstanding common stock	(1,802)	—	(11,762)	—	(11,762)
Net income	—	—	—	2,519	2,519
Balances at June 30, 2022	155,864	944,642	(135,375)	(216,756)	592,511
Common stock issued under employee benefit plans, net of shares withheld for tax	1,589	2,010	—	—	2,010
Taxes paid related to net share settlements	—	(3,839)	—	—	(3,839)
Stock-based compensation expense	—	9,339	—	—	9,339
Repurchase of outstanding common stock	(1,540)	—	(9,856)	—	(9,856)
Net income	—	—	—	17,570	17,570
Balances at September 30, 2022	155,913	$952,152	$(145,231)	$(199,186)	$607,735

Balances at December 31, 2022	154,888	$960,903	$(153,231)	$(196,113)	$611,559
Common stock issued under employee benefit plans, net of shares withheld for tax	1,960	2,397	—	—	2,397
Taxes paid related to net share settlements	—	(4,251)	—	—	(4,251)
Stock-based compensation expense	—	10,314	—	—	10,314
Repurchase of outstanding common stock	(890)	—	(5,000)	—	(5,000)
Net loss	—	—	—	(29,869)	(29,869)
Balances at March 31, 2023	155,958	969,363	(158,231)	(225,982)	585,150
Common stock issued under employee benefit plans, net of shares withheld for tax	375	7	—	—	7
Taxes paid related to net share settlements	—	(583)	—	—	(583)
Stock-based compensation expense	—	11,117	—	—	11,117
Repurchase of outstanding common stock	(3,606)	—	(15,000)	—	(15,000)
Net loss	—	—	—	(17,212)	(17,212)
Balances at June 30, 2023	152,727	979,904	(173,231)	(243,194)	563,479
Common stock issued under employee benefit plans, net of shares withheld for tax	1,918	1,580	—	—	1,580
Taxes paid related to net share settlements	—	(2,312)	—	—	(2,312)
Stock-based compensation expense (Note 6)	—	10,017	—	—	10,017
Repurchase of outstanding common stock	(2,605)	—	(10,000)	—	(10,000)
Net loss	—	—	—	(3,684)	(3,684)
Balances at September 30, 2023	152,040	$989,189	$(183,231)	$(246,878)	$559,080
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
The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements but are not necessarily indicative of the results expected in future periods. The Condensed Consolidated Balance Sheet as of December 31, 2022, has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (Annual Report) for the year ended December 31, 2022. There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K.
Principles of consolidation. These condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition and the allocation of the transaction price (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), fair value of convertible senior notes, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected. The Company's actual results for the nine months ended September 30, 2023, as well as its latest projections for the full year 2023 are in-line with expectations reviewed as part of the Company’s fourth quarter 2022 goodwill qualitative assessment. Based on the Company’s interim assessment as of September 30, 2023, and despite the recent reduction in the Company’s market capitalization during the third quarter 2023, the Company determined that it did not incur a “triggering event” requiring a quantitative assessment of goodwill. If the Company's market capitalization continues to decline or future performance varies from current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which a charge would be necessary to record. The Company will continue to monitor developments throughout the remainder of 2023, including updates to the Company’s forecasts, discount rates, and the Company’s market capitalization. An update of the Company’s assessment and related estimates may be required in the future.

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
The Company’s camera sales contain multiple performance obligations that can include the following four separate obligations: (i) a camera hardware component (which may be bundled with hardware accessories) and the embedded firmware essential to the functionality of the camera component delivered at the time of sale, (ii) a subscription and service, (iii) the implied right for the customer to receive post contract support after the initial sale (PCS), and (iv) the implicit right to the Company’s downloadable free apps and software solutions. The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email, chat and telephone support.
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
The Company’s subscription and service revenue is recognized primarily from our GoPro subscription and Quik subscription offerings and is recognized ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue. The Company’s GoPro subscription offers a range of services, including unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, the delivery of highlight videos automatically via the Company’s mobile app when GoPro camera footage is uploaded to a GoPro cloud account using the Company’s Auto Upload feature, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, gear, mounts and accessories. The Company also offers the Quik subscription that provides access to a suite of simple single-clip and multi-clip editing tools.
For the Company’s camera sale arrangements with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells its products, and subscription and service. If a standalone selling price is not directly observable, then the Company estimates the standalone selling prices considering market conditions and entity-specific factors. For example, the standalone selling price for PCS is determined based on a cost-plus approach, which incorporates the level of support provided to customers, estimated costs to provide such support, and the amount of time and costs that are allocated to efforts to develop the undelivered elements.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Deferred revenue as of September 30, 2023 and December 31, 2022, includes amounts related to the Company’s subscriptions and PCS. The Company’s short-term and long-term deferred revenue balances totaled $55.5 million and $60.4 million as of September 30, 2023 and December 31, 2022, respectively. Of the deferred revenue balance as of December 31, 2022 and 2021, the Company recognized $12.2 million and $9.0 million of revenue during the three months ended September 30, 2023 and 2022, respectively, and $50.6 million and $37.9 million of revenue during the nine months ended September 30, 2023 and 2022, respectively. Of the deferred revenue balance as of June 30, 2023 and 2022, the Company recognized $23.1 million and $18.4 million of revenue during the three months ended September 30, 2023 and 2022, respectively.
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
Income taxes. The Company utilizes the asset and liability method for computing its income tax provision, under which, deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. Management makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income in each tax jurisdiction and, to the extent the Company believes recovery is not likely, establishes a valuation allowance.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	September 30, 2023			December 31, 2022
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$169,072	$—	$169,072	$138,394	$—	$138,394
Total cash equivalents	$169,072	$—	$169,072	$138,394	$—	$138,394
Marketable securities:
U.S. treasury securities	$—	$10,846	$10,846	$—	$14,716	$14,716
Commercial paper	—	11,819	11,819	—	87,436	87,436
Corporate debt securities	—	3,925	3,925	—	29,637	29,637
Government securities	—	11,898	11,898	—	11,813	11,813
Total marketable securities	$—	$38,488	$38,488	$—	$143,602	$143,602
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $51.9 million and $85.3 million as of September 30, 2023 and December 31, 2022, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of September 30, 2023 were all less than one year in duration. At September 30, 2023 and December 31, 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At September 30, 2023 and December 31, 2022, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 4 Financing arrangements). The estimated fair value of the 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the 2025 Notes was $126.3 million and $130.1 million as of September 30, 2023 and December 31, 2022, respectively. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the 2025 Notes.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, intangible assets, and operating lease right-of-use assets, in connection with periodic evaluations for potential impairment.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
3. Condensed consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	September 30, 2023	December 31, 2022
Components	$17,802	$38,400
Finished goods	137,074	88,731
Total inventory	$154,876	$127,131
Property and equipment, net

(in thousands)	September 30, 2023	December 31, 2022
Leasehold improvements	$24,084	$32,472
Production, engineering and other equipment	39,941	46,475
Tooling	7,971	9,033
Computers and software	17,717	17,258
Furniture and office equipment	4,645	4,879
Tradeshow equipment and other	1,705	1,664
Construction in progress	158	59
Gross property and equipment	96,221	111,840
Less: Accumulated depreciation and amortization	(86,907)	(98,513)
Property and equipment, net	$9,314	$13,327
Other long-term assets

(in thousands)	September 30, 2023	December 31, 2022
Long-term deferred tax assets	$296,867	$279,045
Deposits and other	7,893	8,435
Point of purchase (POP) displays	5,572	1,798
Intangible assets, net	15	15
Other long-term assets	$310,347	$289,293
Intangible assets are comprised of purchased technology, which have a useful life between 20-72 months, and an indefinite life asset. Amortization expense was zero for the three months ended September 30, 2023 and 2022, and zero and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, all of the Company’s purchased technology intangible assets were fully amortized.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Accrued expenses and other current liabilities

(in thousands)	September 30, 2023	December 31, 2022
Accrued sales incentives	$46,341	$41,662
Accrued liabilities (1)	28,101	35,853
Employee related liabilities	9,828	11,261
Inventory received	7,859	233
Warranty liabilities	7,653	7,825
Return liability	5,494	6,002
Customer deposits	3,720	3,428
Purchase order commitments	1,013	782
Other	9,706	11,831
Accrued expenses and other current liabilities	$119,715	$118,877
(1)    See Note 11 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Beginning balance	$7,304	$7,860	$8,319	$8,842
Charged to cost of revenue	6,284	5,801	14,758	13,049
Settlement of warranty claims	(5,392)	(5,743)	(14,881)	(13,973)
Warranty liability	$8,196	$7,918	$8,196	$7,918
At September 30, 2023 and December 31, 2022, $7.7 million and $7.8 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.5 million and $0.5 million, respectively, was recorded as a component of other long-term liabilities.

4. Financing arrangements
2021 Credit Facility
In January 2021, the Company entered into a Credit Agreement which provides for a revolving credit facility (2021 Credit Facility) under which the Company may borrow up to an aggregate amount of $50.0 million. In March 2023, the Company amended the 2021 Credit Agreement (collectively, the 2021 Credit Agreement). The 2021 Credit Agreement will terminate and any outstanding borrowings become due and payable on the earlier of (i) January 2027 and (ii) unless the Company has cash in a specified deposit account in an amount equal to or greater than the amount required to repay the Company’s 1.25% convertible senior notes due November 2025, 91 days prior to the maturity date of such convertible notes.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
At September 30, 2023, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement and has made no borrowings from the 2021 Credit Facility to date. However, there is an outstanding letter of credit under the 2021 Credit Agreement of $5.2 million for certain duty-related requirements. This was not collateralized by any cash on hand.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
on the scheduled trading day immediately before the redemption date; or
•upon the occurrence of specified corporate events.
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended September 30, 2023, the conditions allowing holders of the 2025 Notes to convert were not met.
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
As of September 30, 2023 and December 31, 2022, the outstanding principal on the 2025 Notes was $143.8 million, the unamortized debt issuance cost was $2.1 million and $2.8 million, respectively, and the net carrying amount of the liability was $141.7 million and $141.0 million, respectively, which was recorded as long-term debt within the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2023 and 2022, the Company recorded interest expense of $0.4 million and $0.4 million, respectively, for contractual coupon interest, and $0.2 million and $0.2 million, respectively, for amortization of debt issuance costs. For the nine months ended September 30, 2023 and 2022 the Company recorded interest expense of $1.3 million and $1.3 million, respectively, for contractual coupon interest, and $0.7 million and $0.7 million, respectively, for amortization of debt issuance costs.
2022 Convertible Notes
In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 (2022 Notes), which were repaid in full by their April 15, 2022 maturity date. The 2022 Notes were senior, unsecured obligations of the Company that could be converted into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, based on conversion rates as defined in the indenture. Concurrently with the November 2020 issuance of the 2025 Notes, the Company used $56.2 million of the net cash proceeds from the 2025 Notes to repurchase $50.0 million principal amount of the 2022 Notes through a single, privately negotiated transaction. On April 15, 2022, the Company repaid the remaining $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date. For the three months ended September 30, 2022 the Company recorded interest expense of zero for contractual coupon interest, and zero for amortization of debt issuance costs. For the nine months ended

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2022 the Company recorded interest expense of $1.3 million for contractual coupon interest and $0.2 million for amortization of debt issuance costs.

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
As of September 30, 2023, the remaining amount of share repurchases under the program was $70.4 million. The following table summarizes share repurchases during the three and nine months ended September 30, 2023 and 2022.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Shares repurchased	2,605	1,540	7,101	4,462
Average price per share	$3.84	$6.40	$4.22	$7.09
Value of shares repurchased	$10,000	$9,856	$30,000	$31,618

6. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from its three stock-based employee compensation plans: the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan) and the 2014 Employee Stock Purchase Plan (2014 ESPP). No new options or awards have been granted under the 2010 Plan since June 2014. Outstanding options and awards under the 2010 Plan continue to be subject to the terms and conditions of the 2010 Plan. Options granted under the 2014 Plan generally expire within ten years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2014 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2014 Plan generally vest over three years based upon continued service and the Company achieving certain financial and operating targets and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur. The 2014 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. For additional information regarding the Company’s equity incentive plans, refer to the 2022 Annual Report.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Stock options
A summary of the Company’s stock option activity for the nine months ended September 30, 2023 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	3,089	$9.37	5.30	$467
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(481)	10.49
Outstanding at September 30, 2023	2,608	$9.16	4.73	$—

Vested and expected to vest at September 30, 2023	2,608	$9.16	4.73	$—
Exercisable at September 30, 2023	2,307	$9.38	4.34	$—
The aggregate intrinsic value of the stock options outstanding as of September 30, 2023 represents the value of the Company’s closing stock price on September 30, 2023 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the nine months ended September 30, 2023 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2022	8,727	$7.19
Granted	7,358	5.40
Vested	(4,380)	6.70
Forfeited	(520)	6.78
Non-vested shares at September 30, 2023	11,185	$6.22
Performance stock units
A summary of the Company’s PSU activity for the nine months ended September 30, 2023 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2022	686	$7.93
Granted	1,254	5.79
Vested	(402)	7.62
Forfeited	(18)	8.40
Non-vested shares at September 30, 2023	1,520	$6.24
Employee stock purchase plan. For the nine months ended September 30, 2023 and 2022, the Company issued 0.9 million and 0.7 million shares under its ESPP, respectively, at weighted-average prices of $4.10 and $6.72 per share, respectively.
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
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$500	$441	$1,496	$1,371
Research and development	4,713	4,395	14,381	12,958
Sales and marketing	2,125	1,819	6,662	6,171
General and administrative	2,679	2,684	8,909	8,926
Total stock-based compensation expense	$10,017	$9,339	$31,448	$29,426
The income tax benefit related to stock-based compensation expense was $2.3 million and $7.1 million for the three and nine months ended September 30, 2023, respectively. The income tax benefit related to stock-based compensation expense was $2.1 million and $6.5 million for the three and nine months ended September 30, 2022, respectively. See Note 8, Income taxes, for additional details.
As of September 30, 2023, total unearned stock-based compensation of $62.6 million related to stock options, RSUs, PSUs and ESPP shares is expected to be recognized over a weighted-average period of 2.26 years.

7. Net income (loss) per share
The following table presents the calculations of basic and diluted net income (loss) per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) - Basic	$(3,684)	$17,570	$(50,765)	$25,774
Interest on convertible notes, income tax effected	—	485	—	2,721
Net income (loss) - Diluted	$(3,684)	$18,055	$(50,765)	$28,495

Denominator:
Weighted-average common shares - basic for Class A and Class B common stock	152,409	155,819	154,113	156,464
Effect of dilutive securities	—	17,365	—	23,574
Weighted-average common shares - diluted for Class A and Class B common stock	152,409	173,184	154,113	180,038

Net income (loss) per share
Basic	$(0.02)	$0.11	$(0.33)	$0.16
Diluted	$(0.02)	$0.10	$(0.33)	$0.16

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Stock-based awards	15,535	10,328	15,410	7,007
Shares related to convertible senior notes	15,410	—	15,410	—
Total anti-dilutive securities	30,945	10,328	30,820	7,007
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income (loss) per share adjusts the basic net income (loss) per share and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of the Company’s ESPP and stock awards, using the treasury stock method.
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
8. Income taxes
The following table provides the income tax expense (benefit) amount:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Income tax expense (benefit)	$689	$5,960	$(11,562)	$6,019
The Company recorded an income tax expense of $0.7 million for the three months ended September 30, 2023 on pre-tax net loss of $3.0 million. The Company’s income tax expense for the three months ended September 30, 2023 was composed of $1.0 million of tax benefit incurred on pre-tax loss, and discrete items that primarily included $1.7 million of nondeductible equity tax expense for employee stock-based compensation, $0.1 million of tax expense related to the restructuring charges, and $0.1 million of tax benefit related to the foreign provision to income tax return adjustments. The Company recorded an income tax benefit of $11.6 million for the nine months ended September 30, 2023 on pre-tax net loss of $62.3 million. The Company’s income tax benefit for the nine months ended September 30, 2023 was composed of $14.4 million of tax benefit incurred on pre-tax loss, and discrete items that primarily included $2.4 million of net nondeductible equity tax expense for employee

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
stock-based compensation, $0.1 million of tax expense related to the foreign provision to income tax return adjustments, and $0.3 million of tax expense related to the restructuring charges.
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
At September 30, 2023 and December 31, 2022, the Company’s gross unrecognized tax benefits were $26.1 million and $23.4 million, respectively. If recognized, $12.6 million of these unrecognized tax benefits (net of United States federal benefit) at September 30, 2023 would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward. The Company conducts business globally and as a result, files income tax returns in the United States and foreign jurisdictions. The Company’s unrecognized tax benefits relate primarily to unresolved matters with taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months, it is possible that up to $2.4 million of uncertain tax position could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
9. Commitments, contingencies and guarantees
Facility leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2029.
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost (1)	$2,363	$2,871	$8,557	$8,198
Sublease income	(277)	(723)	(1,723)	(2,184)
Net lease cost	$2,086	$2,148	$6,834	$6,014
(1)    Operating lease cost includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,526	$11,083
Right-of-use assets obtained in exchange for operating lease liabilities	3,047	873
Operating lease modification to decrease right-of-use assets	—	(232)

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Supplemental balance sheet information related to leases was as follows:

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years) - operating leases	3.31	3.81
Weighted-average discount rate - operating leases	6.2%	6.1%

As of September 30, 2023, maturities of operating lease liabilities were as follows:

(in thousands)	September 30, 2023
2023 (remaining 3 months)	$1,986
2024	13,126
2025	12,693
2026	12,361
2027	1,359
Thereafter	504
Total lease payments	42,029
Less: Imputed interest	(4,331)
Present value of lease liabilities	$37,698
Other commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts, and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of September 30, 2023, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $209.6 million.
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of September 30, 2023, the Company has not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	September 30, 2023	December 31, 2022
Customer A	34%	30%
Customer B	18%	11%
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Accounts receivable sold	$32,011	$35,755	$73,050	$86,577
Factoring fees	434	363	1,101	629
Third-party customers who represented 10% or more of the Company's total revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Customer A	12%	*	10%	*
Customer B	*	*	10%	*
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Geographic information
Revenue by geographic region was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Americas	$131,612	$139,419	$342,775	$368,379
Europe, Middle East and Africa (EMEA)	83,490	84,994	196,006	218,216
Asia and Pacific (APAC)	79,197	80,717	171,258	185,925
Total revenue	$294,299	$305,130	$710,039	$772,520
Revenue from the United States, which is included in the Americas geographic region, was $100.9 million and $119.1 million, for the three months ended September 30, 2023 and 2022, respectively, and $283.0 million and $312.3 million for the nine months ended September 30, 2023 and 2022, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of September 30, 2023 and December 31, 2022, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $1.9 million and $4.0 million, respectively.
11. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$—	$—	$(183)	$28
Research and development	—	(4)	10	235
Sales and marketing	—	(2)	6	132
General and administrative	—	(1)	3	75
Total restructuring charges	$—	$(7)	$(164)	$470
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

(in thousands)	Contract and Other Costs	Total
Restructuring liability as of December 31, 2022	$7,833	$7,833
Restructuring charges (releases)	(184)	(184)
Cash paid	(7,649)	(7,649)
Restructuring liability as of September 30, 2023	$—	$—

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the SEC. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note About Forward-Looking Statements in this Quarterly Report on Form 10-Q. Disclosures under the heading Risk Factors in this Quarterly Report on Form 10-Q include a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition, and cash flows.
This MD&A is organized as follows:
•Overview. Discussion of our business, overall analysis of our financial performance and other highlights affecting the business in order to provide context for the remainder of the MD&A.
•Results of Operations. Analysis of our financial results comparing the third quarter and first nine months of 2023 to 2022.
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
In September 2023, we began shipping our HERO12 Black flagship camera that includes our GP2 processor, HyperSmooth 6.0 image stabilization, high dynamic range (HDR) photos and videos in 5.3K at 60 frames per second (FPS) and 4K at 60 FPS, and wireless audio support for Apple AirPods and other Bluetooth devices. HyperSmooth 6.0 image stabilization features improved AutoBoost, which analyzes up to 4x more data compared to HyperSmooth 5.0 while supporting 360-degree Horizon Lock. The HERO12 Black also includes 10-bit color video at up to 5.3K video at 60 FPS, 27 megapixel photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and HyperView, which allows for a 16:9 field of view. The HERO12 Black also includes the Enduro Battery, which improves the camera performance in both cold and moderate temperatures, a front-facing and rear touch display, TimeWarp 3.0, a Timecode Sync feature, and a Night Effects Time Lapse feature. We also began shipping our Max Lens Mod 2.0 for HERO12 Black, which features an ultra wide-angle digital lens for 4K video at 60 FPS, Max HyperSmooth in all video modes, and Horizon Lock for all digital lenses. Additionally, we began

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
shipping our HERO12 Black Creator Edition, which combines the HERO12 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.
Our HERO12 Black, HERO12 Black Creator Edition, HERO11 Black, HERO11 Black Mini, HERO11 Black Creator Edition, HERO10 Black, HERO10 Black Creator Edition, HERO9 Black and MAX cameras are compatible with our ecosystem of mountable and wearable accessories. We also offer our GoPro Player + ReelSteady desktop app, which provides industry-leading video stabilization and 360-reframing tools in a single post-production app.
We offer our GoPro subscription, which includes unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, the delivery of highlight videos automatically via our mobile app when GoPro camera footage is uploaded to the user’s GoPro cloud account using our Auto Upload feature, access to a high-quality live streaming service on GoPro.com, as well as discounts on GoPro cameras, gear, mounts and accessories.
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
We continue to monitor the current evolving macroeconomic landscape. Inflation, rising interest rates, and recession concerns places increasing pressure on many areas of our business, including product pricing, operating expenses, component pricing and consumer spending. In fiscal year 2022, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively impacted. See Item 1A. Risk Factors for further discussion of the possible impact of inflation and the strong U.S. dollar on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

% Change
(units and dollars in thousands, except per share amounts)	Q3 2023	Q2 2023	Q3 2022	Q3 2023 vs. Q2 2023	Q3 2023 vs. Q3 2022
Revenue	$294,299	$241,020	$305,130	22%	(4)%
Camera units shipped (1)	923	704	797	31%	16%
Gross margin (2)	32.0%	31.4%	38.0%	60	bps	(600)	bps
Operating expenses	$97,991	$98,266	$91,614	—%	7%
Net income (loss)	$(3,684)	$(17,212)	$17,570	(79)%	(121)%
Diluted net income (loss) per share	$(0.02)	$(0.11)	$0.10	(82)%	(120)%
Cash provided by (used in) operations	$(1,638)	$(7,852)	$40,736	(79)%	(104)%

Other financial information:
Adjusted EBITDA (3)	$7,232	$(10,290)	$35,200	(170)%	(79)%
Non-GAAP net income (loss) (4)	$6,309	$(11,291)	$31,847	(156)%	(80)%
Non-GAAP diluted net income (loss) per share	$0.04	$(0.07)	$0.19	(157)%	(79)%
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
(4)    We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges (if applicable), and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.
Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented under Non-GAAP Financial Measures.
Third quarter 2023 financial performance
Revenue for the third quarter of 2023 was $294.3 million, which represented a 3.5% decrease from the same period in 2022. The decrease was primarily driven by the impact of our decision to reduce the manufacturer’s suggested retail price (MSRP) across our camera lineup in May 2023. In addition, we expected a lift in camera revenue for entry-level cameras at a sub-$300 price point. The current entry-level cameras are also our lowest margin products and are expected to return low margins until we are able to replace them with a more cost-effective solution planned for the second quarter of 2024. As a result, our third quarter 2023 average selling price decreased 16.7% year-over-year to $319, and our third quarter 2023 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 75% compared to 87% for the same period in 2022. These factors were partially offset by a 15.8% year-over-year increase in units shipped in the third quarter to 923 thousand as we experienced an increase in demand for our flagship HERO12 Black camera as well as our lower price point cameras. Retail revenue was $231.0 million in the third quarter of 2023 and represented 78.5% and 67.7% of total revenue for the third quarter of 2023 and 2022, respectively. The shift towards our retail channel reflects results of our refreshed go-to-market strategy to rebuild our retail presence and to drive retail consumers to our GoPro subscription offering via our mobile app or GoPro.com. GoPro.com revenue was $63.3 million in the third quarter of 2023 and represented 21.5% of total revenue, compared to 32.3% of total revenue for the same period in 2022. Subscription and service revenue, which is included in the GoPro.com channel, was $24.8 million in the third quarter of 2023, or a 16.2% increase year-over-year. We had 2.50 million GoPro subscribers as of September 30,

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
2023, a 20% increase year-over-year. Our GoPro subscriber attach rate from both sales on GoPro.com and from post-camera purchases at retail was 40% in the third quarter of 2023. Our annual subscriber retention rate for the first-year renewal was in a range of 60% to 65%. In addition, our annual subscriber retention rate for the second-year renewal was in a range of 70% to 75%. Our gross margin percentage for the third quarter of 2023 was 32.0%, down from 38.0% in the third quarter of 2022. Net loss for the third quarter of 2023 was $3.7 million compared to net income of $17.6 million in the same period in 2022. Adjusted EBITDA for the third quarter of 2023 was $7.2 million, compared to $35.2 million for the same period in 2022.
Our GoPro subscriber attach rate from purchases through both GoPro.com and at retail represents the number of new GoPro subscribers in the period over the corresponding number of estimated camera units sold through both GoPro.com and retail channels. Our annual GoPro subscriber retention rate represents the number of annual subscribers that renewed their subscription in the period over the number of annual GoPro subscribers with renewal dates in the same period.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs and better execution. We incurred an operating loss in the first nine months of 2023, although we have previously generated positive operating income for the full years of 2022 and 2021, and continue to make strategic decisions to drive volume, growth and profitability in our business. Despite the operating loss in the first nine months of 2023, our 2022 and prior years restructuring actions, along with continued effective cost management, have enabled us to scale our on-going operating expenses based on our growth strategies, resulting in a more efficient global organization that has allowed for improved communication and better alignment among our functional teams. We remain focused on increasing unit sales volume and subscribers, which was the catalyst for our strategic price move in May 2023. We will continue to cultivate the partnerships with our distributors and retailers in order to rebuild our retail channel. Our expectation is sales from our retail channel will continue to increase relative to sales on GoPro.com. We have grown our subscribers and subscription revenue over the past several years and continue to make strategic decisions to enhance our subscription offerings, grow subscribers, and increase subscription revenue.
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
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, mobile and desktop applications, and other new offerings. We plan to further build upon our integrated mobile, desktop and cloud-based storytelling solutions, and subscription offerings. Our investments, including those for marketing and advertising, may not successfully drive increased revenue and our customers may not accept our new offerings. If we fail to innovate and enhance our brand, our products, our mobile and desktop app experience, or the value proposition of our subscription, our market position and revenue will be adversely affected. Further, we have and will continue to incur substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.
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
Our profitability also depends on the continued success of our subscription and service offerings. If we are not successful in maintaining our product sales, and subscription and service offerings, increasing our paid subscriber base through both GoPro.com and retail mobile app attach, and improving subscriber retention, we may not be able to return to profitably and we may not recognize benefits from our investment in new areas.
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
Seasonality. Historically, we have experienced the highest levels of total revenue in the fourth quarter of the year, coinciding with the holiday shopping season, particularly in the United States and Europe. While we have implemented operational changes aimed at reducing the impact of fourth quarter seasonality on full year performance, timely and effective product introductions, whether just prior to the holiday season or otherwise, and forecasting, are critical to our operations and financial performance.
Macroeconomic risks. Macroeconomic conditions affecting the level of consumer spending include fluctuations in foreign exchange rates and interest rates, market volatility, inflation, and volatility in the global banking system. Some product costs have become subject to inflationary pressure, and we may not be able to fully offset such higher costs through price increases. Our inability or failure to adjust pricing could harm our business, financial condition, and operating results.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2023		2022		2023		2022
Revenue	$294,299	100%	$305,130	100%	$710,039	100%	$772,520	100%
Cost of revenue	200,095	68	189,085	62	487,561	69	469,995	61
Gross profit	94,204	32	116,045	38	222,478	31	302,525	39
Operating expenses:
Research and development	41,708	14	36,043	12	121,796	17	103,859	13
Sales and marketing	41,254	14	41,076	13	119,215	17	115,888	15
General and administrative	15,029	5	14,495	5	47,562	7	45,530	6
Total operating expenses	97,991	33	91,614	30	288,573	41	265,277	34
Operating income (loss)	(3,787)	(1)	24,431	8	(66,095)	(10)	37,248	5
Other income (expense):
Interest expense	(1,171)	—	(1,185)	—	(3,463)	—	(4,932)	(1)
Other income (expense), net	1,963	—	284	—	7,231	1	(523)	—
Total other income (expense), net	792	—	(901)	—	3,768	1	(5,455)	(1)
Income (loss) before income taxes	(2,995)	(1)	23,530	8	(62,327)	(9)	31,793	4
Income tax expense (benefit)	689	—	5,960	2	(11,562)	(2)	6,019	1
Net income (loss)	$(3,684)	(1)%	$17,570	6%	$(50,765)	(7)%	$25,774	3%

Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended September 30,			Nine months ended September 30,
	2023	2022	% Change	2023	2022	% Change
Camera units shipped	923	797	16%	2,089	1,961	7%

Average selling price	$319	$383	(17)	$340	$394	(14)

Retail	$230,990	$206,474	12	$476,174	$489,969	(3)
Percentage of revenue	78.5%	67.7%		67.1%	63.4%
GoPro.com	$63,309	$98,656	(36)	$233,865	$282,551	(17)
Percentage of revenue	21.5%	32.3%		32.9%	36.6%
Total revenue	$294,299	$305,130	(4)%	$710,039	$772,520	(8)%

Americas	$131,612	$139,419	(6)%	$342,775	$368,379	(7)%
Percentage of revenue	44.7%	45.6%		48.3%	47.7%
Europe, Middle East and Africa (EMEA)	$83,490	$84,994	(2)	$196,006	$218,216	(10)
Percentage of revenue	28.4%	27.9%		27.6%	28.2%
Asia and Pacific (APAC)	$79,197	$80,717	(2)	$171,258	$185,925	(8)
Percentage of revenue	26.9%	26.5%		24.1%	24.1%
Total revenue	$294,299	$305,130	(4)%	$710,039	$772,520	(8)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue for the third quarter of 2023 was $294.3 million, which represented a 3.5% decrease from the same period in 2022. The decrease was primarily driven by the impact of our decision to reduce the MSRPs across our camera lineup in May 2023. In addition, we expected a lift in camera revenue for entry-level cameras at a sub-$300 price point. The current entry-level cameras are also our lowest margin products and are expected to return low margins until we are able to replace them with a more cost-effective solution planned for the second quarter of 2024. As a result, our third quarter 2023 average selling price decreased 16.7% year-over-year to $319, and our third quarter 2023 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 75% compared to 87% for the same period in 2022. These factors were partially offset by a 15.8% year-over-year increase in units shipped in the third quarter to 923 thousand as we experienced an increase in demand for our flagship HERO12 Black camera as well as our lower price point cameras. Retail revenue was $231.0 million in the third quarter of 2023 and represented 78.5% and 67.7% of total revenue for the third quarter of 2023 and 2022, respectively. The shift towards our retail channel reflects results of our refreshed go-to-market strategy to rebuild our retail presence and to drive retail consumers to our GoPro subscription offering via our mobile app or GoPro.com. GoPro.com revenue was $63.3 million in the third quarter of 2023 and represented 21.5% of total revenue, compared to 32.3% of total revenue for the same period in 2022. Subscription and service revenue, which is included in the GoPro.com channel, was $24.8 million in the third quarter of 2023, or a 16.2% increase year-over-year. We had 2.50 million GoPro subscribers as of September 30, 2023, a 20% increase year-over-year.
Revenue in the first nine months of 2023 was $710.0 million, or an 8.1% decrease from the same period in 2022, primarily driven by the impact of our decision to reduce the MSRPs across our camera lineup in May 2023, and a corresponding shift in camera revenue mix as we began offering entry-level cameras at a sub-$300 price point for the first time since 2019. The reduction in MSRP in May 2023 resulted in a price protection charge of $26.7 million for the nine months ended September 30, 2023, which was based on estimated channel inventory levels as of the price drop date. Actual price protection claims may differ from our estimates. As a result of these changes in the first nine months of 2023, our average selling price decreased 13.7% year-over-year to $340 and our camera revenue mix from cameras with an MSRP equal to or greater than $400 was 78% compared to 90% for the same period in 2022. Units shipped in the first nine months of 2023 increased 6.5% year-over-year to 2.1 million. Subscription and service revenue increased 20% year-over-year to $72.4 million, which is included in the GoPro.com channel. GoPro.com revenue represented 32.9% and 36.6% of total revenue for the first nine months of 2023 and 2022, respectively, while retail revenue represented 67.1% and 63.4% of total revenue for the first nine months of 2023 and 2022, respectively.
Cost of revenue and gross margin

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change		2023	2022	% Change
Cost of revenue	$199,595	$188,644	6%		$486,248	$468,549	4%
Stock-based compensation	500	441	13		1,496	1,371	9
Acquisition-related costs	—	—	—		—	47	(100)
Restructuring costs	—	—	—		(183)	28	(754)
Total cost of revenue	$200,095	$189,085	6%		$487,561	$469,995	4%
Gross margin	32.0%	38.0%	(600)	bps	31.3%	39.2%	(790)	bps
Gross margin of 32.0% for the third quarter of 2023 decreased from 38.0% in the same period of 2022, or 600 bps, primarily due to the impact of our pricing decision to reduce the MSRPs across our camera lineup (790 bps), which includes an approximately 175% increase in the sale of entry-level price point cameras which carry lower margins compared to our higher priced cameras, and an increase to our retail sales channel mix, partially offset by lower operating and component costs of 170 bps, and increased margin contribution from subscriptions of 20 bps.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross margin of 31.3% in the first nine months of 2023 decreased from 39.2% in the same period of 2022, or 790 bps, primarily due to the impact of our pricing decision to reduce the MSRPs across our camera lineup (820 bps), which includes total price protection charges of $37.3 million, an increase in the sale of entry-level price point cameras which carry lower margins compared to our higher priced cameras, and an increase to our retail sales channel mix. Gross margin was also impacted by the effect of foreign currencies (100 bps), partially offset by increased margin contribution from subscriptions of 110 bps and lower operating and component costs of 40 bps.
Research and development

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Research and development	$36,995	$31,652	17%	$107,405	$90,666	18%
Stock-based compensation	4,713	4,395	7	14,381	12,958	11
Restructuring costs	—	(4)	(100)	10	235	(96)
Total research and development	$41,708	$36,043	16%	$121,796	$103,859	17%
Percentage of revenue	14.2%	11.8%		17.2%	13.4%
The year-over-year increase of $5.7 million, or 16%, in total research and development expense for the third quarter of 2023 compared to the same period of 2022 was primarily driven by a $5.0 million increase in cash based personnel-related costs and a $0.5 million increase in travel related expenses.
The year-over-year increase of $17.9 million, or 17%, in total research and development expense in the first nine months of 2023 compared to the same period of 2022 was primarily driven by a $10.5 million increase in cash based personnel-related costs and a $7.5 million increase in development work primarily on our next generation system-on-chip, partially offset by a $1.1 million decrease in prototype builds.
Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Sales and marketing	$39,129	$39,259	—%	$112,547	$109,585	3%
Stock-based compensation	2,125	1,819	17	6,662	6,171	8
Restructuring costs	—	(2)	(100)	6	132	(95)
Total sales and marketing	$41,254	$41,076	—%	$119,215	$115,888	3%
Percentage of revenue	14.0%	13.5%		16.8%	15.0%
The year-over-year increase of $0.2 million, or 0.4%, in total sales and marketing expense for the third quarter of 2023 compared to the same period of 2022 was primarily driven by a $1.1 million increase in cash based personnel-related costs, and a $0.4 million increase in travel related expenses, partially offset by a $1.3 million decrease in credit card fees from sales on GoPro.com.
The year-over-year increase of $3.3 million, or 3%, in total sales and marketing expense in the first nine months of 2023 compared to the same period of 2022 was primarily driven by a $3.1 million increase in marketing campaigns, a $1.5 million increase in cash based personnel-related costs, a $1.0 million increase in travel related expenses, and a $0.5 million increase in stock based compensation expense, partially offset by a $1.9 million decrease in credit card fees from sales on GoPro.com, and a $1.5 million decrease in allocated facilities, depreciation, and supporting overhead expenses.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
General and administrative	$12,350	$11,812	5%	$38,650	$36,529	6%
Stock-based compensation	2,679	2,684	—	8,909	8,926	—
Restructuring costs	—	(1)	(100)	3	75	(96)
Total general and administrative	$15,029	$14,495	4%	$47,562	$45,530	4%
Percentage of revenue	5.1%	4.8%		6.7%	5.9%
The year-over-year increase of $0.5 million, or 4%, in total general and administrative expense for the third quarter of 2023 compared to the same period of 2022 primarily reflected a $1.0 million increase in cash based personnel-related costs, and a $0.3 million increase in bad debt expense, partially offset by a $0.4 million decrease in consulting and professional services, and a $0.4 million decrease in allocated facilities, depreciation and other supporting overhead expenses.
The year-over-year increase of $2.0 million, or 4%, in total general and administrative expense in the first nine months of 2023 compared to the same period of 2022 was primarily driven by a $2.1 million increase in consulting and professional services, and a $0.4 million increase in bad debt expense, partially offset by a $1.0 million decrease in allocated facilities, depreciation, and supporting overhead expenses.
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
See Note 11 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements.
Other income (expense)

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Interest expense	$(1,171)	$(1,185)	(1)%	$(3,463)	$(4,932)	(30)%
Other income (expense), net	1,963	284	591	7,231	(523)	(1,483)
Total other income (expense), net	$792	$(901)	(188)%	$3,768	$(5,455)	(169)%
Total other expense, net, decreased $1.7 million for the third quarter of 2023 compared to the same period of 2022, primarily due to higher available yields on our cash and marketable securities resulting in an increase in interest income of $1.5 million and a $0.2 million increase in net foreign exchange rate-based gains.
Total other expense, net decreased $9.2 million in the first nine months of 2023 compared to the same period of 2022, primarily due to higher available yields on our cash and marketable securities resulting in an increase in interest income of $6.7 million, a $1.4 million decrease in cash interest expense as our 2022 Notes matured and were paid in the second quarter of 2022, and a $1.1 million increase in net foreign exchange rate-based gains.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income taxes

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2023	2022	% Change	2023	2022	% Change
Income tax expense (benefit)	$689	$5,960	(88)%	$(11,562)	$6,019	(292)%
We recorded an income tax expense of $0.7 million for the three months ended September 30, 2023, on pre-tax net loss of $3.0 million. Our income tax expense for the three months ended September 30, 2023 primarily resulted from a tax benefit on pre-tax book loss, partially offset by the nondeductible equity tax expense from stock-based compensation, an income tax expense related to the restructuring charges, and an income tax benefit related to the foreign provision to income tax return adjustments.
We recorded an income tax benefit of $11.6 million for the first nine months ended September 30, 2023, on pre-tax net loss of $62.3 million. Our income tax benefit for the nine months ended September 30, 2023 primarily resulted from a tax benefit on pre-tax book loss, partially offset by the nondeductible equity tax expense from stock-based compensation, an income tax expense related to the foreign provision to income tax return adjustments, and an income tax expense related to the restructuring charges.
See Note 8 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$220,984	$223,735
Marketable securities	38,488	143,602
Total cash, cash equivalents and marketable securities	$259,472	$367,337
Percentage of total assets	25%	34%
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
As of September 30, 2023, our cash, cash equivalents and marketable securities totaled $259.5 million. Our cash, net of the outstanding principal balance of the 2025 Notes, as of September 30, 2023, was $115.7 million. The overall cash used in operating activities of $76.6 million for the nine months ended September 30, 2023 was primarily attributable to a net loss of $50.8 million and net cash outflows from changes in our working capital of $44.5 million, and a deferred income tax benefit of $17.9 million, partially offset by net cash inflows from other non-cash expenses of $36.6 million. Working capital changes for the nine months ended September 30, 2023 of $44.5 million were the result of an increase in accounts receivable of $30.6 million, an increase in inventory of $27.7 million, an increase in prepaid expenses and other assets of $6.9 million, and a decrease in deferred

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
revenue of $4.9 million, partially offset by an increase in accounts payable and other liabilities of $25.7 million. As of September 30, 2023, $13.8 million of cash was held by our foreign subsidiaries.
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
As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.
There have been no significant changes to our contractual obligations and commitments disclosed in our 2022 Annual Report.
Liquidity
Based on our most current projections, we believe that our cash, cash equivalents, marketable securities and amounts available under our credit facility, will be sufficient to address our working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements for at least one year from the issuance of these financial statements.
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
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2023	2022	% Change
Net cash provided by (used in):
Operating activities	$(76,592)	$(19,815)	287%
Investing activities	$107,437	$2,711	3863%
Financing activities	$(33,270)	$(164,259)	(80)%
Cash flows from operating activities
Cash used in operating activities of $76.6 million for the nine months ended September 30, 2023 was primarily attributable to a net loss of $50.8 million, net cash outflows from changes in our working capital of $44.5 million, and a deferred income tax benefit of $17.9 million, partially offset by net cash inflows from other non-cash expenses of $36.6 million. Working capital changes for the nine months ended September 30, 2023 of $44.5 million were the result of an increase in accounts receivable of $30.6 million, an increase in inventory of $27.7 million, an increase in prepaid expenses and other assets of $6.9 million, and a decrease in deferred revenue of $4.9 million, partially offset by an increase in accounts payable and other liabilities of $25.7 million
Cash flows from investing activities
Cash provided by investing activities of $107.4 million for the nine months ended September 30, 2023 was primarily attributable to maturities of marketable securities of $134.2 million, partially offset by purchases of marketable securities of $25.8 million and net purchases of property and equipment of $1.0 million.
Cash flows from financing activities
Cash used in financing activities of $33.3 million for the nine months ended September 30, 2023 was primarily attributable to repurchases of our outstanding common stock of $30.0 million and $7.1 million in tax payments for net restricted stock unit (RSU) settlements, partially offset by $3.9 million of cash inflows from stock purchases made through our employee stock purchase plan and employee stock option exercises.
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

Non-GAAP Financial Measures
We report net income (loss) and diluted net income (loss) per share in accordance with United States generally accepted accounting principles (GAAP) and on a non-GAAP basis. We additionally report non-GAAP adjusted EBITDA. Revenue is presented on a constant currency basis to show performance unaffected by fluctuations in currency exchange rates. We calculate constant currency amounts by translating current period amounts at the prior period’s average exchange rate and compare that to current period performance. We use non-GAAP financial measures to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. Our management

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
uses and believes that investors benefit from referring to these non-GAAP financial measures in assessing our operating results. These non-GAAP financial measures should not be considered in isolation from, or as an alternative to, the measures prepared in accordance with GAAP, and are not based on any comprehensive set of accounting rules or principles. We believe that these non-GAAP measures, when read in conjunction with our GAAP financials, provide useful information to investors by facilitating:
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
•adjusted EBITDA and non-GAAP net income (loss) exclude restructuring and other related costs which primarily include severance-related costs, stock-based compensation expenses, manufacturing consolidation charges, facilities consolidation charges recorded in connection with restructuring actions, including right-of-use asset impairment charges (if applicable), and the related ongoing operating lease cost of those facilities recorded under ASC 842, Leases. These expenses do not reflect expected future operating expenses and do not contribute to a meaningful evaluation of current operating performance or comparisons to the operating performance in other periods;
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
The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended
(in thousands)	September 30, 2023	June 30, 2023	September 30, 2022
Net income (loss)	$(3,684)	$(17,212)	$17,570
Income tax expense (benefit)	689	(3,998)	5,960
Interest (income) expense, net	(1,208)	(1,635)	262
Depreciation and amortization	1,444	1,748	2,035
POP display amortization	459	405	448
Stock-based compensation	10,017	11,117	9,339
Restructuring and other costs	(485)	(715)	(414)
Adjusted EBITDA	$7,232	$(10,290)	$35,200
The following table presents a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended
(in thousands, except per share data)	September 30, 2023	June 30, 2023	September 30, 2022
Net income (loss)	$(3,684)	$(17,212)	$17,570
Stock-based compensation	10,017	11,117	9,339
Restructuring and other costs	(485)	(715)	(414)
Income tax adjustments	461	(4,481)	5,352
Non-GAAP net income (loss)	$6,309	$(11,291)	$31,847

GAAP net income (loss) - basic	$(3,684)	$(17,212)	$17,570
Add: Interest on convertible notes, tax effected	—	—	485
GAAP net income (loss) - diluted	$(3,684)	$(17,212)	$18,055

Non-GAAP net income (loss) - basic	$6,309	$(11,291)	$31,847
Add: Interest on convertible notes, tax effected	461	—	485
Non-GAAP net income (loss) - diluted	$6,770	$(11,291)	$32,332

GAAP diluted net income (loss) per share	$(0.02)	$(0.11)	$0.10
Non-GAAP diluted net income (loss) per share	$0.04	$(0.07)	$0.19

GAAP shares for basic net income (loss) per share	152,409	154,562	155,819
Add: Effect of dilutive securities	—	—	17,365
GAAP shares for diluted net income (loss) per share	152,409	154,562	173,184
Add: Effect of non-GAAP only dilutive securities	16,272	—	—
Non-GAAP shares for diluted net income (loss) per share	152,409	154,562	173,184

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com is denominated in U.S. dollars and various foreign currencies. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Japanese yen, Australian dollar, and Korean won. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars.
To date, we have not entered into any foreign currency exchange contracts or derivatives, and we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of September 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1, Note 9 Commitments, contingencies and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended September 30, 2023.

Item 1A. Risk Factors
The risks described in Risk Factors in our 2022 Annual Report on Form 10-K (the 2022 Annual Report), and as supplemented below, could materially and adversely affect our business, financial condition, and results of operations. The risk factors below do not identify all risks that we face; our operations or financial condition could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
Risk Factor Summary
•We may not be able to achieve revenue growth or profitability in the future, and if revenue growth or profitability is achieved, we may not be able to sustain it.
•An economic downturn or economic uncertainty in the United States and international markets, as well as inflation, market volatility, increasing interest rates or fluctuations in currency exchange rates, may adversely affect consumer spending and demand for our products, which could impact our operating results or financial position.
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
•We depend on sales of our cameras, mounts, and accessories for substantially all of our revenue, and any decrease in the sales or change in sales mix of these products could harm our business.
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
•Consumers may be injured while engaging in activities with our products, and we may be exposed to claims, or regulations could be imposed, which could adversely affect our brand, operating results, and financial condition.
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
Lower levels of revenue, lower product margins or higher levels of operating expenses in future periods may result in losses or limited profitability. We may experience lower levels of revenue, lower product margins or higher levels of operating expenses for a variety of reasons, including, among other factors: ineffective investments in product innovation; advertising and marketing; increasing freight rates; shipping delays; increased supply chain costs; impact of currency exchange rates; failure to maintain higher average sales pricing for our cameras; or a recession or other sustained adverse market events that materially impacts consumer purchases of discretionary items, such as our products. For example, in the second quarter of 2023, our margins were negatively impacted by price protection charges, an increased volume of sales of our entry-level price point cameras, and an increase to our retail sales channel mix.
Additionally, we have implemented company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, in order to focus our resources on cameras, accessories, and subscription and service. We may continue to experience fluctuating revenue, expenses, and profitability for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our 2022 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors.
An economic downturn or economic uncertainty in the United States and international markets, as well as inflation, market volatility, increasing interest rates or fluctuations in currency exchange rates, may adversely affect consumer spending and demand for our products, which could impact our operating results or financial position.
Factors affecting the level of consumer spending include general market and macroeconomic conditions, geopolitical conditions, regional conflicts, tax rates, inflation, a potential temporary federal government shutdown, fluctuations in foreign exchange rates and interest rates, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and a reduction in consumer spending or discretionary income that may affect us more significantly than companies in other industries and companies with more diversified products. For example, if any of the current regional conflicts in Israel or Ukraine were to escalate or expand, it could lead to disruption of our supply chain and have a negative impact on consumer discretionary spending.
The majority of our sales occur in United States dollars (U.S. dollar). An increase or decrease in the value of the U.S. dollar against the Euro and other foreign currencies could impact sales of our products, which could have a material impact on our operating results. For example, a strengthening U.S. dollar relative to other currencies could increase the real cost to consumers of our products in those markets outside the United States, which could lower sales and/or cause us to reduce our selling price to retailers and distributors in those markets. If global economic conditions are volatile or deteriorate, consumers may delay or reduce purchases of our products resulting in lower consumer demand for our products such that we may not reach our sales targets. Some product costs have become subject to inflationary pressure, and we may not be able to fully offset such higher costs through price increases; our inability or failure to offset any such higher costs as necessary could harm our business, financial condition, and operating results. Additionally, in 2022, the Euro, Japanese yen and British pound all experienced declines in value relative to the U.S. dollar, which negatively affected our results of operations during the second, third, and fourth quarter of 2022 when compared to the prior year periods, and could continue to negatively impact our results of operations in future periods if the U.S. dollar strengthens relative to foreign currencies.
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
Our ability to grow revenue and be profitable relies on increasing unit sales. We depend upon maintaining and developing effective sales channels between our retailers, distributors, and direct-to-consumer via GoPro.com.
Our future growth relies, in part, on increasing sales through our current retail partners and distributors, as well as expanding our retail footprint, and building and maintaining strong relationships with retail partners and distributors to promote our brand and to market and sell our products. Slower than forecasted growth or any reduction in sales by our retail and distribution channels could adversely affect our revenue, operating results, and financial condition. We depend on retailers to provide adequate and attractive space for our products and POP displays in their stores and acquiesce to our policies. Due to macroeconomic factors and risk of theft, some retailers carry and display less inventory, which has impacted sales. We further depend on our retailers to employ, educate, and motivate their sales personnel to effectively sell our products. If our retailers do not adequately display our products, choose to reduce the space for our products and POP displays in their stores or locate them in less than premium positioning, or choose not to carry some or all of our products or promote competitors’ products over ours or do not effectively explain to customers the advantages of our products, our sales could decrease and our business could be harmed. Increasing retail and distributor sales requires significant investment and resources. For example, we are investing in new POP displays and updating existing POP displays for both existing stores and new retailers which we believe will attract, inform consumers, and assist sales personnel to effectively sell our products; however, there can be no assurance that this investment will lead to increased revenue and profit.
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
The success of new product introductions, such as the HERO12 Black and HERO12 Black Creator Edition, depends on a number of factors including, but not limited to, timely and successful research and development of next generation systems, pricing, market and consumer acceptance, the ability to successfully identify and originate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks and delays associated with new product design and production ramp-up issues, logistics, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction including testing of new parts and features.
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications and other products and services. Our research and development expenses were $139.9 million, $141.5 million and $131.6 million for 2022, 2021 and 2020, respectively and we expect that our research and development expenses will continue to be substantial through the full year of 2023 as we develop innovative technologies. Unanticipated problems in developing products could divert substantial resources, which may impair our ability to develop new products and enhancements of existing products and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
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
Additionally, our brand and product marketing efforts are critical to stimulating consumer demand. We market our products globally through a range of advertising and promotional programs and campaigns, including social media. If we do not successfully market our products or invest in the right campaigns or promotions for the right products at the right time, the lack of success or increased costs of promotional programs could have an adverse effect on our business, financial condition, and results of operations.
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
Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules and such lead times could increase as a result of shipping disruptions, global conflicts (including the ongoing conflicts in Israel and Ukraine and any escalations or expansions of those conflicts), or other factors. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable, including as a result of global conflict and pandemics.
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
In particular, for our camera designs we incorporate system on chips, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique design and performance profiles, and as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 system on chip in our MAX camera as well as our HERO9 and HERO8 Black cameras and the GP2 system on chip in our HERO12 Black, HERO11 Black,

HERO11 Black Mini, HERO10 Black and HERO10 Black Bones cameras and rely on a single source for GP1 and GP2, and we are subject to price increases for those components. Costs for the components that comprise GP1 and GP2 could continue to increase even as prices for commodity components decline.
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
Our business requires us to coordinate the manufacture and distribution of our products. Our manufacturers and supply chain partners may experience disruptions in their operations due to equipment breakdowns, component or material shortages, labor strikes or shortages, shipping delays, transportation or logistics challenges, natural disasters, cyber-attacks or other cybersecurity incidents, cost increases, pandemics, or other similar problems. If we do not successfully coordinate with our service providers, we may have insufficient supply of products to meet customer demand or face increased or additional costs, and as a result, we could lose sales, and our financial performance may be adversely affected.
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
As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including disruptions or delays in supply chain. During the course of the COVID-19 pandemic and as a result of governmental responses to the COVID-19 pandemic among other macroeconomic factors, certain of our suppliers and manufacturers experienced disruptions, resulting in supply shortages and costs increases, staffing shortages, manufacturing facility closures, and similar disruptions could occur in the future. Any increases in the costs of goods and services for our business may also adversely affect our profit margins particularly if we are unable to achieve higher price increases or otherwise increase cost or operational efficiencies to offset the higher costs.
Our future growth depends, in part, on further penetrating our total addressable market, and we may not be successful in doing so.
Historically, the majority of our growth has been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities and our subscription products to help those people create compelling edits to share with friends, family and followers. We believe that our future growth depends on continuing to reach and expand our core community of customers of our products and services, followers, and fans, and then utilizing that energized community as brand ambassadors to an extended community.

We may not be able to expand our subscription and service offerings and cannot be certain that these efforts will be successful, and as a result, we may not be able to increase our total addressable market, revenue, or operating profit. We may not be able to expand our market, revenue and gross margin through this strategy on a timely basis, or at all, or recognize the benefits of our investments in this strategy, and we may not be successful in providing tools that our users adopt or believe are easy to use, which will negatively affect our future growth.
Our growth also depends on expanding the market with new capture perspectives with our 360-degree camera, MAX, our FPV (first person view) lightweight camera HERO10 Black Bones, and our all-in-one vlogging and filmmaking offerings, HERO12 Black Creator Edition and HERO11 Black Creator Edition, which are initiatives in highly competitive markets, and by adding versatility to our products with expansion mods for HERO12 Black, HERO11 Black, HERO10 Black, and HERO9 Black. We cannot be assured that we will be successful in expanding the market with new capture perspectives or by adding new versatility to our products. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas.
We depend on sales of our cameras, mounts, and accessories for substantially all of our revenue, and any decrease in the sales or change in sales mix of these products could harm our business.
We expect to derive the majority of our revenue from sales of cameras, mounts and accessories for the foreseeable future and an increasing amount of revenue attributable from our subscription and service. A decline in the price or unit demand for these products, whether due to a shift in our sales channel strategy, or macroeconomic conditions, including variable tariff rates, competition or otherwise, or our inability to increase sales of higher price point products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our HERO camera line or MAX camera, or our inability to increase sales of these products, could materially harm our business and operating results. Further, any delays or issues with our new product launches could have a material adverse effect on our business, financial condition, and results of operations.
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
No assurance can be given that we will not incur additional charges in future periods related to our inventory management or that we will accurately forecast sales in a future period. Our ability to accurately forecast demand for our products is affected by many factors, including product introductions by us and our competitors, channel inventory levels, unanticipated changes in general market demand, macroeconomic conditions, including inflation or recession, and consumer confidence. If we do not accurately forecast customer demand for our products, we may in future periods be unable to meet consumer, retailer, or distributor demand for our products, or may be required to incur higher costs to secure the necessary production capacity and components, and our business and operating results could be adversely affected.
Security and data breaches and cyber-attacks could disrupt our web platform, products, services, internal operations, information technology systems, or those of our strategic partners, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.
We are dependent on information systems to process transactions, manage our supply chain and inventory, ship goods on a timely basis, maintain cost-efficient operations, complete timely and accurate financial reporting, operate GoPro.com and respond to customer inquiries. Cyber-attacks may threaten our information systems and are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Despite the implementation of security measures designed to protect against such threats, our information technology systems, and those of our strategic partners and third parties on whom we rely, are vulnerable to cyber-attacks, security breaches, computer viruses damage, unauthorized access, natural disasters, terrorism, theft or exposure of confidential data, war and other acts of foreign governments, and failures of telecommunication, electrical and other critical systems.
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
In the ordinary course of our business, we electronically collect, use and store sensitive data, including our intellectual property, our proprietary business information and that of our customers and suppliers, and personally identifiable information of our customers and employees. We collect, use and store user data uploaded by users through the GoPro cloud, mobile and desktop apps and through certain marketing activities. For all of the foregoing, we collect, use and store that information in our or our third-party providers’ systems. These systems may be targets of attacks, malware, viruses or phishing attempts by cyber criminals or other wrongdoers seeking to steal our users’ content or data, or our customers’ information for financial gain or to harm our business operations or reputation.
Any security breach, unauthorized access or usage, or similar breach or disruption of our systems, or the systems of third parties on which we rely including web hosting services, billing and payment processing, or software could result in a disruption to our business or the loss of confidential information, costly investigations, remediation efforts and costly notification to affected consumers. If such content were accessed by unauthorized third parties or deleted inadvertently by us or third parties, our brand and reputation could be adversely affected. Cyber-attacks could also adversely affect our operating results, consume internal resources and result in litigation or potential liability for us and otherwise harm our business and our reputation.
While we maintain industry standard cybersecurity insurance, our insurance may be insufficient for a particular incident or may not cover all liabilities incurred by any such attacks. We also cannot be certain that our insurance coverage will be adequate for data handling or data security liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, litigation to pursue claims under our insurance policies or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, reputation, operating results and financial condition. Moreover, many of our employees, service providers and third parties work more frequently on a remote or hybrid arrangement basis, which may also result in heightened risks related to consumer privacy, network security and fraud. System disruptions, failures, and slowdowns, whether caused by cyber-attacks, update failures or other causes, could affect our financial systems and operations. This could cause delays in our supply chain or cause information, including data related to customer orders, to be lost or delayed which could result in delays in the delivery of merchandise to our stores and to customers, or lost sales, especially if the disruption or slowdown occurred during our quarters of peak demand.
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
•burdens of complying with a wide variety of laws and regulations, including environmental, packaging and labeling laws or regulations, which can change based on new political conditions;
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
•wars and global conflicts, including the ongoing conflicts in Israel and Ukraine;
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
•political instability, including the occurrence of a temporary federal government shutdown;
•a legal system subject to undue influence or corruption; and
•a business culture in which illegal sales practices may be prevalent.
The occurrence of any of these risks could negatively affect our international business and consequently our business, operating results, and financial condition.
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
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them, including circumstances beyond our control such as increased wages due to inflation, increasing competition among employers in the prevailing labor market, and labor market constraints. We have limited control over these factors. Competition for qualified personnel globally is challenging. In particular, we compete with many other companies for skilled positions, and we may not be successful in attracting and retaining the professionals we need. While we utilize competitive salary, bonus, and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel also have greater resources to do so.
We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.
Further, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during the first nine months of 2023, our closing stock price ranged from a high of $6.46 in the first quarter to a low of $3.14 in the third quarter. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
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
We compete against established, well-known camera manufacturers such as Canon Inc. and Nikon Corporation, as well as large, diversified electronics companies such as Samsung Electronics Co. and Sony Corporation, and specialty companies such as Garmin Ltd., the Ricoh Company, Ltd., Arashi Vision Inc (d.b.a. Insta360) and SZ DJI Technology Co., Ltd. Many of our competitors have substantial market share, diversified product lines, well-

established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. Additionally, many of our existing and potential competitors enjoy substantial competitive advantages, such as longer operating histories, the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products, broader distribution and established relationships with channel partners or vertically integrated business units, access to larger established customer bases, greater resources to make acquisitions, larger intellectual property portfolios, and the ability to bundle competitive offerings with other products and services. Further, new companies may emerge and offer competitive products directly in our category. Certain companies have developed cameras designed and packaged to appear similar to our products, which may confuse consumers or distract consumers from purchasing GoPro products.
Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our mobile app, and GoPro and Quik subscriptions may not be as compelling as those offered by other companies, such as Apple, Adobe or Google, although the mobile application supports content from other platforms including content from iOS and Android. Manufacturers of smartphones and tablets, such as Apple, Google, and Samsung, may continue to design their products for use in a range of conditions similar to our products, including in challenging physical environments and with waterproof capabilities, or develop products with features similar to ours. We rely in part on application marketplaces, such as the Apple App Store and Google Play, to distribute our mobile and desktop apps. Apple and Google may raise commissions, change or modify rules or functionality for apps on the marketplaces, or make access to our apps more difficult, which could adversely impact our business and results of operations.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located in China, Thailand and in other countries to manufacture our products. Our contract manufacturer locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions, and increased security costs. Additionally, the current United States administration continues to signal that it may continue to alter global trade agreements and terms. For example, the United States imposed additional tariffs on imports from China and continues to potentially impose other restrictions on exports from China to the United States. Any announcement by the United States Trade Representative (USTR) to impose tariffs on GoPro cameras could have a material adverse effect on our United States bound production, business, and results of our United States operations. If these duties are imposed on our cameras, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability. Sales of our products in China are material to our business and represent a significant portion of our revenue. This revenue stream from China is at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our products or imposes any other export restrictions on our products.

We continue to monitor manufacturing capabilities outside of China and currently manufacture certain cameras in Thailand to mitigate risks of additional tariffs, duties or other restrictions on our products destined for the United States and may choose to transition more manufacturing outside of China.
If we fail to manage our operating expenses effectively, our financial performance may suffer.
Our success will depend in part upon our ability to manage our operating expenses, including but not limited to our cash management, effectively. We generated positive operating income for the full year of 2022 and 2021, though we incurred significant operating losses in 2020. As of September 30, 2023, we had an accumulated deficit of $246.9 million. We have implemented global reductions-in-force and other restructuring actions to reduce our operating expenses. However, we may not realize the cost savings expected from cost reduction actions.
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
Consumers may be injured while engaging in activities with our products, and we may be exposed to claims, or regulations could be imposed, which could adversely affect our brand, operating results, and financial condition.
Consumers use our cameras, and their associated mounts and accessories to self-capture their participation in a wide variety of physical activities, including extreme sports, which in many cases carry the risk of significant injury or death. We may be subject to claims that users have been injured or harmed while using our products, including false claims or erroneous reports relating to safety, security, or privacy issues. Although we maintain insurance to help protect us from the risk of such claims, such insurance may not be sufficient or may not apply to all situations. Similarly, proprietors of establishments at which consumers engage in challenging physical activities could seek to ban the use of our products in their facilities to limit their own liability. In addition, if lawmakers or governmental agencies were to determine that the use of our products increased the risk of injury or harm to all or a subset of our users or should otherwise be restricted to protect consumers, they may pass laws or adopt regulations that limit the use of our products or increase our liability associated with the use of our products. Any of these events could adversely affect our brand, operating results, and financial condition.
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
We have completed several acquisitions and may evaluate additional acquisitions, partnerships, or joint ventures with, or strategic investments in, other companies, products or technologies that we believe are complementary to our business. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, or we have difficulty retaining the customers of any acquired business, the revenue and operating results of the combined company could be adversely affected. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely affect our business, financial condition, operating results, and cash flows. In addition, our original estimates and assumptions used in assessing any transaction may be inaccurate, including estimates of accounting charges. We have recorded significant goodwill and intangible assets in connection with our acquisitions, and in the future, if our acquisitions do not yield expected revenue, we may be required to take material impairment charges that could adversely affect our results of operations.
We may have to pay cash, incur debt, or issue equity securities to enter into any such acquisition, joint venture, strategic alliances or partnership, which could affect our financial condition or the value of our capital stock. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and subsequent amortization or impairments of amounts related to certain purchased intangible assets, any of which could negatively affect our future results of operations. We cannot assure investors that the anticipated benefits of any acquisition or investment will be realized.
We review goodwill for impairment at least annually or more frequently if indicators of impairment arise, and should market conditions or macroeconomic conditions continue to deteriorate, including a rise in inflationary pressures and interest rates, a sustained decline in our share price, or a decline in our results of operations, the result of such review may indicate a decline in the fair value of goodwill resulting in an impairment charge. In the event we are required to record a non-cash impairment charge to our goodwill, other intangibles, and/or long-lived assets, such non-cash charge could have a material adverse effect on our business, financial condition and results of operations in the reporting period in which we record the charge.
Catastrophic events or political instability could disrupt and cause harm to our business.
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, threat of fire, act of terrorism, public health issues or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations in, among other countries, China, Thailand, Hong Kong, Japan, Mexico, Netherlands, Singapore, Taiwan, and the United States. Political instability, global conflicts, public health issues, crises, pandemics, or other catastrophic events in any of those countries, including as a result of climate change, could adversely affect our business in the future, our financial condition and operating results. For example, in March 2020, the World Health Organization declared the outbreak of the novel coronavirus, COVID-19, a pandemic and public health emergency of international concern. The COVID-19 pandemic has had a material impact on the U.S. and global economies and any resurgence of the COVID-19 pandemic or other pandemic could materially and adversely impact on our employees, vendors, suppliers, manufacturers, retailers, distributors, and customers, which could adversely and materially impact our business, financial condition, and results of operations.
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
We own patents, trademarks, copyrights, trade secrets, and other intellectual property (collectively, intellectual property) related to aspects of our products, software, services, and designs. Our commercial success may depend in part on our ability to obtain, maintain and protect these rights in the United States and abroad.
We regularly file patent applications to protect innovations arising from our research, development, and design as we deem appropriate. We may fail to apply for patents on important products, services, technologies, or designs in a timely fashion, or at all. We may not have sufficient intellectual property rights in all countries where unauthorized third-party copying or use of our proprietary technology occurs, and the scope of our intellectual property might be more limited in certain countries. Our existing and future patents may not be sufficient to protect our products, services, technologies, or designs and/or may not prevent others from developing competing products, services, technologies or designs. We cannot predict the validity and enforceability of our patents and other intellectual property with certainty.
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
We have also registered domain names for websites that we use in our business, such as GoPro.com, as well as social media handles. If we are unable to protect our domain names or social media handles, our brand, business, and operating results could be adversely affected. Domain names or social media handles similar to ours have already been registered in the United States and elsewhere, and we may not be able to prevent third parties from acquiring and using domain names or social media handles that infringe, are similar to, or otherwise decrease the value of, our trademarks. In addition, we might not be able to, or may choose not to, acquire, or maintain trademark registrations, domain names, social media handles or other related rights in certain jurisdictions.
Unauthorized third parties may try to copy or reverse engineer our products, infringe upon or misappropriate our intellectual property, or otherwise gain access to our technology. We may discover unauthorized products in the marketplace that are knock-offs, infringements, or counterfeit reproductions of our products. If we are unable to stop producers or sellers of infringing or counterfeit products, sales of these products could adversely impact our brand and business.
Litigation may be necessary to enforce our intellectual property rights. Initiating infringement proceedings against third parties can be expensive, may take significant time, and may divert management’s attention from other business concerns. We may not prevail in litigation to enforce our intellectual property rights against unauthorized use.
We have been, and in the future may be, subject to intellectual property and proprietary rights claims from third parties and may be sued by third parties for alleged infringement.
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
We may seek licenses from third parties where appropriate, but they could refuse to grant us a license or demand commercially unreasonable terms. Further, an adverse ruling in an infringement proceeding could force us to suspend or permanently cease the production or sale of products/services, face a temporary or permanent injunction, redesign or rebrand our products/services, pay significant settlement costs, pay third-party license fees or damage awards or give up some of our intellectual property. The occurrence of any of these events may materially and adversely affect our business, financial condition, operating results, or cash flows.

If we are unable to maintain, license, or acquire rights to include intellectual property owned by others in the products, services or content distributed by us, our marketing, sales or future business strategy could be affected, or we could be subject to lawsuits relating to our use of this content.
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
We use open-source software in our platform that may subject our technology to general release or require us to re-engineer our solutions, which may harm our business.
We use open-source software in connection with our products and services. From time to time, companies that incorporate open-source software into their products or services have faced claims challenging the ownership of open-source software and/or compliance with open-source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open-source software or noncompliance with open-source licensing terms. Some open-source software licenses require users who distribute or make available open-source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open-source code on unfavorable terms or at no cost. While we monitor our use of open-source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open-source agreement, such use could nevertheless occur despite policies and controls that we have in place, and we may be required to publicly release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition or operating results.
In addition to risks related to license requirements, use of open-source software can involve greater risks than those associated with use of third-party commercial software, as open-source licensors generally do not provide warranties, assurances of title, performance, non-infringement, or controls on the origin of the software. There is typically no support available for open-source software, and we cannot assure you that the authors of such open-source software will not abandon further development and maintenance. Open-source software may contain security vulnerabilities, and we may be subject to additional security risk by using open-source software. Many of the risks associated with the use of open-source software cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open-source software, but we cannot be sure that all open-source software is identified or submitted for approval prior to use in our solution.
Risks related to regulatory compliance
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could adversely affect our business and operating results.
Personal privacy, data protection and information security are significant issues in the United States and the other jurisdictions where we offer our products and services. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the United States Federal Trade Commission (FTC) and various state, local and foreign regulators, and agencies. Our agreements with certain customers and business partners may also subject us to certain requirements related to our processing of personal information, including obligations to use industry-standard or reasonable security measures to safeguard personal information.
The United States and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use, processing, storage, deletion, and dissemination of personal information. Further, all states have enacted laws requiring companies to notify individuals, regulatory authorities and others of security breaches involving personal information.
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. We expect that existing laws, regulations and standards may even be interpreted differently in the future. For example, California implemented the California Privacy Rights Act (CPRA), effective as of January 1, 2023, with enforcement beginning on July 1, 2023, which amends the existing California Consumer Privacy Act. Additionally, comparable consumer privacy laws have or are set to take effect in 2023 in other several states, such as the Virginia Consumer Data Protection Act (effective January 1, 2023), the Colorado Privacy Act and the Connecticut Data Privacy Act (both effective July 1, 2023), and the Utah Consumer Privacy Act (effective December 31, 2023). Failure to comply with these new state regulations may result in significant civil penalties, injunctive relief, or statutory or actual damages. Complying with this new privacy legislation may result in additional costs and expenses.
Additionally, many foreign countries and governmental bodies, including Australia, the EU, India, Japan, and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, processing, storage and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States.
For example, in the EU, the General Data Protection Regulation (GDPR) imposes more stringent data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. If we fail to comply with the GDPR or if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to 4% of our worldwide annual revenue.
Among other requirements, the GDPR regulates transfers of personal data outside of the EU to countries that have not been found to provide adequate protection to personal data, including the United States, requiring that certain steps are taken to legitimize those transfers. We have undertaken certain efforts to conform transfers of personal data from the EU to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the European Economic Area particularly as a result of continued legal and legislative activity within the EU that has challenged or called into question the legal basis for existing means of data transfers to countries that have not been found to provide adequate protection for personal data.
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
The global nature of our business and the significance of our international revenue create various domestic and local regulatory challenges and subject us to risks associated with our international operations. The United States Foreign Corrupt Practices Act (FCPA), the United Kingdom Bribery Act 2010 (the U.K. Bribery Act), and similar anti-bribery and anti-corruption laws in other jurisdictions generally prohibit United States based companies and their intermediaries from making improper payments to non-United States officials for the purpose of obtaining or retaining business, directing business to another, or securing a competitive advantage. In addition, United States public companies are required to maintain records that accurately and fairly represent their transactions and have an adequate system of internal accounting controls. Under the FCPA, United States companies may be held liable for the corrupt actions taken by their directors, officers, employees, agents, or other strategic or local partners or representatives. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation, governmental authorities in the United States and elsewhere could seek to impose substantial civil and/or criminal fines and penalties, which could have a material adverse effect on our business, reputation, operating results, and financial condition.
We operate in areas of the world that experience corruption by government officials to some degree and, in certain circumstances, compliance with anti-bribery and anti-corruption laws may conflict with local customs and practices. Our global operations require us to import and export to and from several countries, which geographically expands our compliance obligations. In addition, changes in such laws could result in increased regulatory requirements and compliance costs which could adversely affect our business, financial condition, and results of operations. We cannot be assured that our directors, officers, employees, agents or other strategic or local partners or representatives will not engage in prohibited conduct and render us responsible under the FCPA or the U.K. Bribery Act. While we have compliance programs in place, they may not be effective to prevent violations from occurring and our directors, officers, employees, or agents may engage in prohibited conduct, nonetheless. If we are found to be in violation of the FCPA, the U.K. Bribery Act or other anti-bribery or anti-corruption laws (either due to the acts or inadvertence of our employees or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, reputation, operating results and financial condition.
If we fail to comply with environmental regulations and conflict minerals disclosures, our business, financial condition, operating results, and reputation could be adversely affected.
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

We are also subject to the SEC’s conflict minerals rule which requires disclosure by public companies of the origin, source, and chain of custody of specified minerals, known as “conflict minerals”, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. We have and will continue to incur costs associated with complying with the rule, such as costs related to sourcing of certain minerals (or derivatives thereof), the determination of the origin, source and chain of custody of the minerals used in our products, the adoption of conflict minerals-related governance policies, processes and controls, and possible changes to products or sources of supply as a result of such activities. Within our supply chain, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the data collection and due diligence procedures that we implement, which may harm our reputation.
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
Changes in interpretation of any federal, state, local or international regulation may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply with such regulations, or with any similar laws adopted in other jurisdictions. Our failure to comply with past, present, and future similar laws could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties and other sanctions, which could harm our business and financial condition.
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
The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies. Our products are subject to United States export controls, and exports of our products must be made in compliance with various economic and trade sanctions laws. Furthermore, United States export control laws and economic sanctions prohibit the provision of products and services to countries, governments and persons targeted by United States sanctions. Even though we take precautions to prevent our products from being provided to targets of United States sanctions, our products, including our firmware updates, could be provided to those targets, or provided by our customers. Any such provision could have negative consequences, including government investigations, penalties and reputational harm. Our failure to obtain required import or export approval for our products could harm our international and domestic sales and adversely affect our revenue.

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
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional financing on favorable terms, or at all, due to among other things, general macroeconomic conditions, including rising interest rates, market volatility, and inflation.
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
Since shares of our Class A common stock were sold in our initial public offering in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through September 30, 2023. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results, changes in our financial projections provided to the public or our failure to meet those projections, the public’s reaction to our press releases, other public announcements and filings with the SEC, significant transactions, or new features, products or services offered by us or our competitors, changes in our business lines and product lineup, changes in financial estimates and recommendations by securities analysts, media coverage of our business and financial performance, the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us, trends in our industry, any significant change in our management, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 67.6% of the voting power of our outstanding capital stock as of September 30, 2023 with Mr. Woodman, our Chairman and CEO, holding approximately 64.6% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Delaware law and provisions in our restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the trading price of our Class A common stock.
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
Holders of the 2025 Notes will have the right to require us to repurchase their 2025 Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the 2025 Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indentures for the 2025 Notes provide that we are required to repay amounts due under such indenture in the event that there is an event of default for the 2025 Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity of the 2025 Notes. There can be no assurance that we will be able to repay our indebtedness when due, or that we will be able to refinance our indebtedness, all or in part, on acceptable terms. In addition, our indebtedness could, among other things:

•heighten our vulnerability to adverse general economic conditions and heightened competitive pressures;
•require us to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes.
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
The conversion of some or all of the 2025 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2025 Notes. Any sales in the public market of the Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the 2025 Notes may encourage short selling by market participants because the conversion of the 2025 Notes could be used to satisfy short positions, or anticipated conversion of the 2025 Notes into shares of our Class A common stock could depress our stock price.
In the event the conditional conversion feature of the 2025 Notes is triggered, holders of the 2025 Notes will be entitled to convert the 2025 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than cash in lieu of any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders of the 2025 Notes do not elect to convert their 2025 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2025 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
On August 16, 2022, the United States enacted the Inflation Reduction Act (IRA), which introduced, among other items, an excise tax that imposes a 1% surcharge on stock repurchases, net of stock issuances, that occur after December 31, 2022. We repurchase our Class A common stock on the open market pursuant to a repurchase program initially authorized by the Company’s board of directors on January 27, 2022 for the repurchase of up to $100 million of our Class A common stock and supplemented by a subsequent authorization by the board of directors on February 9, 2023 for the repurchase of an additional $40 million of our Class A common stock. As such, we could be subject to this new excise tax, depending on various factors, including the amount and frequency of any future stock repurchases and any permitted reductions or exceptions to the amount subject to the tax. We are continuing to evaluate the impact the IRA may have on our financial position and results of operations in connection with our repurchase program.
The United States, the European Commission, countries in the EU, Australia, and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing and continues to develop new proposals including allocating greater taxing rights to countries where customers are located and establishing a minimum tax on global income. A global consensus has been reached among approximately 138 countries, including the European Union and the OECD regarding a planned two-pillar approach to address tax challenges in the digital commerce era. The first pillar focuses on profit allocation and nexus, while the second pillar aims to establish a minimum global effective tax rate of 15%. The United States has not implemented Pillar Two legislation, but other OECD members including the EU, plan to do so with Pillar Two taking effect in 2024, which would likely affect large U.S. and non-U.S. multinational enterprises. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes and cash flows.
We are subject to the examination of our income tax returns by the United States Internal Revenue Service and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and other taxes and have reserved for adjustments that may result from the current examinations. The final determination of tax audits and any related legal proceedings could materially differ from amounts reflected in our income tax provisions and accruals. In such case, our income tax provision and cash flows in the period or periods in which that determination is made could be negatively affected.
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
Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and may even affect the reporting of transactions completed before the announcement or effectiveness of a change. Other companies in our industry may apply these accounting principles differently than we do, which may affect the comparability of our condensed consolidated financial statements.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
Share repurchase activity for our Class A and Class B common stock during the three months ended September 30, 2023 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
July 1- 31, 2023	—	$—	—	$80,382
August 1 - 31, 2023	2,605	$3.84	2,605	$70,382
September 1 - 30, 2023	—	$—	—	$70,382
Total	2,605		2,605
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

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans of Directors and Executive Officers
Set forth below is certain information regarding “Rule 10b5-1 trading arrangements” (Rule 10b5-1 trading plans) or a “non-Rule 10b5-1 trading arrangements” (non-Rule 10b5-1 trading plans), each as defined in Regulation S-K Item 408, adopted by our directors and officers (as defined in Rule 16a-1(f)) during the third quarter of fiscal year 2023. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date Plan was Adopted	Expiration Date	Total Amount of Class A Common Stock to be Sold Under the Plan
Brian McGee (1)	Executive Vice President, Chief Financial Officer, Chief Operating Officer	8/10/2023	8/30/2024	378,665
Eve T. Saltman (3)	Senior Vice President, Corporate & Business Development, Chief Legal Officer and Secretary	11/22/2022; amended 8/17/2023 (2)	11/29/2024	134,013

(1) On August 10, 2023, Brian McGee, our Executive Vice President, Chief Financial Officer and Chief Operating Officer, entered into a Rule 10b-5-1 trading plan (the “McGee Plan”). The McGee Plan provides for the sale of up to a maximum of 378,665 shares of Class A common stock comprised of shares acquired upon the vesting of restricted stock units and performance-based restricted stock units and previously vested restricted stock units and the exercise of stock options. During the term of the McGee Plan, all vested shares received pursuant to equity awards granted to Mr. McGee will exclude any shares withheld by the Company to satisfy its income tax withholding and remittance obligations in connection with the net settlement of the equity awards. Performance-based restricted stock units are subject to the satisfaction of certain performance criteria and have a payout range of 0% - 150%. Due to pricing conditions in the McGee Plan and the vesting conditions of the awards, the number of shares actually sold under the McGee Plan may be less than the maximum number of shares that can be sold, as noted in the table above. The McGee Plan will expire on August 30, 2024, or earlier if all transactions under the McGee Plan are completed.
(2) On August 17, 2023, Eve T. Saltman, our Senior Vice President, Corporate and Business Development, Chief Legal Officer and Secretary, amended a prior Rule 10b5-1 trading plan which was entered into on November 22, 2022 and is considered to have established a new Rule 10b5-1 trading plan (the “Saltman Plan”).
(3) The Saltman Plan provides for the sale of up to a maximum of 134,013 shares of Class A common stock comprised of shares acquired upon the vesting of restricted stock units and performance-based restricted stock units and previously vested restricted stock units. During the term of the Saltman Plan, all vested shares received pursuant to equity awards granted to Ms. Saltman will exclude any shares withheld by the Company to satisfy its income tax withholding and remittance obligations in connection with the net settlement of the equity awards. Performance-based restricted stock units are subject to the satisfaction of certain performance criteria and have a payout range of 0% - 150%. Due to pricing conditions in the Saltman Plan and the vesting conditions of the awards, the number of shares actually sold under the Saltman Plan may be less than the maximum number of shares that can be sold, as noted in the table above. The Saltman Plan will expire on November 29, 2024, or earlier if all transactions under the Saltman Plan are completed.
On July 11, 2023, Kevin Hinge, the Company’s former Chief Supply Chain Officer, terminated a Rule 10b5-1 trading plan which was adopted on August 30, 2022, and intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act. As of the date of termination of his Rule 10b5-1 trading plan, Mr. Hinge had sold 85,880 shares of Class A common stock under its terms.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading plan during the third quarter of fiscal 2023.

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

GoPro, Inc.
(Registrant)

Dated:	November 7, 2023	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	November 7, 2023	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	November 7, 2023	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)