Form 10-K
period 2023-12-31
GoPro, Inc.
filed 2024-02-09
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☑
		Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $522,125,000 based upon the closing price reported for such date on The Nasdaq Global Select Market.
As of January 31, 2024, 123,638,372 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

GoPro, Inc.

PART I.
Special note regarding forward-looking statements
This Annual Report on Form 10-K of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified under Item 1A. Risk Factors. Forward-looking statements include, but are not limited to, statements regarding our plans to expand and improve product offerings in Item 1. Business and other sections of this Annual Report on Form 10-K, projections of results of operations, research and development plans, marketing plans, plans to expand our global retail and distribution footprint, and revenue growth drivers, plans to manage our operating expenses effectively, plans to drive profitability; the impact of negative macroeconomic factors including fluctuating interest rates and inflation, market volatility, economic recession concerns, and potential occurrence of a temporary federal government shutdown; the ability for us to grow camera sales to drive meaningful volume and subscription growth; our ability to acquire and retain subscribers; the impact of competition on our market share, revenue, and profitability; the effects of global conflicts and geopolitical issues such as the conflicts in the Middle East, Ukraine or China-Taiwan relations, on our business; plans to settle the note conversion in cash; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Annual Report on Form 10-K including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Annual Report on Form 10-K to reflect future events or developments.
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
•An economic downturn or economic uncertainty in the United States and international markets, as well as inflation, market volatility, fluctuations in interest rates or currency exchange rates, may adversely affect consumer spending and demand for our products, which could impact our operating results or financial position.
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
•We face substantial risks related to inventory, purchase commitments, and long-lived assets, and we could incur material charges related to these items that adversely affect our operating results.
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
•We may grow our business in part through acquisitions, joint ventures, investments, and partnerships, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.

•Catastrophic events or political instability could disrupt and cause harm to our business.
•Our aspirations and disclosures related to Corporate Social Responsibility (CSR) matters, as well as increased scrutiny and expectations from investors and others regarding Environmental, Social, and Governance (ESG), could result in additional costs and/or risks, which may adversely affect our business, financial condition and results of operations, reputation, and stock price performance.

Item 1. Business
Overview
GoPro helps the world capture and share itself in immersive and exciting ways. Our cameras, mountable and wearable accessories, subscription and service, and implied post contract support have generated substantially all of our revenue. We sell our products globally through retailers, distributors, and on GoPro.com.
Our product offerings include the following:
•HERO12 Black is our flagship waterproof camera launched in September 2023, featuring our GP2 processor, HyperSmooth 6.0 image stabilization, high dynamic range (HDR) photos and videos in 5.3K at 60 frames per second (FPS) and 4K at 60 FPS, and wireless audio support for Apple AirPods and other Bluetooth devices. HyperSmooth 6.0 image stabilization features improved AutoBoost, which analyzes up to 4x more data compared to HyperSmooth 5.0 while also supporting 360-degree Horizon Lock. The HERO12 Black also includes 10-bit color video at up to 5.3K video at 60 FPS, 27-megapixel photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and HyperView, which allows for a 16:9 field of view. The HERO12 Black also includes the Enduro Battery, which improves the camera performance in both cold and moderate temperatures, a front-facing and rear touch display, TimeWarp 3.0, a Timecode Sync feature, and a Night Effects Time Lapse feature. Additionally, we began shipping our HERO12 Black Creator Edition, which is an all-in-one content capturing bundle that makes vlogging, filmmaking and live streaming easier than ever. HERO12 Black Creator Edition combines the HERO12 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.
•HERO11 Black launched in 2022, featuring our GP2 processor, a larger sensor and HyperSmooth 5.0 image stabilization. The larger sensor provides 10-bit color video at up to 5.3K video at 60 FPS, 27-megapixel (MP) photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and HyperView, which allows for a 16:9 field of view. HyperSmooth 5.0 image stabilization includes 360-degree Horizon Lock, which keeps video footage steady. The HERO11 Black also includes the Enduro Battery, which improves the camera performance in both cold and moderate temperatures, TimeWarp 3.0, Night Effects Time Lapse, and a front-facing and rear touch display. The HERO11 Black is cloud connected and can automatically upload recently captured footage and generate a highlight video to the user’s GoPro subscription cloud account. We also offer our HERO11 Black Creator Edition which combines the HERO11 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.
•HERO11 Black Mini launched in 2022, and has all the power of the HERO11 Black, but is smaller, lighter and simpler with a one-button design. The HERO11 Black Mini includes our GP2 processor, the larger sensor used in our HERO11 Black flagship camera, HyperSmooth 5.0 image stabilization and the Enduro Battery.
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

•Premium subscription is a subscription service that includes full access to the video and photo editing features in the new Quik desktop app and Quik mobile app, unlimited cloud storage of GoPro content supporting source video and photo quality, camera replacement and damage protection, cloud storage up to 25 gigabytes (GB) of non-GoPro content, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, gear, mounts and accessories. Our HERO5 Black and newer cameras automatically upload photos and videos to a subscriber’s GoPro account at the highest possible quality, while HERO7 Black and newer cameras can access our live-streaming service.
•Premium+ subscription launched in February 2024, and is a subscription service that includes all the same features included in our Premium subscription, cloud storage up to 500 GB of non-GoPro content, and HyperSmooth Pro in the Quik desktop app. HyperSmooth Pro offers HyperSmooth Pro stabilization with real time playback, lens correction, batch export, the reframe tool, frame grab and trim tool.
•Quik subscription is an important step in expanding our total addressable market to those who value organizing the visual moments of their lives with footage from any phone or camera. Quik subscribers can conveniently share their favorite photos or videos to the Quik mobile app where those special “keeper” photos or videos will be added to a private “Mural” feed within the app. The Quik subscription provides access to a suite of powerful yet simple single-clip and multi-clip editing tools which allows users to edit photos or videos and create cinematic stories to showcase their life moments.
•Quik desktop app launched in February 2024, for both Premium+ and Premium subscribers for macOS. Our Quik desktop app brings the speed and convenience of the Quik mobile app to desktop users, but with an expanded list of features and capabilities that take advantage of a desktop computer’s processing power and screen size. Quik desktop and Quik mobile apps sync with one another to allow users to transition their projects from one app to the other.
•Quik mobile app is a mobile app that provides the primary experience for users of both the Premium and Quik subscriptions and is an integration point for GoPro camera owners into the GoPro software ecosystem. The primary goal of the Quik mobile app is to enable users to get the most out of their favorite photos and videos from any phone or camera. This includes a simplified but powerful experience for offloading, backup, editing, story creation and sharing of user’s media.
We also offer a full ecosystem of mountable and wearable accessories. See Products for additional information.
We believe our investments in hardware, cloud, mobile and desktop software solutions have yielded a solid foundational experience for consumers that we will continue to build upon in 2024.
Our strategy
Helping our consumers capture and share their experiences in immersive and exciting ways is at the core of our mission and business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, and share engaging personal content with a focus on enabling capture beyond the phone, targeting markets where GoPro can add value, performance, and differentiation. When consumers use our products and services, they often generate and share content that increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth will be driven by the introduction of new types and categories of cameras, accessories, lifestyle gear, and subscription and service offerings. We also believe new or enhanced camera features drive a replacement cycle among existing users and attract new users. Consumers can choose between numerous channels to purchase our hardware products, which are sold through a global network of retailers and GoPro.com. In addition, consumers may purchase our subscriptions through GoPro.com or via the Quik mobile and desktop apps.

Products
Cameras. We offer a family of flagship cameras, including our cloud connected HERO12 Black, HERO11 Black, HERO11 Black Mini, HERO10 Black, HERO10 Black Bones, HERO9 Black, and MAX cameras. Our HERO12 Black, HERO11 Black, HERO11 Black Mini, HERO10 Black, HERO9 Black, and MAX cameras are durable, waterproof (without a housing), come with select mounting accessories, and have built-in Wi-Fi and Bluetooth technology, that provide connectivity with a mobile device to enable remote control, content viewing, editing, and sharing functionality. Our HERO12 Black, HERO11 Black, HERO11 Black Mini, and HERO10 Black cameras offer 5.3K video at 60 frames per second, our HERO9 Black camera offers 5K video at 30 frames per second, and MAX captures video in 360-degrees at 6K resolution and stitches to 5.6K. All of our current cameras feature multi-language voice and contextual control, image stabilization, a simplified user experience, and the ability to auto-upload photos and videos via Wi-Fi for easy access and editing with our Quik mobile app. HERO11 Black, HERO10 Black, HERO9 Black, and MAX also feature GPS and additional sensors that capture location, elevation, speed and G-force loads.
Mounts and accessories. We offer a wide range of mounts and accessories, either bundled with a camera or sold separately, that enhance the functionality and versatility of our products, and enable consumers to capture their experiences during a variety of activities or moments from different viewpoints. We also produce and sell camera attachments called Mods, which allow users to transform their HERO12, HERO11, HERO10, or HERO9 cameras into a production powerhouse. The Media Mod provides an integrated directional microphone, the Light Mod illuminates a scene and the Display Mod allows users to frame themselves during self-capture. In addition, we offer Max Lens Mod that brings Max HyperSmooth video stabilization and Max SuperView’s ultra-wide-angle photo and video to the HERO12, HERO11, HERO10 and HERO9 Black cameras. Other equipment-based mounts include helmet, handlebar, roll bar and tripod mounts. Our 3-way mount is a 3-in-1 mount that can be used as a camera grip, extension arm or tripod, and our floating mounts such as the Handler, and Bite Mount + Floaty, allow our cameras to float in water. We also enable consumers to wear mounts on their bodies with the use of our magnetic swivel clip, wrist housing, chest harness and head strap. Additionally, we offer spare batteries, dive filters and charging accessories, and cables to connect our GoPro cameras to computers, laptops, and television monitors. Our accessories expand the features, versatility, and convenience of our cameras.
Subscriptions. Our Premium+ and Premium subscription offerings provide a range of benefits to our consumers, including a camera protection plan and a platform that enables subscribers to easily access, edit, and share content. The Premium+ and Premium subscriptions also include unlimited cloud storage of GoPro content supporting original GoPro source video and photo quality, access to a high-quality live streaming service on GoPro.com, as well as discounts on GoPro cameras, lifestyle gear, mounts, and accessories. Our HERO5 Black and newer cameras automatically upload photos and videos to a subscriber’s GoPro account at the highest possible quality, while HERO7 Black and newer cameras can access our live-streaming service. We had 2.5 million subscribers as of December 31, 2023, representing 12% growth year-over-year. We also offer the Quik subscription which is important in expanding our TAM to all those who want to create, edit, and organize the visual moments of their lives. The Quik subscription provides edits that can be applied to single clips, or several clips of an event and can be put together into automated, music-synced videos. Quik subscribers can also conveniently share their favorite photos or videos via the Quik mobile app where those special “keeper” photos or videos will be added to a private “Mural” feed.
Applications. We offer mobile, desktop, and web applications that provide a complete media workflow for archiving, editing, multi-clip story creation, and sharing content on the fly. Our Quik mobile app makes it easy for users to get the most out of their favorite photos and videos no matter which phone or camera is used to capture the footage. Our Quik desktop app offers the speed and convenience of the Quik mobile app to desktop users, but with an expanded list of features and capabilities. Quik desktop and Quik mobile apps sync with one another to allow users to transition projects from one app to the other. Furthermore, by integrating the Quik app editing engine into the GoPro cloud ecosystem, we are now able to offer automatic, behind-the-scenes creation of videos and edits to users without any work on their part.
Lifestyle Gear. We offer a lifestyle gear lineup that melds our signature design and versatility across a line of bags, backpacks. and cases. We also offer an exclusive line of t-shirts, hats, and other soft goods that capture the spirit of the brand.

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
Research and development
We are passionate about developing new and innovative products that inspire our consumers and enhance our brand. We are constantly innovating to deliver better performance, expanded functionality, and increased convenience to enhance the appeal of our products. We strive to remain a market leader by consistently introducing innovative products, software, and services that offer optimal performance.
We have a user experience-driven approach to product development and our CEO leads product design. By engaging with customers, consumers, and opinion leaders in our core markets around the world, our development team strives to introduce meaningful and empowering new features that expand the versatility and performance of our products. We also benefit from input received from our in-house production team, our sponsored athletes, and our brand advocates that regularly travel the world capturing content using our products. We believe leveraging this input will help refine our existing products and influence future products that give us a competitive advantage.
Our engineering team supports the development of cameras, related mounts and accessories, firmware, and software. Our hardware engineering team is responsible for developing solutions to support the concepts developed by our product team. These solutions include GoPro’s custom designed system on chip, which allows our cameras to perform advanced image computation, unparalleled image quality and next-level image stabilization, new image silicon processors, image sensors and lenses, as well as the core algorithms that enable the systems to operate and provide optimal performance and features. Our hardware engineering team also integrates these innovations and firmware into our product designs, and develops our cameras, mounts, and accessories.
Our software engineering team develops applications that enhance the functionality of our products and facilitate the management, editing, sharing, and viewing of content. These applications are being developed for mobile, desktop, and web-based platforms. Our core technologies include rendering engines to enable smooth video playback and editing, algorithms for moment identification, automatic story creation as well as cloud-based media storage, analysis, and playback. Our software engineering team also manages our cloud and web platforms that power our application experiences and direct-to-consumer channel via GoPro.com.
Manufacturing, logistics, and fulfillment
Our products are designed and developed in the United States, France, China, and Romania, and a majority of our manufacturing is outsourced to contract manufacturers located in China and Thailand. We believe that using outsourced manufacturing enables greater scale and flexibility than establishing our own manufacturing facilities. Several key strategic parts are purchased from suppliers by us and then consigned to our manufacturers, while the vast majority of parts are procured directly by our contract manufacturers. Our strategic commodities team manages the pricing and supply of the key components of our cameras, including digital signal processors, sensors and lenses, and we leverage their expertise to achieve competitive pricing on the largest value-add components and leverage our contract manufacturers’ volume purchases for best pricing on common parts.
We have third-party facilities in China and Thailand for final pack-out of our finished products. These finished products are shipped to outsourced fulfillment centers in the United States, as well as Hong Kong, Japan, Netherlands, and Singapore that deliver our products to our customers.

Sales channels and customers
We offer our products in over 80 countries through our retail sales channel to retailers and distributors, and through our direct-to-consumer sales channel via GoPro.com. In 2023 and 2022, GoPro.com revenue represented 30% and 38% of our net revenue, respectively, and retail accounted for 70% and 62% of our net revenue, respectively.
Direct sales
We sell directly to most of our retailers in the United States, some of our retailers in Europe and to consumers worldwide through GoPro.com.
Independent specialty retailers. We use a network of location-based independent manufacturer representatives to sell our products to independent specialty retailers in the United States, focused on sports and consumer activity capture markets. Our representatives provide highly personalized service to these retailers, including in-store merchandising, taking orders, and providing clinics to educate retail sales personnel about GoPro products and services. We also have an internal, regionally focused sales team that provides a secondary level of service to both the independent specialty retailers and manufacturer representatives. Independent specialty retailers generally carry our higher end products, targeting their core customers who we believe tend to be early adopters of new technologies. Independent specialty retailers outside of the United States represent a similarly important sales channel for us, and we reach these customers indirectly through our network of international distributors.
Big box retailers. We sell to large retailers with a global or national presence, including Amazon.com, Inc., Best Buy, Inc., Target Corporation, and Walmart, Inc. We support these retailers with a dedicated and experienced sales management team that we believe enables us to reduce channel conflict.
Mid-market retailers. We also sell to retailers with a large regional or national presence, often focused on specific verticals such as consumer electronics, sporting goods, military, hunting and fishing, and motorsports. In the United States, we sell directly to these mid-market retailers through our experienced sales teams assigned to particular accounts and regions.
GoPro.com. We sell our full line of products to consumers worldwide through our online store at GoPro.com, which we market through online and offline advertising. GoPro.com revenue represented 30%, 38%, and 34% of net revenue for 2023, 2022, and 2021, respectively.
Distribution
We sell to approximately 60 distributors who resell our products to retailers in international and domestic markets. We have dedicated sales personnel focused on providing a high level of service to these distributors, including assisting with product mix planning, channel marketing and in-store merchandising, development of marketing materials, order assistance and educating the distributors’ sales personnel about GoPro products.
In-store merchandising
Our in-store merchandising strategy focuses on our iconic GoPro-branded, video-enabled point of purchase (POP) merchandising displays located in nearly all retail outlets where our products are sold. These displays showcase GoPro videos and present our product ecosystem in a customer-friendly manner. Our larger retailers help us represent a broader range of GoPro products due to their in-store deployment of our larger and custom POP displays. As of December 31, 2023 and 2022, we had approximately 28,000 and 26,000 POP displays, respectively, in retail outlets worldwide.
Marketing and advertising
Our marketing and advertising programs are focused on engaging consumers by exposing them to compelling GoPro content and educating them about new hardware features, as well as the power of our solutions for software editing (mobile, web and desktop applications) and content management. We believe this approach enhances our brand while demonstrating the performance, durability, and versatility of our products. Our marketing and advertising efforts span a wide range of consumer interests and leverage both traditional consumer marketing and lifestyle marketing strategies.

Consumer marketing. Social media plays an important role in our consumer marketing strategy as an awareness driver and opportunity to engage directly with our community. At the end of 2023, we reached a total of 52.5 million followers across all platforms and our owned content received more than 1.4 billion views. Our consumers capture and share GoPro content on social media platforms including Facebook, Instagram, TikTok, and YouTube. To date, earned content tagged #GoPro on TikTok has reached over 26 billion views. We also integrate user-generated content and GoPro originally produced content into advertising campaigns across various platforms including television, print, online, billboards, and other out-of-home advertising, and at consumer and trade facing events. This content also supports our in-store channel marketing efforts, appearing on our POP displays and other in-store marketing materials. We continue to believe GoPro content remains a significant asset that builds awareness for our brand and products.
Lifestyle marketing. Our lifestyle marketing programs focus on expanding GoPro brand awareness by engaging consumers through relationships with key influencers, event promotions, and other outreach efforts. We cultivate strong relationships with influential athletes, celebrities, entertainers, and brands, all of whom use our products to create and share engaging content with their own fans and consumers.
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
We compete against established, well-known camera manufacturers such as Canon Inc. and Nikon Corporation, as well as large, diversified electronics companies such as, Samsung Electronics Co. and Sony Corporation and specialty companies such as Garmin Ltd., the Ricoh Company, Ltd., Arashi Vision Inc. (Insta360), and SZ DJI Technology Co., Ltd. We believe we compete favorably with these companies’ products. Our durable and versatile product design facilitates increased functionality and wearability, and we offer a variety of mounts and other accessories that enable a wide range of consumer use cases that are difficult for other competing products to address. Further, we offer many professional-grade features within our camera and 360-degree camera product offerings at attractive consumer price points, including our HyperSmooth 6.0 which is our most advanced stabilization ever and includes in-camera horizon leveling that keeps shots smooth and level, and for our 360 experience, MAX SuperView and PowerPano. MAX SuperView provides the widest field of view ever from a GoPro camera while PowerPano allows users to capture a 6.2mp, 270-degree panoramic photo with the push of a button and creates an artifact-free shot of action or movement. We also provide users with a suite of mobile and desktop applications that enhance the overall GoPro experience. Moreover, we believe we have achieved significant brand recognition in our target vertical markets. We believe our years of experience working with active and influential consumers contributes to our ability to develop attractive products and establishes the authenticity of our brand, thereby differentiating us from current and potential competitors.
Smartphones and tablets with photo and video functionality have significantly displaced the market for traditional camera sales, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our Quik mobile and desktop apps, and subscription and service offerings may not be as compelling a solution as those offered by other companies, such as Apple, Inc. and Google, although the Quik mobile and desktop app supports content from other platforms including content from iOS and Android. It is possible that, in the future, the manufacturers of such devices, such as Apple, Google, and Samsung, may continue to design their products for use in a range of conditions, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours. In addition, new companies may emerge and offer competitive products directly in our category.
Intellectual property
Intellectual property is an important aspect of our business. Our practice is to seek protection for our intellectual property in the United States and certain jurisdictions globally, as appropriate. To establish and protect our proprietary rights and confidential information, we rely upon a combination of trademark, copyright, patent, trade secrets, and other forms of intellectual property rights, as well as contractual restrictions such as confidentiality agreements, licenses, and intellectual property assignment agreements with employees, contract manufacturers, distributors, and others.
GoPro is a leading innovator that holds a comprehensive portfolio of intellectual property rights. Our trademarks, including “GOPRO,” “HERO,” and the GoPro logos, among others, are a critical component of the value of our business. We believe the strength of our trademarks, service marks, and trade dress have generated considerable brand loyalty, distinction, and renown among our customers and prospective customers.
GoPro’s patent portfolio has been recognized as a leader in the high-tech and electronics industry. Our patents, including utility and design patents, cover innovations that help our customers capture, create, and share their content using our cameras, mounts, accessories, and software. Our patents cover technology and product areas that include cameras, mounts, accessories, digital imaging, image processing, image stabilization, operational firmware and software, post-processing software, mobile, desktop and cloud software, as well as the ornamental aspects of our hardware and software products. As of December 31, 2023, we had approximately 1,427 issued patents and 401 patent applications pending in the United States, and 770 corresponding issued patents and 87 patent applications pending in foreign jurisdictions. Our patents expire at various times, and no single patent or other intellectual property right is solely responsible for protecting GoPro’s products, software, and services. GoPro continues to invest in protecting its expanding innovation through ongoing development of its patent portfolio. We continually assess our innovations, including their patentability, and regularly file patent applications to protect our innovations and technologies that come from our research, development, and design.
We take active measures to protect our intellectual property against unauthorized third-party use, including misuse of our patents, copyrights, trademarks, and other proprietary rights. We monitor online marketplaces for infringing, knock-off, or counterfeit products and take action to remove those products. We have and expect to continue to take legal action to enforce our intellectual property and proprietary rights when appropriate.
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
Human capital
We are continually investing in the engagement and retention of our global workforce by creating an inclusive workplace, providing market-competitive benefits to support our employees’ health and well-being, and fostering a learning environment in support of their growth and development. As of December 31, 2023, we employed 930 people.
Diversity and Inclusion
GoPro celebrates diversity and recognizes the value it brings to our work culture and our business. GoPro strives to be a more inclusive, representative, and equitable organization, and to leverage our brand and marketing to champion these values. Through our comprehensive diversity, equity, inclusion, and belonging (DEIB) program, we take a multi-faceted approach to creating a sense of belonging for GoPro employees. We focus on current events, trending topics, and cultural context to provide opportunities for learning and community building. Our goal is to help increase safe spaces and visibility for people with identities that have been historically marginalized and underrepresented. We take a hybrid approach to employee training, utilizing a self-directed individual learning platform with research-backed content in addition to coaching and other manager-led activities. In addition to our mandatory sexual harassment prevention training, we also include modules related to supporting neurodiverse team members, building psychological safety, and helping employees recognize and address unconscious bias. We host virtual discussions on a variety of diversity, equity, and inclusion topics to foster understanding and empathy, champion diverse leadership, and celebrate the contributions that diverse groups bring to us and our community.
When our people thrive, our business thrives. GoPro invests in safe spaces through our Employee Resource Groups (ERGs). ERGs enhance the employee experience and help drive the DEIB strategy by building community and connection, expanding education and awareness, creating opportunities for professional development and providing valuable feedback to our People Team.

Our CEO, Nicholas Woodman, also signed on to the Outdoor CEO Diversity Pledge, committing us to, over the coming years, increase the representation of underrepresented groups in our hiring, marketing, and athlete rosters, as well as sharing our learnings with other outdoor brands as a catalyst for industry change.
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
Our leadership development and coaching programs focus on individual leadership growth, building trust and relationships with peers and sharing best practices. We continue to optimize our organizational efficiency and collaboration by providing ongoing training on effective meeting management and building trust. We believe that employee development is a shared responsibility of employee and manager, through both formal and informal methods (e.g., stretch assignments and peer-to-peer learning). Through our Grow Pro Plan program, managers and employees reflect on their individual skills and areas for development, guided by our company competency framework, and by what specific areas the employee would like to develop each year. We have a robust talent calibration and succession planning process to ensure we fill the talent pipeline and identify any skills gaps with development plans.
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

Item 1A. Risk Factors
You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K before making an investment decision. These risks could materially and adversely affect our business, financial condition, and results of operations. The risk factors below do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
Risks related to our business and industry

We may not be able to achieve revenue growth or profitability in the future, and if revenue growth or profitability is achieved, we may not be able to sustain it.
Our cumulative GAAP income from the past three years may not be sustainable in future periods. We may not be able to achieve our forecast, sustain revenue growth or profitability, and our operating results may fluctuate unpredictably. For example, our annual revenue decreased slightly from $1.09 billion in 2022 to $1.01 billion in 2023. In addition, we incurred a net loss of $53.2 million for the full year of 2023 and earned net income of $28.8 million for the full year of 2022. In future periods, sales or revenue could continue to decline, remain flat, or grow more slowly than we expect, or we could be negatively impacted by foreign currency exchange rate fluctuations, which could have a material negative effect on our future operating results. For example, foreign currency exchange rate fluctuations negatively impacted revenue and operating income by $50.4 million in 2022.
Lower levels of revenue, lower product margins or higher levels of operating expenses in future periods may result in losses or limited profitability. We may experience lower levels of revenue, lower product margins or higher levels of operating expenses for a variety of reasons, including, among other factors: ineffective investments in product innovation and development; advertising and marketing; increasing freight rates; shipping delays; increased supply chain costs; impact of currency exchange rates; failure to maintain higher average sales pricing for our cameras; or a recession or other sustained adverse market events that materially impacts consumer purchases of discretionary items, such as our products. For example, in 2023, our margins were negatively impacted by price protection charges, an increase in the volume of sales of our entry-level price point cameras, and a decrease to sales from GoPro.com.
Additionally, we previously implemented company-wide restructurings of our business resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, in order to focus our resources on cameras, accessories, and subscription and service. We may continue to experience fluctuating revenue, expenses, and profitability for a number of reasons, including other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.
Our goal to grow revenue and be profitable relies upon our ability to grow unit sales, and we may not be successful in doing so.
Our ability to grow revenue and be profitable relies on increasing unit sales. We depend upon maintaining and developing effective sales channels between our retailers, distributors, and direct-to-consumer via GoPro.com.
Our future growth relies, in part, on increasing sales through our current retail partners and distributors, as well as expanding our retail footprint, and building and maintaining strong relationships with retail partners and distributors to promote our brand and to market and sell our products. Slower than forecasted growth or any reduction in sales by our retail and distribution channels could adversely affect our revenue, operating results, and financial condition. We depend on retailers to provide adequate and attractive space for our products and POP displays in their stores and acquiesce to our policies. Due to macroeconomic factors and risk of theft, some retailers carry and display less inventory, which has impacted sales. We further depend on our retailers to employ, educate, and motivate their sales personnel to effectively sell our products. If our retailers do not adequately display our products, choose to reduce the space for our products and POP displays in their stores or locate them in less than premium positioning, or choose not to carry some or all of our products or promote competitors’ products over ours or do not effectively explain to customers the advantages of our products, our sales could decrease and our business could be harmed. Increasing retail and distributor sales requires significant investment and resources. For example, we will continue investing in new POP displays and updating existing POP displays for both existing stores and new retailers which we believe will attract, inform consumers, and assist sales personnel to effectively sell our products; however, there can be no assurance that this investment will lead to increased revenue and profit.
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

We have experienced continuous growth in our subscription service over the past several years, but we may not be able to sustain such growth in the future. Our revenue growth and profitability are dependent on our ability to continuously attract and retain subscribers, and we cannot be certain that efforts to do so will be successful. Any changes to our subscription offerings, or increases to the offering costs, could have an adverse effect on the success and profitability of our subscription service, attracting new subscribers and retaining existing subscribers. There are many factors that could lead to slowing subscriber growth or a decline in subscribers, including a decline in camera sales, attach rates or retention rates, our failure to introduce new features, benefits, products, or services that customers desire, changes to existing products, services, and pricing that are not favorably received by our customers, or changes in the perceived value of our offerings. For example, part of our subscription growth strategy is dependent on expanding our distribution and retail channels and increasing unit sales which we believe will lead to an increase in subscribers. If the attach rate is less than what we forecasted, particularly the retail attach rate, this could have a negative impact on our overall subscriber growth plans. A decline in subscribers could have an adverse effect on our business, financial condition, and operating results.
An economic downturn or economic uncertainty in the United States and international markets, as well as inflation, market volatility, fluctuations in interest rates or currency exchange rates, may adversely affect consumer spending and demand for our products, which could impact our operating results or financial position.
Factors affecting the level of consumer spending include general market and macroeconomic conditions, geopolitical conditions, regional conflicts, tax rates, inflation, tariffs, fluctuations in foreign exchange rates and interest rates, potential recessions, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and a reduction in consumer spending or discretionary income that may affect us more significantly than companies in other industries and companies with more diversified products. For example, if any of the current regional conflicts around the world were to escalate or expand, it could lead to disruption of our supply chain and have a negative impact on consumer discretionary spending.
The majority of our sales occur in United States dollars (U.S. dollar). An increase or decrease in the value of the U.S. dollar against the Euro and other foreign currencies could impact sales of our products, which could have a material impact on our operating results. For example, a strengthening U.S. dollar relative to other currencies could increase the real cost to consumers of our products in those markets outside the United States, which could lower sales and/or cause us to reduce our selling price to retailers and distributors in those markets. If global economic conditions are volatile or deteriorate, consumers may delay or reduce purchases of our products resulting in lower consumer demand for our products such that we may not reach our sales targets. Some product costs have become subject to inflationary pressure, and we may not be able to fully offset such higher costs through price increases; our inability or failure to offset any such higher costs as necessary could harm our business, financial condition, and operating results. Additionally, in the past, certain foreign currencies such as the Euro, Japanese yen and British pound have experienced declines in value relative to the U.S. dollar, which negatively affected our results of operations during the second, third, and fourth quarter of 2022 when compared to the prior year periods, and could negatively impact our results of operations in future periods if the U.S. dollar strengthens relative to foreign currencies.
Moreover, adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. While we did not hold any cash directly at SVB, we regularly maintain cash balances at third-party financial institutions more than the FDIC insurance limit and there is no guarantee that the federal government would guarantee all depositors if such financial institutions were to fail, as they did with SVB depositors, in the event of further bank closures and continued instability in the global banking system. Any future adverse developments in the global banking system could directly or indirectly negatively impact our results of operations.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, editing applications, and other products and services. Our research and development expenses were $165.7 million, $139.9 million, and $141.5 million for 2023, 2022, and 2021, respectively and we expect that our research and development expenses will continue to be substantial in 2024 as we develop innovative technologies. Unanticipated problems in developing products could divert substantial resources, which may impair our ability to develop new products and enhancements of existing products and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
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

Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2023, greater demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 29%, 29%, and 34% of our 2023, 2022, and 2021 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue due to macroeconomic conditions, the inflationary impact on consumers’ share of wallet, product release patterns, declines in the effectiveness of our promotional activities or product mix, charges incurred against new products to support promotional activities for such new products, pricing pressures, supply chain disruptions, shipping delays, or for any other reason, could cause our annual results of operations to suffer significantly. For example, during the fourth quarter of 2023, our sell-through fell short of our projections partially due to consumers’ expectation of holiday season promotions even after the Thanksgiving Black Friday events. In addition, in the U.S. market, consumer spending shifted away from consumer electronics products in the month of December further impacting our results of operation.
In addition, we typically experience lower revenue in the first half of the year as a percentage of total revenue for the year, as compared to second half revenue. First half revenue comprised 41%, 43%, and 39% of our annual 2023, 2022, and 2021 revenue, respectively.
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
Some of the key components used to manufacture our products come from a limited or single source of supply, or by a supplier that could potentially become a competitor. Our contract manufacturers generally purchase these components on our behalf from approved suppliers. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules, and such lead times could increase as a result of shipping disruptions, global conflicts, including any escalations or expansions of those conflicts, or other factors. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable, including as a result of global conflict and pandemics.
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
In particular, for our camera designs we incorporate system on chips, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique design and performance profiles, and as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 system on chip in our MAX camera as well as our HERO9 Black camera and the GP2 system on chip in our HERO12 Black, HERO11 Black, HERO11 Black Mini, HERO10 Black, and HERO10 Black Bones cameras and rely on a single source for GP1 and GP2, and we are subject to price increases for those components. Costs for the components that comprise GP1 and GP2 could continue to increase even as prices for commodity components decline.
Additionally, we rely on third parties to provide software and enterprise services. For example, we host our software applications and firmware upgrades for our cameras using Amazon Web Services (AWS). A prolonged AWS service disruption affecting our subscription products would negatively impact our ability to serve our consumers and could damage our reputation with current and potential consumers, expose us to liability, cause us to lose consumers, or otherwise harm our business. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we use, interruption of internet service provider connectivity, or damage to such facilities, we could experience interruptions in access to our subscription offerings as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our solutions for deployment on a different cloud infrastructure service provider, which could materially adversely affect our business, results of operations and financial condition.
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
Environmental regulations or changes in the supply, demand or available sources of natural resources may affect the availability and cost of goods and services necessary to run our business. We require our contract manufacturers and suppliers to comply with our formal supplier code of conduct and relevant standards and periodically conduct audits of our contract manufacturers’ and suppliers’ compliance with our code of conduct, applicable laws and good industry practices. However, these audits may not be frequent or thorough enough to detect non-compliance. Deliberate violations of labor, environmental or other laws by our contract manufacturers or suppliers, or a failure of these parties to follow ethical business practices, could lead to negative publicity and harm our reputation or brand.
As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including disruptions or delays in supply chain. For example, during the course of the COVID-19 pandemic and as a result of governmental responses to the COVID-19 pandemic among other macroeconomic factors, certain of our suppliers and manufacturers experienced disruptions, resulting in supply shortages and costs increases, staffing shortages, manufacturing facility closures, and similar disruptions could occur in the future. Any increases in the costs of goods and services for our business may also adversely affect our profit margins particularly if we are unable to achieve higher price increases or otherwise increase cost or operational efficiencies to offset the higher costs.

Our future growth depends, in part, on further penetrating our total addressable market, and we may not be successful in doing so.
Historically, the majority of our growth has been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities and our subscription products help those people create compelling edits to share with friends, family and followers. We believe that our future growth depends on continuing to reach and expand our core community of customers of our products and services, followers, and fans, and then utilizing that energized community as brand ambassadors to an extended community.
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
We face substantial risks related to inventory, purchase commitments, and long-lived assets, and we could incur material charges related to these items that adversely affect our operating results.
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
We are dependent on information systems to develop our products and services, process transactions, manage our supply chain and inventory, ship goods on a timely basis, maintain cost-efficient operations, complete timely and accurate financial reporting, operate GoPro.com, and respond to customer inquiries. Cyber-attacks may threaten our information systems and are increasing in their frequency, sophistication, and maleficence, and have become increasingly difficult to detect. As artificial intelligence capabilities improve and are increasingly adopted, we may see cyber-attacks utilizing or exploiting artificial intelligence. Despite the implementation of security measures designed to protect against such threats, our information technology systems, and those of our strategic partners and third parties on whom we rely, are vulnerable to cyber-attacks, security breaches, computer viruses damage, unauthorized access, natural disasters, terrorism, theft or exposure of confidential data, war and other acts of foreign governments, and failures of telecommunication, electrical and other critical systems.
Our products, services and operating systems may contain unknown security vulnerabilities. For example, the firmware and software that are installed on our products may be susceptible to hacking or misuse, or we may experience disruptions to our GoPro.com platform. In addition, we offer a comprehensive online cloud management service through our subscription offerings. If malicious actors compromise our products and services, including without limitation hacking or breach of such products and services, our business and our reputation will be harmed.
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

Further, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including our board of director’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. The new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K within four business days of determining that an incident is material. We are subject to such annual report disclosure requirements starting with this Annual Report and we have been subject to such Form 8-K disclosure requirements since December 18, 2023. Complying with these new cybersecurity disclosure obligations, or any additional new disclosure requirements that may apply to us in the future, could cause us to incur substantial costs and could increase negative publicity surrounding any incident that we are required to disclose.
Our international operations account for a significant portion of our revenue and operating expenses and are subject to challenges and risks. Adverse developments in global economic or geopolitical conditions, or the occurrence of other world events, could materially adversely affect our revenue and results of operations.
Revenue from outside the United States comprised 61%, 59%, and 55% of our revenue in 2023, 2022, and 2021, respectively, and we expect international revenue to continue to be significant in the future. Further, we currently have foreign operations in Australia, China, France, Germany, Hong Kong, Japan, Netherlands, Philippines, Romania, the United Kingdom (U.K.) and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:
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
•political conditions, economic instability, geopolitical turmoil, civil disturbances, or social unrest in a specific country or region in which we operate, which could have an adverse impact on our operations in that location, for example, the effects of China-Taiwan relations or conflict in the Middle East;
•organized crime activity;
•terrorist activities, acts of war, natural disasters, and pandemics;
•wars and global conflicts, including the ongoing conflicts around the world;
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
Further, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, during the year of 2023, our closing stock price ranged from a high of $6.46 in the first quarter to a low of $2.43 in the fourth quarter. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
Our gross margin can vary significantly depending on multiple factors, which can result in unanticipated fluctuations in our operating results.
Our gross margin can vary due to consumer demand, competition, product pricing, product lifecycle, product mix, new product introductions, GoPro.com sales mix, subscription activation, renewals, and cancellations, commodity costs, supply chain, logistics costs and shipping costs, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. For example, our gross margin was 32.2%, 37.2%, and 41.1% for 2023, 2022, and 2021, respectively. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, if consumer demand for our products is less than we anticipate, if cancellation rates for our subscription offerings are higher than expected or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.
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
We compete against established, well-known camera manufacturers such as Canon Inc. and Nikon Corporation, as well as large, diversified electronics companies such as Samsung Electronics Co. and Sony Corporation, and specialty companies such as Garmin Ltd., the Ricoh Company, Ltd., Arashi Vision Inc. (Insta360), and SZ DJI Technology Co., Ltd. Many of our competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. Additionally, many of our existing and potential competitors enjoy substantial competitive advantages, such as longer operating histories, the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products, broader distribution and established relationships with channel partners or vertically integrated business units, access to larger established customer bases, greater resources to make acquisitions, larger intellectual property portfolios, and the ability to bundle competitive offerings with other products and services. Further, new companies may emerge and offer competitive products directly in our category. Certain companies have developed cameras designed and packaged to appear similar to our products, which may confuse consumers or distract consumers from purchasing GoPro products.
Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our desktop and mobile apps, and subscription offerings may not be as compelling as those offered by other companies, such as Apple, Adobe, or Google, although the mobile application supports content from other platforms including content from iOS and Android. Manufacturers of smartphones and tablets, such as Apple, Google, and Samsung, may continue to design their products for use in a range of conditions similar to our products, including in challenging physical environments and with waterproof capabilities, or develop products with features similar to ours. We rely in part on application marketplaces, such as the Apple App Store and Google Play, to distribute our mobile and desktop apps. Apple and Google may raise commissions, change or modify rules or functionality for apps on the marketplaces, or make access to our apps more difficult, which could adversely impact our business and results of operations.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located in China, Thailand and in other countries to manufacture our products. Our contract manufacturer locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions, and increased security costs. Additionally, the current United States administration continues to signal that it may continue to alter global trade agreements and terms. For example, the United States imposed additional tariffs on imports from China and continues to potentially impose other restrictions on exports from China to the United States. Any announcement by the United States Trade Representative (USTR) to impose tariffs on GoPro products could have a material adverse effect on our United States bound production, business, and results of our United States operations. If these duties are imposed on our products, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability. Sales of our products in China are material to our business and represent a significant portion of our revenue. This revenue stream from China is at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our products or imposes any other export restrictions on our products.
We continue to monitor manufacturing capabilities outside of China and currently manufacture certain cameras in Thailand to mitigate risks of additional tariffs, duties or other restrictions on our products destined for the United States and may choose to transition more manufacturing outside of China.
If we fail to manage our operating expenses effectively, our financial performance may suffer.
Our success will depend in part upon our ability to effectively manage our operating expenses, including but not limited to, our cash management. We incurred an operating loss in 2023, and we generated operating income for the full year of 2022 and 2021. As of December 31, 2023, we had an accumulated deficit of $249.3 million. We have implemented global reductions-in-force and other restructuring actions to reduce our operating expenses. However, we may not realize the cost savings expected from our cost reduction actions.
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
Our ten largest third-party customers, measured by the revenue we derive from them, accounted for 44%, 41% and 46% of our revenue in 2023, 2022, and 2021 respectively. One retailer accounted for 10%, 8% and 11% of our revenue for 2023, 2022, and 2021 respectively. The loss of a small number of our large customers, or the reduction in business with one or more of our large customers, could have a significant adverse effect on our operating results. In addition, we may choose to temporarily or permanently stop shipping product to customers who do not follow the policies and guidelines in our sales agreements, which could have a material negative effect on our revenues and operating results. Our sales agreements with these large customers do not require them to purchase any meaningful amount of our products annually and we grant limited rights to return product to some of these large customers.
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
We may grow our business in part through acquisitions, joint ventures, investments, and partnerships, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
We have completed several acquisitions, and recently announced our intent to acquire an Australian based company that is expected to close in Q1 of 2024, subject to customary closing conditions. We may evaluate additional acquisitions, partnerships, or joint ventures with, or strategic investments in, other companies, products or technologies that we believe are complementary to our business. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, and any acquisitions we complete could be viewed negatively by users or investors. In addition, if we encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of acquired companies, particularly if the key personnel of the acquired business choose not to work for us, or we have difficulty retaining the customers of any acquired business, the revenue and operating results of the combined company could be adversely affected. Acquisitions may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses and adversely affect our business, financial condition, operating results, and cash flows. In addition, our original estimates and assumptions used in assessing any transaction may be inaccurate, including estimates of accounting charges. We have recorded significant goodwill and intangible assets in connection with our acquisitions, and in the future, if our acquisitions do not yield expected revenue, or if other factors negatively impact the fair value of our recorded goodwill or intangible assets, we may be required to take material non-cash impairment charges that could adversely affect our results of operations.
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
We review goodwill for impairment at least annually or more frequently if indicators of impairment arise, and should market conditions or macroeconomic conditions continue to deteriorate, including a rise in inflationary pressures and interest rates, a sustained decline in our share price, or a decline in our results of operations, the result of such review may indicate a decline in the fair value of goodwill resulting in an impairment charge. In the event we are required to record a non-cash impairment charge to our goodwill, other intangibles, and/or long-lived assets, such non-cash charge could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which we record the charge.
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
Our aspirations and disclosures related to Corporate Social Responsibility (CSR) matters, as well as increased scrutiny and expectations from investors and others regarding Environmental, Social, and Governance (ESG), could result in additional costs and/or risks, which may adversely affect our business, financial condition and results of operations, reputation, and stock price performance.
There is an increasing focus from certain investors, regulators, employees, customers, and other stakeholders concerning ESG matters. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our ESG-related policies and actions are inadequate. The growing investor demand for measurement of non-financial performance is addressed by third-party providers of sustainability assessment and ESG ratings on companies. The criteria by which our ESG practices are assessed may change due to the constant evolution of the sustainability landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors and other stakeholders may conclude that our ESG-related policies and/or actions with respect to corporate social responsibility are inadequate. There have also been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in performance. As stakeholder perceptions of sustainability continue to evolve, we may face reputational damage and potential stakeholder engagement and/or litigation in the event that we do not meet the ESG standards set by various constituencies. In addition, there exists certain “anti-ESG” sentiment among some individuals and government institutions, and we may also face scrutiny, reputational risk, lawsuits, or market access restrictions from these parties regarding our ESG initiatives.
In July 2022, we published our Sustainability Snapshot Report to highlight our ongoing efforts to reduce our carbon footprint in our US locations, our commitment to continuing to create a more inclusive, representative, and equitable organization, and our commitment to legal and ethical business practices. In July 2023, we published our 2023 Sustainability Snapshot, sharing our progress on these initiatives. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any CSR objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of renewable energy sources, evolving consumer protection and other regulatory laws applicable to CSR matters, the availability of materials and suppliers that can meet our sustainability and other CSR goals, and the availability of funds to invest in ESG initiatives in times where we are seeking to reduce costs. As a result, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope, target and timelines of previously announced ESG initiatives or goals. If we fail to satisfy the expectations of investors, regulators, customers, employees, and other stakeholders, if our initiatives are not executed as planned, or if we fail to implement sufficient oversight or accurately capture and disclose ESG matters, our reputation and business, operating results and financial condition could be adversely impacted.
Standards for tracking and reporting CSR matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting CSR data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting CSR matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting metrics, including CSR-related disclosures pursuant to new voluntary disclosure standards and those that may be required by the SEC and other regulators, and such standards, or interpretation and guidance thereof, may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
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
Third parties, including competitors and non-practicing entities, have made allegations of and brought intellectual property infringement, misappropriation, and other intellectual property rights claims against us, including the matter described in Note 9 Commitments, contingencies, and guarantees in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. While we will defend ourselves vigorously against any such existing and future legal proceedings, the effort and expense to support such disputes and litigation is considerable and we may not prevail or obtain favorable outcomes against all such allegations, including in the matter described in Note 9 Commitments, contingencies, and guarantees in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions, and we cannot always predict the impact of such future laws, regulations, and standards may have on our business. We expect that existing laws, regulations, and standards may even be interpreted differently or inconsistently relative to each other in the future. California initiated the first wave of state consumer privacy laws by enacting the

California Consumer Privacy Act (the CCPA), as amended by the California Privacy Rights Act (the CPRA), with amended requirements taking effect in 2023 to be followed by additional regulations promulgated by the newly created California Privacy Protection Agency, which is charged with developing new privacy regulations under the CCPA as well as enforcing the CCPA/CPRA. Following California's lead, several other states enacted privacy laws which took effect in 2023, and additional state privacy laws will take effect in 2024. Failure to comply with these new state regulations may result in significant civil penalties, injunctive relief, or statutory or actual damages. Complying with this new privacy legislation may result in additional costs and expenses.
Additionally, many foreign countries and governmental bodies, including Australia, the EU, the U.K., India, Japan, and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection, use, processing, storage, and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States.
For example, in the EU and the U.K., the respective EU or U.K. General Data Protection Regulation (GDPR) imposes more stringent data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. If we fail to comply with the respective GDPR or if regulators assert that we have failed to comply with the GDPR, we may be subject to fines of up to 4% of our worldwide annual revenue under EU GDPR requirements and up to 4% of our worldwide annual turnover under the UK’s implementation of GDPR.
Among other requirements, both the EU and U.K. GDPR regulates transfers of personal data outside of the EU to countries that have not been found to provide adequate protection to personal data, including the United States, requiring that certain steps are taken to legitimize those transfers. We have undertaken certain efforts to conform transfers of personal data from the EU to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of regulators and data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the European Economic Area or the U.K. particularly as a result of continued legal and legislative activity that has challenged or called into question the legal basis for existing means of data transfers to countries that have not been found to provide adequate protection for personal data. We continue to monitor these regulatory and legal developments.
In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. It is possible that if our practices are not consistent, or are viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, fines, awards, penalties, injunctions, judgments, or criminal or civil sanctions, all of which may have a material adverse effect on our business, operating results, reputation, and financial condition.
Future laws, regulations, standards and other obligations, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue.
Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies (including ESG-related policies), industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business and operating results.
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
If we fail to comply with regulations relating to environmental and social matters, including the SEC’s and conflict minerals disclosure rules, our business, financial condition, operating results, and reputation could be adversely affected.
We are subject to various federal, state, local, and international environmental laws and regulations including laws regulating the manufacture, import, use, discharge, and disposal of hazardous materials, labeling and notice requirements relating to potential consumer exposure to certain chemicals, and laws relating to the collection of and recycling of electrical and electronic equipment and their packaging.
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
We also expect that our products will be affected by new environmental laws and regulations, including but not limited to laws and regulations focused on climate change, on an ongoing basis. Concerns about climate change have driven significant legislative and regulatory changes on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy, which may have an impact on the way we manufacture products or utilize energy to produce our products. We may also become subject to regulations resulting in increased disclosure obligations with respect to climate change, including with respect to our greenhouse gas emissions. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products and the cost of compliance, or cause disruptions in the manufacture of our products and result in increased procurement, production, and distribution costs. Our reputation and brand could be harmed if we fail, or are perceived as having failed, to respond responsibly and effectively to changes in legal and regulatory measures adopted to address climate change. We face increasing complexity in our product design and procurement operations as we adjust to new and future requirements relating to the composition of our products, their safe use, the energy consumption associated with those products, climate change laws and regulations, and product repairability, reuse, recallability and take-back legislation. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. Since we operate on a global basis, this is a complex process that requires continual monitoring.
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
In addition, new disclosure standards and rules related to other ESG matters, including with respect to human rights, impact on affected communities, pollution, water stewardship, biodiversity and the circular economy, have been adopted and may continue to be introduced in various states and other jurisdictions. For example, the European Union Corporate Sustainability Reporting Directive became effective in 2023 and applies to both EU and non-EU entities. In October 2023, California adopted new carbon and climate-related reporting requirements for large public and private companies doing business in the state. Further, the SEC is expected to finalize a climate change disclosure proposal in 2024. As the nature, scope, and complexity of ESG reporting, diligence and disclosure requirements expand, significant effort and expenses could be required to comply with the evolving requirements. As our disclosure obligations increase, third parties may make claims or bring litigation relating to those disclosures which may be costly.
We are subject to governmental export and import controls and economic sanctions laws that could subject us to liability and impair our ability to compete in international markets.
The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the import or export of some technologies and products. The U.S. Department of the Treasury’s Office of Foreign Assets Control, the Department of Commerce’s Bureau of Industry and Security, and U.S. Customs and Border Protection administer regulations that restrict U.S. persons in conducting certain export and import activities, as well as conducting business with or in certain countries, governments, entities, and individuals. Our activities and products are consequently subject to United States import, economic sanctions and export control laws, and exports and imports of our products must be made in compliance with such laws, which are complex and continuously changing. Furthermore, United States export control laws and economic sanctions prohibit the provision of products and services to countries, governments, and persons, and for specified end uses, that are targeted by United States economic sanctions and export control laws. Even though we have established procedures designed to enable our compliance with United States sanctions and export control laws, and it is our policy not to do business with any countries or customers located in countries targeted by comprehensive U.S. economic sanctions, our products, including our firmware updates, could inadvertently be provided to targets of U.S. economic sanctions and export control laws, or could be provided by our customers to those targets. Any such provision, as well as any other activity or transaction contrary to U.S. economic sanctions and export control laws, could have negative consequences, including government investigations, denial of export privileges, penalties and reputational harm. Our failure to obtain required import or export approval for our products or activities could harm our international and domestic sales and adversely affect our business, revenue and results of operations.

We could also become subject to future enforcement action with respect to compliance with governmental export and import controls and economic sanctions laws that result in penalties, costs, and restrictions on export privileges that could have a material effect on our business and operating results.
Risks related to our need for additional capital
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
In the future, we may require additional capital to respond to business opportunities, challenges, acquisitions, or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional financing on favorable terms, or at all, due to among other things, general macroeconomic conditions, including changes in interest rates, market volatility, and inflation.
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
Since shares of our Class A common stock were sold in our initial public offering in July 2014 at a price of $24.00 per share, our closing stock price has ranged from $2.01 to $93.85 per share through December 31, 2023. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results, changes in our financial projections provided to the public or our failure to meet those projections, the public’s reaction to our press releases, other public announcements and filings with the SEC, significant transactions, or new features, products or services offered by us or our competitors, changes in our business lines and product lineup, changes in financial estimates and recommendations by securities analysts, media coverage of our business and financial performance, the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us, trends in our industry, any significant change in our management, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been subject to past shareholder class action lawsuits as well as derivative lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Note 9 Commitments, contingencies, and guarantees, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion on legal proceedings.

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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 68.0% of the voting power of our outstanding capital stock as of December 31, 2023 with Mr. Woodman, our Chairman and CEO, holding approximately 64.9% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
In addition, our restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult without the approval of our board of directors, limit attempts by our stockholders to replace or remove our current management, limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, limit the market price of our Class A common stock or otherwise adversely affect the rights of the holders of our Class A and Class B common stock. Our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (DGCL), our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.
Risks related to our indebtedness and capped call transactions
We have indebtedness in the form of convertible senior notes.
In November 2020, we completed an offering of $143.8 million aggregate principal amount of 1.25% convertible senior notes due 2025 (2025 Notes). In November 2023, we repurchased $50.0 million in aggregate principal amount of the 2025 Notes for $46.3 million in cash. As a result, we now have $93.8 million in aggregate principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in 2025.

Holders of the remaining 2025 Notes will have the right to require us to repurchase their 2025 Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the 2025 Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indentures for the 2025 Notes provide that we are required to repay amounts due under such indenture in the event that there is an event of default for the 2025 Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity of the 2025 Notes. There can be no assurance that we will be able to repay our indebtedness when due, or that we will be able to refinance our indebtedness, all or in part, on acceptable terms. In addition, our indebtedness could, among other things:
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
In addition, our ability to purchase the remaining 2025 Notes or repay prior to maturity any accelerated amounts under the 2025 Notes upon an event of default or pay cash upon conversion of the 2025 Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness outstanding at the time, including our credit facility. Our credit facility restricts our ability to repurchase the 2025 Notes for cash or repay prior to maturity any accelerated amounts under the 2025 Notes upon an event of default or pay cash upon conversion of the 2025 Notes, to the extent that on the date of such repurchase, repayment or conversion, as the case may be, we do not meet certain financial criteria set forth in the credit facility.
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
The conversion of some or all of the remaining 2025 Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the 2025 Notes. Any sales in the public market of the Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, the existence of the 2025 Notes may encourage short selling by market participants because the conversion of the 2025 Notes could be used to satisfy short positions, or anticipated conversion of the 2025 Notes into shares of our Class A common stock could depress our stock price.
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
Under current GAAP, effective January 1, 2022, the treasury stock method for convertible instruments has been eliminated and instead, the application of the “if-converted” method is required for the determination of diluted net income (loss) per share on a GAAP and non-GAAP basis. Under the if-converted method, diluted net income (loss) per share for GAAP and non-GAAP would generally be calculated assuming that all of the 2025 Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which would negatively affect diluted net income (loss) per share. The impact from the “if converted” method added approximately 10 million shares to the diluted share count after the partial repurchase of the 2025 Notes in November 2023. Under the if-converted method, some of the incremental dilution is offset as we are able to add back the after tax effected interest expense from the 2025 Notes, to the extent the result would not be anti-dilutive.
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
The United States, the European Commission, countries in the EU, Australia, and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing and continues to develop new proposals including allocating greater taxing rights to countries where customers are located and establishing a minimum tax on global income. A global consensus has been reached among approximately 138 countries, including the European Union and the OECD regarding a planned two-pillar approach to address tax challenges in the digital commerce era. The first pillar focuses on profit allocation and nexus, while the second pillar aims to establish a minimum global effective tax rate of 15%. The United States has not implemented Pillar Two legislation, but other OECD members including the EU, plan to do so with Pillar Two taking effect in 2024, which would likely affect U.S. and non-U.S. multinational enterprises with annual revenue in excess of certain thresholds (generally, 750 million euros per year over a testing period). These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes and cash flows.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in this Annual Report in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns, and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), the fair value of our convertible senior notes, and income taxes.

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
The security of personal data is of the utmost importance to GoPro and our customers, vendors, suppliers, and employees. As such, we have implemented industry-standard administrative, technical, and physical security measures to protect against the unauthorized access, destruction, or alteration of our confidential and proprietary information and customer and employee information.
Governance
Our Chief Information Security Officer (CISO) oversees our information security program and is responsible for leading and implementing, with a cross functional team, our cybersecurity strategy, policy, architecture, and risk management processes. Our CISO has over 30 years of experience in cybersecurity, serving as a Security Officer while in the United States Navy and CISO at Amgen and Warner Bros and in various other Cybersecurity roles at KPMG and Forrester.

The Audit Committee of our board of directors (Audit Committee) has oversight responsibility for our cybersecurity program and reviews with management the Company’s policies and procedures for identifying, assessing, managing, and monitoring information security and cybersecurity risks.
The CISO provides regular updates to the Audit Committee on cybersecurity and other risks relevant to our information technology environment, including developments in the cybersecurity space and evolving standards, the results of periodic exercises and response readiness assessments and we adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews. Our cybersecurity program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the Audit Committee.
Risk Management and Strategy
Our periodic assessment and testing of policies, standards, processes and practices that are designed to address cybersecurity threats and incidents include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness.
We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. We regularly train all employees on cybersecurity risks, such as phishing attacks, and employees are required to acknowledge our cybersecurity policy annually through our Code of Conduct.
Risks from Cybersecurity Threats
No previous cybersecurity incidents have materially affected us, including our business strategy, results of operations or financial condition. Future cybersecurity threats or incidents may materially affect our business strategy, results of operations or financial condition.
Item 2. Properties
As of December 31, 2023, we leased office facilities around the world totaling approximately 280,000 square feet, including approximately 196,000 square feet for our corporate headquarters in San Mateo, California. All of our properties are currently leased. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable, commercially reasonable terms. See Note 9 Commitments, contingencies, and guarantees, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3. Legal Proceedings
Refer to Legal proceedings and investigations included in Part II, Item 8, Note 9 Commitments, contingencies, and guarantees, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information. Our Class A common stock is listed on The Nasdaq Global Select Market under the symbol “GPRO.” Our Class B common stock is not listed or traded on any stock exchange.
Holders. As of January 31, 2024, there were 310 holders of record of our Class A common stock and 24 holders of record of our Class B common stock.
Dividends. We have not declared or paid any cash dividends on our capital stock and do not currently intend to pay any cash dividends on our Class A or Class B common stock in the foreseeable future.
Performance graph. The graph below compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the S&P 500 Consumer Durables Index. The graph assumes $100 was invested (with reinvestment of all dividends, as applicable) at the close of market on December 31, 2018 in the Class A common stock of GoPro, Inc., the S&P 500 Index and the S&P 500 Consumer Durables Index, and its relative performance is tracked through December 31, 2023. Note that historic stock price performance is not intended to be indicative of future stock price performance.

Comparison of 60 month cumulative total return
Among GoPro, Inc., S&P 500 Index and S&P 500 Consumer Durable Index
$300
$250
$200
$150
$100
$50
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
GoPro
S&P 500
S&P 500 Consumer Durable Index

Sales of unregistered securities. During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended.
Issuer purchases of equity securities.
Share repurchase activity for our Class A and Class B common stock during the three months ended December 31, 2023 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Repurchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (1)
October 1- 31, 2023	—	$—	—	$70,382
November 1 - 30, 2023	2,830	$3.53	2,830	$60,382
December 1 - 31, 2023	—	$—	—	$60,382
Total	2,830		2,830
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
•Results of Operations. Analysis of our financial results comparing 2023 to 2022 is presented below. An analysis of our financial results comparing 2022 to 2021 can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 10, 2023, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at https://investor.gopro.com.
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
Overview
GoPro helps the world capture and share itself in immersive and exciting ways. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. When consumers use our products and services, they often generate and share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new cameras, accessories, lifestyle gear, and software and subscription offerings. We believe new camera features drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Our investments in image stabilization, mobile and desktop app editing and sharing solutions, modular accessories, auto-upload capabilities, local language user-interfaces and voice recognition in more than 12 languages drive the expansion of our global market.
In September 2023, we began shipping our HERO12 Black flagship camera that includes our GP2 processor, HyperSmooth 6.0 image stabilization, high dynamic range (HDR) photos and videos in 5.3K at 60 frames per second (FPS) and 4K at 60 FPS, and wireless audio support for Apple AirPods and other Bluetooth devices. HyperSmooth 6.0 image stabilization features improved AutoBoost, which analyzes up to 4x more data compared to HyperSmooth 5.0 while supporting 360-degree Horizon Lock. The HERO12 Black also includes 10-bit color video at up to 5.3K video at 60 FPS, 27-megapixel photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and HyperView, which allows for a 16:9 field of view. The HERO12 Black also includes the Enduro Battery, which improves the camera performance in both cold and moderate temperatures, a front-facing and rear touch display, TimeWarp 3.0, a Timecode Sync feature, and a Night Effects Time Lapse feature. We also began shipping our Max Lens Mod 2.0 for HERO12 Black, which features an ultra wide-angle digital lens for 4K video at 60 FPS, Max HyperSmooth in all video modes, and Horizon Lock for all digital lenses. Additionally, we began

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
shipping our HERO12 Black Creator Edition, which combines the HERO12 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.
Our HERO12 Black, HERO12 Black Creator Edition, HERO11 Black, HERO11 Black Mini, HERO11 Black Creator Edition, HERO10 Black, HERO10 Black Creator Edition, HERO9 Black, and MAX cameras are compatible with our ecosystem of mountable and wearable accessories.
We offer our Premium subscription, which includes unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 25 gigabytes (GB) of non-GoPro content, the delivery of highlight videos automatically via our mobile app when GoPro camera footage is uploaded to the user’s GoPro cloud account using Auto Upload. Our Premium subscription also offers access to our Quik desktop app for macOS, launched in February 2024. Our Quik desktop app brings the speed and convenience of the Quik mobile app to desktop users, but with an expanded list of features and capabilities that take advantage of a desktop computer’s processing power and screen size. Our Premium subscription also provides access to a high-quality live streaming service on GoPro.com, as well as discounts on GoPro cameras, gear, mounts and accessories. Additionally, in February 2024, we launched our Premium+ subscription which includes cloud storage up to 500 GB of non-GoPro content, HyperSmooth Pro and all of the same features included in the Premium subscription.
In addition to the Premium+ and Premium subscriptions, we offer our Quik subscription which makes it easy for users to get the most out of their favorite photos and videos, captured on any phone or camera, using our Quik mobile app’s editing tools. These editing tools include features such as trim, color, crop, filtering, auto-sync of edits to music, and the ability to change video speed. We believe the Quik subscription is an important offering in expanding our total addressable market to those who may not own a GoPro camera.
We continue to monitor the current evolving macroeconomic landscape. Inflation, fluctuating interest rates, and recession concerns places increasing pressure on many areas of our business, including product pricing, operating expenses, component pricing and consumer spending. In the past, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively impacted. See Item 1A. Risk Factors for further discussion of the possible impact of evolving macroeconomic conditions on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts and make strategic decisions.

(units and dollars in thousands, except per share amounts)	Q4 2023	Q4 2022	% Change	FY 2023	FY 2022	% Change
Revenue	$295,420	$321,021	(8)%	$1,005,459	$1,093,541	(8)%
Camera units shipped (1)	895	850	5%	2,984	2,810	6%
Gross margin (2)	34.2%	32.5%	170	bps	32.2%	37.2%	(500)	bps
Operating expenses	$110,463	$102,596	8%	$399,036	$367,873	8%
Net income (loss)	$(2,418)	$3,073	(179)%	$(53,183)	$28,847	(284)%
Diluted net income (loss) per share	$(0.02)	$0.02	(200)%	$(0.35)	$0.18	(294)%
Cash provided by (used in) operations	$43,729	$25,562	71%	$(32,863)	$5,747	(672)%

Other financial information:
Adjusted EBITDA (3)	$3,267	$22,014	(85)%	$(27,317)	$94,754	(129)%
Non-GAAP net income (loss) (4)	$2,424	$21,090	(89)%	$(31,135)	$80,923	(138)%
Non-GAAP diluted net income (loss) per share	$0.02	$0.12	(83)%	$(0.20)	$0.47	(143)%
(1)     Represents the number of camera units that are shipped during a reporting period, net of any returns.
(2)    One basis point (bps) is equal to 1/100th of 1%.
(3)     We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of provision for income taxes, interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, (gain) loss on extinguishment of debt, and restructuring and other costs, including right-of-use asset impairment charges.
(4)    We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges (if applicable), non-cash interest expense, gain on sale and license of intellectual property, (gain) loss on extinguishment of debt, and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.
Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures are presented under Non-GAAP Financial Measures.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Full Year and Fourth Quarter 2023 financial performance
Revenue in the full year of 2023 was $1.0 billion, or an 8.1% decrease from the prior year period, primarily driven by the impact of our decision to reduce the manufacturer’s suggested retail price (MSRP) across our camera lineup in May 2023, and a shift in camera revenue mix to lower price tiers as we began offering entry-level cameras at a sub-$300 price point for the first time since 2019. This decrease in revenue was partially offset by growth in our subscription and service revenue of 18.4%, and camera units grew 6.2% year-over-year to 3.0 million. The current entry-level cameras are our lowest margin products and are expected to remain low margin until we are able to replace them with a more cost-effective solution, which is planned for the second quarter of 2024. The reduction in MSRPs across our camera lineup in May and September 2023 resulted in a price protection charge of $36.5 million for the year ended December 31, 2023, which was based on estimated channel inventory levels as of the price drop date. As a result of these changes during 2023, our average selling price decreased 13.4% year-over-year to $337 and our camera revenue mix from cameras with an MSRP equal to or greater than $400 was 77% compared to 90% in 2022. Average selling price is defined as total reported revenue divided by camera units shipped. Retail revenue represented 70.0% and 62.4% of total revenue for the full year of 2023 and 2022, respectively. The shift towards our retail channel reflects results of our refreshed go-to-market strategy to rebuild our retail presence and to drive retail consumers to our subscription offerings via our mobile app and GoPro.com. GoPro.com revenue represented 30.0% and 37.6% of total revenue for the full year of 2023 and 2022, respectively. Subscription and service revenue, which is included in the GoPro.com channel, increased 18.4% year-over-year to $97.5 million. We had 2.5 million GoPro subscribers as of December 31, 2023, an 11.5% increase year-over-year. Our overall subscription attach rate from both sales on GoPro.com and from post-camera purchases at retail was 42% for the full year of 2023. Our annual subscriber retention rate for first year and second year renewals was in a range of 60% to 65%, and 70% to 75%, respectively. In addition, our annual subscriber retention rate for the third-year renewal improved to more than 80%. Our gross margin percentage for the full year of 2023 was 32.2%, down from 37.2% in the full year of 2022. Net loss for the full year of 2023 was $53.2 million compared to net income of $28.8 million in the same period in 2022. Adjusted EBITDA for the full year of 2023 was negative $27.3 million, compared to positive $94.8 million for the same period in 2022.
Revenue for the fourth quarter of 2023 was $295.4 million, which represented an 8.0% decrease from the same period in 2022. The decrease was primarily driven by the impact of our decision to reduce the MSRP across our camera lineup in May 2023, partially offset by growth in our subscription and service revenue of 13.0%. As a result, our fourth quarter of 2023 average selling price decreased 12.6% year-over-year to $330, and our fourth quarter 2023 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 74% compared to 90% for the same period in 2022. These factors were partially offset by a 5.3% year-over-year increase in units shipped in the fourth quarter to 895 thousand. Retail revenue was $228.0 million in the fourth quarter of 2023 and represented 77.2% and 60.1% of total revenue for the fourth quarter of 2023 and 2022, respectively. GoPro.com revenue was $67.4 million in the fourth quarter of 2023 and represented 22.8% of total revenue, compared to 39.9% of total revenue for the same period in 2022. Subscription and service revenue, which is included in the GoPro.com channel, was $25.1 million in the fourth quarter of 2023, or a 13.0% increase year-over-year. Our overall subscription attach rate from both sales on GoPro.com and from post-camera purchases at retail was 29% in the fourth quarter of 2023 was primarily driven by post-camera purchases at retail as we discontinued subscription-related camera discounts at the time of purchase on GoPro.com in May 2023. Our gross margin percentage for the fourth quarter of 2023 was 34.2%, up from 32.5% in the fourth quarter of 2022 as a result of reduced restructuring costs, reduced operating and component costs, and an increase in subscription and service revenue. Net loss for the fourth quarter of 2023 was $2.4 million compared to net income of $3.1 million in the same period in 2022. Adjusted EBITDA for the fourth quarter of 2023 was $3.3 million, compared to $22.0 million for the same period in 2022.
Our overall subscription attach rate from camera purchases through both GoPro.com and at retail represents the number of new GoPro subscribers in the period over the corresponding number of estimated camera units sold through both GoPro.com and retail channels. Our annual GoPro subscriber retention rate represents the number of annual subscribers that renewed their subscription in the period over the number of annual GoPro subscribers with renewal dates in the same period.

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
Driving profitability through improved efficiency, lower costs, and better execution. We incurred an operating loss in 2023, although we have previously generated operating income for the full years of 2022 and 2021, and continue to make strategic decisions to drive volume, growth, and profitability in our business. Despite the operating loss in 2023, our 2022 and prior years restructuring actions, along with continued effective cost management, have enabled us to scale our on-going operating expenses based on our growth strategies, resulting in an efficient global organization that has allowed for improved communication and alignment among our functional teams. We remain focused on increasing unit sales volume and subscribers, and will continue our focus to grow and cultivate the partnerships with our distributors and retailers to rebuild our retail channel. In executing our strategy to rebuild our retail presence, our expectation is that sales from our retail channel will continue to increase relative to sales on GoPro.com. We have grown our subscribers and subscription and service revenue over the past several years and continue to make strategic decisions to enhance our subscription offerings, grow subscribers, and increase subscription and service revenue.
If we are unable to generate adequate unit sales and revenue growth as a result of the strategic price move, successfully increase retail sales, grow subscribers and subscription and service revenue, continue to effectively manage our expenses, and navigate the volatile macroeconomic environment (including fluctuating interest rates and currency exchange rates, and recession concerns), we may incur significant losses in the future and may not be able to return to profitability.
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
Our profitability also depends on the continued success of our subscription and service offerings. If we are not successful in maintaining our product sales, and subscription and service offerings, increasing our paid subscriber base through GoPro.com, retail mobile app attach, and retail desktop app attach, and improving subscriber retention, we may not be able to return to profitably and we may not recognize benefits from our investment in new areas.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Marketing the improved GoPro experience. We intend to focus our marketing resources on highlighting our camera features, subscription and service benefits, and further improve brand recognition. Historically, our growth has largely been fueled by the adoption of our products by people looking to self-capture images of themselves participating in exciting physical activities. Our goal of returning to profitability depends on continuing to reach, expand and re-engage with this core user base in alignment with our strategic priorities. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
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
Macroeconomic risks. Macroeconomic conditions affecting the level of consumer spending include market volatility and fluctuations in foreign exchange rates, inflation, and interest rates. Some product costs have become subject to inflationary pressure, and we may not be able to fully offset such higher costs through price increases. Our inability or failure to adjust pricing could harm our business, financial condition, and operating results.

Components of our Results of Operations
Revenue. Our revenue is primarily comprised of product sales, and subscription and service offerings, net of returns and sales incentives. Product revenue is derived from the sale of our cameras and accessories directly to retailers, through our network of domestic and international distributors, and on GoPro.com. Subscription and service revenue is primarily derived from the sale of our Premium and Quik subscriptions on GoPro.com, and the Quik mobile app. See Critical Accounting Policies and Estimates and Note 1 Summary of business and significant accounting policies, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for information regarding revenue recognition.
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
Research and development. Our research and development expense consists primarily of personnel-related costs, including salaries, stock-based compensation, and employee benefits. Research and development expense also includes consulting and outside professional services costs, materials, and allocated facilities, restructuring, depreciation and other supporting overhead expenses associated with the development of our product and service offerings.
Sales and marketing. Our sales and marketing expense consists primarily of advertising and marketing promotions of our products and services, and personnel-related costs, including salaries, stock-based compensation, and employee benefits. Sales and marketing expense also includes point of purchase (POP) display expenses and related amortization, sales commissions, GoPro.com and subscription provider fees, trade show and event costs, sponsorship costs, consulting and contractor expenses, and allocated facilities, restructuring, depreciation, and other supporting overhead expenses.
General and administrative. Our general and administrative expense consists primarily of personnel-related costs, including salaries, stock-based compensation and employee benefits for our finance, legal, human resources, information technology and administrative personnel. General and administrative expense also includes professional service costs related to accounting, tax, and legal services, and allocated facilities, restructuring, depreciation, and other supporting overhead expenses.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Year ended December 31,
(dollars in thousands)	2023		2022		2021
Revenue	$1,005,459	100%	$1,093,541	100%	$1,161,084	100%
Cost of revenue	681,886	68	686,713	63	683,979	59
Gross profit	323,573	32	406,828	37	477,105	41
Operating expenses:
Research and development	165,688	17	139,885	13	141,494	12
Sales and marketing	169,578	17	166,967	15	156,694	13
General and administrative	63,770	6	61,021	5	65,701	6
Total operating expenses	399,036	40	367,873	33	363,889	31
Operating income (loss)	(75,463)	(8)	38,955	4	113,216	10
Other income (expense):
Interest expense	(4,699)	—	(6,242)	(1)	(22,940)	(2)
Other income (expense), net	12,429	1	1,740	—	(176)	—
Total other income (expense), net	7,730	1	(4,502)	(1)	(23,116)	(2)
Income (loss) before income taxes	(67,733)	(7)	34,453	3	90,100	8
Income tax expense (benefit)	(14,550)	(1)	5,606	1	(281,071)	(24)
Net income (loss)	$(53,183)	(6)%	$28,847	2%	$371,171	32%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Year ended December 31,			2023 vs 2022	2022 vs 2021
	2023	2022	2021	% Change	% Change
Camera units shipped	2,984	2,810	3,145	6%	(11)%

Average selling price	$337	$389	$369	(13)	5

Retail	$704,217	$682,799	$769,019	3	(11)
Percentage of revenue	70.0%	62.4%	66.2%
GoPro.com	$301,242	$410,742	$392,065	(27)	5
Percentage of revenue	30.0%	37.6%	33.8%
Total revenue	$1,005,459	$1,093,541	$1,161,084	(8)%	(6)%

Americas	$469,675	$521,270	$607,534	(10)%	(14)%
Percentage of revenue	46.7%	47.7%	52.3%
Europe, Middle East and Africa (EMEA)	$290,814	$300,870	$305,654	(3)	(2)
Percentage of revenue	28.9%	27.5%	26.3%
Asia and Pacific (APAC)	$244,970	$271,401	$247,896	(10)	9
Percentage of revenue	24.4%	24.8%	21.4%
Total revenue	$1,005,459	$1,093,541	$1,161,084	(8)%	(6)%
2023 Compared to 2022. Revenue for the full year of 2023 was $1.0 billion, or an 8.1% decrease from the prior year period, primarily driven by the impact of our decision to reduce the MSRP across our camera lineup in May 2023, and a shift in camera revenue mix to lower price tiers as we began offering entry-level cameras at a sub-$300 price point for the first time since 2019. This decrease in revenue was partially offset by growth in our subscription and service revenue of 18.4%, and camera units grew 6.2% year-over-year to 3.0 million. The current entry-level cameras are our lowest margin products and are expected to remain low margin until we are able to replace them with a more cost-effective solution, which is planned for the second quarter of 2024. The reduction in MSRPs across our camera lineup in May and September 2023 resulted in a price protection charge of $36.5 million for the year ended December 31, 2023, which was based on estimated channel inventory levels as of the price drop date. As a result of these changes during 2023, our average selling price decreased 13.4% year-over-year to $337 and our camera revenue mix from cameras with an MSRP equal to or greater than $400 was 77% compared to 90% in 2022. Retail revenue represented 70.0% and 62.4% of total revenue for the full year of 2023 and 2022, respectively. The shift towards our retail channel reflects results of our refreshed go-to-market strategy to rebuild our retail presence and to drive retail consumers to our subscription offerings via our mobile app and GoPro.com. GoPro.com revenue represented 30.0% and 37.6% of total revenue for the full year of 2023 and 2022, respectively. Subscription and service revenue, which is included in the GoPro.com channel, increased 18.4% year-over-year to $97.5 million. We had 2.5 million GoPro subscribers as of December 31, 2023, an 11.5% increase year-over-year.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cost of revenue and gross margin

	Year ended December 31,			2023 vs 2022	2022 vs 2021
(dollars in thousands)	2023	2022	2021	% Change	% Change
Cost of revenue	$680,021	$676,771	$680,963	—%	(1)%
Stock-based compensation	1,955	1,805	1,794	8	1
Acquisition-related costs	—	47	1,152	(100)	(96)
Restructuring costs	(90)	8,090	70	(101)	11,457
Total cost of revenue	$681,886	$686,713	$683,979	(1)%	—%
Gross margin	32.2%	37.2%	41.1%	(500) bps	(390) bps
2023 Compared to 2022. Gross margin of 32.2% for the full year of 2023 decreased from 37.2% in the prior year period, or 500 bps, primarily due to the impact of our pricing decision to reduce the MSRP across our camera lineup (800 bps), which includes total price protection charges of $36.7 million, an increase in the sale of entry-level price point cameras which carry lower margins compared to our higher priced cameras, and an increase to our retail sales channel mix which generate lower margins compared to our GoPro.com channel. Gross margin was also negatively impacted by the effect of foreign currencies (60 bps), partially offset by lower operating and component costs of 200 bps, increased margin contribution from subscriptions of 90 bps, and by decreased restructuring costs of 70 bps.
Research and development

	Year ended December 31,			2023 vs 2022	2022 vs 2021
(dollars in thousands)	2023	2022	2021	% Change	% Change
Research and development	$145,939	$122,420	$123,631	19%	(1)%
Stock-based compensation	19,062	17,221	17,263	11	—
Restructuring costs	687	244	600	182	(59)
Total research and development	$165,688	$139,885	$141,494	18%	(1)%
Percentage of revenue	17.0%	12.8%	12.2%
2023 Compared to 2022. The year-over-year increase of $25.8 million, or 18%, in total research and development expense for the full year of 2023 compared to the prior year period was primarily driven by a $14.0 million increase in cash based personnel-related costs, an $8.0 million increase in development work primarily on our next generation system-on-chip, a $1.8 million increase in stock-based compensation expense, a $1.3 million increase in travel related expenses, and a $0.7 million increase in allocated facilities, depreciation, and supporting overhead expenses.
Sales and marketing

	Year ended December 31,			2023 vs 2022	2022 vs 2021
(dollars in thousands)	2023	2022	2021	% Change	% Change
Sales and marketing	$160,712	$158,657	$148,288	1%	7%
Stock-based compensation	8,736	8,173	8,045	7	2
Restructuring costs	130	137	361	(5)	(62)
Total sales and marketing	$169,578	$166,967	$156,694	2%	7%
Percentage of revenue	16.9%	15.3%	13.5%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
2023 Compared to 2022. The year-over-year increase of $2.6 million, or 2%, in total sales and marketing expense for the full year of 2023 compared to the prior year period was primarily driven by a $2.0 million increase in cash based personnel-related costs, a $1.7 million increase in advertising and marketing expenses primarily attributable to online campaigns, activation events and sponsorships, a $1.0 million increase in travel related expenses, and a $0.6 million increase in stock-based compensation expense, partially offset by a $2.7 million decrease in allocated facilities, depreciation, and supporting overhead expenses.
General and administrative

	Year ended December 31,			2023 vs 2022	2022 vs 2021
(dollars in thousands)	2023	2022	2021	% Change	% Change
General and administrative	$51,211	$49,152	$53,958	4%	(9)%
Stock-based compensation	11,726	11,792	11,548	(1)	2
Acquisition-related costs	822	—	—	100	—
Restructuring costs	11	77	195	(86)	(61)
Total general and administrative	$63,770	$61,021	$65,701	5%	(7)%
Percentage of revenue	6.3%	5.4%	5.7%
2023 Compared to 2022. The year-over-year increase of $2.7 million, or 5%, in total general and administrative expense for the full year of 2023 compared to the prior year period was primarily driven by a $2.0 million increase in consulting and professional services, a $0.8 million increase in cash based personnel-related costs, a $0.8 million increase in acquisition-related costs, and a $0.3 million increase in bad debt expense, partially offset by a $1.3 million decrease in allocated facilities, depreciation, and supporting overhead expenses.
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
See Note 11 Restructuring charges, to the Notes to Consolidated Financial Statements.
Other income (expense)

	Year ended December 31,			2023 vs 2022	2022 vs 2021
(dollars in thousands)	2023	2022	2021	% Change	% Change
Interest expense	$(4,699)	$(6,242)	$(22,940)	(25)%	(73)%
Other income (expense), net	12,429	1,740	(176)	614	(1,089)
Total other income (expense), net	$7,730	$(4,502)	$(23,116)	(272)%	(81)%
2023 Compared to 2022. Total other income (expense), net was income of $7.7 million for the full year of 2023 compared to an expense of $4.5 million for the same prior year period. The year-over-year change of $12.2 million was primarily due to higher available yields on our cash and marketable securities resulting in an increase in interest income of $6.8 million, a $3.1 million gain on the partial extinguishment of our 2025 Notes in November 2023, a $1.5 million decrease in cash interest expense as our 2022 Notes matured and were paid in the second quarter of 2022, and a $0.7 million increase in net foreign exchange rate-based gains.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income taxes

	Year ended December 31,			2023 vs 2022	2022 vs 2021
(dollars in thousands)	2023	2022	2021	% Change	% Change
Income tax expense (benefit)	$(14,550)	$5,606	$(281,071)	(360)%	(102)%
2023 Compared to 2022. We recorded an income tax benefit of $14.6 million for the year ended December 31, 2023, on pre-tax net loss of $67.7 million. Our income tax benefit for the year ended December 31, 2023 primarily resulted from a tax benefit on pre-tax book loss, and the federal and California research and development credits, partially offset by the nondeductible equity tax expense from stock-based compensation, and the impact of foreign operation, net of the release of a portion of our uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions.
Our 2022 income tax expense of $5.6 million primarily resulted from a tax expense on pre-tax book income, partially offset by income tax benefits from stock-based compensation, federal and California research and development credits, and an income tax benefit related to the foreign provision to income tax return adjustments.
See Note 8 Income taxes, to the Notes to Consolidated Financial Statements for additional information.

Quarterly results of operations
The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarterly periods in the two-year period ended December 31, 2023.

	Three months ended
(dollars in thousands, except per share amounts)	Dec. 31, 2023	Sept. 30, 2023	June 30, 2023	March 31, 2023	Dec. 31, 2022	Sept. 30, 2022	June 30, 2022	March 31, 2022
Revenue	$295,420	$294,299	$241,020	$174,720	$321,021	$305,130	$250,685	$216,705
Gross profit	101,095	94,204	75,772	52,502	104,303	116,045	96,004	90,476
Operating expenses	110,463	97,991	98,266	92,316	102,596	91,614	91,349	82,314
Net income (loss)	$(2,418)	$(3,684)	$(17,212)	$(29,869)	$3,073	$17,570	$2,519	$5,685

Net income (loss) per share:
Basic	$(0.02)	$(0.02)	$(0.11)	$(0.19)	$0.02	$0.11	$0.02	$0.04
Diluted	$(0.02)	$(0.02)	$(0.11)	$(0.19)	$0.02	$0.10	$0.02	$0.04

Liquidity and Capital Resources
The following table presents selected financial information as of December 31, 2023 and 2022:

(dollars in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$222,708	$223,735
Marketable securities	23,867	143,602
Total cash, cash equivalents and marketable securities	$246,575	$367,337
Percentage of total assets	25%	34%
Our primary source of cash is receipts from sales of our products, and subscription and service. Other sources of cash are from proceeds from the issuance of convertible notes, employee participation in the employee stock purchase plan, the exercise of employee stock options, and facility subleases. Our primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing, office rent, purchases of property and equipment, other costs of revenue, share repurchases, repurchases of convertible notes, interest, and taxes.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Our liquidity position has been historically impacted by seasonality, which is primarily driven by higher revenues during the second half of the year as compared to the first half. For example, net cash provided by operating activities during the second half of 2023 was $42.1 million, compared to cash used by operating activities of $75.0 million during the first half of 2023.
As of December 31, 2023, our cash, cash equivalents, and marketable securities totaled $246.6 million. Our cash, net of the outstanding principal balance of the 2025 Notes, as of December 31, 2023, was $152.8 million. The overall cash used in operating activities of $32.9 million for the full year of 2023 was primarily attributable to a net loss of $53.2 million and net cash outflows from changes in our working capital of $6.8 million, and a deferred income tax benefit of $17.9 million, partially offset by net cash inflows from other non-cash expenses of $45.0 million. Working capital changes for the full year of 2023 of $6.8 million were the result of an increase in accounts receivable of $14.5 million, an increase in prepaid expenses and other assets of $7.6 million, a decrease in accounts payable and other liabilities of $4.2 million, and a decrease in deferred revenue of $1.3 million, partially offset by a decrease in inventory of $20.9 million. As of December 31, 2023, $12.8 million of cash was held by our foreign subsidiaries.
Convertible Notes
In November 2020, we issued $143.8 million aggregate principal amount of 2025 Notes in a private placement to purchasers for resale to qualified institutional buyers. In November 2023, we repurchased $50.0 million in aggregate principal amount of the 2025 Notes, reducing the amount owed on the 2025 Notes to $93.8 million. The 2025 Notes mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. The 2025 Notes are convertible into cash, shares of the Class A common stock, or a combination thereof, at our election, at an initial conversion rate of 107.1984 shares of common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $9.3285 per share of common stock, subject to adjustment. We pay interest on the 2025 Notes semi-annually, which is due on May 15 and November 15 of each year.
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
As market and financial conditions warrant, we may, from time to time, repurchase our outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.
The following table summarizes our contractual obligations related to the 2025 Convertible Notes as of December 31, 2023, and the expected timing of those payments:

(in thousands)	Total	Next 12 Months	Beyond 12 Months
Short-term and Long-term debt (1)	$96,081	$1,159	$94,922
Total contractual cash obligations	$96,081	$1,159	$94,922
(1) Our convertible senior notes are due in November 2025. The balances include accrued and unpaid interest as of December 31, 2023. Refer to Note 4 Financing arrangements in the Notes to Consolidated Financial Statements for additional discussion regarding the 2025 Notes.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other Contractual Commitments
In the ordinary course of business, we enter into multi-year agreements to purchase sponsorships with event organizers, resorts, and athletes as part of our marketing efforts, software licenses related to our financial and IT systems, operating lease arrangements to support our operations in the U.S. and international locations, and various other contractual commitments. The following table summarizes our other contractual obligations as of December 31, 2023, and the expected timing of those payments:

(in thousands)	Total	Next 12 Months	Beyond 12 Months
Operating lease obligations (1)	$39,853	$12,488	$27,365
Other contractual commitments	50,996	36,045	14,951
Total contractual cash obligations	$90,849	$48,533	$42,316
(1)    Operating lease obligations exclude cash inflows from existing contractual facility subleases through the end of 2026.
See Note 9 Commitments, contingencies, and guarantees, for a discussion regarding facility leases and other contractual commitments in the Notes to Consolidated Financial Statements.
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
•The $93.8 million aggregate principal amount of the 2025 Notes matures on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. We intend to deliver cash up to the principal amount of the 2025 Notes, based on our current and projected liquidity levels.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands)	2023	2022	2021	% Change	% Change
Net cash provided by (used in):
Operating activities	$(32,863)	$5,747	$229,153	(672)%	(97)%
Investing activities	$121,902	$(8,388)	$(143,719)	(1,553)%	(94)%
Financing activities	$(90,382)	$(173,269)	$(9,889)	(48)%	1,652%
Cash flows from operating activities
Cash used in operating activities of $32.9 million for the year ended December 31, 2023 was primarily attributable to a net loss of $53.2 million, net cash outflows from changes in our working capital of $6.8 million, and a deferred income tax benefit of $17.9 million, partially offset by net cash inflows from other non-cash expenses of $45.0 million. Working capital changes for the year ended December 31, 2023 of $6.8 million were the result of an increase in accounts receivable of $14.5 million, an increase in prepaid expenses and other assets of $7.6 million, a decrease in accounts payable and other liabilities of $4.2 million, and a decrease in deferred revenue of $1.3 million, partially offset by a decrease in inventory of $20.9 million.
Cash flows from investing activities
Cash provided by investing activities of $121.9 million for the year ended December 31, 2023 was primarily attributable to maturities of marketable securities of $149.2 million, partially offset by purchases of marketable securities of $25.8 million and net purchases of property and equipment of $1.5 million.
Cash flows from financing activities
Cash used in financing activities of $90.4 million for the year ended December 31, 2023 was primarily attributable to the repurchase of $50.0 million in aggregate principal amount of the 2025 Notes in exchange for $46.3 million cash, repurchases of our outstanding common stock of $40.0 million and $8.0 million in tax payments for net restricted stock unit (RSU) settlements, partially offset by $3.9 million of cash inflows from stock purchases made through our employee stock purchase plan.
Indemnifications
The information set forth under Note 9 Commitments, contingencies, and guarantees in the Notes to Consolidated Financial Statements under the caption Indemnifications is incorporated herein by reference.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs, and expenses and the related disclosures. Note 1 Summary of business and significant accounting policies, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our board of directors.

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
For the sales of our hardware products, including related firmware and free software solutions, revenue is recognized at the time the product is shipped and when collection is considered probable. Subscription and service revenue is recognized primarily from our Premium and Quik subscription offerings sold on GoPro.com and the Quik mobile app, and is recognized ratably over the subscription term, with any payments received in advance of services being rendered recorded in deferred revenue. For customers who purchase products directly from GoPro.com, we retain a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs.
Our camera sales contain multiple performance obligations that can include the following four separate obligations: (i) a camera hardware component (which may be bundled with hardware accessories) and the embedded firmware essential to the functionality of the camera component delivered at the time of sale, (ii) a subscription and service, (iii) the implied right for the customer to receive post contract support after the initial sale (PCS), and (iv) the implicit right to our downloadable free apps and software solutions. PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email, chat, and telephone support. Judgment is required to properly identify the units of accounting for our camera sales arrangements.
For our camera sale arrangements with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell our products, and subscription and service. If a standalone selling price is not directly observable, then we estimate the standalone selling prices considering market conditions and entity-specific factors. For example, the standalone selling price for PCS is determined based on a cost-plus approach, which incorporates the level of support provided to customers, estimated costs to provide our support, and the amount of time and cost that is allocated to our efforts to develop the undelivered elements. While changes in the allocation of the transaction price among the performance obligations will not affect the amount of total revenue ultimately recognized for a particular camera sale arrangement, any significant change in these allocations could impact the timing of revenue recognition, which could have a material effect on our financial condition and results of operations.
Our standard terms and conditions for non-web-based sales do not allow for product returns other than under warranty. However, we grant limited rights to return product for certain large retailers. Estimates of expected future product returns are recognized at the time of sale based on analyses of historical return trends by customer class and other factors. An estimated return liability along with a right to recover assets are recorded for future product returns. Return trends are influenced by product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality, and other factors. Return rates may fluctuate over time, but are sufficiently predictable to allow us to estimate expected future product returns. Actual returns in any future period could differ from our estimates, which could impact the revenue that we report.
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
Inventory valuation
Inventory consists of finished goods and component parts, and is stated at the lower of cost or net realizable value on a first-in, first-out basis. Our inventory balances were $106.3 million and $127.1 million as of December 31, 2023 and 2022, respectively. Our assessment of market value requires the use of estimates

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including market conditions, an estimate of the future demand for our products within a specified time horizon (generally 12 months), product life cycle status, product development plans and current sales levels.
Income taxes
We are subject to income taxes in the United States and multiple foreign jurisdictions. Our effective tax rates differ from the United States federal statutory rate, primarily due to changes in our valuation allowance, the effect of non-United States operations, deductible and non-deductible stock-based compensation expense, state taxes, federal and state research and development tax credits and other adjustments. Our effective tax rate was 21.5%, 16.3%, and negative 312.0% in 2023, 2022, and 2021, respectively. The calculation of our provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits. We review our tax positions quarterly and adjust the balances as new information becomes available.
Each quarter, we assess the recoverability of our existing deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to use our existing deferred tax assets. In the assessment for the year ended December 31, 2021, we concluded it was more likely than not that our deferred tax assets related to future United States federal and state income taxes will be realizable, therefore, in 2021, the United States federal and state valuation allowances were released. For the period ending December 31, 2023, we continue to believe that it is more likely than not that our United States federal and state and foreign deferred tax assets will be realized and thus, a valuation allowance is not required on our deferred tax assets. We will continue assessing the realizability of the deferred tax assets in each applicable jurisdictions going forward.
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
Our future effective tax rates could be adversely affected if actual earnings are different than our estimates, by changes in the valuation of our deferred tax assets or liabilities, outcomes resulting from income tax examinations, or by changes or interpretations in tax laws, regulations, or accounting principles.
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

Long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 1 Summary of business and significant accounting policies, to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures
We report net income (loss) and diluted net income (loss) per share in accordance with United States generally accepted accounting principles (GAAP) and on a non-GAAP basis. We additionally report non-GAAP adjusted EBITDA. Revenue is presented on a constant currency basis to show performance unaffected by fluctuations in currency exchange rates. We calculate constant currency amounts by translating current period amounts at the prior period’s average exchange rate and compare that to current period performance. We use non-GAAP financial measures to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. Our management uses and believes that investors benefit from referring to these non-GAAP financial measures in assessing our operating results. These non-GAAP financial measures should not be considered in isolation from, or as an alternative to, the measures prepared in accordance with GAAP, and are not based on any comprehensive set of accounting rules or principles. We believe that these non-GAAP measures, when read in conjunction with our GAAP financials, provide useful information to investors by facilitating:
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
•adjusted EBITDA and non-GAAP net income (loss) excludes any gain or loss on the extinguishment of debt because it is not reflective of ongoing operating results in the period, and the frequency and amount of such gains and losses vary;
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
•GAAP and non-GAAP net income (loss) per share includes the dilutive, tax effected cash interest expense associated with our 2022 Notes and 2025 Notes in periods of net income, as if converted at the beginning of the period in connection with the adoption of ASU 2020-06 on January 1, 2022; and
•other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
The following tables present a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended December 31,
(in thousands)	December 31, 2023	December 31, 2022
Net income (loss)	$(2,418)	$3,073
Income tax benefit	(2,988)	(413)
Interest (income) expense, net	(707)	(486)
Depreciation and amortization	1,159	1,980
POP display amortization	734	490
Stock-based compensation	10,031	9,565
Gain on extinguishment of debt	(3,092)	—
Restructuring and other costs	548	7,805
Adjusted EBITDA	$3,267	$22,014

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year ended December 31,
(in thousands)	2023	2022	2021	2020	2019
Net income (loss)	$(53,183)	$28,847	$371,171	$(66,783)	$(14,642)
Income tax expense (benefit)	(14,550)	5,606	(281,071)	4,826	(4,428)
Interest (income) expense, net	(5,233)	3,131	22,678	19,993	17,872
Depreciation and amortization	6,160	8,570	10,962	19,065	26,268
POP display amortization	2,015	2,055	2,759	4,176	7,504
Stock-based compensation	41,479	38,991	38,650	29,963	37,188
(Gain) loss on extinguishment of debt	(3,092)	—	—	5,389	—
Restructuring and other costs	(913)	7,554	2,649	26,571	2,196
Adjusted EBITDA	$(27,317)	$94,754	$167,798	$43,200	$71,958
The following tables present a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended December 31,
(in thousands, except per share data)	2023	2022
Net income (loss)	$(2,418)	$3,073
Stock-based compensation	10,031	9,565
Acquisition-related costs	822	—
Restructuring and other costs	548	7,805
Gain on extinguishment of debt	(3,092)	—
Income tax adjustments	(3,467)	647
Non-GAAP net income (loss)	$2,424	$21,090

GAAP net income (loss) - basic	$(2,418)	$3,073
Add: Interest on convertible notes, tax effected	—	334
GAAP net income (loss) - diluted	$(2,418)	$3,407

Non-GAAP net income (loss) - basic	$2,424	$21,090
Add: Interest on convertible notes, tax effected	499	334
Non-GAAP net income (loss) - diluted	$2,923	$21,424

GAAP diluted net income (loss) per share	$(0.02)	$0.02
Non-GAAP diluted net income (loss) per share	$0.02	$0.12

GAAP shares for basic net income (loss) per share	151,078	155,340
Add: Effect of dilutive securities	—	16,784
GAAP shares for diluted net income (loss) per share	151,078	172,124
Add: Effect of non-GAAP only dilutive securities	13,541	—
Non-GAAP shares for diluted net income (loss) per share	164,619	172,124

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year ended December 31,
(in thousands)	2023	2022	2021	2020	2019
Net income (loss)	$(53,183)	$28,847	$371,171	$(66,783)	$(14,642)
Stock-based compensation	41,479	38,991	38,650	29,963	37,188
Acquisition-related costs	822	47	1,152	4,598	7,818
Restructuring and other costs	(913)	7,554	2,649	26,571	2,196
Non-cash interest expense	—	—	14,208	10,366	8,987
(Gain) loss on extinguishment of debt	(3,092)	—	—	5,389	—
Income tax adjustments	(16,248)	5,484	(281,762)	2,675	(6,292)
Non-GAAP net income (loss)	$(31,135)	$80,923	$146,068	$12,779	$35,255

GAAP net income (loss) - basic	$(53,183)	$28,847	$371,171	$(66,783)	$(14,642)
Add: Interest on convertible notes, tax effected*	—	3,055	—	—	—
GAAP net income (loss) - diluted	$(53,183)	$31,902	$371,171	$(66,783)	$(14,642)

Non-GAAP net income (loss) - basic	$(31,135)	$80,923	$146,068	$12,779	$35,255
Add: Interest on convertible notes, tax effected*	—	3,055	—	—	—
Non-GAAP net income (loss) - diluted	$(31,135)	$83,978	$146,068	$12,779	$35,255

GAAP diluted net income (loss) per share	$(0.35)	$0.18	$2.27	$(0.45)	$(0.10)
Non-GAAP diluted net income (loss) per share	$(0.20)	$0.47	$0.90	$0.08	$0.24

GAAP shares for basic net income (loss) per share	153,348	156,181	154,274	149,037	144,891
Add: Effect of dilutive securities	—	22,098	8,904	—	—
GAAP shares for diluted net income (loss) per share	153,348	178,279	163,178	149,037	144,891
Add: Effect of non-GAAP only dilutive securities	—	—	—	3,096	1,580
Non-GAAP shares for diluted net income (loss) per share	153,348	178,279	163,178	152,133	146,471
* Reflects the use of the if-converted method for our convertible notes, effective January 1, 2022 due to the adoption of ASU 2020-06.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com is denominated in U.S. dollars and various foreign currencies. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Australian dollar, Japanese yen, Chinese yuan. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GoPro, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GoPro, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 1 to the consolidated financial statements, substantially all revenue is derived from the sales of cameras, mounts, accessories, subscription and service, and implied post contract support to customers. The transaction price recognized as revenue represents the consideration the Company expects to be entitled to and is primarily comprised of product revenue, net of returns and variable consideration, which includes sales incentives provided to customers. The Company recognizes revenue from its sales arrangements when control of the promised goods or services are transferred to its customers, in an amount that reflects the amount of consideration expected to be received in exchange for the transferred goods or services. The Company's revenue was $1,005 million for the year ended December 31, 2023.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating certain revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) evaluating, on a sample basis, revenue transactions by obtaining and inspecting source documents, including sales orders, invoices, shipping and delivery documents, and cash receipts, where applicable; (iii) evaluating, on a sample basis, for certain revenue transactions, the timing of revenue recognition by obtaining and inspecting shipping and delivery documents; (iv) recalculating, on a sample basis, amortization of subscription revenue; (v) evaluating the reasonableness of variable consideration, on a sample basis, by testing credit memos during the year and testing the completeness and accuracy of the data used to determine the year end accrual; and (vi) testing, on a sample basis, outstanding customer invoice balances as of December 31, 2023 by obtaining and inspecting source documents, including sales orders, invoices, shipping and delivery documents, and subsequent cash receipts, where applicable.

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 9, 2024

We have served as the Company’s auditor since 2011.

GoPro, Inc.
Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$222,708	$223,735
Marketable securities	23,867	143,602
Accounts receivable, net	91,452	77,008
Inventory	106,266	127,131
Prepaid expenses and other current assets	38,298	34,551
Total current assets	482,591	606,027
Property and equipment, net	8,686	13,327
Operating lease right-of-use assets	18,729	21,819
Goodwill	146,459	146,459
Other long-term assets	311,486	289,293
Total assets	$967,951	$1,076,925

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,612	$91,648
Accrued expenses and other current liabilities	110,049	118,877
Short-term operating lease liabilities	10,520	9,553
Deferred revenue	55,913	55,850
Total current liabilities	279,094	275,928
Long-term taxes payable	11,199	9,536
Long-term debt	92,615	141,017
Long-term operating lease liabilities	25,527	33,446
Other long-term liabilities	3,670	5,439
Total liabilities	412,105	465,366

Commitments, contingencies and guarantees (Note 9)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 123,638 and 128,629 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	998,373	960,903
Treasury stock, at cost, 26,608 and 16,677 shares, respectively	(193,231)	(153,231)
Accumulated deficit	(249,296)	(196,113)
Total stockholders’ equity	555,846	611,559
Total liabilities and stockholders’ equity	$967,951	$1,076,925
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenue	$1,005,459	$1,093,541	$1,161,084
Cost of revenue	681,886	686,713	683,979
Gross profit	323,573	406,828	477,105
Operating expenses:
Research and development	165,688	139,885	141,494
Sales and marketing	169,578	166,967	156,694
General and administrative	63,770	61,021	65,701
Total operating expenses	399,036	367,873	363,889
Operating income (loss)	(75,463)	38,955	113,216
Other income (expense):
Interest expense	(4,699)	(6,242)	(22,940)
Other income (expense), net	12,429	1,740	(176)
Total other income (expense), net	7,730	(4,502)	(23,116)
Income (loss) before income taxes	(67,733)	34,453	90,100
Income tax expense (benefit)	(14,550)	5,606	(281,071)
Net income (loss)	$(53,183)	$28,847	$371,171

Net income (loss) per share:
Basic	$(0.35)	$0.18	$2.41
Diluted	$(0.35)	$0.18	$2.27

Shares used to compute net income (loss) per share:
Basic	153,348	156,181	154,274
Diluted	153,348	178,279	163,178
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Stockholders’ Equity

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2020	151,119	$980,147	$(113,613)	$(650,516)	$216,018
Common stock issued under employee benefit plans, net of shares withheld for tax	5,355	7,453	—	—	7,453
Taxes paid related to net share settlements	—	(17,379)	—	—	(17,379)
Stock-based compensation expense	—	38,651	—	—	38,651
Net income	—	—	—	371,171	371,171
Balances at December 31, 2021	156,474	$1,008,872	$(113,613)	$(279,345)	$615,914
Common stock issued under employee benefit plans, net of shares withheld for tax	4,381	4,681	—	—	4,681
Taxes paid related to net share settlements	—	(13,410)	—	—	(13,410)
Stock-based compensation expense	—	38,991	—	—	38,991
Repurchase of outstanding common stock	(5,967)	(1)	(39,618)	—	(39,619)
Cumulative effect of adoption of new accounting standard	—	(78,230)	—	54,385	(23,845)
Net income	—	—	—	28,847	28,847
Balances at December 31, 2022	154,888	$960,903	$(153,231)	$(196,113)	$611,559
Common stock issued under employee benefit plans, net of shares withheld for tax	4,940	3,999	—	—	3,999
Taxes paid related to net share settlements	—	(8,008)	—	—	(8,008)
Stock-based compensation expense (Note 6)	—	41,479	—	—	41,479
Repurchase of outstanding common stock	(9,931)	—	(40,000)		(40,000)
Net loss	—	—	—	(53,183)	(53,183)
Balances at December 31, 2023	149,897	$998,373	$(193,231)	$(249,296)	$555,846
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2023	2022	2021
Operating activities:
Net income (loss)	$(53,183)	$28,847	$371,171
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,160	8,570	10,962
Non-cash operating lease cost	3,090	5,501	4,240
Stock-based compensation	41,479	38,991	38,650
Deferred income taxes	(17,891)	2,710	(273,541)
Non-cash restructuring charges	—	228	(99)
Non-cash interest expense	—	—	14,208
Gain on extinguishment of debt	(3,092)	—	—
Other	(2,600)	1,022	2,243
Changes in operating assets and liabilities:
Accounts receivable, net	(14,478)	37,829	(8,142)
Inventory	20,865	(40,722)	11,505
Prepaid expenses and other assets	(7,649)	7,922	(17,513)
Accounts payable and other liabilities	(4,226)	(97,112)	56,262
Deferred revenue	(1,338)	11,961	19,207
Net cash provided by (used in) operating activities	(32,863)	5,747	229,153

Investing activities:
Purchases of property and equipment, net	(1,520)	(3,447)	(5,545)
Purchases of marketable securities	(25,782)	(165,590)	(146,515)
Maturities of marketable securities	149,204	160,649	8,341
Net cash provided by (used in) investing activities	121,902	(8,388)	(143,719)

Financing activities:
Proceeds from issuance of common stock	3,876	4,760	7,490
Taxes paid related to net share settlement of equity awards	(8,008)	(13,410)	(17,379)
Repurchase of outstanding common stock	(40,000)	(39,619)	—
Payment to partially repurchase 2025 convertible senior notes	(46,250)	—	—
Repayment of debt	—	(125,000)	—
Net cash used in financing activities	(90,382)	(173,269)	(9,889)

Effect of exchange rate changes on cash and cash equivalents	316	(1,442)	(2,112)
Net change in cash and cash equivalents	(1,027)	(177,352)	73,433
Cash and cash equivalents at beginning of period	223,735	401,087	327,654
Cash and cash equivalents at end of period	$222,708	$223,735	$401,087

Supplementary cash flow disclosure:
Cash paid for interest	$1,976	$4,258	$6,127
Cash paid (refunded) for income taxes, net	$(537)	$2,100	$810

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$214	$215	$587
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
Use of estimates. The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition and the allocation of the transaction price (including sales incentives, sales returns, and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), fair value of convertible senior notes, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the Consolidated Statements of Comprehensive Income (Loss) have been omitted.
Cash equivalents and marketable securities. Cash equivalents consist of investments in money market funds with maturities of three months or less from the date of purchase. Marketable securities consist of U.S. treasury securities, commercial paper, government securities and corporate debt securities, and are classified as available-for-sale securities. The Company views these securities as available to support current operations and has classified all available-for-sale securities as current assets. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included in stockholders’ equity. Unrealized gains and losses are charged against other income (expense), net, for declines in fair value below the cost of an individual investment that is deemed to be other than temporary. The Company has not identified any marketable securities as other-than-temporarily impaired for the periods presented. The cost of securities sold is based upon a specific identification method.
Accounts receivable. Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, age of the accounts receivable balances, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. The allowance for doubtful accounts as of December 31, 2023 and 2022, was $0.5 million and $0.4 million, respectively.

GoPro, Inc.
Notes to Consolidated Financial Statements
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

GoPro, Inc.
Notes to Consolidated Financial Statements
judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future, technology obsolescence, and the appropriated weighted-average cost of capital. Valuation approaches consistent with the market approach, income approach and/or cost approach are used to measure fair value.
Impairment of goodwill and long-lived assets. The Company performs an annual assessment of its goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of its single reporting unit is less than its carrying value. Based on the Company’s assessment as of December 31, 2023, and despite the reduction in the Company’s market capitalization during the second half of 2023, the Company did not record any impairment of goodwill for any periods presented. If the Company's market capitalization continues to decline or future performance varies from current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future impairment charge, which could have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company will continue to monitor developments, including updates to the Company’s financial forecasts and the Company’s market capitalization. Other indefinite-lived intangible assets are assessed for impairment at least annually. If their carrying value exceeds the estimated fair value, the difference is recorded as an impairment.
Long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. The Company did not record any impairment charges in 2023, 2022, or 2021.
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
Convertible Senior Notes. In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due April 15, 2022 (2022 Notes). In November 2020, the Company issued $143.8 million aggregate principal amount of 1.25% Convertible Senior Notes due November 15, 2025 (2025 Notes). Concurrently with the issuance of the 2025 Notes, the Company used a portion of the net proceeds to repurchase part of the 2022 Notes. The Company repaid the remaining principal amount of $125.0 million of the 2022 Notes and $2.2 million in interest on the 2022 Notes at maturity on April 15, 2022. In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes. This partial extinguishment of the 2025 Notes resulted in a gain of $3.1 million recognized in the fourth quarter of 2023. See Note 4 Financing arrangements for additional details.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This accounting standard update, which was adopted effective January 1, 2022, had a significant impact on the ongoing accounting of the 2022 and 2025 Convertible Senior Notes. Due to the adoption of this accounting standard update under the modified retrospective method, prior periods were not restated. Refer to Note 4 Financing arrangements section below for additional details on the adoption of this accounting standard update.
The Company accounts for its 2022 Notes and 2025 Notes in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company’s 2022 Notes and 2025 Notes have a net settlement feature and may be settled wholly or partially in cash upon conversion. Therefore, the Company calculates the potential dilutive effect of its

GoPro, Inc.
Notes to Consolidated Financial Statements
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
The Company’s camera sales contain multiple performance obligations that can include the following four separate obligations: (i) a camera hardware component (which may be bundled with hardware accessories) and the embedded firmware essential to the functionality of the camera component delivered at the time of sale, (ii) a subscription and service, (iii) the implied right for the customer to receive post contract support after the initial sale (PCS), and (iv) the implicit right to the Company’s downloadable free apps and software solutions. The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email, chat, and telephone support.
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
The Company’s subscription and service revenue is recognized primarily from its Premium and Quik subscription offerings and is recognized ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue. The Company launched a Premium+ subscription in February 2024, which includes cloud storage up to 500 gigabytes (GB) of non-GoPro content, HyperSmooth Pro, and the features included in the Premium subscription. The Company’s Premium subscription offers a range of services, including unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 25 GB of non-GoPro content, Quik desktop editing tools, which was launched in February 2024, highlight videos automatically delivered via the Company’s mobile app when GoPro camera footage is uploaded to a GoPro cloud account using Auto Upload, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, gear, mounts and accessories. The Company also offers the Quik subscription that provides access to a suite of simple single-clip and multi-clip editing tools.
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
Deferred revenue as of December 31, 2023 and 2022, includes amounts related to the Company’s subscriptions and PCS. The Company’s short-term and long-term deferred revenue balances totaled $59.1 million and $60.4 million as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023 and 2022, the Company recognized $57.2 million and $43.1 million of revenue that was included in the deferred revenue balance as of December 31, 2022 and 2021, respectively.
Sales incentives. The Company offers sales incentives through various programs, including cooperative advertising, price protection, marketing development funds, and other incentives. Sales incentives are considered to be variable consideration, which the Company estimates and records as a reduction to revenue at the date of sale. The Company estimates sales incentives based on historical experience, product sell-through, and other factors.
Shipping costs. Amounts billed to customers for shipping and handling are classified as revenue, and the Company’s related shipping and handling costs incurred are classified as cost of revenue.
Sales taxes. Sales taxes collected from customers and remitted to respective governmental authorities are recorded as liabilities and are not included in revenue.
Advertising costs. Advertising costs consist of costs associated with print, television, and e-commerce media advertisements and are expensed as incurred. The Company incurs promotional expenses resulting from payments under event, resort, and athlete sponsorship contracts. These sponsorship arrangements are considered to be executory contracts and, as such, the costs are expensed as performance under the contract is received. The costs associated with the preparation of sponsorship activities, including the supply of GoPro products, media team support, and activation fees are expensed as incurred. Prepayments made under sponsorship agreements are included in prepaid expenses or other long-term assets depending on the period to which the prepayment applies. Advertising costs were $44.1 million, $40.8 million, and $35.8 million in 2023, 2022, and 2021, respectively.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
Segment information. The Company operates as one operating segment as it only reports financial information on an aggregate and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker.
Recent accounting standards

Standard	Description	Company’s date of adoption	Effect on the consolidated financial statements or other significant matters
Standards not yet adopted
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ASU No. 2023-07
This standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an interim and annual basis. Additionally, this standard would require that a public entity that has a single reportable segment provide all the disclosures required by the standard and all existing segment disclosures in Topic 280. This standard is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The standard requires retrospective application.
		January 1, 2024	The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures.
Income Taxes (Topic 740): Improvements to Income Tax Disclosures ASU No. 2023-09
This standard requires reporting companies to break out income tax expense and a tax rate reconciliation in more detail. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard requires prospective transition with the option to apply retrospectively.
		January 1, 2025	The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures.
Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial statements.
2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	December 31, 2023			December 31, 2022
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$152,760	$—	$152,760	$138,394	$—	$138,394
Total cash equivalents	$152,760	$—	$152,760	$138,394	$—	$138,394
Marketable securities:
U.S. treasury securities	$—	$7,962	$7,962	$—	$14,716	$14,716
Commercial paper	—	7,942	7,942	—	87,436	87,436
Corporate debt securities	—	3,978	3,978	—	29,637	29,637
Government securities	—	3,985	3,985	—	11,813	11,813
Total marketable securities	$—	$23,867	$23,867	$—	$143,602	$143,602
(1)    Included in cash and cash equivalents in the accompanying Consolidated Balance Sheets. Cash balances were $69.9 million and $85.3 million as of December 31, 2023 and 2022, respectively.

GoPro, Inc.
Notes to Consolidated Financial Statements
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources and models utilizing market observable inputs to determine their fair value. The contractual maturities of available-for-sale marketable securities as of December 31, 2023 were all less than one year in duration. At December 31, 2023 and 2022, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
At December 31, 2023 and 2022, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 4 Financing arrangements). In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes. The estimated fair value of the 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the 2025 Notes was $82.3 million and $130.1 million as of December 31, 2023 and 2022, respectively. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the 2025 Notes.
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

3. Consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	December 31, 2023	December 31, 2022
Components	$20,311	$38,400
Finished goods	85,955	88,731
Total inventory	$106,266	$127,131

GoPro, Inc.
Notes to Consolidated Financial Statements
Property and equipment, net

(in thousands)	Useful life (in years)	December 31, 2023	December 31, 2022
Leasehold improvements	1–9	$23,818	$32,472
Production, engineering, and other equipment	4	38,574	46,475
Tooling	1–2	5,678	9,033
Computers and software	2	13,896	17,258
Furniture and office equipment	3	4,575	4,879
Tradeshow equipment and other	2–5	1,502	1,664
Construction in progress		83	59
Gross property and equipment		88,126	111,840
Less: Accumulated depreciation and amortization		(79,440)	(98,513)
Property and equipment, net		$8,686	$13,327
Depreciation expense was $6.2 million, $8.5 million, and $9.8 million in 2023, 2022, and 2021, respectively. In 2022, the Company recorded accelerated depreciation charges in connection with its plans to vacate certain manufacturing facilities as disclosed in Note 11 Restructuring charges.
Other long-term assets

(in thousands)	December 31, 2023	December 31, 2022
Long-term deferred tax assets	$296,984	$279,045
Deposits and other	8,233	8,435
Point of purchase (POP) displays	6,254	1,798
Intangible assets, net	15	15
Other long-term assets	$311,486	$289,293
Intangible assets are comprised of purchased technology, which had a useful life between 20-72 months, and an indefinite life asset. Amortization expense was zero, $0.1 million, and $1.2 million in 2023, 2022, and 2021, respectively. As of December 31, 2023, and 2022, all of the Company’s purchased technology intangible assets were fully amortized.
Amortization expense for POP displays was $2.0 million, $2.1 million, and $2.8 million in 2023, 2022, and 2021, respectively.
Accrued expenses and other current liabilities

(in thousands)	December 31, 2023	December 31, 2022
Accrued sales incentives	$42,752	$41,662
Accrued liabilities (1)	21,214	35,853
Employee related liabilities	18,969	11,261
Warranty liabilities	8,270	7,825
Return liability	6,389	6,002
Customer deposits	1,933	3,428
Inventory received	1,745	233
Purchase order commitments	899	782
Other	7,878	11,831
Accrued expenses and other current liabilities	$110,049	$118,877
(1)    See Note 11 Restructuring charges for amounts associated with restructuring liabilities.

GoPro, Inc.
Notes to Consolidated Financial Statements
Product warranty

	Year ended December 31,
(in thousands)	2023	2022	2021
Beginning balance	$8,319	$8,842	$8,523
Charged to cost of revenue	19,724	18,573	16,641
Settlement of warranty claims	(19,284)	(19,096)	(16,322)
Warranty liability	$8,759	$8,319	$8,842
At December 31, 2023 and 2022, $8.3 million and $7.8 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.5 million and $0.5 million, respectively, was recorded as a component of other long-term liabilities.

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
The 2021 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases, and other matters, all subject to certain exceptions. In addition, the Company is required to maintain Liquidity (the sum of unused availability under the credit facility and the Company’s Qualified Cash) of at least $55.0 million (of which at least $40.0 million shall be attributable to Qualified Cash), or, if the borrowing base is then in effect, minimum unused availability under the credit facility of at least $10.0 million. The 2021 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments and change of control. Upon an event of default, the lender may, subject to customary cure rights, require the immediate payment of all amounts outstanding.
At December 31, 2023, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement and has made no borrowings from the 2021 Credit Facility to date. However, there is an outstanding

GoPro, Inc.
Notes to Consolidated Financial Statements
letter of credit under the 2021 Credit Agreement of $5.2 million for certain duty-related requirements. This was not collateralized by any cash on hand.
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
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the year ended December 31, 2023, the conditions allowing holders of the 2025 Notes to convert were not met.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers, and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the 2025 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity as a reduction to additional paid-in capital and will not be remeasured as long as they continue to meet certain accounting criteria.
2022 Convertible Notes
In April 2017, the Company issued $175.0 million aggregate principal amount of 3.50% Convertible Senior Notes due 2022 (2022 Notes), which were repaid in full by their April 15, 2022 maturity date. The 2022 Notes were senior, unsecured obligations of the Company that could be converted into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, based on conversion rates as defined in the indenture. Concurrently with the November 2020 issuance of the 2025 Notes, the Company used $56.2 million of the net cash proceeds from the 2025 Notes to repurchase $50.0 million in aggregate principal amount of the 2022 Notes through a single, privately negotiated transaction. On April 15, 2022, the Company repaid the remaining $125.0 million of principal and $2.2 million of accrued interest in cash to the debt holders to fully settle the 2022 Notes on the maturity date.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
2022 Convertible Notes
For the year ended December 31, 2023, 2022, and 2021, the Company recorded interest expense of zero, $1.3 million, and $4.4 million for contractual coupon interest, and zero, $0.2 million, and $0.6 million for amortization of debt issuance costs. As of December 31, 2022, the effective interest rate, which is calculated as the contractual interest rate adjusted for the debt issuance costs, was 1.2%. For the year ended December 31, 2023, 2022, and 2021, the Company recorded zero, zero, and $7.8 million respectively, for amortization of debt discount.
2025 Convertible Notes
In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes in exchange for $46.3 million cash through an individual, privately negotiated transaction. The repurchase was accounted for as a debt extinguishment. The carrying value of the portion of the 2025 Notes repurchased was $49.4 million, and the Company recognized a gain on the debt extinguishment of $3.1 million, which was recorded in the fourth quarter of 2023 within other income (expense), net, on the Company's Consolidated Statements of Operations.
As of December 31, 2023 and 2022, the outstanding principal on the 2025 Notes was $93.8 million and $143.8 million, respectively, the unamortized debt issuance cost was $1.2 million and $2.8 million, respectively, and the net carrying amount of the liability was $92.6 million and $141.0 million, respectively, which was recorded as long-term debt within the Consolidated Balance Sheets. For the year ended December 31, 2023, 2022, and 2021, the Company recorded interest expense of $1.7 million, $1.8 million, and $1.8 million respectively, for contractual coupon interest, and $0.9 million, $1.0 million, and $0.7 million, respectively, for amortization of debt issuance costs. As of December 31, 2023, and 2022, the effective interest rate, which is calculated as the contractual interest rate adjusted for the debt issuance costs, was 2.8% and 1.9%, respectively. For the year ended December 31, 2023, 2022, and 2021, the Company recorded zero, zero, and $6.4 million respectively, for amortization of the debt discount.

GoPro, Inc.
Notes to Consolidated Financial Statements

5. Stockholders’ equity
Common stock. The Company has two classes of authorized common stock: Class A common stock with 500 million shares authorized and Class B common stock with 150 million shares authorized. As of December 31, 2023, 123.6 million shares of Class A stock were issued and outstanding and 26.3 million shares of Class B stock were issued and outstanding. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting power and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock is also convertible into Class A common stock on the same basis upon any transfer, whether or not for value, except for “permitted transfers” as defined in the Company’s restated certificate of incorporation. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding. As of December 31, 2023, the Class B stock continued to represent greater than 10% of the overall outstanding shares.
The Company had the following shares of common stock reserved for issuance upon the exercise of equity instruments as of December 31, 2023:

(in thousands)	December 31, 2023
Stock options outstanding	2,684
Restricted stock units outstanding	11,494
Performance stock units outstanding	1,441
Common stock available for future grants	37,414
Total common stock shares reserved for issuance	53,033
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
As of December 31, 2023, the remaining amount of share repurchases under the program was $60.4 million. The following table summarizes share repurchases during the year ended December 31, 2023 and 2022.

	Year ended December 31,
(in thousands, except per share data)	2023	2022
Shares repurchased	9,931	5,967
Average price per share	$4.03	$6.64
Value of shares repurchased	$40,000	$39,618

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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
Employee retirement plan. The Company has a defined contribution retirement plan covering the United States and other international full-time employees that provides for voluntary employee contributions from 1% to 100% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. In certain locations, the Company makes contributions to employee defined contribution plans, these contributions were $0.9 million, $0.8 million, and $0.8 million in 2023, 2022, and 2021, respectively.
Stock options
A summary of the Company’s stock option activity is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2022	3,089	$9.37	5.30	$467
Granted	198	3.58
Exercised	—	—
Forfeited/Cancelled	(603)	11.64
Outstanding at December 31, 2023	2,684	$8.43	5.08	$—

Vested and expected to vest at December 31, 2023	2,684	$8.43	5.08	$—
Exercisable at December 31, 2023	2,250	$8.92	4.40	$—
The weighted-average grant date fair value of all options granted was $2.14, $5.05, and $4.62 per share in 2023, 2022, and 2021, respectively. The total fair value of all options vested was $1.4 million, $1.5 million, and $1.5 million in 2023, 2022, and 2021, respectively. The aggregate intrinsic value of the stock options outstanding as of December 31, 2023 represents the value of the Company’s closing stock price on December 31, 2023 in excess of the exercise price multiplied by the number of options outstanding.

GoPro, Inc.
Notes to Consolidated Financial Statements
Restricted stock units
A summary of the Company’s RSU activity is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2022	8,727	$7.19
Granted	8,595	5.13
Vested	(5,224)	6.61
Forfeited	(604)	6.68
Non-vested shares at December 31, 2023	11,494	$5.94
The weighted-average grant date fair value of all RSUs granted was $5.13, $7.68, and $8.83 per share in 2023, 2022, and 2021, respectively. The total fair value of all RSUs vested was $34.5 million, $30.8 million, and $28.5 million in 2023, 2022, and 2021, respectively.
Performance stock units
A summary of the Company’s PSU activity is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2022	686	$7.93
Granted	1,254	5.79
Vested	(485)	7.71
Forfeited	(631)	5.86
Non-vested shares at December 31, 2023	824	$6.38
The weighted-average grant date fair value of all PSUs granted was $5.79, $8.70, and $7.93 per share in 2023, 2022, and 2021, respectively. The total fair value of all PSUs vested was $3.7 million, $4.8 million, and $3.0 million in 2023, 2022, and 2021, respectively.
Employee stock purchase plan. For 2023, 2022, and 2021 the Company issued 0.9 million, 0.7 million, and 0.8 million shares under its ESPP, respectively, at weighted-average prices of $4.10, $6.72, and $5.28 per share, respectively.
Fair value disclosures. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. The Company recognizes compensation expense for PSUs when it is probable that the vesting conditions will be met. The fair value of stock options granted and purchases under the Company’s ESPP are estimated using the Black-Scholes option pricing model. Expected term of stock options granted was estimated based on the simplified method. Expected stock price volatility was estimated by taking the Company’s average historical volatility. Risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term. Dividend yield was zero as the Company does not have any history of, nor plans to make, dividend payments.
The fair value of stock options granted was estimated as of the grant date using the following assumptions:

GoPro, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2023	2022	2021
Volatility	59%-60%	60%-62%	64%
Expected term (years)	6.10	6.10	6.10
Risk-free interest rate	3.5%-4.5%	2.0%-3.9%	0.7%-1.1%
Dividend yield	—%	—%	—%
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year ended December 31,
	2023	2022	2021
Volatility	39%-42%	39%-55%	64%-80%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	5.0%-5.6%	0.7%-3.1%	0.1%
Dividend yield	—%	—%	—%
Stock-based compensation expense. The following table summarizes stock-based compensation expense included in the Consolidated Statements of Operations:

	Year ended December 31,
(in thousands)	2023	2022	2021
Cost of revenue	$1,955	$1,805	$1,794
Research and development	19,062	17,221	17,263
Sales and marketing	8,736	8,173	8,045
General and administrative	11,726	11,792	11,548
Total stock-based compensation expense	$41,479	$38,991	$38,650
The income tax benefit related to stock-based compensation expense was $9.3 million, $8.6 million and $9.0 million for the year ended December 31, 2023, 2022, and 2021 respectively. See Note 8, Income taxes, for additional details.
As of December 31, 2023, total unearned stock-based compensation of $57.0 million related to stock options, RSUs, PSUs, and ESPP shares is expected to be recognized over a weighted-average period of 2.24 years.

GoPro, Inc.
Notes to Consolidated Financial Statements
7. Net income (loss) per share
The following table presents the calculations of basic and diluted net income (loss) per share:

	Year ended December 31,
(in thousands, except per share data)	2023	2022	2021
Numerator:
Net income (loss) - Basic	$(53,183)	$28,847	$371,171
Interest on convertible notes, income tax effected	—	3,055	—
Net income (loss) - Diluted	$(53,183)	$31,902	$371,171

Denominator:
Weighted-average common shares - basic for Class A and Class B common stock	153,348	156,181	154,274
Effect of dilutive securities	—	22,098	8,904
Weighted-average common shares - diluted for Class A and Class B common stock	153,348	178,279	163,178

Net income (loss) per share
Basic	$(0.35)	$0.18	$2.41
Diluted	$(0.35)	$0.18	$2.27

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
(in thousands)	2023	2022	2021
Stock-based awards	15,839	7,495	1,792
Shares related to convertible senior notes	14,808	—	—
Total anti-dilutive securities	30,647	7,495	1,792
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share adjusts the basic net income per share and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of the Company’s ESPP and stock awards, using the treasury stock method. The Company calculated the potential dilutive effect of its 2022 Notes and 2025 Notes under the if-converted method. Under the if-converted method, diluted net income per share was determined by assuming all of the 2022 Notes and the 2025 Notes were converted into shares of the Company’s Class A common stock at the beginning of the reporting period. In addition, in periods of net income, interest charges on the 2022 Notes and 2025 Notes, which includes both coupon interest and amortization of debt issuance costs, were added back to net income on an after-tax effected basis.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
The Company’s 2022 Notes matured on April 15, 2022, and the Company’s 2025 Notes will mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing arrangements. The 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election.
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

8. Income taxes
Income (loss) before income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2023	2022	2021
United States	$(79,514)	$26,215	$83,419
Foreign	11,781	8,238	6,681
Income (loss) before income taxes	$(67,733)	$34,453	$90,100
Income tax expense (benefit) consisted of the following:

	Year ended December 31,
(in thousands)	2023	2022	2021
Current
Federal	$3	$2	$(128)
State	162	818	267
Foreign	3,176	2,076	(7,669)
Total current	3,341	2,896	(7,530)
Deferred
Federal	(14,018)	5,039	(205,856)
State	(3,828)	(2,312)	(67,933)
Foreign	(45)	(17)	248
Total deferred	(17,891)	2,710	(273,541)
Income tax expense (benefit)	$(14,550)	$5,606	$(281,071)

GoPro, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2023		2022		2021
(dollars in thousands)	$	%	$	%	$	%
Reconciliation to statutory rate
Tax at federal statutory rate	$(14,224)	21.0%	$7,234	21.0%	$18,921	21.0%
Impact of foreign operations	2,969	(4.4)	1,572	4.6	(8,222)	(9.2)
Stock-based compensation	3,434	(5.1)	(1,192)	(3.5)	(5,345)	(5.9)
Nondeductible items	557	(0.8)	1,805	5.2	1,684	1.9
Change in valuation allowance	—	—	—	—	(284,551)	(315.8)
State income taxes, net of federal benefit	(1,560)	2.3	1,189	3.5	1,828	2.0
Tax credits	(5,474)	8.1	(5,222)	(15.1)	(6,091)	(6.8)
Other	(252)	0.4	220	0.6	705	0.8
Income tax expense (benefit) at effective tax rate	$(14,550)	21.5%	$5,606	16.3%	$(281,071)	(312.0)%

The effective tax rate of 21.5% for 2023, primarily resulted from a tax benefit on pre-tax book loss, and federal and California research and development credits, partially offset by the nondeductible equity tax expense from stock-based compensation and the impact of foreign operations, net of the release of a portion of uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions. The effective tax rate of 16.3% for 2022, primarily resulted from tax expense on pre-tax book income, partially offset by the income tax benefits from stock-based compensation, federal and California research and development credits, and an income tax benefit related to foreign provision to income tax return adjustments.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

	Year ended December 31,
(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$109,059	$118,399
Tax credit carryforwards	96,610	91,147
Stock-based compensation	5,966	6,034
Allowance for returns	1,823	1,818
Intangible assets	2,727	3,753
Depreciation and amortization	988	1,661
Operating lease liabilities	8,326	10,177
Capitalized research and development costs	55,266	29,122
Accruals and reserves	20,540	22,001
Total deferred tax assets	$301,305	$284,112
Deferred tax liabilities:
Operating lease right-of-use assets	(4,321)	(5,072)
Total deferred tax liabilities	(4,321)	(5,072)
Net deferred tax assets	$296,984	$279,040

Each quarter, the Company assesses the recoverability of its existing deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence and uses judgment regarding past and future events, including operating results to estimate whether sufficient future taxable income will be generated to use its

GoPro, Inc.
Notes to Consolidated Financial Statements
existing deferred tax assets. For the period ended December 31, 2023, based on evidence currently available, the Company continues to believe that it is more likely than not that its United States federal, state, and foreign deferred tax assets will be realized and thus, a valuation allowance is not required on its deferred tax assets. The Company continuously monitors future projections of its operating results to determine the potential impact regarding its assessment of the recoverability of deferred tax assets in each of its applicable jurisdictions. In the event there is a need to record a valuation allowance or release a valuation allowance, as applicable, a tax expense or benefit would be recorded, which may be material to the Company’s consolidated financial statements.
As of December 31, 2023, the Company’s federal, California, and other state net operating loss carryforwards for income tax purposes were $394.1 million, $243.1 million, and $169.8 million, net of reserves, respectively. Also, the Company’s federal and California state tax credit carryforwards were $54.4 million and $53.4 million, net of reserves, respectively. If not utilized, federal net operating losses that arose before 2018 and California loss carryforwards will begin to expire from 2035 to 2043, while federal credit and other state loss carryforwards will begin to expire primarily from 2024 to 2043. Federal net operating losses that arose after 2017 and all California tax credits will be carried forward indefinitely.
Uncertain income tax positions. The Company had gross unrecognized tax benefits of $25.8 million, $23.4 million, and $21.3 million, as of December 31, 2023, 2022, and 2021, respectively. For fiscal year 2023, 2022, and 2021, total unrecognized income tax benefits were $10.9 million, $9.8 million, and $7.3 million, respectively, and if recognized, would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward.
The Company conducts business globally and as a result, files income tax returns in the United States and foreign jurisdictions. The Company’s unrecognized tax benefits relate primarily to unresolved matters with taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months, it is possible that up to $2.9 million of uncertain tax positions could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits are as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Balance at January 1	$23,414	$21,330	$27,471
Increase related to current year tax positions	4,948	2,543	3,081
Increase related to prior year tax positions	—	—	3,900
Decrease related to prior year tax positions	(2,526)	(459)	(13,122)
Balance at December 31	$25,836	$23,414	$21,330
The Company’s policy is to account for interest and penalties related to income tax liabilities within the provision for income taxes. The balances of accrued interest and penalties recorded in the balance sheets and provision were not material for any period presented.
The Company files income tax returns in the United States and in foreign jurisdictions. As of December 31, 2023, the Company continues to assert indefinite reinvestment to the extent of any foreign withholding taxes on the undistributed earnings related to these foreign branches. Any foreign withholding tax on these earnings is deemed not to be material.
9. Commitments, contingencies, and guarantees
Facility leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2029.

GoPro, Inc.
Notes to Consolidated Financial Statements
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost (1)	$11,045	$11,060	$11,566
Sublease income	(2,281)	(2,907)	(964)
Net lease cost	$8,764	$8,153	$10,602
(1)    Operating lease cost includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,217	$14,595	$14,902
Right-of-use assets obtained in exchange for operating lease liabilities	3,943	1,221	2,475
Operating lease modification to decrease right-of-use assets	—	(232)	—

Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term (in years) - operating leases	3.05	3.81
Weighted-average discount rate - operating leases	6.2%	6.1%

As of December 31, 2023, maturities of operating lease liabilities were as follows:

(in thousands)	December 31, 2023
2024	$12,488
2025	13,141
2026	12,361
2027	1,359
2028	401
Thereafter	103
Total lease payments	39,853
Less: Imputed interest	(3,806)
Present value of lease liabilities	$36,047
Other commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts, and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of December 31, 2023, future commitments were as follows:

(in thousands)	Total	2024	2025	2026	2027	2028	Thereafter
Other contractual commitments	$50,996	$36,045	$10,278	$4,673	$—	$—	$—
Long-term debt (1)	96,081	1,159	94,922	—	—	—	—
Total contractual cash obligations	$147,077	$37,204	$105,200	$4,673	$—	$—	$—

GoPro, Inc.
Notes to Consolidated Financial Statements
(1)    The Company's convertible senior note is due in November 2025. The balances include accrued and unpaid interest as of December 31, 2023. Refer to Note 4 Financing arrangements.
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of December 31, 2023, the Company has not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.
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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	December 31, 2023	December 31, 2022
Customer A	30%	30%
Customer B	11%	11%
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Year ended December 31,
(in thousands)	2023	2022	2021
Accounts receivable sold	$103,990	$124,350	$108,625
Factoring fees	1,555	1,163	488

GoPro, Inc.
Notes to Consolidated Financial Statements
Third-party customers who represented 10% or more of the Company's total revenue were as follows:

	Year ended December 31,
	2023	2022	2021
Customer A	*	*	11%
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
Geographic information
Revenue by geographic region, based on ship-to locations, was as follows:

	Year ended December 31,			2023 vs 2022	2022 vs 2021
(in thousands)	2023	2022	2021	% Change	% Change
Americas	$469,675	$521,270	$607,534	(10)%	(14)%
Europe, Middle East and Africa (EMEA)	290,814	300,870	305,654	(3)	(2)
Asia and Pacific (APAC)	244,970	271,401	247,896	(10)	9
Total revenue	$1,005,459	$1,093,541	$1,161,084	(8)%	(6)%
Revenue from the United States, which is included in the Americas geographic region, was $388.0 million, $446.0 million, and $526.5 million for 2023, 2022, and 2021, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of December 31, 2023 and 2022, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $1.6 million and $4.0 million, respectively.
11. Restructuring charges
Restructuring charges for each period were as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Cost of revenue	$(90)	$8,090	$70
Research and development	687	244	600
Sales and marketing	130	137	361
General and administrative	11	77	195
Total restructuring charges	$738	$8,548	$1,226
Fourth quarter 2022 restructuring
In December 2022, the Company approved a restructuring plan to reduce camera production-related costs by globally realigning its manufacturing footprint to concentrate production activities in two primary locations: China

GoPro, Inc.
Notes to Consolidated Financial Statements
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

(in thousands)	Contract and Other Costs	Total
Restructuring liability as of December 31, 2022	$7,833	$7,833
Restructuring charges (releases)	(184)	(184)
Cash paid	(7,649)	(7,649)
Restructuring liability as of December 31, 2023	$—	$—
12. Subsequent events
In January 2024, the Company entered into an agreement to acquire a privately-held company that offers technology-enabled helmets. The transaction is expected to close in the first quarter of 2024, subject to the satisfaction of customary closing conditions.

GoPro, Inc.
Notes to Consolidated Financial Statements
Schedule II
GoPro, Inc.
VALUATION AND QUALIFYING ACCOUNTS
For the year ended December 31, 2023, 2022 and 2021

(in thousands)	Balance at Beginning of Year	Charges to Revenue	Charges (Benefits) to Expense	Charges to Other Accounts - Equity	Deductions/Write-offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2023	$390	$—	$67	$—	$(7)	$450
Year ended December 31, 2022	700	—	(294)	—	(16)	390
Year ended December 31, 2021	492	—	393	—	(185)	700
Valuation allowance for deferred tax assets:
Year ended December 31, 2023	$—	$—	$—	$—	$—	$—
Year ended December 31, 2022	—	—	—	—	—	—
Year ended December 31, 2021	287,276	—	(284,551)	—	(2,725)	—

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Trading Plans of Directors and Executive Officers
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fourth quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities authorized for issuance under equity compensation plans. The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2024 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

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
3.    Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Restated Certificate of Incorporation of the Registrant, with Certificate of Change of Registered Agent and/or Registered Office	10-K	001-36514	3.01	February 15, 2019
3.02	Amended and Restated Bylaws of the Registrant.	S-1	333-200038	3.02	November 10, 2014
4.01	Form of Registrant’s Class A common stock certificate.	S-1	333-196083	4.01	May 19, 2014
4.08	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-36514	4.08	February 14, 2020
10.01*	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-196083	10.01	May 19, 2014
10.02*	Form of Change in Control Severance Agreement.	S-1	333-196083	10.09	May 19, 2014
10.03*	2010 Equity Incentive Plan, as amended, and form of stock option agreement and restricted stock unit agreement.	S-1	333-196083	10.02	May 19, 2014
10.04*	2014 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-36514	10.03	July 29, 2016
10.05*	2014 Employee Stock Purchase Plan and forms thereunder.	S-1/A	333-196083	10.04	June 11, 2014
10.06*	Executive Severance Policy.	10-K	001-36514	10.06	February 15, 2019
10.07*	Employment Letter to Nicholas Woodman from the Registrant, dated June 2, 2014.	S-1/A	333-196083	10.16	June 11, 2014
10.08*	Waiver Agreement dated January 1, 2018, by and between Nicholas Woodman and the Registrant.	10-K	001-36514	10.17	February 16, 2018
10.09*	Offer Letter to Eve Saltman from the Registrant, dated March 7, 2018.	10-Q	001-36514	10.02	May 4, 2018
10.10*	Offer Letter to Brian McGee from the Registrant, dated September 3, 2015.	10-K	001-36514	10.12	February 16, 2017
10.11*	Offer Letter to Dean Jahnke from the Registrant, dated March 5, 2014.	10-K	001-36514	10.12	February 10, 2023
10.12	Office Lease Agreement, dated as of November 1, 2011, by and between Locon San Mateo, LLC and the Registrant, as amended, and other leases for the Registrant’s headquarters.	S-1	333-196083	10.12	May 19, 2014
10.13	Eighth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated February 24, 2016.	10-K	001-36514	10.15	February 16, 2017
10.14	Ninth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated August 3, 2016.	10-K	001-36514	10.16	February 16, 2017

10.15	First Amendment, dated August 12, 2016, to Office Lease Agreement dated November 1, 2011, between the Company and RAR2-Clearview Business Park Owner, LLC.	10-Q	001-36514	10.02	August 4, 2017
10.16	Tenth amendment to Office Lease Agreement by and between HG Clearview Owner LLC and the Registrant, dated April 30, 2019	10-Q	001-36514	10.01	May 10, 2019
10.17	Credit Agreement by and among Registrant, the Lenders party thereto and Wells Fargo Bank, National Association, N.A. dated January 22, 2021.	10-K	001-36514	10.22	February 12, 2021
10.18	Indenture, dated as of April 12, 2017, between the Company and Wells Fargo Bank, National Association (including the form of 3.50% Convertible Senior Notes due 2022)	8-K	001-36514	4.1	April 12, 2017
10.19	Indenture, dated as of November 24, 2020, between the Company and Wells Fargo Bank, National Association (including the form of 1.25% convertible senior notes due 2025)	8-K	001-36514	4.1	November 24, 2020
10.20	Sub-Lease Agreement, dated as of October 14, 2021, by and between Skydio and the Registrant, for the Registrant’s headquarters’ buildings E and F.	10-K	001-36514	10.25	February 11, 2022
10.21	Office lease agreement between Carlsbad1-Commerce, LLC and the Registrant dated April 17, 2023.	10-Q	001-36514	10.03	August 3, 2023
10.22*	GoPro, Inc. 2024 Equity Incentive Plan and related form agreements.	8-K	001-36514	10.01	June 9, 2023
10.23*	GoPro, Inc. 2024 Employee Stock Purchase Plan and related form agreements.	8-K	001-36514	10.02	June 9, 2023
10.24	Amendment No. 1 dated March 10, 2023, to Credit Agreement by and among Wells Fargo Bank, N.A., Registrant, and the Lenders party thereto dated January 22, 2021.	10-Q	001-36514	10.01	August 3, 2023
21.01	List of Subsidiaries.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
97	Compensation Recovery Policy.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL For the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X

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

GoPro, Inc.
(Registrant)

Dated:	February 9, 2024	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	February 9, 2024	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	February 9, 2024	By: /s/ Charles Lafrades
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

	Name	Title	Date

By:	/s/ Nicholas Woodman	Chief Executive Officer and Chairman	February 9, 2024
	Nicholas Woodman	(Principal Executive Officer)

By:	/s/ Brian McGee	Chief Financial Officer and Chief Operating Officer	February 9, 2024
	Brian McGee	(Principal Financial and Accounting Officer)

By:	/s/ Tyrone Ahmad-Taylor	Director	February 9, 2024
Tyrone Ahmad-Taylor

By:	/s/ Kenneth Goldman	Director	February 9, 2024
Kenneth Goldman

By:	/s/ Peter Gotcher	Director	February 9, 2024
Peter Gotcher

By:	/s/ Shaz Kahng	Director	February 9, 2024
Shaz Kahng

By:	/s/ Alexander Lurie	Director	February 9, 2024
Alexander Lurie

By:	/s/ Susan Lyne	Director	February 9, 2024
Susan Lyne

By:	/s/ Frederic Welts	Director	February 9, 2024
Frederic Welts

By:	/s/ Lauren Zalaznick	Director	February 9, 2024
Lauren Zalaznick