Form 10-Q
period 2024-03-31
GoPro, Inc.
filed 2024-05-07
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2024, 126,040,720 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A. of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024. Forward-looking statements include, but are not limited to, statements regarding our plans to expand and improve product offerings; projections of results of operations, research and development plans, marketing plans, plans to expand our global retail and distribution footprint, and revenue growth drivers; plans to manage our operating expenses effectively; plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; our ability to achieve profitability if there are delays in our product launches; the impact of negative macroeconomic factors including fluctuating interest rates and inflation, market volatility, economic recession concerns, and potential occurrence of a temporary federal government shutdown; the ability for us to grow camera sales to drive meaningful volume and subscription growth; our ability to acquire and retain subscribers; the impact of competition on our market share, revenue, and profitability; the effects of global conflicts and geopolitical issues such as the conflicts in the Middle East, Ukraine or China-Taiwan relations on our business; plans to settle the note conversion in cash; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the threat of a security breach or other disruption including cyberattacks; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q, including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$133,658	$222,708
Marketable securities	—	23,867
Accounts receivable, net	68,895	91,452
Inventory	131,252	106,266
Prepaid expenses and other current assets	35,704	38,298
Total current assets	369,509	482,591
Property and equipment, net	8,919	8,686
Operating lease right-of-use assets	17,647	18,729
Goodwill	152,351	146,459
Other long-term assets	27,329	311,486
Total assets	$575,755	$967,951

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$64,022	$102,612
Accrued expenses and other current liabilities	89,347	110,049
Short-term operating lease liabilities	10,525	10,520
Deferred revenue	55,808	55,913
Total current liabilities	219,702	279,094
Long-term taxes payable	12,105	11,199
Long-term debt	92,743	92,615
Long-term operating lease liabilities	22,971	25,527
Other long-term liabilities	3,322	3,670
Total liabilities	350,843	412,105

Commitments, contingencies and guarantees (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 126,041 and 123,638 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	1,006,527	998,373
Treasury stock, at cost, 26,608 and 26,608 shares, respectively	(193,231)	(193,231)
Accumulated deficit	(588,384)	(249,296)
Total stockholders’ equity	224,912	555,846
Total liabilities and stockholders’ equity	$575,755	$967,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Revenue	$155,469	$174,720
Cost of revenue	102,431	122,218
Gross profit	53,038	52,502
Operating expenses:
Research and development	44,612	38,185
Sales and marketing	35,146	38,055
General and administrative	14,693	16,076
Total operating expenses	94,451	92,316
Operating loss	(41,413)	(39,814)
Other income (expense):
Interest expense	(674)	(1,153)
Other income, net	1,208	2,845
Total other income, net	534	1,692
Loss before income taxes	(40,879)	(38,122)
Income tax expense (benefit)	298,209	(8,253)
Net loss	$(339,088)	$(29,869)

Basic and diluted net loss per share	$(2.24)	$(0.19)

Shares used to compute basic and diluted net loss per share	151,091	155,402
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2024	2023
Operating activities:
Net loss	$(339,088)	$(29,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,325	1,809
Non-cash operating lease cost	1,082	1,483
Stock-based compensation	8,770	10,314
Deferred income taxes	296,775	(9,921)
Other	651	(1,326)
Changes in operating assets and liabilities:
Accounts receivable, net	22,429	19,947
Inventory	(24,986)	(27,673)
Prepaid expenses and other assets	(2,282)	(3,251)
Accounts payable and other liabilities	(62,362)	(27,627)
Deferred revenue	(717)	(988)
Net cash used in operating activities	(98,403)	(67,102)

Investing activities:
Purchases of property and equipment, net	(964)	(483)
Purchases of marketable securities	—	(25,782)
Maturities of marketable securities	24,000	34,000
Acquisition, net of cash acquired	(12,308)	—
Net cash provided by investing activities	10,728	7,735

Financing activities:
Proceeds from issuance of common stock	1,379	2,324
Taxes paid related to net share settlement of equity awards	(1,977)	(4,251)
Repurchase of outstanding common stock	—	(5,000)
Net cash used in financing activities	(598)	(6,927)

Effect of exchange rate changes on cash and cash equivalents	(777)	385
Net change in cash and cash equivalents	(89,050)	(65,909)
Cash and cash equivalents at beginning of period	222,708	223,735
Cash and cash equivalents at end of period	$133,658	$157,826
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2022	154,888	$960,903	$(153,231)	$(196,113)	$611,559
Common stock issued under employee benefit plans, net of shares withheld for tax	1,960	2,397	—	—	2,397
Taxes paid related to net share settlements	—	(4,251)	—	—	(4,251)
Stock-based compensation expense	—	10,314	—	—	10,314
Repurchase of outstanding common stock	(890)	—	(5,000)	—	(5,000)
Net loss	—	—	—	(29,869)	(29,869)
Balances at March 31, 2023	155,958	$969,363	$(158,231)	$(225,982)	$585,150

Balances at December 31, 2023	149,897	$998,373	$(193,231)	$(249,296)	$555,846
Common stock issued under employee benefit plans, net of shares withheld for tax	2,403	1,361	—	—	1,361
Taxes paid related to net share settlements	—	(1,977)	—	—	(1,977)
Stock-based compensation expense (Note 7)	—	8,770	—	—	8,770
Net loss	—	—	—	(339,088)	(339,088)
Balances at March 31, 2024	152,300	$1,006,527	$(193,231)	$(588,384)	$224,912
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
The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected in future periods. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K (2023 Annual Report) for the year ended December 31, 2023. There have been no material changes in the Company’s critical account policies and estimates from those disclosed in its Annual Report on Form 10-K.
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
The Company performs an annual assessment of its goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate, declines in market capitalization or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of its single reporting unit is less than its’ carrying value. If the Company determines that it is more likely than not that the fair value of its single reporting unit is less than the carrying value, the Company measures the amount of impairment as the amount the carrying value of its single reporting unit exceeds the fair value, up to the carrying value of goodwill, by using a discounted cash flow method and market approach method.
Although the Company’s market capitalization further declined in the first quarter of 2024, the Company does not believe that it is more likely than not that the fair value of its single reporting unit is less than the carrying value. Using the market capitalization approach, which the Company expects would be similar to the discounted cash flow method, the fair value of the single reporting unit is estimated based on the trading price of the Company’s

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business. As of March 31, 2024, the market capitalization exceeded the carrying value of the single reporting unit by 34% which was not adjusted for an acquisition control premium. The acquisition control premium would further increase the percentage by which the estimated fair value of the Company’s single reporting unit would exceed the carrying value.
The estimated fair value of the Company’s single reporting unit is sensitive to the volatility in the Company’s stock price. For example, the Company’s stock price decreased from $2.23 on March 31, 2024, to a low of $1.69 on April 22, 2024, which would have resulted in the Company’s market capitalization exceeding the carrying value of the single reporting unit by 13% which was not adjusted for an acquisition control premium. If the Company's market capitalization continues to decline or future performance falls below the Company’s current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on the Company’s business, financial condition, and results of operations in the reporting period in which a charge would be necessary. The Company will continue to monitor developments, including updates to the Company’s forecasts and market capitalization. An update of the Company’s assessment and related estimates may be required in the future.
Liquidity. As of March 31, 2024, the Company had $133.7 million in cash, cash equivalents and marketable securities. Based on the Company’s current cash balance, its cost reductions implemented to date, and working capital adjustments, the Company anticipates it will have sufficient funds to meet its strategic and working capital requirements, debt service requirements and lease payment obligations for at least twelve months from the issuance of these condensed consolidated financial statements. The Company also had $44.8 million available to draw from its 2021 Credit Agreement (as defined below) as of March 31, 2024 and as its 2025 Notes are due in November 2025, the Company has the ability to convert the balance due into stock. If the Company is unable to obtain adequate debt or equity financing when it is required or on terms acceptable to the Company, the Company’s ability to grow its business, repay debt and respond to business challenges could be significantly limited. Although management believes its current cash resources are sufficient to sustain operations for one year from issuance of these condensed consolidated financial statements, the success of the Company’s operations and the global economic outlook, among other factors, could impact its business and liquidity. The Company will continue to evaluate additional measures, including cost reduction initiatives, debt or equity refinancing, and other similar arrangements. The current cash flow projections used in the Company’s evaluation do not include the impact of these additional measures.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
The Company’s subscription and service revenue is recognized primarily from its Premium+, Premium, and Quik subscription offerings and is recognized ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue. The Company launched its Premium+ subscription in February 2024, which includes cloud storage up to 500 gigabytes (GB) of non-GoPro content, access to GoPro’s HyperSmooth Pro video stabilization software, and the features included in the Premium subscription. The Company’s Premium subscription offers a range of services, including unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 25 GB of non-GoPro content, Quik desktop editing tools, which was launched in February 2024, highlight videos automatically delivered via the Company’s mobile app when GoPro camera footage is uploaded to a GoPro cloud account using Auto Upload, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, gear, mounts, and accessories. The Company also offers the Quik subscription that provides access to a suite of simple single-clip and multi-clip editing tools. For the three months ended March 31, 2024, subscription and service revenue was $25.9 million, or 16.7% of total revenue. Subscription and service revenue as a percentage of 2023 annual revenue was not material.
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
Deferred revenue as of March 31, 2024 and December 31, 2023, includes amounts related to the Company’s subscriptions and PCS. The Company’s short-term and long-term deferred revenue balances totaled $58.4 million and $59.1 million as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized $22.8 million and $16.5 million of revenue that was included in the deferred revenue balance as of December 31, 2023 and 2022, respectively.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Business Acquisitions. The Company accounts for acquired businesses using the acquisition method of accounting, which requires that once control of a business is obtained, 100% of the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses including transaction and integration costs are expensed as incurred. The Company uses various models to determine the value of assets acquired such as the cost method. Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives and certain assets may be considered to have indefinite useful lives.

Recent accounting standards.

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
		January 1, 2024	The Company is currently evaluating the impact of adopting this standard on its 2024 Form 10-K financial statements and related disclosures.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

2. Business Acquisitions
On February 27, 2024, the Company completed an acquisition of Forcite Helmet Systems, a privately-held company that offers technology-enabled helmets, for total consideration of $14.0 million. The allocation of the purchase price primarily included $7.5 million in developed technology and $5.9 million of residual goodwill. Net tangible assets acquired were not material.
Goodwill is primarily attributable to expected synergies in the technologies that can be leveraged by the Company in future product offerings. Goodwill is not expected to be deductible for United States income tax purposes. The operating results of Forcite Helmet Systems have been included in the Company’s condensed consolidated financial statements from the date of acquisition. Actual and pro forma results of operations for this acquisition have not been presented because they did not have a material impact to the Company’s condensed consolidated results of operations.

3. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	March 31, 2024			December 31, 2023
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$87,200	$—	$87,200	$152,760	$—	$152,760
Total cash equivalents	$87,200	$—	$87,200	$152,760	$—	$152,760
Marketable securities:
U.S. treasury securities	$—	$—	$—	$—	$7,962	$7,962
Commercial paper	—	—	—	—	7,942	7,942
Corporate debt securities	—	—	—	—	3,978	3,978
Government securities	—	—	—	—	3,985	3,985
Total marketable securities	$—	$—	$—	$—	$23,867	$23,867
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $46.4 million and $69.9 million as of March 31, 2024 and December 31, 2023, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources and models utilizing market observable inputs to determine their fair value. The Company held no marketable securities as of March 31, 2024, and the contractual maturities of available-for-sale marketable securities as of December 31, 2023 were all less than one year in duration. As of March 31, 2024 and December 31, 2023, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
As of March 31, 2024 and December 31, 2023, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 5 Financing arrangements). In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes. The estimated fair value of the 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations. The calculated fair value of the 2025 Notes was $85.6 million and $82.3 million as of March 31, 2024 and

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2023, respectively. The calculated fair value is highly correlated to the Company’s stock price and as a result, significant changes to the Company’s stock price will have a significant impact on the calculated fair value of the 2025 Notes.
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

4. Condensed consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	March 31, 2024	December 31, 2023
Components	$20,510	$20,311
Finished goods	110,742	85,955
Total inventory	$131,252	$106,266
Property and equipment, net

(in thousands)	March 31, 2024	December 31, 2023
Leasehold improvements	$23,904	$23,818
Production, engineering, and other equipment	37,337	38,574
Tooling	5,688	5,678
Computers and software	14,085	13,896
Furniture and office equipment	4,575	4,575
Tradeshow equipment and other	1,503	1,502
Construction in progress	231	83
Gross property and equipment	87,323	88,126
Less: Accumulated depreciation and amortization	(78,404)	(79,440)
Property and equipment, net	$8,919	$8,686
Other long-term assets

(in thousands)	March 31, 2024	December 31, 2023
Point of purchase (POP) displays	$11,296	$6,254
Deposits and other	7,977	8,233
Intangible assets, net	7,359	15
Long-term deferred tax assets	697	296,984
Other long-term assets	$27,329	$311,486

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Intangible assets

	Useful life (in months)	March 31, 2024
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(51,222)	$7,344
Domain name		15	—	15
Total intangible assets		$58,581	$(51,222)	$7,359

	Useful life (in months)	December 31, 2023
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$51,066	$(51,066)	$—
Domain name		15	—	15
Total intangible assets		$51,081	$(51,066)	$15
The gross carrying value of purchased technology increased $7.5 million from December 31, 2023 as result of the acquisition of Forcite Helmet Systems in February 2024 (see Note 2 Business Acquisitions). Amortization expense was $0.2 million and zero for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2024 (remaining 9 months)	$1,406
2025	1,875
2026	1,875
2027	1,875
2028	313
$7,344
Accrued expenses and other current liabilities

(in thousands)	March 31, 2024	December 31, 2023
Accrued sales incentives	$33,727	$42,752
Accrued liabilities	19,824	21,214
Employee related liabilities (1)	10,387	18,969
Warranty liabilities	6,813	8,270
Return liability	5,157	6,389
Inventory received	2,637	1,745
Customer deposits	2,527	1,933
Purchase order commitments	1,658	899
Other	6,617	7,878
Accrued expenses and other current liabilities	$89,347	$110,049
(1)    See Note 12 Restructuring charges for amounts associated with restructuring liabilities.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Product warranty

	Three months ended March 31,
(in thousands)	2024	2023
Beginning balance	$8,759	$8,319
Charged to cost of revenue	1,811	3,755
Settlement of warranty claims	(3,531)	(4,829)
Warranty liability	$7,039	$7,245
As of March 31, 2024 and December 31, 2023, $6.8 million and $8.3 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.2 million and $0.5 million, respectively, was recorded as a component of other long-term liabilities.

5. Financing arrangements
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
As of March 31, 2024, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement and has made no borrowings from the 2021 Credit Facility to date. As of March 31, 2024, the

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Company could borrow up to $44.8 million under the 2021 Credit Agreement. However, there is an outstanding letter of credit under the 2021 Credit Agreement of $5.2 million for certain duty-related requirements. This was not collateralized by any cash on hand.
2025 Convertible Notes
In November 2020, the Company issued $125.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 (the 2025 Notes) and granted an option to the initial purchasers to purchase up to an additional $18.8 million aggregate principal amount of the 2025 Notes to cover over-allotments, of which $18.8 million was subsequently exercised during November 2020, resulting in a total issuance of $143.8 million aggregate principal amount of the 2025 Notes. The 2025 Notes are senior, unsecured obligations of the Company and mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances. The 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 107.1984 shares of Class A common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $9.3285 per share of common stock, subject to adjustment. The Company pays interest on the 2025 Notes semi-annually in arrears on May 15 and November 15 of each year.
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
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended March 31, 2024, the conditions allowing holders of the 2025 Notes to convert were not met.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes in exchange for $46.3 million cash through an individual, privately negotiated transaction. The repurchase was accounted for as a debt extinguishment. The carrying value of the portion of the 2025 Notes repurchased was $49.4 million, and the Company recognized a gain on the debt extinguishment of $3.1 million, which was recorded in the fourth quarter of 2023 within other income (expense), net, on the Company’s Condensed Consolidated Statements of Operations.
As of March 31, 2024 and December 31, 2023, the outstanding principal on the 2025 Notes was $93.8 million and $93.8 million, respectively, the unamortized debt issuance cost was $1.0 million and $1.2 million, respectively, and the net carrying amount of the liability was $92.7 million and $92.6 million, respectively, which was recorded as long-term debt within the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2024 and 2023, the Company recorded interest expense of $0.3 million and $0.4 million, respectively, for contractual coupon interest, and $0.2 million and $0.2 million, respectively, for amortization of debt issuance costs. As of March 31, 2024, and December 31, 2023, the effective interest rate, which is calculated as the contractual interest rate adjusted for the debt issuance costs, was 0.5% and 2.8%, respectively.

6. Stockholders’ equity
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
As of March 31, 2024, the remaining amount of share repurchases under the program was $60.4 million. The following table summarizes share repurchases during the three months ended March 31, 2024 and 2023.

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Shares repurchased	—	890
Average price per share	$—	$5.62
Value of shares repurchased	$—	$5,000

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
7. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from four of its five stock-based employee compensation plans: the 2024 Equity Incentive Plan (2024 Plan), the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan), and the 2024 Employee Stock Purchase Plan (2024 ESPP). The 2014 Plan serves as successor to the 2010 Plan and the 2024 Plan serves as a successor to the 2014 Plan. The effective date of both the 2024 Plan and the 2024 ESPP was February 15, 2024. The 2014 Plan and the 2014 Employee Stock Purchase Plan (2014 ESPP) each expired on February 15, 2024. The 2014 ESPP plan’s final purchase was on February 15, 2024, and no remaining purchase rights are accrued under this plan. Awards granted under the 2010 and 2014 Plans will continue to be subject to the terms and provisions of the 2010 and 2014 Plans.
The 2024 Plan provides for the granting of incentive and non-qualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs), stock appreciation rights, stock bonus awards and performance awards to qualified employees, non-employee directors and consultants. Options granted under the 2024 Plan generally expire within ten years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2024 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2024 Plan generally vest over three years based upon continued service and the Company achieving certain financial and operating targets and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur. The 2024 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. For additional information regarding the Company's equity incentive plans, refer to the 2023 Annual Report.
Stock options
A summary of the Company’s stock option activity for the three months ended March 31, 2024 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	2,684	$8.43	5.08	$—
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(98)	16.39
Outstanding at March 31, 2024	2,586	$8.13	5.02	$—

Vested and expected to vest at March 31, 2024	2,586	$8.13	5.02	$—
Exercisable at March 31, 2024	2,208	$8.52	4.40	$—
The aggregate intrinsic value of the stock options outstanding as of March 31, 2024 represents the value of the Company’s closing stock price on March 31, 2024 in excess of the exercise price multiplied by the number of options outstanding.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Restricted stock units
A summary of the Company’s RSU activity for the three months ended March 31, 2024 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2023	11,494	$5.94
Granted	2,287	2.49
Vested	(2,248)	6.75
Forfeited	(469)	5.49
Non-vested shares at March 31, 2024	11,064	$5.08
Performance stock units
A summary of the Company’s PSU activity for the three months ended March 31, 2024 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2023	829	$6.40
Granted	—	—
Vested	(297)	6.46
Forfeited	(12)	5.79
Non-vested shares at March 31, 2024	520	$6.38
Employee stock purchase plan. For the three months ended March 31, 2024 and 2023, the Company issued 0.7 million and 0.5 million shares under its employee stock purchase plans, respectively, at weighted-average prices of $2.12 and $5.09, per share, respectively.
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options granted and ESPP issuances is estimated using the Black-Scholes option pricing model. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its 2023 Annual Report.
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2024	2023
Cost of revenue	$415	$466
Research and development	4,265	4,746
Sales and marketing	1,744	2,178
General and administrative	2,346	2,924
Total stock-based compensation expense	$8,770	$10,314
There was no income tax benefit related to stock-based compensation expense for the three months ended March 31, 2024 due to a full valuation allowance on the Company’s United States net deferred tax assets. The income tax benefit related to stock-based compensation expense for the three months ended March 31, 2023 was $2.3 million. See Note 9, Income taxes, for additional details.
As of March 31, 2024, total unearned stock-based compensation of $51.8 million related to stock options, RSUs, PSUs, and ESPP shares is expected to be recognized over a weighted-average period of 2.32 years.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
8. Net loss per share
The following table presents the calculations of basic and diluted net loss per share for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Numerator:
Net loss	$(339,088)	$(29,869)

Denominator:
Weighted-average common shares—basic and diluted for Class A and Class B common stock	151,091	155,402

Basic and diluted net loss per share	$(2.24)	$(0.19)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2024	2023
Stock-based awards	15,689	14,500
Shares related to convertible senior notes	10,050	15,410
Total anti-dilutive securities	25,739	29,910
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share adjusts the basic net income per share and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of the Company’s ESPP and stock awards, using the treasury stock method. The Company calculated the potential dilutive effect of its 2025 Notes under the if-converted method. Under the if-converted method, diluted net income per share was determined by assuming all of the 2025 Notes were converted into shares of the Company’s Class A common stock at the beginning of the reporting period. In addition, in periods of net income, interest charges on the 2025 Notes, which includes both coupon interest and amortization of debt issuance costs, were added back to net income on an after-tax effected basis.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
9. Income taxes
The following table provides the income tax expense (benefit) amount:

	Three months ended March 31,
(dollars in thousands)	2024	2023
Income tax expense (benefit)	$298,209	$(8,253)
The Company recorded an income tax expense of $298.2 million for the three months ended March 31, 2024, on pre-tax net loss of $40.9 million. The Company’s income tax expense for the three months ended March 31, 2024 primarily resulted from a tax expense of $1.4 million on pre-tax book income in certain tax jurisdictions, and discrete items that included $294.9 million of net tax expense from the establishment of a valuation allowance on United States federal and state net deferred tax assets, and $2.5 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by $0.4 million of restructuring charges.
Each quarter, the Company assesses the realizability of its existing deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize its deferred tax assets. In the assessment for the period ended March 31, 2024, the Company concluded based on the introduction of negative evidence resulting from developments in the first quarter of 2024, such as increased and accelerated costs associated with the Company’s future product strategy and roadmap, an increasingly competitive environment, integration and product development costs related to the recent acquisition of Forcite Helmet Systems, restructuring costs and other negative factors, that it is more likely than not that its United States federal and state deferred tax assets will not be realized. Therefore, after consideration of the Company’s deferred tax liabilities and recent developments, the Company provided a valuation allowance of $294.9 million on United States federal and state deferred tax assets. That determination was also based, in part, on the Company’s revised expectation that its projections of pre-tax losses in 2024 and future years will cause the Company to be in a cumulative GAAP loss for ASC Topic 740 purposes in 2024 and forward. The Company will continue to monitor its future financial results, expected projections and their potential impact on the Company’s assessment regarding the recoverability of its deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded.
For the three months ended March 31, 2023 the Company recorded an income tax benefit of $8.3 million on pre-tax net loss of $38.1 million. The Company’s income tax benefit for the three months ended March 31, 2023 was composed of $8.8 million of tax benefit incurred on pre-tax loss, and discrete items that primarily included $0.3 million of nondeductible equity tax expense for employee stock-based compensation, and $0.1 million of tax expense related to the foreign provision to income tax return adjustments.
At March 31, 2024 and December 31, 2023, the Company’s gross unrecognized tax benefits were $26.9 million and $25.8 million, respectively. If recognized, $12.0 million of these unrecognized tax benefits (net of United States federal benefit) at March 31, 2024 would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances.
The Company conducts business globally and as a result, files income tax returns in the United States and foreign jurisdictions. The Company’s unrecognized tax benefits relate primarily to unresolved matters with taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months, it is possible that up to $3.7 million of uncertain tax positions could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
In 2021, the Organization for Economic Co-operation and Development (OECD) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (Pillar Two) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
plans to enact new tax laws to implement the global minimum tax. The Company assessed the impact of Pillar Two and there is no material impact to the provision for income taxes for the three months ended March 31, 2024. The Company will continue to monitor future guidance issued and assess the potential impact to the Company’s condensed consolidated financial statements.

10. Commitments, contingencies, and guarantees
Facility leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2029.
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Operating lease cost (1)	$2,800	$3,358
Sublease income	(723)	(723)
Net lease cost	$2,077	$2,635
(1)    Operating lease cost includes variable lease costs, which are immaterial.

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,392	$3,791
Right-of-use assets obtained in exchange for operating lease liabilities	513	186

Supplemental balance sheet information related to leases was as follows:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years) - operating leases	2.84	3.05
Weighted-average discount rate - operating leases	6.2%	6.2%

As of March 31, 2024, maturities of operating lease liabilities were as follows:

(in thousands)	March 31, 2024
2024 (remaining 9 months)	$8,979
2025	13,284
2026	12,509
2027	1,482
2028	462
Thereafter	103
Total lease payments	36,819
Less: Imputed interest	(3,323)
Present value of lease liabilities	$33,496
Other commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of March 31, 2024, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $143.3 million.
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
On March 29, 2024, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Arashi Vision Inc., d/b/a Insta360, and Arashi Vision (U.S.) LLC, d/b/a Insta360, and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc., d/b/a Insta360, and Arashi Vision (U.S.) LLC, d/b/a Insta360. The complaint and lawsuit each allege infringement of certain GoPro patents related to the Company’s cameras and digital imaging technology.
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of March 31, 2024, the Company has not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

11. Concentrations of risk and geographic information
Concentration of risk. Financial instruments which potentially subject the Company to concentration of credit risk includes cash and cash equivalents, marketable securities, accounts receivable, and derivative instruments, including the Capped Calls associated with the 2025 Notes. The Company places cash and cash equivalents with high-credit-quality financial institutions; however, the Company maintains cash balances in excess of the FDIC insurance limits. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within the Company’s expectations. The Company believes its counterparty credit risk related to its derivative instruments is mitigated by transacting with major financial institutions with high credit ratings.
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	March 31, 2024	December 31, 2023
Customer A	26%	30%
Customer B	18%	11%

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended March 31,
(in thousands)	2024	2023
Accounts receivable sold	$17,642	$16,434
Factoring fees	236	264
No third-party customer represented 10% or more of the Company's total revenue as of March 31, 2024 and 2023.
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
Geographic information
Revenue by geographic region, based on ship-to locations, was as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Americas	$76,597	$89,519
Europe, Middle East and Africa (EMEA)	52,008	46,016
Asia and Pacific (APAC)	26,864	39,185
Total revenue	$155,469	$174,720
Revenue from the United States, which is included in the Americas geographic region, was $56.3 million and $75.6 million, for the three months ended March 31, 2024 and 2023, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of March 31, 2024 and December 31, 2023, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $2.1 million and $1.6 million, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
12. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Cost of revenue	$13	$1
Research and development	1,030	11
Sales and marketing	550	6
General and administrative	619	3
Total restructuring charges	$2,212	$21
First quarter 2024 restructuring
On March 14, 2024, the Company approved a restructuring plan to reduce operating costs and drive stronger operating leverage by reducing the Company’s global workforce by approximately 4% and certain office space. Under the first quarter 2024 restructuring plan, the Company recorded restructuring charges of $2.3 million related to severance. The Company expects to incur an impairment charge of approximately $3.2 million upon ceasing the use of certain office space. The Company also anticipates approximately $2.1 million of office space charges through January 2027.

(in thousands)	Severance
Restructuring liability as of December 31, 2023	$—
Restructuring charges	2,257
Cash paid	(53)
Restructuring liability as of March 31, 2024	$2,204

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the SEC. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note About Forward-Looking Statements in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading Risk Factors in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
This MD&A is organized as follows:
•Overview. Discussion of our business, overall analysis of our financial performance and other highlights affecting the business in order to provide context for the remainder of the MD&A.
•Results of Operations. Analysis of our financial results comparing the first quarter of 2024 to 2023.
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
Overview
GoPro helps the world capture and share itself in immersive and exciting ways. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. When consumers use our products and services, they often generate and share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new cameras, accessories, lifestyle gear, and software and subscription offerings. We believe new camera features drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Our investments in image stabilization, mobile and desktop app editing and sharing solutions, modular accessories, auto-upload capabilities, local language user-interfaces and voice recognition in more than 12 languages are designed to drive the expansion of our global market.
In September 2023, we began shipping our HERO12 Black flagship camera that includes our GP2 processor, HyperSmooth 6.0 image stabilization, high dynamic range (HDR) photos and videos in 5.3K at 60 frames per second (FPS) and 4K at 60 FPS, and wireless audio support for Apple AirPods and other Bluetooth devices. HyperSmooth 6.0 image stabilization features improved AutoBoost, which analyzes up to 4x more data compared to HyperSmooth 5.0 while supporting 360-degree Horizon Lock. The HERO12 Black also includes 10-bit color video at up to 5.3K video at 60 FPS, 27-megapixel photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and HyperView, which allows for a 16:9 field of view. The HERO12 Black also includes the Enduro Battery, which improves the camera performance in both cold and moderate temperatures, a front-facing and rear touch display, TimeWarp 3.0, a Timecode Sync feature, and a Night Effects Time Lapse feature. We also offer our Max Lens Mod 2.0 for HERO12 Black, which features an ultra wide-angle digital lens for 4K video at 60 FPS, Max HyperSmooth in all video modes, and Horizon Lock for all digital lenses. Additionally, we offer our HERO12 Black

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Creator Edition, which combines the HERO12 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.
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
We continue to monitor the current evolving macroeconomic landscape. Inflation, fluctuating interest rates, a strengthening U.S. dollar, and recession concerns places increasing pressure on many areas of our business, including product pricing, operating expenses, component pricing and consumer spending. In the past, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively impacted. See Item 1A. Risk Factors for further discussion of the possible impact of evolving macroeconomic conditions on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

(units and dollars in thousands, except per share amounts)	Q1 2024	Q4 2023	Q1 2023	Q1 2024 vs. Q4 2023	Q1 2024 vs. Q1 2023
Revenue	$155,469	$295,420	$174,720	(47)%	(11)%
Camera units shipped (1)	393	895	462	(56)%	(15)%
Gross margin (2)	34.1%	34.2%	30.0%	(10)	bps	410	bps
Operating expenses	$94,451	$110,463	$92,316	(14)%	2%
Net loss	$(339,088)	$(2,418)	$(29,869)	13,923%	1,035%
Diluted net loss per share	$(2.24)	$(0.02)	$(0.19)	11,100%	1,079%
Cash provided by (used in) operations	$(98,403)	$43,729	$(67,102)	(325)%	47%

Other financial information:
Adjusted EBITDA (3)	$(29,301)	$3,267	$(27,526)	(997)%	6%
Non-GAAP net income (loss) (4) (5)	$(31,689)	$4,158	$(25,485)	(862)%	24%
Non-GAAP diluted net income (loss) per share (5)	$(0.21)	$0.03	$(0.16)	(800)%	31%
(1)     Represents the number of camera units that are shipped during a reporting period, net of any returns.
(2)    One basis point (bps) is equal to 1/100th of 1%.
(3)     We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of income tax expense (benefit), interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, (gain) loss on extinguishment of debt, and restructuring and other costs, including right-of-use asset impairment charges (if applicable).
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
(5)     For the three months ended March 31, 2024, the income tax adjustments reflect current and deferred income tax and the effect of non-GAAP adjustments to better align with SEC guidance, and also includes the establishment of a valuation allowance on United States federal and state deferred tax assets. For comparative purposes, we have revised our prior period income tax adjustments to reflect current and deferred income tax expense (benefit) and the effect of non-GAAP adjustments.
Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures and explanations for why we consider non-GAAP measures to be helpful for investors are presented under Non-GAAP Financial Measures.
First quarter 2024 financial performance
Revenue for the first quarter of 2024 was $155.5 million, which represented an 11.0% decrease from the same period in 2023. The year-over-year decrease was primarily driven by the 14.9% decrease in units shipped in the quarter of 393 thousand, compared to 462 thousand in the same period in 2023, partially offset by an 11.6% increase in our subscription and service revenue year-over-year. Units shipped decreased year-over-year primarily due to macroeconomic issues resulting in a softer consumer market in the Americas and Asia-Pacific regions, particularly in China, although other markets saw softness in the Asia-Pacific region as well, reduction of channel inventory sequentially by our retail partners, and increased competition in the North American and Asia-Pacific region, primarily in China. Our first quarter 2024 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 70% compared to 87% for the same period in 2023 as a result of our strategic MSRP reductions. Despite these factors, our first quarter of 2024 average selling price increased 4.5% year-over-year to $395, primarily due to a year-over-year increase in subscription and service revenue. Average selling price is defined as total reported revenue divided by camera units shipped. Retail revenue was $106.3 million in the first quarter of 2024 and represented 68.4% of total revenue, compared to 45.7% of total revenue for the same period in 2023. GoPro.com revenue, which includes subscription and service revenue, was $49.2 million in the first quarter of 2024 and represented 31.6% of total revenue, compared to 54.3% of total revenue for the same period in 2023. Our overall subscription attach rate from both sales on GoPro.com and from post-camera purchases at

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
retail was 48% in the first quarter of 2024. Our aggregate retention rate for annual subscribers was 69% in the first quarter of 2024, compared to 65% in the same period in 2023, a 6% improvement. Our gross margin percentage for the first quarter of 2024 was 34.1% and benefitted primarily from year-over-year reductions in camera component costs and an increase in subscription and service revenue. Net loss for the first quarter of 2024 was $339.1 million compared to net loss of $29.9 million in the same period in 2023. In the first quarter of 2024, we recorded a $294.9 million valuation allowance on all our U.S. federal and state deferred tax assets as it is more likely than not that our U.S. federal and state deferred tax assets will not be realized in the foreseeable future primarily due to near term macroeconomic factors, competition, acquisition integration expenses, restructuring costs, and development of our product road map. Adjusted EBITDA for the first quarter of 2024 was negative $29.3 million, compared to negative $27.5 million for the same period in 2023.
Our overall subscription attach rate from camera purchases through both GoPro.com and at retail represents the number of new GoPro subscribers in the period over the corresponding number of estimated camera units sold through both GoPro.com and retail channels. Our aggregate retention rate for annual subscribers represents the percent of annual subscribers that renewed their subscription in the period, over the total corresponding renewal events.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs, and better execution. We incurred an operating loss in the first quarter of 2024, and for the full year 2023. We continue to make strategic decisions to drive volume, growth, and profitability in our business. Despite our operating losses, our first quarter of 2024 and prior restructuring actions, along with continued effective cost management, have enabled us to scale our on-going operating expenses based on our growth strategies, resulting in an efficient global organization that has allowed for improved communication and alignment among our functional teams. We remain focused on increasing our total addressable market with new and innovative products, increasing unit sales volume of our existing products, increasing our subscriber base, and will continue our focus to grow and cultivate the partnerships with our distributors and retailers to rebuild our retail channel. In executing our strategy to rebuild our retail presence, our expectation is that sales from our retail channel will continue to increase relative to sales on GoPro.com. We have grown our subscribers and subscription and service revenue over the past several years and continue to make strategic decisions to enhance our subscription offerings, grow subscribers, increase retention, and increase subscription and service revenue.
If we are unable to generate adequate unit sales and revenue growth as a result of the strategic price move, successfully increase our total addressable market, successfully increase retail sales, grow subscribers and subscription and service revenue, effectively manage our expenses, and navigate the volatile macroeconomic environment (including fluctuating interest rates and currency exchange rates, and recession concerns), we may incur significant losses in the future and may not be able to return to profitability.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, mobile and desktop applications, and other new offerings. We plan to further build upon our integrated mobile, desktop and cloud-based storytelling solutions, and subscription offerings. Our investments, including those for marketing and advertising, and those related to development efforts associated with our most recent acquisition, may not successfully drive increased revenue and our customers may not accept our new offerings. If we fail to innovate and enhance our brand, our products, our mobile and desktop app experience, or the value proposition of our subscription, our market position and revenue will be adversely affected. Further, we have and will continue to incur substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments and our business may be adversely affected.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Improving profitability. We believe that our continued focus on growing our total addressable market from our retail and GoPro.com channels, including subscription and service revenue, will support our ability to return to profitability on an annual basis due to increases in unit volume, subscribers and related revenue, and continued operating expense control. We continue to believe that international markets represent a significant opportunity to achieve profitability. While the total market for digital cameras has continued to decline as smartphone and tablet camera quality has improved, we continue to believe that our consumers’ differentiated use of GoPro cameras, our mobile and desktop app and cloud solutions, our continued innovation of product features desired by our users, and our brand, all help support our business from many of the negative trends facing the digital camera market. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. Sales in international locations subject us to foreign currency exchange rate fluctuations and regional macroeconomic conditions that may cause us to adjust pricing which may make our products more or less attractive to the consumer. Continued fluctuations in foreign currency exchange rates and regional macroeconomic conditions could have a continued impact on our future operating results.
Our profitability also depends on the continued success of our subscription and service offerings. If we are not successful in maintaining our product sales, and subscription and service offerings, increasing our paid subscriber base, retail mobile app attach, and retail desktop app attach, and improving subscriber retention, we may not be able to return to profitably and we may not recognize benefits from our investment in new areas.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended March 31,
(dollars in thousands)	2024		2023
Revenue	$155,469	100%	$174,720	100%
Cost of revenue	102,431	66	122,218	70
Gross profit	53,038	34	52,502	30
Operating expenses:
Research and development	44,612	29	38,185	22
Sales and marketing	35,146	23	38,055	22
General and administrative	14,693	9	16,076	9
Total operating expenses	94,451	61	92,316	53
Operating loss	(41,413)	(27)	(39,814)	(23)
Other income (expense):
Interest expense	(674)	—	(1,153)	(1)
Other income, net	1,208	1	2,845	2
Total other income, net	534	—	1,692	1
Loss before income taxes	(40,879)	(26)	(38,122)	(22)
Income tax expense (benefit)	298,209	192	(8,253)	(5)
Net loss	$(339,088)	(218)%	$(29,869)	(17)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended March 31,
	2024	2023	% Change
Camera units shipped	393	462	(15)%

Average selling price	$395	$378	4

Retail	$106,314	$79,809	33
Percentage of revenue	68.4%	45.7%
GoPro.com	$49,155	$94,911	(48)
Percentage of revenue	31.6%	54.3%
Total revenue	$155,469	$174,720	(11)%

Americas	$76,597	$89,519	(14)%
Percentage of revenue	49.2%	51.3%
Europe, Middle East and Africa (EMEA)	$52,008	$46,016	13
Percentage of revenue	33.5%	26.3%
Asia and Pacific (APAC)	$26,864	$39,185	(31)
Percentage of revenue	17.3%	22.4%
Total revenue	$155,469	$174,720	(11)%
Revenue for the first quarter of 2024 was $155.5 million, which represented an 11.0% decrease from the same period in 2023. The year-over-year decrease was primarily driven by the 14.9% decrease in units shipped in the quarter of 393 thousand, compared to 462 thousand in the same period in 2023, partially offset by an 11.6% increase in our subscription and service revenue year-over-year. Units shipped decreased year-over-year primarily due to macroeconomic issues resulting in a softer consumer market within the Americas and Asia-Pacific regions, particularly in China, although other markets saw softness in the Asia-Pacific region as well, reduction of channel inventory sequentially by our retail partners, and increased competition in the North American and Asia-Pacific region, primarily in China. Our first quarter 2024 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 70% compared to 87% for the same period in 2023 as a result of our strategic MSRP reductions. Despite these factors, our first quarter of 2024 average selling price increased 4.5% year-over-year to $395, primarily due to a year-over-year increase in subscription and service revenue. Retail revenue was $106.3 million in the first quarter of 2024 and represented 68.4% of total revenue, compared to 45.7% of total revenue for the same period in 2023. GoPro.com revenue, which includes subscription and service revenue, was $49.2 million in the first quarter of 2024 and represented 31.6% of total revenue, compared to 54.3% of total revenue for the same period in 2023.
Cost of revenue and gross margin

	Three months ended March 31,
(dollars in thousands)	2024	2023	% Change
Cost of revenue	$102,003	$121,751	(16)%
Stock-based compensation	415	466	(11)
Restructuring costs	13	1	1,200
Total cost of revenue	$102,431	$122,218	(16)%
Gross margin	34.1%	30.0%	410	bps

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Gross margin of 34.1% for the first quarter of 2024 increased from 30.0% in the same period of 2023, or 410 bps, primarily due to lower camera costs, 230 bps, an increase in subscription and service revenue, 110 bps, and lower operational costs associated with reduced revenue mix from GoPro.com, 70 bps. In the first quarter of 2023, we incurred a $23.5 million price protection charge related to our strategy shift, which included a reduction of camera MSRPs in May 2023. In the first quarter of 2024, our camera price points reflected the pricing changes enacted in May 2023, resulting in net pricing that was reasonably consistent year-over-year.
Research and development

	Three months ended March 31,
(dollars in thousands)	2024	2023	% Change
Research and development	$39,161	$33,428	17%
Stock-based compensation	4,265	4,746	(10)
Acquisition-related costs	156	—	100
Restructuring costs	1,030	11	9,264
Total research and development	$44,612	$38,185	17%
Percentage of revenue	28.7%	21.9%
The year-over-year increase of $6.4 million, or 16.8%, in total research and development expense for the first quarter of 2024 compared to the same period of 2023 was primarily driven by a $3.1 million increase in cash-based personnel-related costs, a $2.3 million increase in consulting and professional services, a $1.0 million increase in restructuring charges and a $0.4 million increase in travel related costs, partially offset by a $0.5 million decrease in stock-based compensation.
Sales and marketing

	Three months ended March 31,
(dollars in thousands)	2024	2023	% Change
Sales and marketing	$32,852	$35,871	(8)%
Stock-based compensation	1,744	2,178	(20)
Restructuring costs	550	6	9,067
Total sales and marketing	$35,146	$38,055	(8)%
Percentage of revenue	22.6%	21.8%
The year-over-year decrease of $2.9 million, or 7.6%, in total sales and marketing expense for the first quarter of 2024 compared to the same period of 2023 was primarily driven by $1.7 million decrease in credit card fees, and a $1.6 million decrease in advertising and marketing expenses primarily attributable to online campaigns, and activation events, partially offset by a $0.4 million increase in cash-based personnel-related costs.
General and administrative

	Three months ended March 31,
(dollars in thousands)	2024	2023	% Change
General and administrative	$11,047	$13,149	(16)%
Stock-based compensation	2,346	2,924	(20)
Acquisition-related costs	681	—	100
Restructuring costs	619	3	20,533
Total general and administrative	$14,693	$16,076	(9)%
Percentage of revenue	9.5%	9.2%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The year-over-year decrease of $1.4 million, or 8.6%, in total general and administrative expense for the first quarter of 2024 compared to the same period of 2023 was primarily driven by a $1.8 million decrease in consulting and professional services, partially offset by a $0.7 million increase in acquisition-related costs.
Restructuring costs
First quarter 2024 restructuring. On March 14, 2024, we approved a restructuring plan to reduce operating costs and drive stronger operating leverage by reducing our global workforce by approximately 4% and certain office space. Under the first quarter 2024 restructuring plan, we recorded restructuring charges of $2.3 million related to severance. We expect to incur an impairment charge of approximately $3.2 million upon ceasing the use of certain office space. We also anticipate approximately $2.1 million of office space charges through January 2027.
See Note 12 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements.
Other income (expense)

	Three months ended March 31,
(dollars in thousands)	2024	2023	% Change
Interest expense	$(674)	$(1,153)	(42)%
Other income, net	1,208	2,845	(58)
Total other income, net	$534	$1,692	(68)%
Total other income, net was income of $0.5 million for the first quarter of 2024 compared to income of $1.7 million for the same period of 2023. The year-over-year change of $1.2 million was primarily due to an overall lower cash and investment balances resulting in a $0.9 million decrease in interest income, and a $0.8 million decrease in net foreign exchange rate-based gains, partially offset by a $0.5 million decrease in cash interest expense as we extinguished part of our 2025 Notes in the fourth quarter of 2023.
Income taxes

	Three months ended March 31,
(dollars in thousands)	2024	2023	% Change
Income tax expense (benefit)	$298,209	$(8,253)	(3,713)%
We recorded an income tax expense of $298.2 million for the three months ended March 31, 2024, on pre-tax net loss of $40.9 million. Our income tax expense for the three months ended March 31, 2024 primarily resulted from a tax expense of $1.4 million on pre-tax book income in certain tax jurisdictions, and discrete items that included $294.9 million of net tax expense from the establishment of a valuation allowance on United States federal and state net deferred tax assets, and $2.5 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by $0.4 million of restructuring charges.
Each quarter, we assess the realizability of our existing deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. In the assessment for the period ended March 31, 2024, we concluded based on the introduction of negative evidence resulting from developments in the first quarter of 2024, such as increased and accelerated costs associated with our future product strategy and roadmap, an increasingly competitive environment, integration and product development costs related to the recent acquisition of Forcite Helmet Systems, restructuring costs and other negative factors, that it is more likely than not that our deferred tax assets related to United States federal and state deferred tax assets will not be realized. Therefore, after consideration of our deferred tax liabilities and recent developments, we provided a valuation allowance of $294.9 million on United States federal and state deferred tax assets. That determination was also based, in part, on our revised expectation that our projections of pre-tax losses in 2024 and future years will cause us to be in a cumulative GAAP loss for ASC Topic 740 purposes in 2024 and forward. We will continue to monitor our future financial results, expected projections and the potential impact on our assessment regarding the recoverability of our deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In 2021, the Organization for Economic Co-operation and Development (OECD) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (Pillar Two) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We assessed the impact of Pillar Two and there is no material impact to our provision for income taxes for the three months ended March 31, 2024. We will continue to monitor future guidance issued and assess the potential impact to our condensed consolidated financial statements.
See Note 9 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$133,658	$222,708
Marketable securities	—	23,867
Total cash, cash equivalents and marketable securities	$133,658	$246,575
Percentage of total assets	23%	25%
Our primary source of cash is receipts from sales of our products, and subscription and service. Other sources of cash are from proceeds from the issuance of convertible notes, employee participation in the employee stock purchase plan, the exercise of employee stock options, and facility subleases. Our primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing, office rent, purchases of property and equipment, other costs of revenue, share repurchases, repurchases of convertible notes, acquisitions, interest, and taxes.
Our liquidity position has been historically impacted by seasonality, which is primarily driven by higher revenues during the second half of the year as compared to the first half. For example, net cash provided by operating activities during the second half of 2023 was $42.1 million, compared to cash used by operating activities of $75.0 million during the first half of 2023.
As of March 31, 2024, our cash, cash equivalents, and marketable securities totaled $133.7 million. Our cash, net of the outstanding principal balance of the 2025 Notes, as of March 31, 2024, was $39.9 million. The overall cash used in operating activities of $98.4 million for the first three months of 2024 was primarily attributable to a net loss of $339.1 million and net cash outflows from changes in our working capital of $67.9 million, partially offset by a deferred tax asset expense of $296.8 million, and net cash inflows from other non-cash expenses of $11.8 million. Working capital changes for the three months ended March 31, 2024 of $67.9 million were the result of a decrease in accounts payable and other liabilities of $62.4 million, an increase in inventory of $25.0 million, an increase in prepaid expenses and other assets of $2.3 million and a decrease in deferred revenue of $0.7 million, partially offset by a decrease in accounts receivable of $22.4 million. As of March 31, 2024, $15.9 million of cash was held by our foreign subsidiaries.
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
There have been no significant changes to our contractual obligations and commitments disclosed in our 2023 Annual Report.
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
•In January 2021, we entered into the 2021 Credit Agreement, which provides for a revolving credit facility under which we may borrow up to an aggregate amount of $50.0 million. As amended in March 2023, our credit facility will terminate and any outstanding borrowings become due and payable on the earlier of (i) January 2027 and (ii) unless we have cash in a specified deposit account in an amount equal to or greater than the amount required to repay our 1.25% convertible senior notes due November 2025, 91 days prior to the maturity date of such convertible notes. As of March 31, 2024, we could borrow up to $44.8 million under the 2021 Credit Agreement. No borrowings have been made from the credit facility to date (See Note 5 Financing arrangements, in the Notes to Condensed Consolidated Financial Statements for additional information).
•The $93.8 million aggregate principal amount of the 2025 Notes matures on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. We intend to deliver cash up to the principal amount of the 2025 Notes, based on our current and projected liquidity levels.
As of March 31, 2024, we had $133.7 million in cash, cash equivalents and marketable securities. Based on our current cash balance, our proactive cost reductions implemented to date, and working capital adjustments, we anticipate we will have sufficient funds to meet our strategic and working capital requirements, debt service requirements and lease payment obligations for at least twelve months from the issuance of these condensed consolidated financial statements. We also have $44.8 million available to draw from our 2021 Credit Agreement as of March 31, 2024 and as our 2025 Notes are due in November 2025, we have the ability to convert the balance due into stock. If we are unable to obtain adequate debt or equity financing when we require it or on terms acceptable to us, our ability to grow our business, repay debt and respond to business challenges could be significantly limited. Although management believes its current cash resources are sufficient to sustain operations for one year from issuance of these condensed consolidated financial statements, the success of our operations and the global economic outlook, among other factors, could impact our business and liquidity. We will continue to evaluate additional measures, including cost reduction initiatives, debt refinancing, and other similar arrangements. The current cash flow projections used in our evaluation do not include the impact of these additional measures.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023	% Change
Net cash provided by (used in):
Operating activities	$(98,403)	$(67,102)	47%
Investing activities	$10,728	$7,735	39%
Financing activities	$(598)	$(6,927)	(91)%
Cash flows from operating activities
Cash used in operating activities of $98.4 million for the three months ended March 31, 2024 was primarily attributable to a net loss of $339.1 million, net cash outflows from changes in our working capital of $67.9 million, and a deferred tax asset expense of $296.8 million, partially offset by net cash inflows from other non-cash expenses of $11.8 million. Working capital changes for the three months ended March 31, 2024 of $67.9 million were the result of a decrease in accounts payable and other liabilities of $62.4 million, an increase in inventory of $25.0 million, an increase in prepaid expenses and other assets of $2.3 million and a decrease in deferred revenue of $0.7 million, partially offset by a decrease in accounts receivable of $22.4 million.
Cash flows from investing activities
Cash provided by investing activities of $10.7 million for the three months ended March 31, 2024 was primarily attributable to maturities of marketable securities of $24.0 million, partially offset by $12.3 million of net cash used to acquire Forcite Helmet Systems, and net purchases of property and equipment of $1.0 million.
Cash flows from financing activities
Cash used in financing activities of $0.6 million for the three months ended March 31, 2024 was primarily attributable to $2.0 million in tax payments for net restricted stock unit (RSU) settlements, partially offset by $1.4 million of cash inflows from stock purchases made through our employee stock purchase plan.
Indemnifications
The information set forth under Note 10 Commitments, contingencies, and guarantees in the Notes to Condensed Consolidated Financial Statements under the caption Indemnifications is incorporated herein by reference.
Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2023 Annual Report, except for estimates used in our goodwill impairment analysis and assessment of the recoverability of our deferred tax assets.
Impairment of goodwill
We perform an annual assessment of our goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate, declines in market capitalization or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of our single reporting unit is less than the carrying value. If we determine that it is more likely than not that the fair value of our single reporting unit is less than the carrying value, we measure the amount of impairment as the amount the carrying value of our single reporting unit exceeds the fair value, up to the carrying value of goodwill, by using a discounted cash flow method and market approach method.
Although our market capitalization further declined in the first quarter of 2024, we do not believe that it is more likely than not that the fair value of our single reporting unit is less than the carrying value. Using the market capitalization approach, which we would expect to be similar to the discounted cash flow method, the fair value of our single reporting unit is estimated based on the trading price of our stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
obtaining control of the business. As of March 31, 2024, the market capitalization exceeded the carrying value of our single reporting unit by 34%, which was not adjusted for an acquisition control premium which would further increase the percentage the fair value exceeded the carrying value.
The estimated fair value of our single reporting unit is sensitive to the volatility in our stock price. For example, our stock price decreased from $2.23 on March 31, 2024 to a low of $1.69 on April 22, 2024, which would have resulted in our market capitalization exceeding the carrying value of our single reporting unit by 13% which was not adjusted for an acquisition control premium. If our market capitalization continues to decline or future performance falls below our current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which a charge would be necessary. We will continue to monitor developments, including updates to our forecasts and market capitalization. An update of our assessment and related estimates may be required in the future.
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
Each quarter, we assess the realizability of our existing deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. For the year ended December 31, 2023, we continued to believe that it was more likely than not that our United States federal and state and foreign deferred tax assets would be realized and thus, a valuation allowance was not required on our deferred tax assets. Key considerations included a three-year cumulative income position with two years of income and a positive trend in our retail strategy in 2023, and we expected this retail strategy would favorably impact profitability in 2024 with a full year positive impact expected in 2025. During the first quarter of 2024, recent developments negatively impacted our assessment, and these included increased and accelerated costs associated with our future product strategy and roadmap, an increasingly competitive environment, integration and product development costs related to the recent acquisition of Forcite Helmet Systems, restructuring costs and other negative factors. Thus, as of March 31, 2024, we concluded that it was more likely than not that the United States federal and state deferred tax assets were not realizable and established a valuation allowance.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
These non-GAAP financial measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Some of these limitations are:
•adjusted EBITDA does not reflect income tax expense (benefit), which may change cash available to us;
•adjusted EBITDA does not reflect interest income (expense), which may reduce cash available to us;
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
•adjusted EBITDA and non-GAAP net income (loss) exclude stock-based compensation expense related to equity awards granted primarily to our workforce. We exclude stock-based compensation expense because we believe that the non-GAAP financial measures excluding this item provide meaningful supplemental information regarding operational performance. In particular, we note that companies calculate stock-based compensation expense for the variety of award types that they employ using different valuation methodologies and subjective assumptions. These non-cash charges are not factored into our internal evaluation of non-GAAP net income (loss) as we believe their inclusion would hinder our ability to assess core operational performance;
•adjusted EBITDA and non-GAAP net income (loss) excludes any gain or loss on the extinguishment of debt because it is not reflective of ongoing operating results in the period, and the frequency and amount of such gains and losses vary;
•non-GAAP net income (loss) excludes acquisition-related costs including the amortization of acquired intangible assets (primarily consisting of acquired technology), the impairment of acquired intangible assets (if applicable), as well as third-party transaction costs incurred for legal and other professional services. These costs are not factored into our evaluation of potential acquisitions, or of our performance after completion of the acquisitions because these costs are not related to our core operating performance or reflective of ongoing operating results in the period, and the frequency and amount of such costs vary significantly based on the timing and magnitude of our acquisition transactions and the maturities of the businesses being acquired. Although we exclude the amortization of acquired intangible assets from our non-GAAP net income (loss), management believes that it is important for investors to understand that such intangible assets were recorded as part of purchase accounting and can contribute to revenue generation;
•non-GAAP net income (loss) includes income tax adjustments. Beginning in the first quarter of 2024, we revised our income tax adjustments to reflect the current and deferred income tax and the effect of non-GAAP adjustments to better align with SEC guidance, and included the establishment of a valuation allowance on United States federal and state deferred tax assets. For comparative purposes, we have revised the prior year income tax adjustments to reflect current and deferred income tax expense (benefit) and the effect of non-GAAP adjustments;
•GAAP and non-GAAP net income (loss) per share includes the dilutive, tax effected cash interest expense associated with our 2025 Notes in periods of net income, as if converted at the beginning of the period; and
•other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended March 31,
(in thousands)	2024	2023
Net loss	$(339,088)	$(29,869)
Income tax expense (benefit)	298,209	(8,253)
Interest income, net	(1,289)	(1,683)
Depreciation and amortization	1,325	1,809
POP display amortization	862	417
Stock-based compensation	8,770	10,314
Restructuring and other costs	1,910	(261)
Adjusted EBITDA	$(29,301)	$(27,526)
The following table presents a reconciliation of net loss to non-GAAP net loss:

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Net loss	$(339,088)	$(29,869)
Stock-based compensation	8,770	10,314
Acquisition-related costs	837	—
Restructuring and other costs	1,910	(261)
Income tax adjustments (1)	295,882	(5,669)
Non-GAAP net loss	$(31,689)	$(25,485)

GAAP basic and diluted net loss per share	$(2.24)	$(0.19)
Non-GAAP basic and diluted net loss per share	$(0.21)	$(0.16)

GAAP and non-GAAP shares for basic and diluted net loss per share	151,091	155,402
(1)     For the three months ended March 31, 2024, the income tax adjustments reflect current and deferred income tax and the effect of non-GAAP adjustments to better align with SEC guidance, and also includes the establishment of a valuation allowance on United States federal and state deferred tax assets. For comparative purposes, income tax adjustments for the three months ended March 31, 2023, have been revised to reflect current and deferred income tax expense (benefit) and the effect of non-GAAP adjustments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com is denominated in U.S. dollars and various foreign currencies. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Australian dollar, Canadian dollar, Korean won and Japanese yen. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of March 31, 2024. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1., Note 10 Commitments, contingencies, and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended March 31, 2024.

Item 1A. Risk Factors
The risks described in Risk Factors in our 2023 Annual Report, and as supplemented below, could materially and adversely affect our business, financial condition and results of operations. The risk factors below do not identify all risks that we face; our operations or financial condition could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
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
•We rely on third-party suppliers, some of which are sole-source suppliers, to provide services and components for our products which may lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain or our operations and may increase our costs.
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
We have achieved GAAP income in prior years, however in the future, we may not be able to achieve our forecast, sustain revenue growth or profitability, and our operating results may fluctuate unpredictably. For example, our annual revenue decreased from $1.09 billion in 2022 to $1.01 billion in 2023, and our quarterly revenue decreased from $174.7 million for the three months ended March 31, 2023 to $155.5 million in the same period for 2024. In addition, we incurred a net loss of $53.2 million for the full year of 2023 and earned net income of $28.8 million for the full year of 2022. In future periods, sales or revenue could continue to decline, remain flat, or grow more slowly than we expect, or we could be negatively impacted by foreign currency exchange rate fluctuations, which could have a material negative effect on our future operating results. For example, foreign currency exchange rate fluctuations negatively impacted revenue and operating income by $50.4 million in 2022.

Lower levels of revenue, lower product margins or higher levels of operating expenses in future periods may result in losses or limited profitability. We may experience lower levels of revenue, lower product margins or higher levels of operating expenses for a variety of reasons, including, among other factors: ineffective investments in product innovation and development, including investments related to our recent acquisition of Forcite Helmet Systems; any delays or issues with our new product launches; increased advertising and marketing costs and/or ineffectiveness thereof; increasing freight rates; shipping delays; increased supply chain costs; impact of currency exchange rates; failure to maintain higher average sales pricing for our cameras; or a recession or other sustained adverse market events that materially impacts consumer purchases of discretionary items, such as our products. For example, in 2023, our margins were negatively impacted by price protection charges, an increase in the volume of sales of our entry-level price point cameras, and a decrease to sales from GoPro.com.
Additionally, we previously implemented company-wide restructurings of our business, including a restructuring in March 2024, resulting in a reduction in our global workforce and the elimination of certain open positions, consolidation of certain leased office facilities, as well as the elimination of several high-cost initiatives, in order to focus our resources on cameras, accessories, and subscription and service. We may continue to experience fluctuating revenue, expenses, and profitability for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and in our 2023 Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.
Our goal to grow revenue and be profitable relies upon our ability to grow unit sales, and we may not be successful in doing so.
Our ability to grow revenue and be profitable relies on increasing unit sales. We depend upon maintaining and developing effective sales channels between our retailers, distributors, and direct-to-consumer via GoPro.com.
Our future growth relies, in part, on increasing sales through our current retail partners and distributors, as well as expanding our retail footprint, and building and maintaining strong relationships with retail partners and distributors to promote our brand and to market and sell our products. Slower than forecasted growth or any reduction in sales by our retail and distribution channels could adversely affect our revenue, operating results, and financial condition. We depend on retailers to provide adequate and attractive space for our products and POP displays in their stores and acquiesce to our policies. Due to macroeconomic factors and risk of theft, some retailers carry and display less inventory, which has impacted sales. We further depend on our retailers to employ, educate, and motivate their sales personnel to effectively sell our products. If our retailers do not adequately display our products, choose to reduce the space for our products and POP displays in their stores or locate them in less than premium positioning, or choose not to carry some or all of our products or promote competitors’ products over ours or do not effectively explain to customers the advantages of our products, our sales could decrease and our business could be harmed. Increasing retail and distributor sales requires significant investment and resources. For example, we expect to continue investing in new POP displays and updating existing POP displays for both existing stores and new retailers which we believe will attract, inform consumers, and assist sales personnel to effectively sell our products; however, there can be no assurance that this investment will lead to increased revenue and profit.
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
We have experienced high growth in our subscription service over the past several years, but we may not be able to sustain such growth in the future. Our revenue growth and profitability are dependent on our ability to continuously attract and retain subscribers, and we cannot be certain that efforts to do so will be successful. Any changes to our subscription offerings, or increases to the offering costs, could have an adverse effect on the success and profitability of our subscription service, attracting new subscribers and retaining existing subscribers. There are many factors that could lead to slowing subscriber growth or a decline in subscribers, including a decline in camera sales, attach rates or retention rates, our failure to introduce new features, benefits, products, or services that customers desire, changes to existing products, services, and pricing that are not favorably received by our customers, or changes in the perceived value of our offerings. For example, part of our subscription growth strategy is dependent on expanding our distribution and retail channels and increasing unit sales which we believe will lead to an increase in subscribers. If the attach rate is less than what we forecasted, particularly the retail attach rate, this could have a negative impact on our overall subscriber growth plans. A decline in subscribers could have an adverse effect on our business, financial condition, and operating results.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, tech-enabled helmets, software applications, and other products and services. Our research and development expenses were $165.7 million, $139.9 million, and $141.5 million for 2023, 2022, and 2021 respectively and we expect that our research and development expenses will continue to be substantial in 2024 as we develop innovative technologies. Unanticipated problems in developing products could divert substantial resources, which may impair our ability to develop new products and enhancements of existing products and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
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
We rely on third-party suppliers, some of which are sole-source suppliers, to provide services and components for our products which may lead to supply shortages, long lead times for components, and supply changes, any of which could disrupt our supply chain or our operations and may increase our costs.
Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. We do not have internal manufacturing capabilities and rely on several contract manufacturers, located in China and Thailand, to manufacture our products. All of the components that go into the manufacturing of our hardware products and accessories are sourced from third-party suppliers. We do not control our contract manufacturers or suppliers, including their capacity, bandwidth, or costs of their labor, environmental or other practices.
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
In particular, for our camera designs we incorporate system on chips, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique design and performance profiles, and as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP1 system on chip in our MAX camera as well as our HERO9 Black camera and the GP2 system on chip in our HERO12 Black, HERO11 Black, HERO11 Black Mini, HERO10 Black, and HERO10 Black Bones cameras. We rely on a single source for GP1 and GP2 and are subject to price increases for those components. Costs for the components that comprise GP1 and GP2 could continue to increase even as prices for commodity components decline.
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
As a company engaged in manufacturing and distribution, we are subject to the risks inherent in such activities, including disruptions or delays in supply chain. For example, during the COVID-19 pandemic and as a result of governmental responses to the COVID-19 pandemic among other macroeconomic factors, certain of our suppliers and manufacturers experienced disruptions, resulting in supply shortages and costs increases, staffing shortages, manufacturing facility closures, and similar disruptions could occur in the future. Any increases in the costs of goods and services for our business may also adversely affect our profit margins particularly if we are unable to achieve higher price increases or otherwise increase cost or operational efficiencies to offset the higher costs.
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

Our growth also depends on expanding the market with new capture perspectives with tech-enabled helmets currently in development, our 360-degree camera, MAX, our FPV (first person view) lightweight camera HERO10 Black Bones, and our all-in-one vlogging and filmmaking offerings, HERO12 Black Creator Edition and HERO11 Black Creator Edition, which are initiatives in highly competitive markets, and by adding versatility to our products with expansion mods for HERO12 Black, HERO11 Black, HERO10 Black, and HERO9 Black. We cannot be assured that we will be successful in expanding the market with new capture perspectives or by adding new versatility to our products. If we are not successful in penetrating additional markets, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas.
We depend on sales of our cameras, mounts, and accessories for substantially all of our revenue, and any decrease in the sales or change in sales mix of these products could harm our business.
We expect to derive the majority of our revenue from sales of cameras, mounts, and accessories for the foreseeable future and an increasing amount of revenue attributable from our subscription and service. A decline in the price or unit demand for these products, whether due to a shift in our sales channel strategy, or macroeconomic conditions, including variable tariff rates, competition or otherwise, or our inability to increase sales of higher price point products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our HERO camera line or MAX camera, or our inability to increase sales of these products, could materially harm our business and operating results. Further, any delays or issues with our new product launches could have a material adverse effect on our business, financial condition, and results of operations. For example, in May 2024, we announced plans to delay the launch of our entry level product from Q2 to Q3 2024, and our next generation 360 camera to late 2024 due to the development cycles taking longer than expected. We anticipate this will result in a material shift of revenue from 2024 to 2025.
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
Further, on July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including our board of director’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports on Form 10-K. The new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents by Form 8-K within four business days of determining that an incident is material. We have been subject to such annual report disclosure requirements as with the filing of the 2023 Annual Report and we have been subject to such Form 8-K disclosure requirements since December 18, 2023. Complying with these new cybersecurity disclosure obligations, or any additional new disclosure requirements that may apply to us in the future, could cause us to incur substantial costs and could increase negative publicity surrounding any incident that we are required to disclose.
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
We previously implemented restructuring actions to reduce our operating expenses. For example, on March 26, 2024, we announced a reduction of our global workforce by approximately 4%. Our past restructuring actions and any future restructuring actions could have an adverse effect on our business as a result of decreases in employee morale and the failure to meet operational targets due to the loss of employees. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer as a result.
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
Further, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, since 2023, our closing stock price ranged from a high of $6.46 in the first quarter of 2023 to a low of $2.14 in the first quarter of 2024. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
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
Our success will depend in part upon our ability to effectively manage our operating expenses, including but not limited to, our cash management. We incurred an operating loss in 2023, and we generated operating income for the full year of 2022 and 2021. As of March 31, 2024, we had an accumulated deficit of $588.4 million. We have implemented global reductions-in-force and other restructuring actions to reduce our operating expenses. However, we may not realize the cost savings expected from our cost reduction actions.
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
Consumers use our cameras, mounts, and accessories to self-capture their participation in a wide variety of physical activities, including extreme sports, which in many cases carry the risk of significant injury or death. We may be subject to claims that users have been injured or harmed while using our products, including false claims or erroneous reports relating to safety, security, property damage or privacy issues. Although we maintain insurance to help protect us from the risk of such claims, such insurance may not be sufficient or may not apply to all situations. Similarly, governing sports bodies or proprietors of establishments at which consumers engage in challenging physical activities could seek to ban the use of our products in their events or facilities. For example, in some jurisdictions the mounting of our products on helmets is banned during competitive motorcycle events. In addition, if lawmakers or governmental agencies were to determine that the use of our products increased the risk of injury or harm to all or a subset of our users or should otherwise be restricted to protect consumers, they may pass laws or adopt regulations that limit the use of our products or increase our liability associated with the use of our products. Any of these events could adversely affect our brand, operating results, and financial condition.
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
We have completed several acquisitions, and recently acquired an Australian-based company that offers tech-enables helmets. We may evaluate additional acquisitions, partnerships, or joint ventures with, or strategic investments in, other companies, products or technologies that we believe are complementary to our business. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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
Standards for tracking and reporting CSR matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting CSR data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. Our processes and controls for reporting CSR matters across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting metrics, including CSR-related disclosures pursuant to voluntary disclosure standards and those that are or may be required by the SEC and other regulators, and such standards, or interpretation and guidance thereof, may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future.
For example, on March 6, 2024, the SEC adopted final rules requiring the disclosure of certain climate-related information in registration statements and annual reports, including Scope 1 and 2 emissions and information about climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, a company’s business strategy, results of operations, or financial condition. In addition, under the final rules, certain disclosures related to severe weather events and other natural conditions will be required in audited financial statements. The disclosure requirements are expected to begin phasing in for our reports and registration statements including financial information in the fiscal year ending December 31, 2026. On April 4, 2024, the SEC issued an order staying the final rules until the completion of judicial review. We are currently evaluating the impact of this final rule on our disclosures.
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
Litigation may be necessary to enforce our intellectual property rights. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, on March 29, 2024, we filed a complaint with the U.S. International Trade Commission against Arashi Vision Inc., d/b/a Insta360 and Arashi Vision (U.S.) LLC, d/b/a Insta360 and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc., d/b/a Insta360, and Arashi Vision (U.S.) LLC, d/b/a Insta360, alleging patent infringement of certain GoPro patents related to our cameras and digital imaging technology. Initiating infringement proceedings against third parties can be expensive, may take significant time, and may divert management’s attention from other business concerns. The cost of protecting our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected because of any such legal actions, or a finding that any patents-in-suit are invalid or unenforceable. These legal actions may in the future lead to additional counterclaims against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our business or operations.
We have been, and in the future may be, subject to intellectual property and proprietary rights claims from third parties and may be sued by third parties for alleged infringement.
Third parties, including competitors and non-practicing entities, have made allegations of and brought intellectual property infringement, misappropriation, and other intellectual property rights claims against us, including the matter described in Note 10 Commitments, contingencies, and guarantees in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q. While we will defend ourselves vigorously against any such existing and future legal proceedings, the effort and expense to support such disputes and litigation is considerable and we may not prevail or obtain favorable outcomes against all such allegations, including in the matter described in Note 10 Commitments, contingencies, and guarantees in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
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
In addition, new disclosure standards and rules related to other ESG matters, including with respect to human rights, impact on affected communities, pollution, water stewardship, biodiversity and the circular economy, have been adopted and may continue to be introduced in various states and other jurisdictions. For example, the European Union Corporate Sustainability Reporting Directive became effective in 2023 and applies to both EU and non-EU entities. In October 2023, California adopted new carbon and climate-related reporting requirements for large public and private companies doing business in the state. In March 2024, the SEC adopted final rules requiring the disclosure of certain climate-related information in registration statements and annual reports. As the nature, scope, and complexity of ESG reporting, diligence and disclosure requirements expand, significant effort and expenses could be required to comply with the evolving requirements. As our disclosure obligations increase, third parties may make claims or bring litigation relating to those disclosures which may be costly.
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
Since 2023, our closing stock price ranged from a high of $6.46 in the first quarter of 2023 to a low of $2.14 in the first quarter of 2024. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results, changes in our financial projections provided to the public or our failure to meet those projections, the public’s reaction to our press releases, other public announcements and filings with the SEC, significant transactions, or new features, products or services offered by us or our competitors, changes in our business lines and product lineup, changes in financial estimates and recommendations by securities analysts, media coverage of our business and financial performance, the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us, trends in our industry, any significant change in our management, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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

Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Note 10 Commitments, contingencies, and guarantees, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a discussion on legal proceedings.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 67.6% of the voting power of our outstanding capital stock as of March 31, 2024 with Mr. Woodman, our Chairman and CEO, holding approximately 64.6% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
In 2017, the Tax Cuts and Jobs Act (the Tax Act) was enacted, which contained significant and impactful changes to the U.S. tax law, including, effective as of January 1, 2022, requiring the capitalization and amortization of research and development expenses. There are various proposals in Congress to amend certain provisions of the Tax Act. The state of these proposals and other future legislation remains uncertain and, if enacted, may materially affect our financial position.
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
The United States, the European Commission, countries in the EU, Australia, and other countries where we do business have been considering changes in relevant tax, accounting and other laws, regulations and interpretations, including changes to tax laws applicable to corporate multinationals. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development (OECD). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles related to transfer pricing and continues to develop new proposals including allocating greater taxing rights to countries where customers are located and establishing a minimum tax on global income. A global consensus has been reached among approximately 138 countries, including the European Union and the OECD regarding a planned two-pillar approach to address tax challenges in the digital commerce era. The first pillar focuses on profit allocation and nexus, while the second pillar aims to establish a minimum global effective tax rate of 15%. The United States has not implemented Pillar Two legislation, but certain countries in which we operate have enacted legislation to adopt the Pillar Two framework and several other countries are also considering changes to their tax laws to implement this framework. These changes, as adopted by countries, may increase tax uncertainty and may adversely affect our provision for income taxes and cash flows.

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the 2023 Annual Report in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant estimates and assumptions made by management include those related to revenue recognition (including sales incentives, sales returns, and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), the fair value of our convertible senior notes, and income taxes.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
As of March 31, 2024, we have a remaining share repurchase authorization of $60.4 million under the current stock repurchase program authorized by our Board of Directors in January 2022 and February 2023. No shares of our Class A and Class B common stock were repurchased during the three months ended March 31, 2024.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans of Directors and Executive Officers
Set forth below is certain information regarding “Rule 10b5-1 trading arrangements” (Rule 10b5-1 trading plans) or a “non-Rule 10b5-1 trading arrangements” (non-Rule 10b5-1 trading plans), each as defined in Regulation S-K Item 408, adopted by our directors and officers (as defined in Rule 16a-1(f)) during the first quarter of fiscal year 2024. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date Plan was Adopted	Expiration Date	Total Amount of Class A Common Stock to be Sold Under the Plan
Dean Jahnke (2)	Senior Vice President, Global Sales and Channel Marketing	2/29/2024 (1)	3/1/2025	450,877

(1) On February 29, 2024, Dean Jahnke, our Senior Vice President, Global Sales and Channel Marketing, entered into a Rule 10b5-1 trading plan (the "Jahnke 2024 Plan") which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) The Jahnke 2024 Plan provides for the sale of up to a maximum of 450,877 shares of Class A common stock comprised of shares acquired upon the vesting of restricted stock units and performance-based restricted stock units, purchases under the 2024 Employee Stock Purchase Plan (2024 ESPP), previously vested restricted stock units, previously purchased shares under the 2014 Employee Stock Purchase Plan (2014 ESPP) and the exercise of stock options. During the term of the Jahnke 2024 Plan, all vested shares received pursuant to equity awards granted to Mr. Jahnke will exclude any shares withheld by the Company to satisfy its income tax withholding and remittance obligations in connection with the net settlement of the equity awards. Performance-based restricted stock units are subject to the satisfaction of certain performance criteria and have a payout range of 0% - 150%. Due to pricing conditions in the Jahnke 2024 Plan and the vesting conditions of the awards, the number of shares actually sold under the Jahnke 2024 Plan may be less than the maximum number of shares that can be sold, as noted in the table above. The Jahnke 2024 Plan will expire on March 1, 2025, or earlier if all transactions under the Jahnke 2024 Plan are completed.
On February 14, 2024, Eve Saltman, the Company’s Senior Vice President, Corporate and Business Development, Chief Legal Officer and Secretary and Chief Compliance Officer, terminated a Rule 10b5-1 trading plan which was adopted on November 22, 2022 and amended on August 17, 2023, and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. As of the date of termination of her Rule 10b5-1 trading plan, Ms. Saltman has sold 5,466 shares of Class A common stock under its terms.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading plan during the first quarter of fiscal year 2024.

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

GoPro, Inc.
(Registrant)

Dated:	May 7, 2024	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	May 7, 2024	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	May 7, 2024	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)