Form 10-Q
period 2024-06-30
GoPro, Inc.
filed 2024-08-06
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2024, 126,471,033 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A. of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. Forward-looking statements include, but are not limited to, statements regarding our plans to improve product offerings; projections of results of operations, research and development plans, marketing plans, plans to expand our global retail and distribution footprint, and revenue growth drivers; plans to manage our operating expenses effectively; plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; our ability to achieve profitability if there are delays in our product launches; the impact of negative macroeconomic factors including fluctuating interest rates and inflation, market volatility, economic recession concerns, and potential occurrence of a temporary federal government shutdown; the ability for us to grow camera sales to drive meaningful volume and subscription growth; our ability to acquire and retain subscribers; the impact of competition on our market share, revenue, and profitability; the effects of global conflicts and geopolitical issues such as the conflicts in the Middle East, Ukraine or China-Taiwan relations on our business; plans to settle the note conversion in cash; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the threat of a security breach or other disruption including cyberattacks; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q, including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$133,036	$222,708
Marketable securities	—	23,867
Accounts receivable, net	86,337	91,452
Inventory	97,331	106,266
Prepaid expenses and other current assets	34,723	38,298
Total current assets	351,427	482,591
Property and equipment, net	9,011	8,686
Operating lease right-of-use assets	17,064	18,729
Goodwill	152,351	146,459
Other long-term assets	26,901	311,486
Total assets	$556,754	$967,951

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,901	$102,612
Accrued expenses and other current liabilities	108,215	110,049
Short-term operating lease liabilities	10,434	10,520
Deferred revenue	53,914	55,913
Total current liabilities	238,464	279,094
Long-term taxes payable	13,112	11,199
Long-term debt	92,898	92,615
Long-term operating lease liabilities	24,332	25,527
Other long-term liabilities	3,269	3,670
Total liabilities	372,075	412,105

Commitments, contingencies and guarantees (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 126,471 and 123,638 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	1,014,115	998,373
Treasury stock, at cost, 26,608 and 26,608 shares, respectively	(193,231)	(193,231)
Accumulated deficit	(636,205)	(249,296)
Total stockholders’ equity	184,679	555,846
Total liabilities and stockholders’ equity	$556,754	$967,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$186,224	$241,020	$341,693	$415,740
Cost of revenue	129,514	165,248	231,945	287,466
Gross profit	56,710	75,772	109,748	128,274
Operating expenses:
Research and development	46,932	41,903	91,544	80,088
Sales and marketing	41,353	39,906	76,499	77,961
General and administrative	14,934	16,457	29,627	32,533
Total operating expenses	103,219	98,266	197,670	190,582
Operating loss	(46,509)	(22,494)	(87,922)	(62,308)
Other income (expense):
Interest expense	(790)	(1,139)	(1,464)	(2,292)
Other income, net	811	2,423	2,019	5,268
Total other income, net	21	1,284	555	2,976
Loss before income taxes	(46,488)	(21,210)	(87,367)	(59,332)
Income tax expense (benefit)	1,333	(3,998)	299,542	(12,251)
Net loss	$(47,821)	$(17,212)	$(386,909)	$(47,081)

Basic and diluted net loss per share	$(0.31)	$(0.11)	$(2.55)	$(0.30)

Shares used to compute basic and diluted net loss per share	152,502	154,562	151,796	154,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2024	2023
Operating activities:
Net loss	$(386,909)	$(47,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,884	3,557
Non-cash operating lease cost	(1,611)	2,128
Stock-based compensation	16,561	21,431
Deferred income taxes	296,710	(16,073)
Impairment of right-of-use assets	3,276	—
Other	1,104	(1,993)
Changes in operating assets and liabilities:
Accounts receivable, net	4,943	(5,444)
Inventory	8,935	(8,278)
Prepaid expenses and other assets	(1,437)	(3,079)
Accounts payable and other liabilities	(39,502)	(17,054)
Deferred revenue	(2,752)	(3,068)
Net cash used in operating activities	(97,798)	(74,954)

Investing activities:
Purchases of property and equipment, net	(1,680)	(961)
Purchases of marketable securities	—	(25,782)
Maturities of marketable securities	24,000	90,204
Acquisition, net of cash acquired	(12,308)	—
Net cash provided by investing activities	10,012	63,461

Financing activities:
Proceeds from issuance of common stock	1,380	2,324
Taxes paid related to net share settlement of equity awards	(2,180)	(4,834)
Repurchase of outstanding common stock	—	(20,000)
Net cash used in financing activities	(800)	(22,510)

Effect of exchange rate changes on cash and cash equivalents	(1,086)	181
Net change in cash and cash equivalents	(89,672)	(33,822)
Cash and cash equivalents at beginning of period	222,708	223,735
Cash and cash equivalents at end of period	$133,036	$189,913
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2022	154,888	$960,903	$(153,231)	$(196,113)	$611,559
Common stock issued under employee benefit plans, net of shares withheld for tax	1,960	2,397	—	—	2,397
Taxes paid related to net share settlements	—	(4,251)	—	—	(4,251)
Stock-based compensation expense	—	10,314	—	—	10,314
Repurchase of outstanding common stock	(890)	—	(5,000)	—	(5,000)
Net loss	—	—	—	(29,869)	(29,869)
Balances at March 31, 2023	155,958	969,363	(158,231)	(225,982)	585,150
Common stock issued under employee benefit plans, net of shares withheld for tax	375	7	—	—	7
Taxes paid related to net share settlements	—	(583)	—	—	(583)
Stock-based compensation expense	—	11,117	—	—	11,117
Repurchase of outstanding common stock	(3,606)	—	(15,000)	—	(15,000)
Net loss	—	—	—	(17,212)	(17,212)
Balances at June 30, 2023	152,727	$979,904	$(173,231)	$(243,194)	$563,479

Balances at December 31, 2023	149,897	$998,373	$(193,231)	$(249,296)	$555,846
Common stock issued under employee benefit plans, net of shares withheld for tax	2,403	1,361	—	—	1,361
Taxes paid related to net share settlements	—	(1,977)	—	—	(1,977)
Stock-based compensation expense	—	8,770	—	—	8,770
Net loss	—	—	—	(339,088)	(339,088)
Balances at March 31, 2024	152,300	1,006,527	(193,231)	(588,384)	224,912
Common stock issued under employee benefit plans, net of shares withheld for tax	430	—	—	—	—
Taxes paid related to net share settlements	—	(203)	—	—	(203)
Stock-based compensation expense (Note 7)	—	7,791	—	—	7,791
Net loss	—	—	—	(47,821)	(47,821)
Balances at June 30, 2024	152,730	$1,014,115	$(193,231)	$(636,205)	$184,679
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
The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected in future periods. The Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Annual Report). There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in its 2023 Annual Report, except for estimates used in the Company’s goodwill impairment analysis and assessment of the recoverability of the Company’s deferred tax assets.
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
Although the Company’s market capitalization further declined in the second quarter of 2024, the Company does not believe that it is more likely than not that the fair value of its single reporting unit is less than the carrying value. Using the market capitalization approach, which the Company expects would be similar to the discounted

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
cash flow method, the fair value of the single reporting unit is estimated based on the trading price of the Company’s stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business. As of June 30, 2024, the market capitalization exceeded the carrying value of the single reporting unit by 15% which was not adjusted for an acquisition control premium. The acquisition control premium would further increase the percentage by which the estimated fair value of the Company’s single reporting unit would exceed the carrying value.
The estimated fair value of the Company’s single reporting unit is sensitive to the volatility in the Company’s stock price. For example, a 5% decrease in the Company’s June 30, 2024 stock price would result in its market capitalization exceeding the carrying value of its single reporting unit by 10%, which is not adjusted for an acquisition control premium. If the Company's market capitalization continues to decline or future performance falls below the Company’s current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on the Company’s business, financial condition, and results of operations in the reporting period in which a charge would be necessary. The Company will continue to monitor developments, including updates to the Company’s forecasts and market capitalization. An update of the Company’s assessment and related estimates may be required in the future.
Liquidity. As of June 30, 2024, the Company had $133.0 million in cash, cash equivalents and marketable securities. Based on the Company’s current cash balance, its cost reductions implemented to date, and working capital adjustments, the Company anticipates it will have sufficient funds to meet its strategic and working capital requirements, debt service requirements and lease payment obligations for at least twelve months from the issuance of these condensed consolidated financial statements. The Company also had $44.8 million available to draw from its 2021 Credit Agreement (as defined below) as of June 30, 2024 and its 2025 Notes are due in November 2025, which the Company has the ability to convert the balance due into stock under certain circumstances. If the Company is unable to obtain adequate debt or equity financing when it is required or on terms acceptable to the Company, the Company’s ability to grow its business, repay debt and respond to business challenges could be significantly limited. Although management believes its current cash resources are sufficient to sustain operations for one year from issuance of these condensed consolidated financial statements, the success of the Company’s operations and the global economic outlook, among other factors, could impact its business and liquidity. The Company will continue to evaluate additional measures, including cost reduction initiatives, debt or equity refinancing, and other similar arrangements. The current cash flow projections used in the Company’s evaluation do not include the impact of these additional measures.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
products directly from GoPro.com, the Company retains a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. For PCS, revenue is recognized ratably over 24 months, which represents the estimated period PCS is expected to be provided based on historical experience.
The Company’s subscription and service revenue is recognized primarily from its Premium+, Premium, and Quik subscription offerings and is recognized ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue. The Company launched its Premium+ subscription in February 2024, which includes cloud storage up to 500 gigabytes (GB) of non-GoPro content, access to GoPro’s HyperSmooth Pro video stabilization software, and the features included in the Premium subscription. The Company’s Premium subscription offers a range of services, including unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 25 GB of non-GoPro content, Quik desktop editing tools, which was launched in February 2024, highlight videos automatically delivered via the Company’s mobile app when GoPro camera footage is uploaded to a GoPro cloud account using Auto Upload, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, gear, mounts, and accessories. The Company also offers the Quik subscription that provides access to a suite of simple single-clip and multi-clip editing tools. Subscription and service revenue was $26.3 million, or 14.1% of total revenue for the three months ended June 30, 2024, and $52.2 million, or 15.3% of total revenue for the six months ended June 30, 2024. Subscription and service revenue as a percentage of 2023 annual revenue was not material.
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
Deferred revenue as of June 30, 2024 and December 31, 2023, includes amounts related to the Company’s subscriptions and PCS. The Company’s short-term and long-term deferred revenue balances totaled $56.3 million and $59.1 million as of June 30, 2024 and December 31, 2023, respectively. Of the deferred revenue balance as of December 31, 2023 and 2022, the Company recognized $16.7 million and $16.9 million of revenue during the three months ended June 30, 2024 and 2023, respectively, and $39.4 million and $38.3 million of revenue during the six months ended June 30, 2024 and 2023, respectively. Of the deferred revenue balance as of March 31, 2024 and 2023, the Company recognized $23.2 million and $22.5 million of revenue during the three months ended June 30, 2024 and 2023, respectively.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Income taxes. The Company utilizes the asset and liability method for computing its income tax provision, under which, deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. Management makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income in each tax jurisdiction and, to the extent the Company believes recovery is not likely, establishes a valuation allowance. In the first quarter of 2024, the Company provided a valuation allowance of $294.9 million on United States federal and state deferred tax assets.
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
Recent accounting standards.

Standard	Description	Effect on the condensed consolidated financial statements or other significant matters
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

3. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	June 30, 2024			December 31, 2023
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$80,376	$—	$80,376	$152,760	$—	$152,760
Total cash equivalents	$80,376	$—	$80,376	$152,760	$—	$152,760
Marketable securities:
U.S. treasury securities	$—	$—	$—	$—	$7,962	$7,962
Commercial paper	—	—	—	—	7,942	7,942
Corporate debt securities	—	—	—	—	3,978	3,978
Government securities	—	—	—	—	3,985	3,985
Total marketable securities	$—	$—	$—	$—	$23,867	$23,867
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $52.6 million and $69.9 million as of June 30, 2024 and December 31, 2023, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources and models utilizing market observable inputs to determine their fair value. The Company held no marketable securities as of June 30, 2024, and the contractual maturities of available-for-sale marketable securities as of December 31, 2023 were all less than one year in duration. As of June 30, 2024 and December 31, 2023, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
As of June 30, 2024 and December 31, 2023, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 5 Financing arrangements). In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes. The calculated fair value of the 2025 Notes was $87.4 million and $82.3 million as of June 30, 2024 and December 31, 2023, respectively. The estimated fair value of the 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

4. Condensed consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	June 30, 2024	December 31, 2023
Components	$24,139	$20,311
Finished goods	73,192	85,955
Total inventory	$97,331	$106,266
Property and equipment, net

(in thousands)	June 30, 2024	December 31, 2023
Leasehold improvements	$23,936	$23,818
Production, engineering, and other equipment	37,010	38,574
Tooling	5,647	5,678
Computers and software	13,807	13,896
Furniture and office equipment	3,790	4,575
Tradeshow equipment and other	1,452	1,502
Construction in progress	1,006	83
Gross property and equipment	86,648	88,126
Less: Accumulated depreciation and amortization	(77,637)	(79,440)
Property and equipment, net	$9,011	$8,686
Other long-term assets

(in thousands)	June 30, 2024	December 31, 2023
Point of purchase (POP) displays	$11,023	$6,254
Deposits and other	8,289	8,233
Intangible assets, net	6,890	15
Long-term deferred tax assets	699	296,984
Other long-term assets	$26,901	$311,486

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Intangible assets

	Useful life (in months)	June 30, 2024
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(51,691)	$6,875
Domain name		15	—	15
Total intangible assets		$58,581	$(51,691)	$6,890

	Useful life (in months)	December 31, 2023
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$51,066	$(51,066)	$—
Domain name		15	—	15
Total intangible assets		$51,081	$(51,066)	$15
The gross carrying value of purchased technology increased $7.5 million from December 31, 2023 as a result of the acquisition of Forcite Helmet Systems in February 2024 (see Note 2 Business Acquisitions). Amortization expense was $0.4 million and zero for the three months ended June 30, 2024 and 2023, respectively, and $0.6 million and zero for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2024 (remaining 6 months)	$937
2025	1,875
2026	1,875
2027	1,875
2028	313
$6,875
Accrued expenses and other current liabilities

(in thousands)	June 30, 2024	December 31, 2023
Accrued sales incentives	$51,738	$42,752
Accrued liabilities	20,621	21,214
Employee related liabilities (1)	12,529	18,969
Warranty liabilities	6,206	8,270
Return liability	5,744	6,389
Inventory received	654	1,745
Customer deposits	1,763	1,933
Purchase order commitments	1,658	899
Other	7,302	7,878
Accrued expenses and other current liabilities	$108,215	$110,049
(1)    See Note 12 Restructuring charges for amounts associated with restructuring liabilities.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Product warranty

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Beginning balance	$7,039	$7,245	$8,759	$8,319
Charged to cost of revenue	2,528	4,719	4,339	8,474
Settlement of warranty claims	(3,047)	(4,660)	(6,578)	(9,489)
Warranty liability	$6,520	$7,304	$6,520	$7,304
As of June 30, 2024 and December 31, 2023, $6.2 million and $8.3 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.3 million and $0.5 million, respectively, was recorded as a component of other long-term liabilities.

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
As of June 30, 2024, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement and has made no borrowings from the 2021 Credit Facility to date. As of June 30, 2024, the Company

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
could borrow up to $44.8 million under the 2021 Credit Agreement. However, there is an outstanding letter of credit under the 2021 Credit Agreement of $5.2 million for certain duty-related requirements. This was not collateralized by any cash on hand.
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
The Company may redeem all or any portion of the 2025 Notes on or after November 20, 2023 for cash if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice, at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued interest and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the 2025 Notes. The indenture includes customary terms and covenants, including certain events of default after which the 2025 Notes may be due and payable immediately.
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
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended June 30, 2024, the conditions allowing holders of the 2025 Notes to convert were not met.
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
As of June 30, 2024 and December 31, 2023, the outstanding principal on the 2025 Notes was $93.8 million and $93.8 million, respectively, the unamortized debt issuance cost was $0.9 million and $1.2 million, respectively, and the net carrying amount of the liability was $92.9 million and $92.6 million, respectively, which was recorded as long-term debt within the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2024 and 2023, the Company recorded interest expense of $0.3 million and $0.5 million, respectively, for contractual coupon interest, and $0.1 million and $0.3 million, respectively, for amortization of debt issuance costs. For the six months ended June 30, 2024 and 2023 the Company recorded interest expense of $0.6 million and $0.9 million, respectively, for contractual coupon interest, and $0.3 million and $0.5 million respectively, for amortization of debt issuance costs. As of June 30, 2024, and December 31, 2023, the effective interest rate, which is calculated as the contractual interest rate adjusted for the debt issuance costs, was 1.0% and 2.8%, respectively.

6. Stockholders’ equity
Stock Repurchase Program. On January 27, 2022, the Company’s board of directors authorized the repurchase of up to $100.0 million of its Class A common stock, and on February 9, 2023, the Company’s board of directors authorized the repurchase of an additional $40.0 million of its Class A common stock. Stock repurchases under the program may be made periodically using a variety of methods, including without limitation, open market purchases, block trades or otherwise in compliance with all federal and state securities laws and state corporate law and in accordance with the single broker, timing, price, and volume guidelines set forth in Rule 10b-18 and Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, as such guidelines may be modified by the SEC from time to time. This stock repurchase program has no time limit and may be modified, suspended, or discontinued at any time. The Company currently intends to hold its repurchased shares as treasury stock.
As of June 30, 2024, the remaining amount of share repurchases under the program was $60.4 million. The following table summarizes share repurchases during the three and six months ended June 30, 2024 and 2023.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Shares repurchased	—	3,606	—	4,496
Average price per share	$—	$4.16	$—	$4.45
Value of shares repurchased	$—	$15,000	$—	$20,000

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
Stock options
A summary of the Company’s stock option activity for the six months ended June 30, 2024 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	2,684	$8.43	5.08	$—
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(183)	17.05
Outstanding at June 30, 2024	2,501	$7.80	4.75	$—

Vested and expected to vest at June 30, 2024	2,501	$7.80	4.75	$—
Exercisable at June 30, 2024	2,158	$8.14	4.15	$—

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The aggregate intrinsic value of the stock options outstanding as of June 30, 2024 represents the value of the Company’s closing stock price on June 30, 2024 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the six months ended June 30, 2024 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2023	11,494	$5.94
Granted	5,964	1.99
Vested	(2,719)	6.41
Forfeited	(822)	5.25
Non-vested shares at June 30, 2024	13,917	$4.20
Performance stock units
A summary of the Company’s PSU activity for the six months ended June 30, 2024 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2023	829	$6.40
Granted	1,531	1.70
Vested	(375)	6.52
Forfeited	(12)	5.79
Non-vested shares at June 30, 2024	1,973	$2.73
Employee stock purchase plan. For the six months ended June 30, 2024 and 2023, the Company issued 0.7 million and 0.5 million shares under its employee stock purchase plans, respectively, at weighted-average prices of $2.12 and $5.09, per share, respectively.
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
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$339	$530	$754	$996
Research and development	4,016	4,922	8,281	9,668
Sales and marketing	1,545	2,359	3,289	4,537
General and administrative	1,891	3,306	4,237	6,230
Total stock-based compensation expense	$7,791	$11,117	$16,561	$21,431
There was no income tax benefit related to stock-based compensation expense for the three and six months ended June 30, 2024 due to a full valuation allowance on the Company’s United States net deferred tax assets. The income tax benefit related to stock-based compensation expense was $2.5 million and $4.8 million for the three and six months ended June 30, 2023, respectively. See Note 9, Income taxes, for additional details.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
As of June 30, 2024, total unearned stock-based compensation of $48.4 million related to stock options, RSUs, PSUs, and ESPP shares is expected to be recognized over a weighted-average period of 2.42 years.

8. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(47,821)	$(17,212)	$(386,909)	$(47,081)

Denominator:
Weighted-average common shares—basic and diluted for Class A and Class B common stock	152,502	154,562	151,796	154,980

Basic and diluted net loss per share	$(0.31)	$(0.11)	$(2.55)	$(0.30)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Stock-based awards	16,692	16,039	16,303	15,299
Shares related to convertible senior notes	10,050	15,410	10,050	15,410
Total anti-dilutive securities	26,742	31,449	26,353	30,709
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock.

9. Income taxes
The following table provides the income tax expense (benefit) amount:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Income tax expense (benefit)	$1,333	$(3,998)	$299,542	$(12,251)
The Company recorded an income tax expense of $1.3 million for the three months ended June 30, 2024, on pre-tax net loss of $46.5 million. The Company’s income tax expense for the three months ended June 30, 2024 primarily resulted from a tax expense of $1.5 million on pre-tax book income in certain tax jurisdictions, and discrete items that included $0.5 million of nondeductible equity tax expense for employee stock-based compensation and a net increase in the valuation allowance of $0.2 million, partially offset by an income tax benefit of $0.6 million related to restructuring charges, and an income tax benefit related to the foreign provision to income tax return adjustments of $0.3 million.
The Company recorded an income tax expense of $299.5 million for the six months ended June 30, 2024 on pre-tax net loss of $87.4 million. The Company’s income tax expense for the six months ended June 30, 2024 primarily resulted from a tax expense of $2.9 million on pre-tax book income in certain jurisdictions, and discrete items that included $295.1 million of net tax expense from the valuation allowance on United States federal and state net deferred tax assets, and nondeductible equity tax expense for employee stock-based compensation of $3.0 million, partially offset by an income tax benefit of $1.1 million related to restructuring charges, and an income tax benefit related to the foreign provision to income tax return adjustments of $0.4 million.
Each quarter, the Company assesses the realizability of its existing deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize its deferred tax assets. In the assessment for the period ended March 31, 2024, the Company concluded based on the introduction of negative evidence resulting from developments in the first quarter of 2024, such as increased and accelerated costs associated with the Company’s future product strategy and roadmap, an increased competitive environment, integration and product development costs related to the recent acquisition of Forcite Helmet Systems, restructuring costs and other negative factors, that it was more likely than not that its United States federal and state deferred tax assets would not be realizable. Therefore, in the period ended March 31, 2024, after consideration of the Company’s deferred tax liabilities and recent developments, the Company provided a valuation allowance of $294.9 million on United States federal and state deferred tax assets. That determination was also based, in part, on the Company’s revised expectation that its projections of pre-tax losses in 2024 and future years will cause the Company to be in a cumulative GAAP loss for ASC Topic 740 purposes in 2024 and forward. In the assessment for the period ended June 30, 2024, the Company concluded that it remains more likely than not that the Company will not be able to realize its deferred tax assets. The Company will continue to monitor its future financial results, expected projections and their potential impact on the Company’s assessment regarding the recoverability of its deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded. The Company’s foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that the Company’s foreign deferred tax assets will be realized and thus, a valuation allowance is not required on its foreign deferred tax assets.
For the three months ended June 30, 2023 the Company recorded an income tax benefit of $4.0 million on a pre-tax net loss of $21.2 million. The Company’s income tax benefit for the three months ended June 30, 2023 was composed of $4.6 million of tax benefit incurred on pre-tax loss, and discrete items that primarily included $0.3 million of nondeductible equity tax expense for employee stock-based compensation, $0.1 million of tax expense related to the foreign provision to income tax return adjustments, and $0.1 million of tax expense related to restructuring charges. The Company recorded an income tax benefit of $12.3 million for the six months ended

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2023 on a pre-tax net loss of $59.3 million. The Company’s income tax benefit for the six months ended June 30, 2023 was composed of $13.4 million of tax benefit incurred on pre-tax loss, and discrete items that primarily included $0.6 million of net nondeductible equity tax expense for employee stock-based compensation, $0.2 million of tax expense related to the foreign provision to income tax return adjustments, and $0.2 million of tax expense related to the restructuring charges.
As of June 30, 2024 and December 31, 2023, the Company’s gross unrecognized tax benefits were $28.1 million and $25.8 million, respectively. If recognized, $13.0 million of these unrecognized tax benefits (net of United States federal benefit) as of June 30, 2024 would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances.
The Company conducts business globally and as a result, files income tax returns in the United States and foreign jurisdictions. The Company’s unrecognized tax benefits relate primarily to unresolved matters with taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, primarily due to statute of limitations expiration, that within the next 12 months, it is possible that up to $3.9 million of uncertain tax positions could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
In 2021, the Organization for Economic Co-operation and Development (OECD) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (Pillar Two) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. The Company assessed the impact of Pillar Two and there is no material impact to the provision for income taxes for the three and six months ended June 30, 2024. The Company will continue to monitor future guidance issued and assess the potential impact to the Company’s condensed consolidated financial statements.

10. Commitments, contingencies, and guarantees
Facility leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2033.
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost (1)	$2,506	$2,836	$5,306	$6,194
Sublease income	(649)	(723)	(1,372)	(1,446)
Right-of-use asset impairment cost	3,276	—	3,276	—
Net lease cost	$5,133	$2,113	$7,210	$4,748
(1)    Operating lease cost includes variable lease costs, which are immaterial.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,941	$6,711
Right-of-use assets obtained in exchange for operating lease liabilities	4,801	1,321

Supplemental balance sheet information related to leases was as follows:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years) - operating leases	3.44	3.05
Weighted-average discount rate - operating leases	6.3%	6.2%

As of June 30, 2024, maturities of operating lease liabilities were as follows:

(in thousands)	June 30, 2024
2024 (remaining 6 months)	$5,548
2025	13,750
2026	13,270
2027	2,148
2028	811
Thereafter	3,782
Total lease payments	39,309
Less: Imputed interest	(4,543)
Present value of lease liabilities	$34,766
Other commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of June 30, 2024, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $231.0 million.
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
On March 29, 2024, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Arashi Vision Inc., d/b/a Insta360, and Arashi Vision (U.S.) LLC, d/b/a Insta360, and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc., d/b/a Insta360, and Arashi Vision (U.S.) LLC, d/b/a Insta360. The complaint and lawsuit each allege infringement of certain GoPro patents related to the Company’s cameras and digital imaging technology. Insta360 has since filed several inter partes review (IPR) petitions seeking to challenge the validity of some of the GoPro patents asserted against Insta360.
The Company regularly evaluates the associated developments of the legal proceedings described above, as well as other legal proceedings that arise in the ordinary course of business. While litigation is inherently uncertain, based on the currently available information, the Company is unable to determine a loss or a range of loss, and

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
does not believe the ultimate cost to resolve these matters will have a material adverse effect on its business, financial condition, cash flows or results of operations.
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of June 30, 2024, the Company has not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	June 30, 2024	December 31, 2023
Customer A	38%	30%
Customer B	14%	11%
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Accounts receivable sold	$19,850	$24,605	$37,492	$41,039
Factoring fees	290	403	526	667
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Customer A	13%	14%	11%	12%
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
Geographic information
Revenue by geographic region, based on ship-to locations, was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Americas	$88,719	$121,644	$165,316	$211,163
Europe, Middle East and Africa (EMEA)	64,490	66,500	116,498	112,516
Asia and Pacific (APAC)	33,015	52,876	59,879	92,061
Total revenue	$186,224	$241,020	$341,693	$415,740
Revenue from the United States, which is included in the Americas geographic region, was $68.3 million and $106.5 million, for the three months ended June 30, 2024 and 2023, respectively, and $124.6 million and $182.1 million for the six months ended June 30, 2024 and 2023, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of June 30, 2024 and December 31, 2023, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $2.8 million and $1.6 million, respectively.

12. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$152	$(184)	$165	$(183)
Research and development	1,565	(1)	2,595	10
Sales and marketing	920	—	1,470	6
General and administrative	411	—	1,030	3
Total restructuring charges	$3,048	$(185)	$5,260	$(164)
First quarter 2024 restructuring
On March 14, 2024, the Company approved a restructuring plan to reduce operating costs and drive stronger operating leverage by reducing the Company’s global workforce by approximately 4% and certain office space. Under the first quarter 2024 restructuring plan, the Company recorded restructuring charges of $2.3 million related to severance and $3.3 million related to a right-of-use asset impairment upon ceasing the use of certain office space. The Company anticipates approximately $2.2 million of office space charges through January 2027.

(in thousands)	Severance	ROU Asset Impairment	Total
Restructuring liability as of December 31, 2023	$—	$—	$—
Restructuring charges	2,257	3,276	5,533
Cash paid	(1,490)	—	(1,490)
Non-cash reductions	(222)	(3,276)	(3,498)
Restructuring liability as of June 30, 2024	$545	$—	$545

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2023 included in our 2023 Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note About Forward-Looking Statements in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading Risk Factors in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
This MD&A is organized as follows:
•Overview. Discussion of our business, overall analysis of our financial performance and other highlights affecting the business in order to provide context for the remainder of the MD&A.
•Results of Operations. Analysis of our financial results comparing the second quarter and first six months of 2024 to 2023.
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
Overview
GoPro helps the world capture and share itself in immersive and exciting ways. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. When consumers use our products and services, they often generate and share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new products, accessories, lifestyle gear, and software and subscription offerings. We believe new camera features drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Our investments in image stabilization, mobile and desktop app editing and sharing solutions, modular accessories, auto-upload capabilities, local language user-interfaces and voice recognition in more than 12 languages are designed to drive the expansion of our global market.
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
Our HERO12 Black, HERO12 Black Creator Edition, HERO11 Black, HERO11 Black Mini, HERO11 Black Creator Edition, HERO10 Black, HERO10 Black Creator Edition, and MAX cameras are compatible with our ecosystem of mountable and wearable accessories.
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
We continue to monitor the current evolving macroeconomic landscape. Inflation, fluctuating interest rates, a strengthening United States dollar (U.S. dollar), and recession concerns places increasing pressure on many areas of our business, including product pricing, operating expenses, component pricing and consumer spending. In the past, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively impacted. See Item 1A. Risk Factors for further discussion of the possible impact of evolving macroeconomic conditions on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

% Change
(dollars and units in thousands, except per share amounts)	Q2 2024	Q1 2024	Q2 2023	Q2 2024 vs. Q1 2024	Q2 2024 vs. Q2 2023
Revenue	$186,224	$155,469	$241,020	20%	(23)%
Camera units shipped (1)	576	393	704	47%	(18)%
Gross margin (2)	30.5%	34.1%	31.4%	(360)	bps	(90)	bps
Operating expenses	$103,219	$94,451	$98,266	9%	5%
Net loss	$(47,821)	$(339,088)	$(17,212)	(86)%	178%
Diluted net loss per share	$(0.31)	$(2.24)	$(0.11)	(86)%	182%
Cash provided by (used in) operations	$605	$(98,403)	$(7,852)	(101)%	(108)%

Other financial information:
Adjusted EBITDA (3)	$(33,426)	$(29,301)	$(10,290)	14%	225%
Non-GAAP net loss (4) (5)	$(36,179)	$(319,357)	$(7,928)	(89)%	356%
Non-GAAP diluted net loss per share (5)	$(0.24)	$(2.11)	$(0.05)	(89)%	380%
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
(4)    We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges (if applicable), (gain) loss on extinguishment of debt, and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.
(5)     In the first quarter of 2024, we revised the income tax adjustment to reflect current and deferred income tax expense (benefit) and the effect of non-GAAP adjustments to better align with SEC guidance. For comparative purposes, we have revised our prior period income tax adjustments to reflect current and deferred income tax expense (benefit) and the effect of non-GAAP adjustments. Additionally, in the second quarter of 2024, we revised the first quarter of 2024 income tax adjustment to exclude the establishment of a valuation allowance on United States federal and state deferred tax assets.
Reconciliations of non-GAAP adjusted measures to the most directly comparable GAAP measures and explanations for why we consider non-GAAP measures to be helpful for investors are presented under Non-GAAP Financial Measures.
Second quarter 2024 financial performance

Revenue for the second quarter of 2024 was $186.2 million, which represented a 22.7% decrease from the same period in 2023. The year-over-year decrease was primarily driven by an 18.2% decrease in units shipped in the quarter of 576 thousand, compared to 704 thousand in the same period in 2023 and an increase in second quarter sales incentives, partially offset by an 8.2% increase in our subscription and service revenue. The second quarter of 2024 sell-in was impacted by the delayed launch of our new entry-level camera from the second quarter of 2024 to the third quarter of 2024 and a reduction of channel inventory. Additionally, the continued consumer-related macroeconomic issues resulting in a softer consumer market in the Americas and Asia-Pacific regions, particularly in China, and an increasingly global competitive landscape, notably in China, negatively impacted the second quarter of 2024 sell-in and sell-through. Our second quarter of 2024 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 76% compared to 75% for the same period in 2023. Our second quarter of 2024 average selling price decreased 5.6% year-over-year to $323, primarily due to a year-over-year increase in second quarter sales incentives of $10.5 million, partially offset by an increase in our subscription and service revenue. Average selling price is defined as total reported revenue divided by camera units shipped. Retail revenue was $137.1 million in the second quarter of 2024 and represented 73.6% of total revenue,

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
compared to 68.6% of total revenue for the same period in 2023. GoPro.com revenue, which includes subscription and service revenue, was $49.1 million in the second quarter of 2024 and represented 26.4% of total revenue, compared to 31.4% of total revenue for the same period in 2023. Our overall subscription attach rate from both sales on GoPro.com and from post-camera purchases at retail was 45% in the second quarter of 2024. Our aggregate retention rate for annual subscribers was 68% in the second quarter of 2024, compared to 64% in the same period in 2023, a 7% improvement. Our gross margin percentage for the second quarter of 2024 was 30.5%, which was nearly flat year-over-year. Net loss for the second quarter of 2024 was $47.8 million compared to net loss of $17.2 million in the same period in 2023. Adjusted EBITDA for the second quarter of 2024 was negative $33.4 million, compared to negative $10.3 million for the same period in 2023. Cash was flat sequentially and we reduced inventory by 25.8% sequentially to make way for new product introductions expected in the third quarter of 2024.
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
Driving profitability through improved efficiency, lower costs, and better execution. We incurred an operating loss in the first half of 2024, and for the full year 2023. We continue to make strategic decisions to drive volume, growth, and profitability in our business. Restructuring actions in the first quarter of 2024 and prior restructuring actions, along with continued cost management have resulted in a more efficient global organization that has allowed for improved communication and alignment among our functional teams. We remain focused on increasing our total addressable market with new and innovative products, increasing unit sales volume of our existing products, increasing our subscriber base, and growing and cultivating the partnerships with our distributors and retailers to further expand our retail channel. In executing our strategy to rebuild our retail presence, our expectation is that sales from our retail channel will continue to increase relative to sales on GoPro.com. We have grown our subscribers and subscription and service revenue over the past several years and continue to make strategic decisions to enhance our subscription offerings, grow subscribers, increase retention, and increase subscription and service revenue.
If we are unable to generate adequate unit sales and revenue growth, successfully increase our total addressable market, successfully increase retail sales, grow subscribers and subscription and service revenue, effectively manage our expenses, and navigate the volatile macroeconomic environment (including fluctuating interest rates and currency exchange rates, and recession concerns), we may incur significant losses in the future and may not be able to return to profitability.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Improving profitability. We believe that our continued focus on growing our total addressable market from our retail and GoPro.com channels, including subscription and service revenue, and broadening our range of products will support our ability to return to profitability on an annual basis due to timely and effective product launches, increases in unit volume, subscribers and related revenue, and continued operating expense control. We continue to believe that international markets represent a significant opportunity to achieve profitability. While the total market for digital cameras has seen an increase in competition, we believe that our consumers’ differentiated use of GoPro cameras, our mobile and desktop app and cloud solutions, our continued innovation of product features desired by our users, and our brand, all help support our competitiveness within the market for digital camera. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. Sales in international locations subject us to foreign currency exchange rate fluctuations and regional macroeconomic conditions that may cause us to adjust pricing which may make our products more or less attractive to the consumer. Continued fluctuations in foreign currency exchange rates and regional macroeconomic conditions could have a continued impact on our future operating results.
Our profitability also depends on the continued success of our subscription and service offerings. If we are not successful in maintaining our product sales, and subscription and service offerings, increasing our paid subscriber base, retail mobile app attach, retail desktop app attach, and improving subscriber retention, we may not be able to return to profitably and we may not recognize benefits from our investment in new areas.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2024		2023		2024		2023
Revenue	$186,224	100%	$241,020	100%	$341,693	100%	$415,740	100%
Cost of revenue	129,514	70	165,248	69	231,945	68	287,466	69
Gross profit	56,710	30	75,772	31	109,748	32	128,274	31
Operating expenses:
Research and development	46,932	25	41,903	17	91,544	27	80,088	19
Sales and marketing	41,353	22	39,906	17	76,499	22	77,961	19
General and administrative	14,934	8	16,457	7	29,627	9	32,533	8
Total operating expenses	103,219	55	98,266	41	197,670	58	190,582	46
Operating loss	(46,509)	(25)	(22,494)	(10)	(87,922)	(26)	(62,308)	(15)
Other income (expense):
Interest expense	(790)	—	(1,139)	—	(1,464)	—	(2,292)	(1)
Other income, net	811	—	2,423	1	2,019	1	5,268	2
Total other income, net	21	—	1,284	1	555	1	2,976	1
Loss before income taxes	(46,488)	(25)	(21,210)	(9)	(87,367)	(25)	(59,332)	(14)
Income tax expense (benefit)	1,333	1	(3,998)	(2)	299,542	88	(12,251)	(3)
Net loss	$(47,821)	(26)%	$(17,212)	(7)%	$(386,909)	(113)%	$(47,081)	(11)%

Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended June 30,			Six months ended June 30,
	2024	2023	% Change	2024	2023	% Change
Camera units shipped	576	704	(18)%	969	1,166	(17)%

Average selling price	$323	$342	(6)	$352	$356	(1)

Retail	$137,104	$165,375	(17)	$243,418	$245,184	(1)
Percentage of revenue	73.6%	68.6%		71.2%	59.0%
GoPro.com	$49,120	$75,645	(35)	$98,275	$170,556	(42)
Percentage of revenue	26.4%	31.4%		28.8%	41.0%
Total revenue	$186,224	$241,020	(23)%	$341,693	$415,740	(18)%

Americas	$88,719	$121,644	(27)%	$165,316	$211,163	(22)%
Percentage of revenue	47.6%	50.5%		48.4%	50.8%
Europe, Middle East and Africa (EMEA)	$64,490	$66,500	(3)	$116,498	$112,516	4
Percentage of revenue	34.6%	27.6%		34.1%	27.1%
Asia and Pacific (APAC)	$33,015	$52,876	(38)	$59,879	$92,061	(35)
Percentage of revenue	17.8%	21.9%		17.5%	22.1%
Total revenue	$186,224	$241,020	(23)%	$341,693	$415,740	(18)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue for the second quarter of 2024 was $186.2 million, which represented a 22.7% decrease from the same period in 2023. The year-over-year decrease was primarily driven by an 18.2% decrease in units shipped in the quarter of 576 thousand, compared to 704 thousand in the same period in 2023 and an increase in second quarter sales incentives, partially offset by an 8.2% increase in our subscription and service revenue. The second quarter of 2024 sell-in was impacted by the delayed launch of our new entry-level camera from the second quarter of 2024 to the third quarter of 2024 and a reduction of channel inventory. Additionally, the continued consumer-related macroeconomic issues resulting in a softer consumer market in the Americas and Asia-Pacific regions, particularly in China, and an increasingly global competitive landscape, notably in China, negatively impacted the second quarter of 2024 sell-in and sell-through. Our second quarter of 2024 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 76% compared to 75% for the same period in 2023. Our second quarter of 2024 average selling price decreased 5.6% year-over-year to $323, primarily due to a year-over-year increase in second quarter sales incentives of $10.5 million, partially offset by an increase in our subscription and service revenue. Retail revenue was $137.1 million in the second quarter of 2024 and represented 73.6% of total revenue, compared to 68.6% of total revenue for the same period in 2023. GoPro.com revenue, which includes subscription and service revenue, was $49.1 million in the second quarter of 2024 and represented 26.4% of total revenue, compared to 31.4% of total revenue for the same period in 2023.
Revenue for the first six months of 2024 was $341.7 million, or a 17.8% decrease from the same period in 2023. This was primarily driven by the impact of our May 2023 strategic pricing decision to reduce the MSRPs across our camera line up and a corresponding shift in camera revenue mix as we offered entry level cameras at a sub-$300 price point for the first time since 2019, and a 16.9% decrease in units shipped for the first six months of 2024 of 969 thousand, compared to 1.2 million in the same period in 2023, partially offset by a $27.7 million decrease in price protection charges. In the first six months of 2024, our average selling price decreased 1.1% year-over-year to $352 and our camera revenue mix from cameras with an MSRP equal to or greater than $400 was 74% compared to 81% for the same period in 2023. In the first six months of 2024, our subscription and service revenue increased 9.9% to $52.2 million, which is included in the GoPro.com channel. GoPro.com revenue represented 28.8% and 41.0% of total revenue for the first six months of 2024 and 2023, respectively, while retail revenue represented 71.2% and 59.0% of total revenue for the first six months of 2024 and 2023, respectively. The growth of the retail channel was partially due to adding more than 5,100 new retail doors since the second quarter of 2023.
Cost of revenue and gross margin

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2024	2023	% Change		2024	2023	% Change
Cost of revenue	$129,023	$164,902	(22)%		$231,026	$286,653	(19)%
Stock-based compensation	339	530	(36)		754	996	(24)
Restructuring costs	152	(184)	(183)		165	(183)	(190)
Total cost of revenue	$129,514	$165,248	(22)%		$231,945	$287,466	(19)%
Gross margin	30.5%	31.4%	(90)	bps	32.1%	30.9%	120	bps
Gross margin of 30.5% for the second quarter of 2024 decreased from 31.4% in the same period of 2023, or 90 bps, primarily due to lower average selling prices and higher promotional activity (620 bps), and less accessory revenue (70 bps), partially offset by an increase in subscription and service revenue (240 bps), lower operational costs (210 bps), and lower camera costs (150 bps).
Gross margin of 32.1% in the first half of 2024 increased from 30.9% in the same period of 2023, or 120 bps, primarily due to lower camera costs (200 bps), an increase in subscription and service revenue (190 bps), and lower operational costs (150 bps), partially offset by a decrease in camera pricing, net of price protection and other sales incentives (260 bps), and less accessory revenue (160 bps).

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Research and development	$40,882	$36,982	11%	$80,043	$70,410	14%
Stock-based compensation	4,016	4,922	(18)	8,281	9,668	(14)
Acquisition-related costs	469	—	100	625	—	100
Restructuring costs	1,565	(1)	(156,600)	2,595	10	25,850
Total research and development	$46,932	$41,903	12%	$91,544	$80,088	14%
Percentage of revenue	25.2%	17.4%		26.8%	19.3%
The year-over-year increase of $5.0 million, or 12.0%, in total research and development expense for the second quarter of 2024 compared to the same period of 2023 was primarily driven by a $2.5 million increase in consulting and professional services, a $1.6 million increase in restructuring costs, a $1.2 million increase in cash-based personnel-related costs, and a $0.5 million increase in acquisition-related costs, partially offset by a $0.9 million decrease in stock-based compensation expense.
The year-over-year increase of $11.5 million, or 14.3%, in total research and development expense in the first half of 2024 compared to the same period of 2023 was primarily driven by a $4.8 million increase in consulting and professional services, a $4.3 million increase in cash-based personnel-related costs, a $2.6 million increase in restructuring costs, and a $0.6 million increase in acquisition-related costs, partially offset by a $1.4 million decrease in stock-based compensation expense.
Sales and marketing

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Sales and marketing	$38,888	$37,547	4%	$71,740	$73,418	(2)%
Stock-based compensation	1,545	2,359	(35)	3,289	4,537	(28)
Restructuring costs	920	—	100	1,470	6	24,400
Total sales and marketing	$41,353	$39,906	4%	$76,499	$77,961	(2)%
Percentage of revenue	22.2%	16.6%		22.4%	18.8%
The year-over-year increase of $1.4 million, or 3.6%, in total sales and marketing expense for the second quarter of 2024 compared to the same period of 2023 was primarily driven by a $2.1 million increase in advertising and marketing expenses primarily attributable to sponsorships and point of purchase display depreciation expense, a $0.9 million increase in restructuring costs, and a $0.2 million increase in travel related expenses, partially offset by a $1.1 million decrease in credit card fees, and a $0.8 million decrease in stock-based compensation expense.
The year-over-year decrease of $1.5 million, or 1.9%, in total sales and marketing expense in the first half of 2024 compared to the same period of 2023 was primarily driven by a $2.8 million decrease in credit card fees, partially offset by a $1.5 million increase in restructuring costs.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
General and administrative	$12,532	$13,151	(5)%	$23,579	$26,300	(10)%
Stock-based compensation	1,891	3,306	(43)	4,237	6,230	(32)
Acquisition-related costs	100	—	100	781	—	100
Restructuring costs	411	—	100	1,030	3	34,233
Total general and administrative	$14,934	$16,457	(9)%	$29,627	$32,533	(9)%
Percentage of revenue	8.0%	6.8%		8.7%	7.8%
The year-over-year decrease of $1.5 million, or 9.3%, in total general and administrative expense for the second quarter of 2024 compared to the same period of 2023 was primarily driven by a $1.4 million decrease in stock-based compensation expense and a $0.5 million decrease in cash-based personnel-related costs, partially offset by a $0.4 million increase in restructuring costs.
The year-over-year decrease of $2.9 million, or 8.9%, in total sales and marketing expense in the first half of 2024 compared to the same period of 2023 was primarily driven by a $2.0 million decrease in stock-based compensation expense, a $1.5 million decrease in consulting and professional services, a $0.6 million decrease in allocated facilities, depreciation, and supporting overhead expenses, and a $0.5 million decrease in bad debt expense, partially offset by a $1.0 million increase in restructuring costs and a $0.8 million increase in acquisition-related costs.
Restructuring costs
First quarter 2024 restructuring. On March 14, 2024, we approved a restructuring plan to reduce operating costs and drive stronger operating leverage by reducing our global workforce by approximately 4% and certain office space. Under the first quarter 2024 restructuring plan, we recorded restructuring charges of $2.3 million related to severance and $3.3 million related to a right-of-use asset impairment upon ceasing the use of certain office space. We expect approximately $2.2 million of office space charges through January 2027.
See Note 12 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements.
Other income (expense)

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Interest expense	$(790)	$(1,139)	(31)%	$(1,464)	$(2,292)	(36)%
Other income, net	811	2,423	(67)	2,019	5,268	(62)
Total other income, net	$21	$1,284	(98)%	$555	$2,976	(81)%
Total other income, net was income of $21 thousand for the second quarter of 2024 compared to income of $1.3 million for the same period of 2023. The year-over-year change of $1.3 million was primarily due to an overall lower cash and investment balances resulting in a $1.8 million decrease in interest income, partially offset by a $0.3 million decrease in cash interest expense as we extinguished part of our 2025 Notes in the fourth quarter of 2023, and a $0.1 million decrease in net foreign exchange rate-based losses.
Total other income, net was income of $0.6 million in the first half of 2024 compared to income of $3.0 million for the same period of 2023. The year-over-year change of $2.4 million was primarily due to an overall lower cash and investment balances resulting in a $2.6 million decrease in interest income, and a $0.6 million increase in net foreign exchange rate-based losses, partially offset by a $0.8 million decrease in cash interest expense as we extinguished part of our 2025 Notes in the fourth quarter of 2023.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income taxes

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Income tax expense (benefit)	$1,333	$(3,998)	(133)%	$299,542	$(12,251)	(2,545)%
We recorded an income tax expense of $1.3 million for the three months ended June 30, 2024, on pre-tax net loss of $46.5 million. Our income tax expense for the three months ended June 30, 2024 primarily resulted from a tax expense of $1.5 million on pre-tax book income in certain tax jurisdictions, and discrete items that included $0.5 million of nondeductible equity tax expense for employee stock-based compensation, and a net increase in the valuation allowance of $0.2 million, partially offset by an income tax benefit of $0.6 million related to restructuring charges, and an income tax benefit related to the foreign provision to income tax return adjustments of $0.3 million.
We recorded an income tax expense of $299.5 million for the six months ended June 30, 2024 on pre-tax net loss of $87.4 million. Our income tax expense for the six months ended June 30, 2024 primarily resulted from a tax expense on pre-tax book income in certain jurisdictions of $2.9 million, and discrete items that included $295.1 million of net tax expense from the valuation allowance on United States federal and state net deferred tax assets, and nondeductible equity tax expense for stock-based compensation of $3.0 million, partially offset by an income tax benefit of $1.1 million related to restructuring charges, and an income tax benefit related to the foreign provision to income tax return adjustments of $0.4 million.
Each quarter, we assess the realizability of our existing deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. In the assessment for the period ended March 31, 2024, we concluded based on the introduction of negative evidence resulting from developments in the first quarter of 2024, such as increased and accelerated costs associated with our future product strategy and roadmap, an increased competitive environment, integration and product development costs related to the recent acquisition of Forcite Helmet Systems, restructuring costs and other negative factors, that it was more likely than not that our deferred tax assets related to United States federal and state deferred tax assets would not be realizable. Therefore, in the period ended March 31, 2024, after consideration of our deferred tax liabilities and recent developments, we provided a valuation allowance of $294.9 million on United States federal and state deferred tax assets. That determination was also based, in part, on our revised expectation that our projections of pre-tax losses in 2024 and future years will cause us to be in a cumulative GAAP loss for ASC Topic 740 purposes in 2024 and forward. In the assessment for the period ended June 30, 2024, we concluded that it remains more likely than not that we will not be able to realize our deferred tax assets. We will continue to monitor our future financial results, expected projections and the potential impact on our assessment regarding the recoverability of our deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded. Our foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that our foreign deferred tax assets will be realized and thus, a valuation allowance is not required on our foreign deferred tax assets.
In 2021, the Organization for Economic Co-operation and Development (OECD) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (Pillar Two) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We assessed the impact of Pillar Two and there is no material impact to our provision for income taxes for the three and six months ended June 30, 2024. We will continue to monitor future guidance issued and assess the potential impact to our condensed consolidated financial statements.
See Note 9 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The following table presents selected financial information as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$133,036	$222,708
Marketable securities	—	23,867
Total cash, cash equivalents and marketable securities	$133,036	$246,575
Percentage of total assets	24%	25%
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
As of June 30, 2024, our cash, cash equivalents, and marketable securities totaled $133.0 million. Our cash, net of the outstanding principal balance of the 2025 Notes, as of June 30, 2024, was $39.3 million. The overall cash used in operating activities of $97.8 million for the first six months of 2024 was primarily attributable to a net loss of $386.9 million and net cash outflows from changes in our working capital of $29.8 million, partially offset by a deferred tax asset expense of $296.7 million, and net cash inflows from other non-cash expenses of $22.2 million. Working capital changes for the six months ended June 30, 2024 of $29.8 million were the result of a decrease in accounts payable and other liabilities of $39.5 million, a decrease in deferred revenue of $2.8 million and an increase in prepaid expenses and other assets of $1.4 million, partially offset by a decrease in inventory of $8.9 million, and a decrease in accounts receivable of $4.9 million. As of June 30, 2024, $14.8 million of cash was held by our foreign subsidiaries.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other Contractual Commitments
In the ordinary course of business, we enter into multi-year agreements to purchase sponsorships with event organizers, resorts, and athletes as part of our marketing efforts, software licenses related to our financial and IT systems, operating lease arrangements to support our operations in the U.S. and international locations, and various other contractual commitments. The following table summarizes our other contractual obligations as of June 30, 2024, and the expected timing of those payments:

(in thousands)	Total	Next 12 Months	Beyond 12 Months
Operating lease obligations (1)	$39,309	$12,307	$27,002
Other contractual commitments	230,997	52,612	178,385
Total contractual cash obligations	$270,306	$64,919	$205,387
(1)    Operating lease obligations exclude cash inflows from existing contractual facility subleases through the end of 2026.
See Note 10 Commitments, contingencies, and guarantees, for a discussion regarding facility leases and other contractual commitments in the Notes to Condensed Consolidated Financial Statements.
Liquidity
Based on our most current projections, we believe that our cash, cash equivalents, and amounts available under our credit facility, will be sufficient to address our working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements for at least one year from the issuance of these financial statements.
•We expect that operating expenses and inventory purchases will constitute a material use of our cash balances. We intend to continue to manage our operating activities in line with our existing cash and available financial resources.
•In January 2021, we entered into the 2021 Credit Agreement, which provides for a revolving credit facility under which we may borrow up to an aggregate amount of $50.0 million. As amended in March 2023, our credit facility will terminate and any outstanding borrowings become due and payable on the earlier of (i) January 2027 and (ii) unless we have cash in a specified deposit account in an amount equal to or greater than the amount required to repay our 1.25% convertible senior notes due November 2025, 91 days prior to the maturity date of such convertible notes. As of June 30, 2024, we could borrow up to $44.8 million under the 2021 Credit Agreement. No borrowings have been made from the credit facility to date (See Note 5 Financing arrangements, in the Notes to Condensed Consolidated Financial Statements for additional information).
•The $93.8 million aggregate principal amount of the 2025 Notes matures on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. We intend to deliver cash up to the principal amount of the 2025 Notes, based on our current and projected liquidity levels.
As of June 30, 2024, we had $133.0 million in cash and cash equivalents. Based on our current cash balance, our proactive cost reductions implemented to date, and working capital adjustments, we anticipate we will have sufficient funds to meet our strategic and working capital requirements, debt service requirements and lease payment obligations for at least twelve months from the issuance of these condensed consolidated financial statements. We also have $44.8 million available to draw from our 2021 Credit Agreement as of June 30, 2024 and as our 2025 Notes are due in November 2025, we have the ability to convert the balance due into stock. If we are unable to obtain adequate debt or equity financing when we require it or on terms acceptable to us, our ability to grow our business, repay debt and respond to business challenges could be significantly limited. Although management believes its current cash resources are sufficient to sustain operations for one year from issuance of these condensed consolidated financial statements, the success of our operations and the global economic outlook, among other factors, could impact our business and liquidity. We will continue to evaluate additional measures, including cost reduction initiatives, debt refinancing, and other similar arrangements. The current cash flow projections used in our evaluation do not include the impact of these additional measures.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2024	2023	% Change
Net cash provided by (used in):
Operating activities	$(97,798)	$(74,954)	30%
Investing activities	$10,012	$63,461	(84)%
Financing activities	$(800)	$(22,510)	(96)%
Cash flows from operating activities
Cash used in operating activities of $97.8 million for the six months ended June 30, 2024 was primarily attributable to a net loss of $386.9 million and net cash outflows from changes in our working capital of $29.8 million, partially offset by a deferred tax asset expense of $296.7 million, and net cash inflows from other non-cash expenses of $22.2 million. Working capital changes for the six months ended June 30, 2024 of $29.8 million were the result of a decrease in accounts payable and other liabilities of $39.5 million, a decrease in deferred revenue of $2.8 million, and an increase in prepaid expenses and other assets of $1.4 million, partially offset by a decrease in inventory of $8.9 million, and a decrease in accounts receivable of $4.9 million.
Cash flows from investing activities
Cash provided by investing activities of $10.0 million for the six months ended June 30, 2024 was primarily attributable to maturities of marketable securities of $24.0 million, partially offset by $12.3 million of net cash used to acquire Forcite Helmet Systems, and net purchases of property and equipment of $1.7 million.
Cash flows from financing activities
Cash used in financing activities of $0.8 million for the six months ended June 30, 2024 was primarily attributable to $2.2 million in tax payments for net restricted stock unit (RSU) settlements, partially offset by $1.4 million of cash inflows from stock purchases made through our employee stock purchase plan.
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
Although our market capitalization further declined in the second quarter of 2024, we do not believe that it is more likely than not that the fair value of our single reporting unit is less than the carrying value. Using the market capitalization approach, which we would expect to be similar to the discounted cash flow method, the fair value of our single reporting unit is estimated based on the trading price of our stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
obtaining control of the business. As of June 30, 2024, the market capitalization exceeded the carrying value of our single reporting unit by 15%, which was not adjusted for an acquisition control premium which would further increase the percentage the fair value exceeded the carrying value.
The estimated fair value of our single reporting unit is sensitive to the volatility in our stock price. For example, a 5% decrease in our June 30, 2024 stock price would result in our market capitalization exceeding the carrying value of our single reporting unit by 10%, which is not adjusted for an acquisition control premium. If our market capitalization continues to decline or future performance falls below our current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which a charge would be necessary. We will continue to monitor developments, including updates to our forecasts and market capitalization. An update of our assessment and related estimates may be required in the future.
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
Each quarter, we assess the realizability of our existing deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. For the year ended December 31, 2023, we continued to believe that it was more likely than not that our United States federal and state and foreign deferred tax assets would be realized and thus, a valuation allowance was not required on our deferred tax assets. Key considerations included a three-year cumulative income position with two years of income and a positive trend in our retail strategy in 2023, and we expected this retail strategy would favorably impact profitability in 2024 with a full year positive impact expected in 2025. During the first quarter of 2024, recent developments negatively impacted our assessment, and these included increased and accelerated costs associated with our future product strategy and roadmap, an increased competitive environment, integration and product development costs related to the recent acquisition of Forcite Helmet Systems, restructuring costs and other negative factors. Thus, as of March 31, 2024, we concluded that it was more likely than not that the United States federal and state deferred tax assets were not realizable and established a valuation allowance.
Our foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that our foreign deferred tax assets will be realized and thus, a valuation allowance is not required on our foreign deferred tax assets.

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
•non-GAAP net income (loss) includes income tax adjustments. In the first quarter of 2024, we revised our income tax adjustments to reflect the current and deferred income tax expense (benefit) and the effect of non-GAAP adjustments to better align with SEC guidance. For comparative purposes, we have revised the prior year income tax adjustments to reflect current and deferred income tax expense (benefit) and the effect of non-GAAP adjustments. Additionally, in the second quarter of 2024, we revised the first quarter of 2024 income tax adjustment to exclude the establishment of a valuation allowance on the United States federal and state deferred tax assets;

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
The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended
(in thousands)	June 30, 2024	March 31, 2024	June 30, 2023
Net loss	$(47,821)	$(339,088)	$(17,212)
Income tax expense (benefit)	1,333	298,209	(3,998)
Interest income, net	(226)	(1,289)	(1,635)
Depreciation and amortization	1,559	1,325	1,748
POP display amortization	1,202	862	405
Stock-based compensation	7,791	8,770	11,117
Restructuring and other costs	2,736	1,910	(715)
Adjusted EBITDA	$(33,426)	$(29,301)	$(10,290)
The following table presents a reconciliation of net loss to non-GAAP net loss:

	Three months ended
(in thousands, except per share data)	June 30, 2024	March 31, 2024	June 30, 2023
Net loss	$(47,821)	$(339,088)	$(17,212)
Stock-based compensation	7,791	8,770	11,117
Acquisition-related costs	569	837	—
Restructuring and other costs	2,736	1,910	(715)
Income tax adjustments (1)	546	8,214	(1,118)
Non-GAAP net loss	$(36,179)	$(319,357)	$(7,928)

GAAP basic and diluted net loss per share	$(0.31)	$(2.24)	$(0.11)
Non-GAAP basic and diluted net loss per share	$(0.24)	$(2.11)	$(0.05)

GAAP and non-GAAP shares for basic and diluted net loss per share	152,502	151,091	154,562
(1)     In the first quarter of 2024, we revised the non-GAAP income tax adjustments to reflect current and deferred income tax expense (benefit) and the effect of non-GAAP adjustments to better align with SEC guidance. For comparative purposes, we have revised our prior period income tax adjustments to reflect current and deferred income tax expense (benefit) and the effect of non-GAAP adjustments. Additionally, in the second quarter of 2024, we revised the first quarter of 2024 income tax adjustment to exclude the establishment of a valuation allowance on United States federal and state deferred tax assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com is denominated in U.S. dollars and various foreign currencies. Revenue generated from our international distributor and retail sales channels is generally priced in U.S. dollars, however we typically adjust our selling prices to reflect local exchange rate fluctuations. The strength of the U.S. dollar relative to other foreign currencies has negatively impacted revenue, gross margin and net income (loss) per share due to our sales outside of the United States by approximately $50 million in the last 12 months ending June 30, 2024 relative to 2021 foreign currency rates. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Australian dollar, Canadian dollar, Chinese yuan, Euro, Great British pound and Japanese yen. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of June 30, 2024. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1. Note 10 Commitments, contingencies, and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended June 30, 2024.

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
•Our future growth depends on further penetrating and expanding our total addressable market, and we may not be successful in doing so.
•An economic downturn or economic uncertainty in the United States and international markets, as well as inflation, market volatility, fluctuations in interest rates or currency exchange rates, may adversely affect consumer spending, demand for our products and our ability to grow, which could impact our operating results or financial position.
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
•We use artificial intelligence in our business, and its improper use or unintended consequences could adversely affect our reputation and our results of operations.
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
We have achieved GAAP income in prior years, however in the future, we may not be able to achieve our forecast, sustain revenue growth or profitability, and our operating results may fluctuate unpredictably. For example, our annual revenue decreased from $1.09 billion in 2022 to $1.01 billion in 2023, and our revenue decreased from $415.7 million for the six months ended June 30, 2023 to $341.7 million in the same period for 2024. In addition, we incurred a net loss of $53.2 million for the full year of 2023 and earned net income of $28.8 million for the full year of 2022. In future periods, sales or revenue could continue to decline, remain flat, or grow more slowly than we expect, or we could be negatively impacted by foreign currency exchange rate fluctuations, which could have a material negative effect on our future operating results.
Lower levels of revenue, lower product margins or higher levels of operating expenses in future periods may result in losses or limited profitability. We may experience lower levels of revenue, lower product margins or higher levels of operating expenses for a variety of reasons, including, among other factors: ineffective investments in product innovation and development, including investments related to our recent acquisition of Forcite Helmet Systems; any delays or issues with our new product launches; increased advertising and marketing costs and/or ineffectiveness thereof; increasing freight rates; shipping delays; increased supply chain costs; impact of currency exchange rates; increased costs; lower average sales pricing for our cameras; or a recession or other sustained adverse market events that materially impacts consumer purchases of discretionary items, such as our products. For example, in 2023, our margins were negatively impacted by price protection charges, an increase in the volume of sales of our entry-level price point cameras, and a decrease to sales from GoPro.com.
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
Our future growth relies, in part, on increasing sales through our current retail partners and distributors, as well as expanding our retail footprint, and building and maintaining strong relationships with retail partners and distributors to promote our brand and to market and sell our products. Slower than forecasted growth or any reduction in sales by our retail and distribution channels could adversely affect our revenue, operating results, and financial condition. We depend on retailers to provide adequate and attractive space for our products and point-of-purchase (POP) displays in their stores and acquiesce to our policies. Some retailers have carried and displayed less inventory, as a result of macroeconomic factors, theft, or lack of available inventory at certain price points or in certain product categories, which has impacted sales. We further depend on our retailers to employ, educate, and motivate their sales personnel to effectively sell our products. If our retailers do not adequately display our products, choose to reduce the space for our products and POP displays in their stores or locate them in less than premium positioning, or choose not to carry some or all of our products or promote competitors’ products over ours or do not effectively explain to customers the advantages of our products, our sales could decrease and our business could be harmed. Increasing retail and distributor sales requires significant investment and resources. For example, we expect to continue investing in new POP displays and updating existing POP displays for both existing stores and new retailers which we believe will attract, inform consumers, and assist sales personnel to effectively sell our products; however, there can be no assurance that this investment will lead to increased revenue and profit.

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

Additionally, as a result of the macroeconomic environment, we may not be able to accurately forecast consumer demand and inventory requirements and appropriately manage inventory to meet demand. For example, inflationary pressures may have an impact on consumers’ share of wallet or our ability to raise prices. We have, and may in the future, reduce prices to stimulate demand. We offer retroactive price protection to certain of our retailers and distributors. For example, as a result of our May 2023 price drop, we recorded a total price protection charge of $26.7 million in the six months ended June 30, 2023, based on estimated channel inventory levels. If price protection adjustments are higher than expected, our future results of operations could be materially and adversely affected. In addition, if we fail to meet any minimum commitments under agreements with our contract manufacturers, we may be required to pay the difference or to pay in advance for additional components, and our results of operations could be negatively impacted. With respect to management and supply costs, we may be impacted by heightened demand for specialty memory, components and batteries that are not supported by our manufacturing partners. Such supply shortages may affect our ability to manage appropriate supply levels of our products and pricing pressures may negatively affect our gross margins.
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
Our future growth depends on further penetrating and expanding our total addressable market, and we may not be successful in doing so.
Historically, the majority of our growth has been fueled by the adoption of our HERO and MAX camera products, extensive mount and accessory ecosystem, and subscription products by people looking to self-capture images of themselves participating in exciting physical activities and helping those people create and share compelling and meaningful content with friends, family and followers. We believe that our future growth depends on continuing to add versatility to our products and reach and expand our core community of customers of our products and services, followers, and fans, and then utilizing that energized community as brand ambassadors to an extended community. Despite this, we may not be successful in further penetrating or expanding our existing market.
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
Our growth also depends on expanding into new markets with new capture perspectives, including with tech-enabled helmets currently in development. We cannot be assured that we will be successful in expanding into markets with new capture perspectives. New markets that we attempt to enter may be highly competitive, and we may have limited experience in those emerging markets. If we are not successful in expanding into additional markets, and enabling new capture perspectives, we might not be able to grow our revenue and we may not recognize benefits from our investment in new areas.
An economic downturn or economic uncertainty in the United States and international markets, as well as inflation, market volatility, fluctuations in interest rates or currency exchange rates, may adversely affect consumer spending, demand for our products and our ability to grow, which could impact our operating results or financial position.
Factors affecting the level of consumer spending include general market and macroeconomic conditions, domestic and international political conditions, regional conflicts, tax rates, inflation, tariffs, fluctuations in foreign exchange rates and interest rates, potential recessions, and other factors such as consumer confidence, the availability and cost of consumer credit, levels of unemployment and a reduction in consumer spending or discretionary income that may affect us more significantly than companies in other industries and companies with more diversified products. For example, if any of the current regional conflicts around the world were to escalate or expand, it could lead to disruption of our supply chain and have a negative impact on consumer discretionary spending.
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
Moreover, adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. Any future adverse developments in the global banking system could directly or indirectly negatively impact our results of operations. Deterioration in economic conditions in the United States or international markets in which we do business could also cause slower or impaired collections on accounts receivable, which may adversely impact our liquidity and financial condition.
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
We also rely on third-party distribution facilities and logistics operators for substantially all of our product distribution to distributors, retailers, and to consumers. In some instances, we bear the risk of loss, theft, or damage of our products in transit, and our insurance may be insufficient to cover all risk of loss, theft, or damage of our products. Our distribution facilities include computer controlled and automated equipment, which means their operations may be vulnerable to computer viruses or other security risks, the proper operation of software and hardware, electronic or power interruptions or other system failures.
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
In particular, for our camera designs we incorporate system on chips, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique design and performance profiles, and as a result, it is not commercially practical to support multiple sources for these components for our products. For example, we incorporate the GP2 system on chip in our HERO12 Black camera, and other cameras. We rely on a single source for GP2 and are subject to price increases for those components. Costs for the components that comprise GP2 could continue to increase even as prices for commodity components decline.
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
•burdens of complying with a wide variety of laws and regulations or risk of non-compliance, including environmental, packaging and labeling laws or regulations, which can change based on new political conditions;
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
Qualified individuals are in high demand, and we may incur significant costs to attract and retain them, including circumstances beyond our control such as increased wages due to inflation, increasing competition among employers in the prevailing labor market, and labor market constraints. We have limited control over these factors. Competition for qualified personnel globally is challenging. In particular, we compete with many other companies for skilled positions, and we may not be successful in attracting and retaining the professionals we need. While we utilize competitive salary, bonus, and long-term incentive packages to recruit new employees, many of the companies with which we compete for experienced personnel may have greater resources to do so.
We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.
Further, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, since 2023, our closing stock price ranged from a high of $6.46 in the first quarter of 2023 to a low of $1.31 in the second quarter of 2024. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
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
The impact of these factors on gross margin can create unanticipated fluctuations in our operating results, which may cause volatility in the price of our shares and as a result, harm our liquidity, limit our ability to grow our business, pursue acquisitions, and restrict our ability to compete in our markets.
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
Our success will depend in part upon our ability to effectively manage our operating expenses, including but not limited to, our cash management. We incurred an operating loss in 2023, and we generated operating income for the full year of 2022 and 2021. As of June 30, 2024, we had an accumulated deficit of $636.2 million. We have implemented global reductions-in-force and other restructuring actions to reduce our operating expenses. However, we may not realize the cost savings expected from our cost reduction actions.
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
We use artificial intelligence in our business, and its improper use or unintended consequences could adversely affect our reputation and our results of operations.
We have in the past and will in the future integrate new and evolving technologies, such as artificial intelligence (AI), into our products, services and platforms. We also utilize general-purpose artificial intelligence tools in our business and these use cases may become important in our operations over time. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. AI development, adoption, and use is in its early stages, and ineffective or inadequate AI or generative AI development or deployment practices by us or third parties could result in unintended consequences.
Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Moreover, AI may give rise to litigation risk, including potential intellectual property, privacy, or cybersecurity liability. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability.
Given the complex nature of AI, our use and future plans on implementing AI into our business may be subject to an evolving regulatory landscape. For example, on October 30, 2023, the Biden administration issued an executive order to, among other things, establish extensive new standards for AI safety and security. We continue to monitor AI regulatory developments which may reduce the efficiencies we believe to be gained from AI or require further investment.
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
In June 2024, we published our 2024 Corporate Sustainability Report, highlighting our ongoing efforts to reduce our Scope 1 and Scope 2 carbon emissions in our U.S. locations and our commitment to legal and ethical business practices. These statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any CSR objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of renewable energy sources, evolving consumer protection and other regulatory laws applicable to CSR matters, and the availability of funds to invest in ESG initiatives in times where we are seeking to reduce costs. As a result, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope, target and timelines of previously announced ESG initiatives or goals. If we fail to satisfy the expectations of investors, regulators, customers, employees, and other stakeholders, if our initiatives are not executed as planned, or if we fail to implement sufficient oversight or accurately capture and disclose ESG matters, our reputation and business, operating results and financial condition could be adversely impacted.
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
Litigation may be necessary to enforce our intellectual property rights. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, on March 29,

2024, we filed a complaint with the U.S. International Trade Commission against Arashi Vision Inc., d/b/a Insta360 and Arashi Vision (U.S.) LLC, d/b/a Insta360 and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc., d/b/a Insta360, and Arashi Vision (U.S.) LLC, d/b/a Insta360, alleging patent infringement of certain GoPro patents related to our cameras and digital imaging technology. Insta360 has filed several IPR petitions seeking to challenge the validity of some of the GoPro patents asserted against Insta360. Initiating infringement proceedings against third parties, as well as defending against IPRs, can be expensive, may take significant time, and may divert management’s attention from other business concerns. The cost of protecting our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected because of any such legal actions, or a finding that any patents-in-suit are invalid or unenforceable. These legal actions may in the future lead to additional counterclaims against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our business or operations.
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
We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions, and we cannot always predict the impact of such future laws, regulations, and standards may have on our business. We expect that existing laws, regulations, and standards may even be interpreted differently or inconsistently relative to each other in the future. California initiated the first wave of state consumer privacy laws by enacting the California Consumer Privacy Act (the CCPA), as amended by the California Privacy Rights Act (the CPRA). Following California's lead, several other states have enacted privacy laws. Failure to comply with these new state regulations may result in significant civil penalties, injunctive relief, or statutory or actual damages. Complying with this new privacy legislation may result in additional costs and expenses.
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
Future laws, regulations, standards and other obligations, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. For example, in June 2024 in Loper Bright Enterprises v. Raimondo (Loper) the Supreme Court held that courts need not defer to a governmental agency’s interpretation of an ambiguous statute that it administers but can consider an administrative agency’s interpretation when it falls within such agency’s purview, or adhere to a less deferential standard. As a result of Loper, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply Loper in the context of other regulatory schemes without more specific guidance from the Supreme Court.
The Supreme Court’s decision in Loper could significantly impact ESG regulation with respect to agency guidance previously issued on greenhouse gas emissions, sustainable investing and advertising, workplace and board diversity, and anti-corruption measures. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies (including ESG-related policies), industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business and operating results.
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
If we fail to comply with regulations relating to environmental and social matters, including the SEC’s conflict minerals disclosure rules, our business, financial condition, operating results, and reputation could be adversely affected.
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
Although we have policies and procedures in place requiring our contract manufacturers and major component suppliers to comply with applicable federal, state, local and international requirements, we cannot confirm that our manufacturers and suppliers consistently comply with these requirements. In addition, if there are changes to these or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. Any re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.
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
In addition, new disclosure standards and rules related to other ESG matters, including with respect to human rights, impact on affected communities, pollution, water stewardship, biodiversity and the circular economy, have been adopted and may continue to be introduced in various states and other jurisdictions. For example, the European Union Corporate Sustainability Reporting Directive became effective in 2023 and applies to both EU and non-EU entities. In October 2023, California adopted new carbon and climate-related reporting requirements for large public and private companies doing business in the state. In March 2024, the SEC adopted final rules requiring the disclosure of certain climate-related information in registration statements and annual reports which were stayed on April 4, 2024 by the SEC until the completion of judicial review.
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
Since 2023, our closing stock price ranged from a high of $6.46 in the first quarter of 2023 to a low of $1.31 in the second quarter of 2024. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results, changes in our financial projections provided to the public or our failure to meet those projections, the public’s reaction to our press releases, other public announcements and filings with the SEC, significant transactions, or new features, products or services offered by us or our competitors, changes in our business lines and product lineup, changes in financial estimates and recommendations by securities analysts, media coverage of our business and financial performance, the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us, trends in our industry, any significant change in our management, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 67.6% of the voting power of our outstanding capital stock as of June 30, 2024 with Mr. Woodman, our Chairman and CEO, holding approximately 64.6% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Our credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise impact our liquidity. In addition, our credit facility contains, and the agreements governing the 2025 Notes will contain, a cross-default provision whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the holders of the 2025 Notes or the lenders under our credit facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the 2025 Note holders or the trustee under the indentures governing the 2025 Notes or the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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
Under current GAAP, effective January 1, 2022, the treasury stock method for convertible instruments has been eliminated and instead, the application of the “if-converted” method is required for the determination of diluted net income (loss) per share on a GAAP and non-GAAP basis. Under the if-converted method, diluted net income (loss) per share for GAAP and non-GAAP would generally be calculated assuming that all of the 2025 Notes were converted solely into shares of Class A common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which would negatively affect diluted net income (loss) per share. The impact from the “if converted” method added approximately 10 million shares to the diluted share count after the partial repurchase of the 2025 Notes in November 2023. Under the if-converted method, some of the incremental dilution is offset as we are able to add back the after tax effected interest expense from the 2025 Notes to the extent the result would not be anti-dilutive.
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
Issuer Purchases of Equity Securities
As of June 30, 2024, we have a remaining share repurchase authorization of $60.4 million under the current stock repurchase program authorized by our Board of Directors in January 2022 and February 2023. No shares of our Class A and Class B common stock were repurchased during the three months ended June 30, 2024.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans of Directors and Executive Officers
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s second quarter ended June 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

GoPro, Inc.
(Registrant)

Dated:	August 6, 2024	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	August 6, 2024	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	August 6, 2024	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)