Form 10-Q
period 2024-09-30
GoPro, Inc.
filed 2024-11-07
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 4, 2024, 128,502,519 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A. of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024. Forward-looking statements include, but are not limited to, statements regarding our plans to improve product offerings; projections of results of operations, research and development plans, marketing plans, plans to expand our global retail and distribution footprint, and revenue growth drivers; plans to manage our operating expenses effectively; plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; our ability to achieve profitability if there are delays in our product launches; the impact of negative macroeconomic factors including fluctuating interest rates and inflation, market volatility, economic recession concerns, and potential occurrence of a temporary federal government shutdown; the ability for us to maintain camera sales sufficient to drive meaningful volume, revenue, and subscriber base; our ability to acquire and retain subscribers; the impact of competition on our market share, revenue, and profitability; the effects of global conflicts and geopolitical issues such as the conflicts in the Middle East, Ukraine or China-Taiwan relations on our business; plans to settle the note conversion in cash; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the threat of a security breach or other disruption including cyber-attacks; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q, including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$130,195	$222,708
Marketable securities	—	23,867
Accounts receivable, net	133,161	91,452
Inventory	155,259	106,266
Prepaid expenses and other current assets	35,964	38,298
Total current assets	454,579	482,591
Property and equipment, net	8,798	8,686
Operating lease right-of-use assets	15,738	18,729
Goodwill	152,351	146,459
Other long-term assets	30,137	311,486
Total assets	$661,603	$967,951

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$155,387	$102,612
Accrued expenses and other current liabilities	124,299	110,049
Short-term operating lease liabilities	10,737	10,520
Deferred revenue	54,002	55,913
Total current liabilities	344,425	279,094
Long-term taxes payable	14,628	11,199
Long-term debt	93,053	92,615
Long-term operating lease liabilities	21,475	25,527
Other long-term liabilities	4,079	3,670
Total liabilities	477,660	412,105

Commitments, contingencies and guarantees (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 128,502 and 123,638 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	1,021,590	998,373
Treasury stock, at cost, 26,608 and 26,608 shares, respectively	(193,231)	(193,231)
Accumulated deficit	(644,416)	(249,296)
Total stockholders’ equity	183,943	555,846
Total liabilities and stockholders’ equity	$661,603	$967,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenue	$258,898	$294,299	$600,591	$710,039
Cost of revenue	167,052	200,095	398,997	487,561
Gross profit	91,846	94,204	201,594	222,478
Operating expenses:
Research and development	44,328	41,708	135,872	121,796
Sales and marketing	40,686	41,254	117,185	119,215
General and administrative	14,843	15,029	44,470	47,562
Total operating expenses	99,857	97,991	297,527	288,573
Operating loss	(8,011)	(3,787)	(95,933)	(66,095)
Other income (expense):
Interest expense	(808)	(1,171)	(2,272)	(3,463)
Other income, net	2,691	1,963	4,710	7,231
Total other income, net	1,883	792	2,438	3,768
Loss before income taxes	(6,128)	(2,995)	(93,495)	(62,327)
Income tax expense (benefit)	2,083	689	301,625	(11,562)
Net loss	$(8,211)	$(3,684)	$(395,120)	$(50,765)

Basic and diluted net loss per share	$(0.05)	$(0.02)	$(2.59)	$(0.33)

Shares used to compute basic and diluted net loss per share	153,741	152,409	152,449	154,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in thousands)	2024	2023
Operating activities:
Net loss	$(395,120)	$(50,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,711	5,001
Non-cash operating lease cost	(285)	2,133
Stock-based compensation	23,933	31,448
Deferred income taxes	296,759	(17,964)
Impairment of right-of-use assets	3,276	—
Other	(627)	(1,968)
Changes in operating assets and liabilities:
Accounts receivable, net	(41,746)	(30,630)
Inventory	(48,993)	(27,745)
Prepaid expenses and other assets	(4,650)	(6,895)
Accounts payable and other liabilities	64,807	25,712
Deferred revenue	(2,107)	(4,919)
Net cash used in operating activities	(100,042)	(76,592)

Investing activities:
Purchases of property and equipment, net	(3,623)	(985)
Purchases of marketable securities	—	(25,782)
Maturities of marketable securities	24,000	134,204
Acquisition, net of cash acquired	(12,308)	—
Net cash provided by investing activities	8,069	107,437

Financing activities:
Proceeds from issuance of common stock	2,150	3,876
Taxes paid related to net share settlement of equity awards	(2,847)	(7,146)
Repurchase of outstanding common stock	—	(30,000)
Net cash used in financing activities	(697)	(33,270)

Effect of exchange rate changes on cash and cash equivalents	157	(326)
Net change in cash and cash equivalents	(92,513)	(2,751)
Cash and cash equivalents at beginning of period	222,708	223,735
Cash and cash equivalents at end of period	$130,195	$220,984

Non-cash investing and financing activities:
Receipt of equity from asset sale	$999	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2022	154,888	$960,903	$(153,231)	$(196,113)	$611,559
Common stock issued under employee benefit plans, net of shares withheld for tax	1,960	2,397	—	—	2,397
Taxes paid related to net share settlements	—	(4,251)	—	—	(4,251)
Stock-based compensation expense	—	10,314	—	—	10,314
Repurchase of outstanding common stock	(890)	—	(5,000)	—	(5,000)
Net loss	—	—	—	(29,869)	(29,869)
Balances at March 31, 2023	155,958	969,363	(158,231)	(225,982)	585,150
Common stock issued under employee benefit plans, net of shares withheld for tax	375	7	—	—	7
Taxes paid related to net share settlements	—	(583)	—	—	(583)
Stock-based compensation expense	—	11,117	—	—	11,117
Repurchase of outstanding common stock	(3,606)	—	(15,000)	—	(15,000)
Net loss	—	—	—	(17,212)	(17,212)
Balances at June 30, 2023	152,727	979,904	(173,231)	(243,194)	563,479
Common stock issued under employee benefit plans, net of shares withheld for tax	1,918	1,580	—	—	1,580
Taxes paid related to net share settlements	—	(2,312)	—	—	(2,312)
Stock-based compensation expense	—	10,017	—	—	10,017
Repurchase of outstanding common stock	(2,605)	—	(10,000)	—	(10,000)
Net loss	—	—	—	(3,684)	(3,684)
Balances at September 30, 2023	152,040	$989,189	$(183,231)	$(246,878)	$559,080

Balances at December 31, 2023	149,897	$998,373	$(193,231)	$(249,296)	$555,846
Common stock issued under employee benefit plans, net of shares withheld for tax	2,403	1,361	—	—	1,361
Taxes paid related to net share settlements	—	(1,977)	—	—	(1,977)
Stock-based compensation expense	—	8,770	—	—	8,770
Net loss	—	—	—	(339,088)	(339,088)
Balances at March 31, 2024	152,300	1,006,527	(193,231)	(588,384)	224,912
Common stock issued under employee benefit plans, net of shares withheld for tax	430	—	—	—	—
Taxes paid related to net share settlements	—	(203)	—	—	(203)
Stock-based compensation expense	—	7,791	—	—	7,791
Net loss	—	—	—	(47,821)	(47,821)
Balances at June 30, 2024	152,730	1,014,115	(193,231)	(636,205)	184,679
Common stock issued under employee benefit plans, net of shares withheld for tax	2,031	770	—	—	770
Taxes paid related to net share settlements	—	(667)	—	—	(667)
Stock-based compensation expense (Note 7)	—	7,372	—	—	7,372
Net loss	—	—	—	(8,211)	(8,211)
Balances at September 30, 2024	154,761	$1,021,590	$(193,231)	$(644,416)	$183,943

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
Although the Company’s market capitalization further declined in the third quarter of 2024, the Company does not believe that it is more likely than not that the fair value of its single reporting unit is less than the carrying value. Using the market capitalization approach, which the Company expects would be similar to the discounted cash

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
flow method, the fair value of the single reporting unit is estimated based on the trading price of the Company’s stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business. As of September 30, 2024, the market capitalization exceeded the carrying value of the single reporting unit by 13% which was not adjusted for an acquisition control premium. The acquisition control premium would further increase the percentage by which the estimated fair value of the Company’s single reporting unit would exceed the carrying value.
The estimated fair value of the Company’s single reporting unit is sensitive to the volatility in the Company’s stock price. For example, a 5% decrease in the Company’s September 30, 2024 stock price would result in its market capitalization exceeding the carrying value of its single reporting unit by 8%, which is not adjusted for an acquisition control premium. If the Company's market capitalization continues to decline or future performance falls below the Company’s current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on the Company’s business, financial condition, and results of operations in the reporting period in which a charge would be necessary. The Company will continue to monitor developments, including updates to the Company’s forecasts and market capitalization. An update of the Company’s assessment and related estimates may be required in the future.
Liquidity. As of September 30, 2024, the Company had $130.2 million in cash, cash equivalents and marketable securities and an accumulated deficit of $644.4 million. Based on the Company’s current cash balance, its cost reductions implemented to date, and working capital adjustments, the Company anticipates it will have sufficient funds to meet its strategic and working capital requirements, debt service requirements and lease payment obligations for at least twelve months from the issuance of these condensed consolidated financial statements. The Company also had $44.8 million available to draw from its 2021 Credit Agreement (as defined below) as of September 30, 2024 and its 2025 Notes are due in November 2025, which the Company has the ability to convert the balance due into stock under certain circumstances. If the Company is unable to obtain adequate debt or equity financing when it is required or on terms acceptable to the Company, the Company’s ability to grow its business, repay debt and respond to business challenges could be significantly limited. Although management believes its current cash resources are sufficient to sustain operations for one year from issuance of these condensed consolidated financial statements, the success of the Company’s operations and the global economic outlook, among other factors, could impact its business and liquidity. The Company will continue to evaluate additional measures, including cost reduction initiatives, debt or equity refinancing, and other similar arrangements. In addition, in October 2024, the Company initiated a cost reduction effort that is expected to reduce headcount by approximately 26% compared to its headcount ending Q2 2024, reduce marketing expenses in the second half of 2024 as well as 2025, and reduce other general expenses. Management considered whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern and evaluated the funds necessary to maintain operations. Based on the Company’s current cash flow projections, the Company has concluded that its available cash and cash equivalents are sufficient to continue operating activities for at least twelve months following the issuance date of these condensed consolidated financial statements.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
The Company’s subscription and service revenue is recognized primarily from its Premium+, Premium, and Quik subscription offerings and is recognized ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue. The Company launched its Premium+ subscription in February 2024, which includes cloud storage up to 500 gigabytes (GB) of non-GoPro content, access to GoPro’s HyperSmooth Pro video stabilization software, and the features included in the Premium subscription. The Company’s Premium subscription offers a range of services, including unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 25 GB of non-GoPro content, highlight videos automatically delivered via the Company’s mobile app when GoPro camera footage is uploaded to a GoPro cloud account using Auto Upload, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, gear, mounts, and accessories. The Company also offers the Quik subscription that provides access to a suite of simple single-clip and multi-clip editing tools. Subscription and service revenue was $27.5 million, or 10.6% of total revenue for the three months ended September 30, 2024, and $79.7 million, or 13.3% of total revenue for the nine months ended September 30, 2024. Subscription and service revenue as a percentage of 2023 annual revenue was not material.
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
Deferred revenue as of September 30, 2024 and December 31, 2023, includes amounts related to the Company’s subscriptions and PCS. The Company’s short-term and long-term deferred revenue balances totaled $57.0 million and $59.1 million as of September 30, 2024 and December 31, 2023, respectively. Of the deferred revenue balance as of December 31, 2023 and 2022, the Company recognized $11.2 million and $12.2 million of revenue during the three months ended September 30, 2024 and 2023, respectively, and $50.6 million and $50.6 million of revenue during the nine months ended September 30, 2024 and 2023, respectively. Of the deferred revenue balance as of June 30, 2024 and 2023, the Company recognized $23.0 million and $23.1 million of revenue during the three months ended September 30, 2024 and 2023, respectively.

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
Income taxes. The Company utilizes the asset and liability method for computing its income tax provision, under which, deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. Management makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income in each tax jurisdiction and, to the extent the Company believes recovery is not likely, establishes a valuation allowance. In the first quarter of 2024, the Company provided a valuation allowance of $294.9 million on United States federal and state deferred tax assets. The Company intends to continue to maintain a full valuation allowance on its United States federal and state deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Goodwill is primarily attributable to expected synergies in the technologies that can be leveraged by the Company in future product offerings. The operating results of the acquired entity have been included in the Company’s condensed consolidated financial statements from the date of acquisition. Actual and pro forma results of operations for this acquisition have not been presented because they did not have a material impact to the Company’s condensed consolidated results of operations.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
3. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	September 30, 2024			December 31, 2023
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$60,344	$—	$60,344	$152,760	$—	$152,760
Total cash equivalents	$60,344	$—	$60,344	$152,760	$—	$152,760
Marketable securities:
U.S. treasury securities	$—	$—	$—	$—	$7,962	$7,962
Commercial paper	—	—	—	—	7,942	7,942
Corporate debt securities	—	—	—	—	3,978	3,978
Government securities	—	—	—	—	3,985	3,985
Total marketable securities	$—	$—	$—	$—	$23,867	$23,867
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $69.9 million and $69.9 million as of September 30, 2024 and December 31, 2023, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources and models utilizing market observable inputs to determine their fair value. The Company held no marketable securities as of September 30, 2024, and the contractual maturities of available-for-sale marketable securities as of December 31, 2023 were all less than one year in duration. As of September 30, 2024 and December 31, 2023, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
As of September 30, 2024 and December 31, 2023, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 5 Financing arrangements). In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes. The calculated fair value of the 2025 Notes was $82.5 million and $82.3 million as of September 30, 2024 and December 31, 2023, respectively. The estimated fair value of the 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations.
Equity securities without readily identifiable fair values include the Company’s investments in privately-held companies consisting of preferred stock. The Company accounts for these securities at cost, adjusted for changes from observable transactions for identical or similar investments of the same issuer, less impairments. Fair value of these equity securities is reassessed when the Company identifies observable price changes indicating that an adjustment to the carrying value is necessary. Any observable changes in fair value are recognized in earnings as of the date that the observable transaction took place. In addition, the Company periodically evaluates equity securities without readily determinable fair values to determine if impairment charges are required by evaluating whether an event or change in circumstance has occurred that may have a significant adverse effect on the fair value of the investment. A qualitative assessment is performed each reporting period to assess whether there are any impairment indicators, including, but not limited to, significant deterioration in the investee's earnings performance, credit rating, asset quality or business prospects, adverse change in the regulatory, economic, or technological environment, change in the general market condition of the geographic area or industry, acquisition offers, and the ability to continue as a going concern. If such indicators are present, the Company estimates the fair value of impaired investments and recognizes an impairment loss in the

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations equal to the difference between the carrying value and fair value. As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s equity investments without readily determinable fair values was $1.0 million and zero, which was recorded as a component of other long-term assets. The Company’s investments in equity without readily determinable fair value are classified as Level 3 asset due to the lack of observable inputs to determine fair value. For the three and nine months ended September 30, 2024 and 2023, there have been no impairments or downward or upward adjustments for equity securities without readily determinable fair values.
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

4. Condensed consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	September 30, 2024	December 31, 2023
Components	$30,971	$20,311
Finished goods	124,288	85,955
Total inventory	$155,259	$106,266
Property and equipment, net

(in thousands)	September 30, 2024	December 31, 2023
Leasehold improvements	$24,000	$23,818
Production, engineering, and other equipment	38,252	38,574
Tooling	6,361	5,678
Computers and software	13,820	13,896
Furniture and office equipment	3,790	4,575
Tradeshow equipment and other	1,452	1,502
Construction in progress	105	83
Gross property and equipment	87,780	88,126
Less: Accumulated depreciation and amortization	(78,982)	(79,440)
Property and equipment, net	$8,798	$8,686
Other long-term assets

(in thousands)	September 30, 2024	December 31, 2023
Point of purchase (POP) displays	$14,853	$6,254
Deposits and other	8,122	8,233
Intangible assets, net	6,421	15
Long-term deferred tax assets	741	296,984
Other long-term assets	$30,137	$311,486

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Intangible assets

	Useful life (in months)	September 30, 2024
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(52,160)	$6,406
Domain name		15	—	15
Total intangible assets		$58,581	$(52,160)	$6,421

	Useful life (in months)	December 31, 2023
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$51,066	$(51,066)	$—
Domain name		15	—	15
Total intangible assets		$51,081	$(51,066)	$15
The gross carrying value of purchased technology increased $7.5 million from December 31, 2023 as a result of the acquisition of Forcite Helmet Systems in February 2024 (see Note 2 Business Acquisitions). Amortization expense was $0.5 million and zero for the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and zero for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2024 (remaining 3 months)	$468
2025	1,875
2026	1,875
2027	1,875
2028	313
$6,406
Accrued expenses and other current liabilities

(in thousands)	September 30, 2024	December 31, 2023
Accrued sales incentives	$53,668	$42,752
Accrued liabilities	30,792	21,214
Employee related liabilities (1)	5,846	18,969
Warranty liabilities	6,801	8,270
Return liability	6,102	6,389
Inventory received	8,944	1,745
Customer deposits	2,458	1,933
Purchase order commitments	1,619	899
Other	8,069	7,878
Accrued expenses and other current liabilities	$124,299	$110,049
(1)    See Note 12 Restructuring charges for amounts associated with restructuring liabilities.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Product warranty

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Beginning balance	$6,520	$7,304	$8,759	$8,319
Charged to cost of revenue	4,234	6,284	8,573	14,758
Settlement of warranty claims	(3,385)	(5,392)	(9,963)	(14,881)
Warranty liability	$7,369	$8,196	$7,369	$8,196
As of September 30, 2024 and December 31, 2023, $6.8 million and $8.3 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.6 million and $0.5 million, respectively, was recorded as a component of other long-term liabilities.

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
As of September 30, 2024, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement and has made no borrowings from the 2021 Credit Facility to date. There is an outstanding

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
letter of credit under the 2021 Credit Agreement of $5.2 million for certain duty-related requirements which was not collateralized by any cash on hand. As of September 30, 2024, the Company could borrow up to $44.8 million under the 2021 Credit Agreement.
2025 Convertible Notes
In November 2020, the Company issued $125.0 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 (the 2025 Notes) and granted an option to the initial purchasers to purchase up to an additional $18.8 million aggregate principal amount of the 2025 Notes to cover over-allotments, of which $18.8 million was subsequently exercised during November 2020, resulting in a total issuance of $143.8 million aggregate principal amount of the 2025 Notes. The 2025 Notes are senior, unsecured obligations of the Company and mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances. Prior to August 15, 2025, the 2025 Notes are convertible into cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election, at an initial conversion rate of 107.1984 shares of Class A common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $9.3285 per share of common stock, subject to adjustment. If the Company does not elect to convert the 2025 Notes into cash, shares of the Company’s Class A common stock, or a combination thereof before August 15, 2025, the Company will be deemed to have elected to convert the 2025 Notes in a combination of cash and shares of the Company’s Class A common stock. The Company pays interest on the 2025 Notes semi-annually in arrears on May 15 and November 15 of each year.
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
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended September 30, 2024, the conditions allowing holders of the 2025 Notes to convert were not met.
In connection with the offering of the 2025 Notes, the Company paid $10.2 million to enter into privately negotiated capped call transactions with certain financial institutions (Capped Calls). The Capped Calls have an

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
As of September 30, 2024 and December 31, 2023, the outstanding principal on the 2025 Notes was $93.8 million and $93.8 million, respectively, the unamortized debt issuance cost was $0.7 million and $1.2 million, respectively, and the net carrying amount of the liability was $93.1 million and $92.6 million, respectively, which was recorded as long-term debt within the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2024 and 2023, the Company recorded interest expense of $0.3 million and $0.4 million, respectively, for contractual coupon interest, and $0.2 million and $0.2 million, respectively, for amortization of debt issuance costs. For the nine months ended September 30, 2024 and 2023 the Company recorded interest expense of $0.9 million and $1.3 million, respectively, for contractual coupon interest, and $0.5 million and $0.7 million respectively, for amortization of debt issuance costs. As of September 30, 2024, and December 31, 2023, the effective interest rate, which is calculated as the contractual interest rate adjusted for the debt issuance costs, was 1.4% and 2.8%, respectively.

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
As of September 30, 2024, the remaining amount of share repurchases under the program was $60.4 million. The following table summarizes share repurchases during the three and nine months ended September 30, 2024 and 2023.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Shares repurchased	—	2,605	—	7,101
Average price per share	$—	$3.84	$—	$4.22
Value of shares repurchased	$—	$10,000	$—	$30,000

7. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from four of its five stock-based employee compensation plans: the 2024 Equity Incentive Plan (2024 Plan), the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan), and the 2024 Employee Stock Purchase Plan (2024 ESPP). The 2024 Plan serves as a successor to the 2014 Plan and the 2014 Plan serves as successor to the 2010 Plan. The effective date of both the 2024 Plan and the 2024 ESPP was February 15, 2024. The 2014 Plan and the 2014 Employee Stock Purchase Plan (2014 ESPP) each expired on February 15, 2024. The 2014 ESPP plan’s final purchase was on February 15, 2024, and no remaining purchase rights are accrued under this plan. Awards granted under the 2010 and 2014 Plans will continue to be subject to the terms and provisions of the 2010 and 2014 Plans.
The 2024 Plan provides for the granting of incentive and non-qualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs), stock appreciation rights, stock bonus awards and performance awards to qualified employees, non-employee directors and consultants. Options granted under the 2024 Plan generally expire within ten years from the date of grant and generally vest over one to four years. Restricted stock units (RSUs) granted under the 2024 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2024 Plan generally vest over three years based upon continued service and the Company achieving certain financial and operating targets and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur. The 2024 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. For additional information regarding the Company’s equity incentive plans, refer to the 2023 Annual Report.
Stock options
A summary of the Company’s stock option activity for the nine months ended September 30, 2024 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	2,684	$8.43	5.08	$—
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(357)	14.96
Outstanding at September 30, 2024	2,327	$7.43	4.84	$—

Vested and expected to vest at September 30, 2024	2,327	$7.43	4.84	$—
Exercisable at September 30, 2024	2,015	$7.75	4.29	$—

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The aggregate intrinsic value of the stock options outstanding as of September 30, 2024 represents the value of the Company’s closing stock price on September 30, 2024 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the nine months ended September 30, 2024 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2023	11,494	$5.94
Granted	6,616	1.91
Vested	(4,481)	6.02
Forfeited	(1,571)	4.72
Non-vested shares at September 30, 2024	12,058	$3.86
Performance stock units
A summary of the Company’s PSU activity for the nine months ended September 30, 2024 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2023	829	$6.40
Granted	1,531	1.70
Vested	(454)	6.56
Forfeited	(12)	5.79
Non-vested shares at September 30, 2024	1,894	$2.57
Employee stock purchase plan. For the nine months ended September 30, 2024 and 2023, the Company issued 1.4 million and 0.9 million shares under its employee stock purchase plans, respectively, at weighted-average prices of $1.56 and $4.10 per share, respectively.
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
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$349	$500	$1,103	$1,496
Research and development	3,669	4,713	11,950	14,381
Sales and marketing	1,603	2,125	4,892	6,662
General and administrative	1,751	2,679	5,988	8,909
Total stock-based compensation expense	$7,372	$10,017	$23,933	$31,448

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
There was no income tax benefit related to stock-based compensation expense for the three and nine months ended September 30, 2024 due to a full valuation allowance on the Company’s United States net deferred tax assets. The income tax benefit related to stock-based compensation expense was $2.3 million and $7.1 million for the three and nine months ended September 30, 2023, respectively. See Note 9, Income taxes, for additional details.
As of September 30, 2024, total unearned stock-based compensation of $39.0 million related to stock options, RSUs, PSUs, and ESPP shares is expected to be recognized over a weighted-average period of 2.31 years.

8. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(8,211)	$(3,684)	$(395,120)	$(50,765)

Denominator:
Weighted-average common shares—basic and diluted for Class A and Class B common stock	153,741	152,409	152,449	154,113

Basic and diluted net loss per share	$(0.05)	$(0.02)	$(2.59)	$(0.33)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Stock-based awards	16,956	15,535	16,604	15,410
Shares related to convertible senior notes	10,050	15,410	10,050	15,410
Total anti-dilutive securities	27,006	30,945	26,654	30,820
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

9. Income taxes
The following table provides the income tax expense (benefit) amount:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Income tax expense (benefit)	$2,083	$689	$301,625	$(11,562)
The Company recorded an income tax expense of $2.1 million for the three months ended September 30, 2024, on pre-tax net loss of $6.1 million. The Company’s income tax expense for the three months ended September 30, 2024 primarily resulted from a tax expense of $2.1 million on pre-tax book income in certain tax jurisdictions, and discrete items that included $1.9 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by a net decrease in the valuation allowance of $1.6 million, an income tax benefit of $0.3 million related to restructuring charges, and an income tax benefit related to the foreign provision to income tax return adjustments of $0.1 million.
The Company recorded an income tax expense of $301.6 million for the nine months ended September 30, 2024 on pre-tax net loss of $93.5 million. The Company’s income tax expense for the nine months ended September 30, 2024 primarily resulted from a tax expense of $5.0 million on pre-tax book income in certain jurisdictions, and discrete items that included $293.4 million of net tax expense from the recording of a valuation allowance on the Company’s United States federal and state net deferred tax assets, and nondeductible equity tax expense for employee stock-based compensation of $4.9 million, partially offset by an income tax benefit of $1.3 million related to restructuring charges, and an income tax benefit related to the foreign provision to income tax return adjustments of $0.5 million.
Each quarter, the Company assesses the realizability of its existing deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize its deferred tax assets. In the assessment for the period ended March 31, 2024, the Company concluded based on the introduction of negative evidence resulting from developments in the first quarter of 2024, such as increased and accelerated costs associated with the Company’s future product strategy and roadmap, an increased competitive environment, integration and product development costs related to the recent acquisition of Forcite Helmet Systems, restructuring costs and other negative factors, that it was more likely than not that its United States federal and state deferred tax assets would not be realizable. Therefore, in the period ended March 31, 2024, after consideration of the Company’s deferred tax liabilities and recent developments, the Company provided a valuation allowance of $294.9 million on United States federal and state deferred tax assets. That determination was also based, in part, on the Company’s revised expectation that its projections of pre-tax losses in 2024 and future years will cause the Company to be in a cumulative GAAP loss for ASC Topic 740 purposes in 2024 and forward. In the assessment for the period ended September 30, 2024, the Company concluded that it remains more likely than not that the Company will not be able to realize its deferred tax assets. The Company will continue to monitor its future financial results, expected projections and their potential impact on the Company’s assessment regarding the recoverability of its deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded. The Company’s foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that the Company’s foreign deferred tax assets will be realized and thus, a valuation allowance is not required on its foreign deferred tax assets.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended September 30, 2023 the Company recorded an income tax expense of $0.7 million on a pre-tax net loss of $3.0 million. The Company’s income tax expense for the three months ended September 30, 2023 was composed of $1.0 million of tax benefit incurred on pre-tax loss, and discrete items that primarily included $1.7 million of nondeductible equity tax expense for employee stock-based compensation, $0.1 million of tax expense related to restructuring charges, and $0.1 million of tax benefit related to the foreign provision to income tax return adjustments. The Company recorded an income tax benefit of $11.6 million for the nine months ended September 30, 2023 on a pre-tax net loss of $62.3 million. The Company’s income tax benefit for the nine months ended September 30, 2023 was composed of $14.4 million of tax benefit incurred on pre-tax loss, and discrete items that primarily included $2.4 million of net nondeductible equity tax expense for employee stock-based compensation, $0.1 million of tax expense related to the foreign provision to income tax return adjustments, and $0.3 million of tax expense related to the restructuring charges.
As of September 30, 2024 and December 31, 2023, the Company’s gross unrecognized tax benefits were $29.8 million and $25.8 million, respectively. If recognized, $14.0 million of these unrecognized tax benefits (net of United States federal benefit) as of September 30, 2024 would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances.
The Company conducts business globally and as a result, files income tax returns in the United States and foreign jurisdictions. The Company’s unrecognized tax benefits relate primarily to unresolved matters with taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, primarily due to the statute of limitations expiration, that within the next 12 months, it is possible that up to $3.9 million of uncertain tax positions could be released. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
In 2021, the Organization for Economic Co-operation and Development (OECD) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (Pillar Two) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. The Company assessed the impact of Pillar Two and there is no material impact to the provision for income taxes for the three and nine months ended September 30, 2024. The Company will continue to monitor future guidance issued and assess the potential impact to the Company’s condensed consolidated financial statements.

10. Commitments, contingencies, and guarantees
Facility leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2033.
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost (1)	$2,486	$2,363	$7,792	$8,557
Sublease income	(722)	(277)	(2,094)	(1,723)
Right-of-use asset impairment cost	—	—	3,276	—
Net lease cost	$1,764	$2,086	$8,974	$6,834
(1)    Operating lease costs include immaterial variable lease costs and amounts related to restructuring charges, which are discussed in Note 12 Restructuring charges.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,371	$9,526
Right-of-use assets obtained in exchange for operating lease liabilities	4,801	3,047

Supplemental balance sheet information related to leases was as follows:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years) - operating leases	3.26	3.05
Weighted-average discount rate - operating leases	6.3%	6.2%

As of September 30, 2024, maturities of operating lease liabilities were as follows:

(in thousands)	September 30, 2024
2024 (remaining 3 months)	$2,440
2025	13,750
2026	13,270
2027	2,148
2028	811
Thereafter	3,782
Total lease payments	36,201
Less: Imputed interest	(3,989)
Present value of lease liabilities	$32,212
Other commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of September 30, 2024, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $224.4 million.
Legal proceedings and investigations. Since 2015, Contour IP Holdings LLC (CIPH) and related entities have filed lawsuits in various federal district courts alleging, among other things, patent infringement in relation to certain GoPro products. Following litigation in federal courts and the United States Patent and Trademark Office, CIPH’s patents were ruled invalid in March 2022. Judgment was then entered in favor of the Company and against CIPH. CIPH later appealed to the Federal Circuit. On September 9, 2024, the Federal Circuit panel reversed the district court ruling. On October 9, 2024, GoPro filed a petition for rehearing of the panel’s decision.
On March 29, 2024, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Arashi Vision Inc., d/b/a Insta360, and Arashi Vision (U.S.) LLC, d/b/a Insta360, and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc., d/b/a Insta360, and Arashi Vision (U.S.) LLC, d/b/a Insta360. The complaint and lawsuit each allege infringement of certain GoPro patents related to the Company’s cameras and digital imaging technology. Insta360 has since filed inter partes review (IPR) petitions seeking to challenge the validity of the GoPro patents asserted against Insta360. Insta360 has also filed a patent infringement action against the Company in China (Jiangsu High Court), which the Company believes lacks merit and intends to defend against.
The Company regularly evaluates the associated developments of the legal proceedings described above, as well as other legal proceedings that arise in the ordinary course of business. While litigation is inherently uncertain,

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
based on the currently available information, the Company is unable to determine a loss or a range of loss, and does not believe the ultimate cost to resolve these matters will have a material adverse effect on its business, financial condition, cash flows or results of operations.
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of September 30, 2024, the Company has not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	September 30, 2024	December 31, 2023
Customer A	22%	30%
Customer B	10%	11%
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Accounts receivable sold	$21,997	$32,011	$59,489	$73,050
Factoring fees	308	434	834	1,101
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Customer A	*	12%	*	10%
Customer B	*	*	*	10%
* Less than 10% of total revenue for the periods indicated.
Supplier concentration. The Company relies on third parties for the supply and manufacture of its products, some of which are sole-source suppliers. The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Geographic information
Revenue by geographic region, based on ship-to locations, was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Americas	$109,332	$131,612	$274,648	$342,775
Europe, Middle East and Africa (EMEA)	84,416	83,490	200,907	196,006
Asia and Pacific (APAC)	65,150	79,197	125,036	171,258
Total revenue	$258,898	$294,299	$600,591	$710,039
Revenue from the United States, which is included in the Americas geographic region, was $79.6 million and $100.9 million, for the three months ended September 30, 2024 and 2023, respectively, and $204.2 million and $283.0 million for the nine months ended September 30, 2024 and 2023, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of September 30, 2024 and December 31, 2023, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $3.2 million and $1.6 million, respectively.

12. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$13	$—	$178	$(183)
Research and development	825	—	3,420	10
Sales and marketing	397	—	1,867	6
General and administrative	147	—	1,177	3
Total restructuring charges	$1,382	$—	$6,642	$(164)
Third quarter 2024 restructuring
In August 2024, the Company approved a restructuring plan (the Original Restructuring Plan) to reduce operating costs by reducing its global workforce by approximately 15%. In October 2024, the Company approved an amended restructuring plan (the Updated Restructuring Plan) to increase the reduction of its global workforce to approximately 26% compared to its headcount ending Q2 2024. In connection with the Original Restructuring Plan, the Company recorded restructuring charges of $1.1 million related to severance. Under the Updated Restructuring Plan, the Company expects to incur up to $9 million of severance related charges and up to $8 million of project cancellation costs in the fourth quarter of 2024.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

(in thousands)	Severance	Total
Restructuring liability as of December 31, 2023	$—	$—
Restructuring charges	1,104	1,104
Cash paid	(744)	(744)
Non-cash reductions	—	—
Restructuring liability as of September 30, 2024	$360	$360
First quarter 2024 restructuring
In March 2024, the Company approved a restructuring plan to reduce operating costs and drive stronger operating leverage by reducing the Company’s global workforce by approximately 4% and certain office space. Under the first quarter 2024 restructuring plan, the Company recorded restructuring charges of $2.3 million related to severance, $3.3 million related to a right-of-use asset impairment upon ceasing the use of certain office space and $0.4 million related to office space charges. As of September 30, 2024, the remaining future lease related payments associated with certain office space vacated as a result of the first quarter 2024 restructuring plan are anticipated to be approximately $1.9 million and will be paid over the underlying remaining lease term.

(in thousands)	Severance	ROU Asset Impairment	Other	Total
Restructuring liability as of December 31, 2023	$—	$—	$—	$—
Restructuring charges	2,257	3,276	275	5,808
Cash paid	(1,976)	—	(275)	(2,251)
Non-cash reductions	(222)	(3,276)	—	(3,498)
Restructuring liability as of September 30, 2024	$59	$—	$—	$59

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2023 included in our 2023 Annual Report. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note About Forward-Looking Statements in this Quarterly Report on Form 10-Q. You should review the disclosures under the heading Risk Factors in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
This MD&A is organized as follows:
•Overview. Discussion of our business, overall analysis of our financial performance and other highlights affecting the business in order to provide context for the remainder of the MD&A.
•Results of Operations. Analysis of our financial results comparing the third quarter and first nine months of 2024 to 2023.
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
Overview
GoPro helps the world capture and share itself in immersive and exciting ways. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. When consumers use our products and services, they often generate and share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our products. We believe revenue growth may be driven by the introduction of new products, accessories, lifestyle gear, and software and subscription offerings. We believe new camera features drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Our investments in image stabilization, mobile app editing and sharing solutions, modular accessories, auto-upload capabilities, local language user-interfaces and voice recognition in more than 11 languages with 6 accents are designed to drive the expansion of our global market.
In September 2024, we began shipping our HERO13 Black flagship camera that includes our GP2 processor, HyperSmooth 6.0 image stabilization, hybrid-log gamma (HLG) high dynamic range (HDR) photos and videos in 5.3K at 60 frames per second (FPS) and 4K at 60 FPS, and a higher capacity battery resulting in longer runtimes and improved thermal performance. HyperSmooth 6.0 image stabilization features AutoBoost, which analyzes up to 4x more data compared to HyperSmooth 5.0 while supporting 360-degree Horizon Lock. The HERO13 Black also includes 10-bit color video at up to 5.3K video at 60 FPS, 27-megapixel photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and HyperView, which allows for a 16:9 field of view. The HERO13 Black also includes a front-facing and rear touch display, TimeWarp 3.0, a Timecode Sync feature, and a Night Effects Time Lapse feature. We also offer our Ultra Wide Lens Mod, Macro Lens Mod and a ND Filter 4-Pack for HERO13 Black. The Ultra Wide Lens Mod allows for an ultra wide-angle digital lens for 4K video at 60 FPS, the Macro Lens Mod allows the HERO13 Black to focus on objects 4x closer than prior generation cameras and the ND Filter 4-Pack allows the HERO13 Black to create motion blur. Additionally, we offer our HERO13 Black Creator

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Edition, which combines the HERO13 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.
In September 2024, we also began shipping our smallest and lightest version of a HERO camera which features a one-button design and touch display. The HERO camera can shoot videos at up to 4K at 30 FPS, captures photos with 12-megapixel resolution, and has a slow-motion setting of up to 2.7K at 60 FPS. The HERO camera captures content with a wide field of view lens so that HyperSmooth image stabilization can be applied in the Quik app.
Our HERO13 Black, HERO13 Black Creator Edition, HERO, HERO12 Black, HERO12 Black Creator Edition, HERO11 Black, HERO11 Black Mini, HERO11 Black Creator Edition, and MAX cameras are compatible with our ecosystem of mountable and wearable accessories.
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

				% Change
(dollars and units in thousands, except per share amounts)	Q3 2024	Q2 2024	Q3 2023		Q3 2024 vs. Q2 2024		Q3 2024 vs. Q3 2023
Revenue	$258,898	$186,224	$294,299		39%		(12)%
Camera units shipped (1)	881	576	923		53%		(5)%
Gross margin (2)	35.5%	30.5%	32.0%	500	bps	350	bps
Operating expenses	$99,857	$103,219	$97,991		(3)%		2%
Net loss	$(8,211)	$(47,821)	$(3,684)		(83)%		123%
Diluted net loss per share	$(0.05)	$(0.31)	$(0.02)		(84)%		150%
Cash provided by (used in) operations	$(2,244)	$605	$(1,638)		(471)%		37%

Other financial information:
Adjusted EBITDA (3)	$5,447	$(33,426)	$7,232		(116)%		(25)%
Non-GAAP net income (loss) (4) (5)	$(463)	$(36,179)	$8,996		(99)%		(105)%
Non-GAAP diluted net income (loss) per share (5)	$(0.00)	$(0.24)	$0.06		(100)%		(100)%
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
(4)    We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges (if applicable), (gain) loss on extinguishment of debt, gain on sale and/or license of intellectual property, and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.
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
Third quarter 2024 financial performance

Revenue for the third quarter of 2024 was $258.9 million, which represented a 12.0% decrease from the same period in 2023. The year-over-year decrease was primarily driven by a 4.6% decrease in units shipped in the quarter of 881 thousand, compared to 923 thousand in the same period in 2023 and an increase in third quarter sales incentives, partially offset by a 10.6% increase in our subscription and service revenue. The continued consumer-related macroeconomic issues resulting in a softer consumer market in the Americas and Asia-Pacific regions, particularly in China, and an increasingly global competitive landscape, notably in China, negatively impacted the third quarter of 2024 sell-in and sell-through. Our third quarter of 2024 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 74% compared to 75% for the same period in 2023. Our third quarter of 2024 average selling price decreased 7.8% year-over-year to $294, primarily due to a 38.2% increase in unit sales of entry level priced cameras, a reduction of $300 and above camera unit sales, as well as an increase in promotional activity, partially offset by an increase in our subscription and service revenue. Average selling price is defined as total reported revenue divided by camera units shipped. Retail revenue was $207.9 million in the third quarter of 2024 and represented 80.3% of total revenue, compared to 78.5% of total revenue

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
for the same period in 2023. GoPro.com revenue, which includes subscription and service revenue, was $51.0 million in the third quarter of 2024 and represented 19.7% of total revenue, compared to 21.5% of total revenue for the same period in 2023. Our overall subscription attach rate from both sales on GoPro.com and from post-camera purchases at retail was 45% in the third quarter of 2024. Our aggregate retention rate for annual subscribers was 67% in the third quarter of 2024, compared to 65% in the same period in 2023, a 4% improvement. Our gross margin percentage for the third quarter of 2024 was 35.5%, an increase of 3.50% year-over year. Net loss for the third quarter of 2024 was $8.2 million compared to a net loss of $3.7 million in the same period in 2023. Adjusted EBITDA for the third quarter of 2024 was $5.4 million, compared to $7.2 million for the same period in 2023. Cash was down slightly sequentially, and inventory was slightly up year-over-year in preparation for the upcoming holiday season in the fourth quarter of 2024.
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
Driving profitability through improved efficiency, lower costs, and better execution. We incurred an operating loss in the first nine months of 2024, and for the full year 2023. We continue to make strategic decisions to drive volume, growth, and profitability in our business. Restructuring actions in 2024 and prior restructuring actions, along with continued cost management have resulted in a more efficient global organization that has allowed for improved communication and alignment among our functional teams. We are changing our approach to operate in a leaner, more focused manner that we believe is sustainable and strategic for long-term success and improved financial performance. This includes reducing our operating expenses to the lowest level since before going public, while pursuing a product roadmap we believe will drive innovation, differentiation, and growth. And, in the longer term, increasing our total addressable market by introducing new and innovative products, increasing unit sales volume of our existing products, and increasing our subscriber base. Our expectation is that sales from our retail channel will continue to increase relative to sales on GoPro.com. While growth in subscribers and subscription and service revenue has slowed, we continue to make strategic decisions to enhance our subscription offerings to increase subscriber retention and increase subscription and service revenue.
If we are unable to generate adequate unit sales and revenue growth, successfully increase our total addressable market, successfully increase retail sales, successfully manage sales incentive levels, grow subscribers and subscription and service revenue, effectively manage our expenses, and navigate the volatile macroeconomic environment (including fluctuating interest rates and currency exchange rates, and recession concerns), we may incur significant losses in the future and may not be able to return to profitability.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, software, and other new offerings. We plan to further build upon our integrated mobile and cloud-based storytelling solutions, as well as our subscription offerings. Our investments, including those for marketing and advertising, and those related to development efforts associated with our most recent acquisition, may not successfully drive increased revenue and our customers may not accept our new offerings. If we fail to innovate and enhance our brand, our products, our mobile app experience, or the value proposition of our subscription, our market position and revenue will be adversely affected. Further, we have and will continue to incur substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments and our business may be adversely affected.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Improving profitability. We believe that our continued focus on growing our total addressable market from our retail and GoPro.com channels, including subscription and service revenue, and broadening our range of products will support our ability to return to profitability on an annual basis due to timely and effective product launches, increases in unit volume, subscribers and related revenue, and continued operating expense control. We continue to believe that international markets represent a significant opportunity to achieve profitability. While the total market for digital cameras has seen an increase in competition, we believe that our consumers’ differentiated use of GoPro cameras, our mobile app and cloud solutions, our continued innovation of product features desired by our users, and our brand, all help support our competitiveness within the market for digital camera. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new product introductions from competitors. Sales in international locations subject us to foreign currency exchange rate fluctuations and regional macroeconomic conditions that may cause us to adjust pricing which may make our products more or less attractive to the consumer. Continued fluctuations in foreign currency exchange rates and regional macroeconomic conditions could have a continued impact on our future operating results.
Our profitability also depends on the continued success of our subscription and service offerings. If we are not successful in maintaining our product sales, and subscription and service offerings, increasing our paid subscriber base, retail mobile app attach, and improving subscriber retention, we may not be able to return to profitably and we may not recognize benefits from our investment in new areas.
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
Seasonality. Historically, we have experienced the highest levels of total revenue in the fourth quarter of the year, coinciding with the holiday shopping season, particularly in the United States and Europe. However, in the current year, we do not expect this trend to continue due to macroeconomic conditions and competition globally. While we have implemented operational changes aimed at reducing the impact of fourth quarter seasonality on full year performance, timely and effective product introductions, whether just prior to the holiday season or otherwise, and forecasting, are critical to our operations and financial performance.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2024		2023		2024		2023
Revenue	$258,898	100%	$294,299	100%	$600,591	100%	$710,039	100%
Cost of revenue	167,052	65	200,095	68	398,997	66	487,561	69
Gross profit	91,846	35	94,204	32	201,594	34	222,478	31
Operating expenses:
Research and development	44,328	17	41,708	14	135,872	23	121,796	17
Sales and marketing	40,686	16	41,254	14	117,185	20	119,215	17
General and administrative	14,843	6	15,029	5	44,470	7	47,562	7
Total operating expenses	99,857	39	97,991	33	297,527	50	288,573	41
Operating loss	(8,011)	(4)	(3,787)	(1)	(95,933)	(16)	(66,095)	(10)
Other income (expense):
Interest expense	(808)	1	(1,171)	—	(2,272)	—	(3,463)	—
Other income, net	2,691	1	1,963	—	4,710	—	7,231	1
Total other income, net	1,883	2	792	—	2,438	—	3,768	1
Loss before income taxes	(6,128)	(2)	(2,995)	(1)	(93,495)	(16)	(62,327)	(9)
Income tax expense (benefit)	2,083	1	689	—	301,625	50	(11,562)	(2)
Net loss	$(8,211)	(3)%	$(3,684)	(1)%	$(395,120)	(66)%	$(50,765)	(7)%

Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended September 30,			Nine months ended September 30,
	2024	2023	% Change	2024	2023	% Change
Camera units shipped	881	923	(5)%	1,850	2,089	(11)%

Average selling price	$294	$319	(8)	$325	$340	(4)

Retail	$207,934	$230,990	(10)	$451,352	$476,174	(5)
Percentage of revenue	80.3%	78.5%		75.2%	67.1%
GoPro.com	$50,964	$63,309	(19)	$149,239	$233,865	(36)
Percentage of revenue	19.7%	21.5%		24.8%	32.9%
Total revenue	$258,898	$294,299	(12)%	$600,591	$710,039	(15)%

Americas	$109,332	$131,612	(17)%	$274,648	$342,775	(20)%
Percentage of revenue	42.2%	44.7%		45.7%	48.3%
Europe, Middle East and Africa (EMEA)	$84,416	$83,490	1	$200,907	$196,006	3
Percentage of revenue	32.6%	28.4%		33.5%	27.6%
Asia and Pacific (APAC)	$65,150	$79,197	(18)	$125,036	$171,258	(27)
Percentage of revenue	25.2%	26.9%		20.8%	24.1%
Total revenue	$258,898	$294,299	(12)%	$600,591	$710,039	(15)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue for the third quarter of 2024 was $258.9 million, which represented a 12.0% decrease from the same period in 2023. The year-over-year decrease was primarily driven by a 4.6% decrease in units shipped in the quarter of 881 thousand, compared to 923 thousand in the same period in 2023 and an increase in third quarter sales incentives, partially offset by a 10.6% increase in our subscription and service revenue. The continued consumer-related macroeconomic issues resulting in a softer consumer market in the Americas and Asia-Pacific regions, particularly in China, and an increasingly global competitive landscape, notably in China, negatively impacted the third quarter of 2024 sell-in and sell-through. Our third quarter of 2024 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 74% compared to 75% for the same period in 2023. Our third quarter of 2024 average selling price decreased 7.8% year-over-year to $294, primarily due to a 38.2% increase in unit sales of entry level priced cameras, a reduction of $300 and above camera unit sales, as well as an increase in promotional activity, partially offset by an increase in our subscription and service revenue. Retail revenue was $207.9 million in the third quarter of 2024 and represented 80.3% of total revenue, compared to 78.5% of total revenue for the same period in 2023. GoPro.com revenue, which includes subscription and service revenue, was $51.0 million in the third quarter of 2024 and represented 19.7% of total revenue, compared to 21.5% of total revenue for the same period in 2023.
Revenue for the first nine months of 2024 was $600.6 million, or a 15.4% decrease from the same period in 2023. This was primarily driven by the impact of our May 2023 strategic pricing decision to reduce the MSRPs across our camera line up and a corresponding shift in camera revenue mix as we offered entry level cameras at a sub-$300 price point for the first time since 2019, and an 11.4% decrease in units shipped for the first nine months of 2024 of 1.9 million, compared to 2.1 million in the same period in 2023, partially offset by a $30.9 million decrease in price protection charges. In the first nine months of 2024, our average selling price decreased 4.5% year-over-year to $325 and our camera revenue mix from cameras with an MSRP equal to or greater than $400 was 74% compared to 78% for the same period in 2023. In the first nine months of 2024, our subscription and service revenue increased 10.1% to $79.7 million, which is included in the GoPro.com channel. GoPro.com revenue represented 24.8% and 32.9% of total revenue for the first nine months of 2024 and 2023, respectively, while retail revenue represented 75.2% and 67.1% of total revenue for the first nine months of 2024 and 2023, respectively. The growth of the retail channel was partially due to adding more than 6,300 new retail doors since the third quarter of 2023.
Cost of revenue and gross margin

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2024	2023	% Change		2024	2023	% Change
Cost of revenue	$166,690	$199,595	(16)%		$397,716	$486,248	(18)%
Stock-based compensation	349	500	(30)		1,103	1,496	(26)
Restructuring costs	13	—	100		178	(183)	(197)
Total cost of revenue	$167,052	$200,095	(17)%		$398,997	$487,561	(18)%
Gross margin	35.5%	32.0%	350	bps	33.6%	31.3%	230	bps
Gross margin of 35.5% for the third quarter of 2024 increased from 32.0% in the same period of 2023, or 350 bps, primarily due to lower operational costs primarily related to reduced tariff expenses and improved warranty expenses (260 bps), a cost reduction of our entry level price point camera (240 bps), improved subscription related operating costs, an increase in annual revenue per user and an increase in subscription revenue as a percentage of total revenue (130 bps), and lower prior generation camera costs (65 bps). These improvements were partially offset by an increase in promotions (300 bps) and fluctuations in foreign currency (75 bps).
Gross margin of 33.6% for the first nine months 2024 increased from 31.3% in the same period of 2023, or 230 bps, primarily due to lower camera costs (360 bps), lower operational costs (210 bps), and an increase in subscription and service revenue (160 bps), partially offset by a decrease in camera pricing, net of promotions (390 bps), and less accessory revenue (110 bps).

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Research and development

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Research and development	$39,365	$36,995	6%	$119,408	$107,405	11%
Stock-based compensation	3,669	4,713	(22)	11,950	14,381	(17)
Acquisition-related costs	469	—	100	1,094	—	100
Restructuring costs	825	—	100	3,420	10	34,100
Total research and development	$44,328	$41,708	6%	$135,872	$121,796	12%
Percentage of revenue	17.1%	14.2%		22.6%	17.2%
The year-over-year increase of $2.6 million, or 6.3%, in total research and development expense for the third quarter of 2024 compared to the same period of 2023 was primarily driven by a $5.0 million increase in consulting and professional services, a $0.8 million increase in restructuring costs, partially offset by a $1.4 million decrease in allocated facilities, depreciation, and supporting overhead expenses, a $1.1 million decrease in cash-based personnel-related costs, a $1.0 million decrease in stock-based compensation expense, and a $0.2 million decrease in travel related expenses.
The year-over-year increase of $14.1 million, or 11.6%, in total research and development expense for the first nine months of 2024 compared to the same period of 2023 was primarily driven by a $9.8 million increase in consulting and professional services, a $3.4 million increase in restructuring costs, and a $3.2 million increase in cash-based personnel-related costs, partially offset by a $2.4 million decrease in stock-based compensation expense.
Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Sales and marketing	$38,686	$39,129	(1)%	$110,426	$112,547	(2)%
Stock-based compensation	1,603	2,125	(25)	4,892	6,662	(27)
Restructuring costs	397	—	100	1,867	6	31,017
Total sales and marketing	$40,686	$41,254	(1)%	$117,185	$119,215	(2)%
Percentage of revenue	15.7%	14.0%		19.5%	16.8%
The year-over-year decrease of $0.6 million, or 1.4%, in total sales and marketing expense for the third quarter of 2024 compared to the same period of 2023 was primarily driven by a $0.7 million decrease in consulting and professional services and a $0.5 million decrease in credit card fees, partially offset by a $0.4 million increase in restructuring costs, and a $0.3 million increase in advertising and marketing expenses primarily attributable to activation activities and sponsorships.
The year-over-year decrease of $2.0 million, or 1.7%, in total sales and marketing expense for the first nine months 2024 compared to the same period of 2023 was primarily driven by a $3.3 million decrease in credit card fees and a $1.9 million decrease in allocated facilities, depreciation, and supporting overhead expenses, partially offset by a $1.9 million increase in restructuring costs, a $0.8 million increase in advertising and marketing expenses primarily attributable to sponsorships and point of purchase display depreciation expense, and a $0.5 million increase in travel related expenses.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
General and administrative	$12,930	$12,350	5%	$36,509	$38,650	(6)%
Stock-based compensation	1,751	2,679	(35)	5,988	8,909	(33)
Acquisition-related costs	15	—	100	796	—	100
Restructuring costs	147	—	100	1,177	3	39,133
Total general and administrative	$14,843	$15,029	(1)%	$44,470	$47,562	(7)%
Percentage of revenue	5.7%	5.1%		7.4%	6.7%
The year-over-year decrease of $0.2 million, or 1.2%, in total general and administrative expense for the third quarter of 2024 compared to the same period of 2023 was primarily driven by a $1.6 million decrease in cash-based personnel-related costs, and a $0.9 million decrease in stock-based compensation expense, partially offset by a $2.5 million increase in consulting and professional services.
The year-over-year decrease of $3.1 million, or 6.5%, in total general and administrative expense in the first nine months of 2024 compared to the same period of 2023 was primarily driven by a $2.9 million decrease in stock-based compensation expense, a $1.7 million decrease in cash-based personnel-related costs, a $0.9 million decrease in allocated facilities, depreciation, and supporting overhead expenses, and a $0.4 million decrease in bad debt expense, partially offset by a $1.2 million increase in restructuring costs, a $1.0 million increase in consulting and professional services, a $0.8 million increase in acquisition-related costs, and a $0.2 million increase in travel related expenses.
Restructuring costs
Third quarter 2024 restructuring. In August 2024, we approved a restructuring plan (the Original Restructuring Plan) to reduce operating costs by reducing our global workforce by approximately 15%. In October 2024, we approved an amended restructuring plan (the Updated Restructuring Plan) to increase the reduction of our global workforce to approximately 26% compared to our headcount ending Q2 2024. In connection with the Original Restructuring Plan, we recorded restructuring charges of $1.1 million related to severance. Under the Updated Restructuring Plan, we expect to incur up to $9 million of severance related charges and up to $8 million of project cancellation costs in the fourth quarter of 2024.
First quarter 2024 restructuring. In March 2024, we approved a restructuring plan to reduce operating costs and drive stronger operating leverage by reducing our global workforce by approximately 4% and certain office space. Under the first quarter 2024 restructuring plan, we recorded restructuring charges of $2.3 million related to severance and $3.3 million related to a right-of-use asset impairment upon ceasing the use of certain office space and $0.4 million related to office space charges. As of September 30, 2024, the remaining future lease related payments associated with certain office space vacated as a result of the first quarter 2024 restructuring plan are anticipated to be approximately $1.9 million and will be paid over the underlying remaining lease term.
See Note 12 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements.
Other income (expense)

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Interest expense	$(808)	$(1,171)	(31)%	$(2,272)	$(3,463)	(34)%
Other income, net	2,691	1,963	37	4,710	7,231	(35)
Total other income, net	$1,883	$792	138%	$2,438	$3,768	(35)%
Total other income, net was income of $1.9 million for the third quarter of 2024 compared to income of $0.8 million for the same period of 2023. The year-over-year change of $1.1 million was primarily due to a $1.1 million increase in net foreign exchange rate-based gains, a $1.0 million gain on the sale of intellectual property, and a

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
$0.4 million decrease in cash interest expense as we extinguished part of our 2025 Notes in the fourth quarter of 2023, partially offset by overall lower cash and investment balances resulting in a $1.4 million decrease in interest income.
Total other income, net was income of $2.4 million in the first nine months of 2024 compared to income of $3.8 million for the same period of 2023. The year-over-year change of $1.3 million was primarily due to overall lower cash and investment balances resulting in a $4.1 million decrease in interest income, partially offset by a $1.2 million decrease in cash interest expense as we extinguished part of our 2025 Notes in the fourth quarter of 2023, a $1.0 million gain on the sale of intellectual property, and a $0.5 million decrease in net foreign exchange rate-based losses.
Income taxes

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2024	2023	% Change	2024	2023	% Change
Income tax expense (benefit)	$2,083	$689	202%	$301,625	$(11,562)	(2,709)%
We recorded an income tax expense of $2.1 million for the three months ended September 30, 2024, on pre-tax net loss of $6.1 million. Our income tax expense for the three months ended September 30, 2024 primarily resulted from a tax expense of $2.1 million on pre-tax book income in certain tax jurisdictions, and discrete items that included $1.9 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by a net decrease in the valuation allowance of $1.6 million, an income tax benefit of $0.3 million related to restructuring charges, and an income tax benefit related to the foreign provision to income tax return adjustments of $0.1 million.
We recorded an income tax expense of $301.6 million for the nine months ended September 30, 2024 on pre-tax net loss of $93.5 million. Our income tax expense for the nine months ended September 30, 2024 primarily resulted from a tax expense on pre-tax book income in certain jurisdictions of $5.0 million, and discrete items that included $293.4 million of net tax expense from the recording of a valuation allowance on United States federal and state net deferred tax assets, and nondeductible equity tax expense for stock-based compensation of $4.9 million, partially offset by an income tax benefit of $1.3 million related to restructuring charges, and an income tax benefit related to the foreign provision to income tax return adjustments of $0.5 million.
Each quarter, we assess the realizability of our existing deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. In the assessment for the period ended March 31, 2024, we concluded based on the introduction of negative evidence resulting from developments in the first quarter of 2024, such as increased and accelerated costs associated with our future product strategy and roadmap, an increased competitive environment, integration and product development costs related to the recent acquisition of Forcite Helmet Systems, restructuring costs and other negative factors, that it was more likely than not that our deferred tax assets related to United States federal and state deferred tax assets would not be realizable. Therefore, in the period ended March 31, 2024, after consideration of our deferred tax liabilities and recent developments, we provided a valuation allowance of $294.9 million on United States federal and state deferred tax assets. We intend to continue maintaining a full valuation allowance on our United States federal and state deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. That determination was also based, in part, on our revised expectation that our projections of pre-tax losses in 2024 and future years will cause us to be in a cumulative GAAP loss for ASC Topic 740 purposes in 2024 and forward. In the assessment for the period ended September 30, 2024, we concluded that it remains more likely than not that we will not be able to realize our deferred tax assets. We will continue to monitor our future financial results, expected projections and the potential impact on our assessment regarding the recoverability of our deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded. Our foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that our foreign deferred tax assets will be realized and thus, a valuation allowance is not required on our foreign deferred tax assets.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In 2021, the Organization for Economic Co-operation and Development (OECD) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (Pillar Two) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. We assessed the impact of Pillar Two and there is no material impact to our provision for income taxes for the three and nine months ended September 30, 2024. We will continue to monitor future guidance issued and assess the potential impact to our condensed consolidated financial statements.
See Note 9 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$130,195	$222,708
Marketable securities	—	23,867
Total cash, cash equivalents and marketable securities	$130,195	$246,575
Percentage of total assets	20%	25%
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
As of September 30, 2024, our cash, cash equivalents, and marketable securities totaled $130.2 million. Our cash, net of the outstanding principal balance of the 2025 Notes, as of September 30, 2024, was $36.4 million. The overall cash used in operating activities of $100.0 million for the nine months ended September 30, 2024 was primarily attributable to a net loss of $395.1 million and net cash outflows from changes in our working capital of $32.7 million, partially offset by a deferred tax asset expense of $296.8 million, and net cash inflows from other non-cash expenses of $31.0 million. Working capital changes for the nine months ended September 30, 2024 of $32.7 million were the result of an increase in inventory of $49.0 million, an increase in accounts receivable of $41.7 million, an increase in prepaid expenses and other assets of $4.7 million and a decrease in deferred revenue of $2.1 million, partially offset by an increase in accounts payable and other liabilities of $64.8 million. As of September 30, 2024, $15.5 million of cash was held by our foreign subsidiaries.
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
Other Contractual Commitments
In the ordinary course of business, we enter into multi-year agreements to purchase sponsorships with event organizers, resorts, and athletes as part of our marketing efforts, software licenses related to our financial and IT systems, operating lease arrangements to support our operations in the U.S. and international locations, and various other contractual commitments. The following table summarizes our other contractual obligations as of September 30, 2024, and the expected timing of those payments:

(in thousands)	Total	Next 12 Months	Beyond 12 Months
Operating lease obligations (1)	$36,201	$12,707	$23,494
Other contractual commitments	224,395	55,587	168,808
Total contractual cash obligations	$260,596	$68,294	$192,302
(1)    Operating lease obligations exclude cash inflows from existing contractual facility subleases through the end of 2026.
See Note 10 Commitments, contingencies, and guarantees, for a discussion regarding facility leases and other contractual commitments in the Notes to Condensed Consolidated Financial Statements.
Liquidity
Based on our most current projections, we believe that our available cash and cash equivalents, and amounts available under our credit facility, will be sufficient to address our working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements for at least one year from the issuance of these financial statements.
•We expect that operating expenses and inventory purchases will constitute a material use of our cash balances. We intend to continue to manage our operating activities in line with our existing cash and available financial resources.
•In January 2021, we entered into the 2021 Credit Agreement, which provides for a revolving credit facility under which we may borrow up to an aggregate amount of $50.0 million. As amended in March 2023, our credit facility will terminate and any outstanding borrowings become due and payable on the earlier of (i) January 2027 and (ii) unless we have cash in a specified deposit account in an amount equal to or greater than the amount required to repay our 1.25% convertible senior notes due November 2025, 91 days prior to the maturity date of such convertible notes. As of September 30, 2024, we could borrow up to $44.8 million under the 2021 Credit Agreement. No borrowings have been made from the credit facility to date (See Note 5 Financing arrangements, in the Notes to Condensed Consolidated Financial Statements for additional information).
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of September 30, 2024, we had $130.2 million in cash and cash equivalents. Based on our current cash balance, our proactive cost reductions implemented to date, and working capital adjustments, we anticipate we will have sufficient funds to meet our strategic and working capital requirements, debt service requirements and lease payment obligations for at least twelve months from the issuance of these condensed consolidated financial statements. We also have $44.8 million available to draw from our 2021 Credit Agreement as of September 30, 2024 and as our 2025 Notes are due in November 2025, we have the ability to convert the balance due into stock. If we are unable to obtain adequate debt or equity financing when we require it or on terms acceptable to us, our ability to grow our business, repay debt and respond to business challenges could be significantly limited. Although we believe our current cash resources are sufficient to sustain operations for one year from issuance of these condensed consolidated financial statements, the success of our operations and the global economic outlook, among other factors, could impact our business and liquidity. We will continue to evaluate additional measures, including cost reduction initiatives, debt refinancing, and other similar arrangements. In addition, in October 2024, we initiated a cost reduction effort that will reduce headcount by approximately 26% compared to our headcount ending Q2 2024, reduce marketing expenses in the second half of 2024 as well as 2025, and reduce other general expenses. We considered whether there were conditions or events that raise substantial doubt about our ability to continue as a going concern and evaluate the funds necessary to maintain operations. Based on our current cash flow projections, we concluded that our cash, cash equivalents and marketable securities are sufficient to continue operating activities for at least twelve months following the issuance date of these condensed consolidated financial statements.
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2024	2023	% Change
Net cash provided by (used in):
Operating activities	$(100,042)	$(76,592)	31%
Investing activities	$8,069	$107,437	(92)%
Financing activities	$(697)	$(33,270)	(98)%
Cash flows from operating activities
Cash used in operating activities of $100.0 million for the nine months ended September 30, 2024 was primarily attributable to a net loss of $395.1 million and net cash outflows from changes in our working capital of $32.7 million, partially offset by a deferred tax asset expense of $296.8 million, and net cash inflows from other non-cash expenses of $31.0 million. Working capital changes for the nine months ended September 30, 2024 of $32.7 million were the result of an increase in inventory of $49.0 million, an increase in accounts receivable of $41.7 million, an increase in prepaid expenses and other assets of $4.7 million and a decrease in deferred revenue of $2.1 million, partially offset by an increase in accounts payable and other liabilities of $64.8 million.
Cash flows from investing activities
Cash provided by investing activities of $8.1 million for the nine months ended September 30, 2024 was primarily attributable to maturities of marketable securities of $24.0 million, partially offset by $12.3 million of net cash used to acquire Forcite Helmet Systems, and net purchases of property and equipment of $3.6 million.
Cash flows from financing activities
Cash used in financing activities of $0.7 million for the nine months ended September 30, 2024 was primarily attributable to $2.8 million in tax payments for net restricted stock unit (RSU) settlements, partially offset by $2.2 million of cash inflows from stock purchases made through our employee stock purchase plan.
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
Although our market capitalization further declined in the third quarter of 2024, we do not believe that it is more likely than not that the fair value of our single reporting unit is less than the carrying value. Using the market capitalization approach, which we would expect to be similar to the discounted cash flow method, the fair value of our single reporting unit is estimated based on the trading price of our stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business. As of September 30, 2024, the market capitalization exceeded the carrying value of our single reporting unit by 13%, which was not adjusted for an acquisition control premium which would further increase the percentage the fair value exceeded the carrying value.
The estimated fair value of our single reporting unit is sensitive to the volatility in our stock price. For example, a 5% decrease in our September 30, 2024 stock price would result in our market capitalization exceeding the carrying value of our single reporting unit by 8%, which is not adjusted for an acquisition control premium. If our market capitalization continues to decline or future performance falls below our current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which a charge would be necessary. We will continue to monitor developments, including updates to our forecasts and market capitalization. An update of our assessment and related estimates may be required in the future.
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
•non-GAAP net income (loss) excludes a gain on the sale and/or license of intellectual property. This gain is not related to our core operating performance or reflective of ongoing operating results in the period, and the frequency and amount of such gains are inconsistent;
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
The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended
(in thousands)	September 30, 2024	June 30, 2024	September 30, 2023
Net loss	$(8,211)	$(47,821)	$(3,684)
Income tax expense	2,083	1,333	689
Interest income, net	(152)	(226)	(1,208)
Depreciation and amortization	1,826	1,559	1,444
POP display amortization	1,424	1,202	459
Stock-based compensation	7,372	7,791	10,017
Restructuring and other costs	1,105	2,736	(485)
Adjusted EBITDA	$5,447	$(33,426)	$7,232

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net loss to non-GAAP net income (loss):

	Three months ended
(in thousands, except per share data)	September 30, 2024	June 30, 2024	September 30, 2023
Net loss	$(8,211)	$(47,821)	$(3,684)
Stock-based compensation	7,372	7,791	10,017
Acquisition-related costs	484	569	—
Restructuring and other costs	1,105	2,736	(485)
Gain on sale and/or license of intellectual property	(999)	—	—
Income tax adjustments (1)	(214)	546	3,148
Non-GAAP net income (loss)	$(463)	$(36,179)	$8,996

Non-GAAP net income (loss) - basic	$(463)	$(36,179)	$8,996
Add: Interest on convertible notes, tax effected*	—	—	461
Non-GAAP net (income) loss - diluted	$(463)	$(36,179)	$9,457

GAAP shares for diluted net loss per share	153,741	152,502	152,409
Add: Effect of non-GAAP dilutive securities	—	—	16,272
Non-GAAP shares for diluted net income (loss) per share	153,741	152,502	168,681

GAAP diluted net loss per share	$(0.05)	$(0.31)	$(0.02)
Non-GAAP diluted net income (loss) per share	$(0.00)	$(0.24)	$0.06
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
Foreign currency risk. Revenue generated from GoPro.com is denominated in U.S. dollars and various foreign currencies. Revenue generated from our international distributor and retail sales channels is generally priced in U.S. dollars, however we typically adjust our selling prices to reflect local exchange rate fluctuations. The strength of the U.S. dollar relative to other foreign currencies has negatively impacted revenue, gross margin and net income (loss) per share due to our sales outside of the United States by approximately $50 million in the last 12 months ending September 30, 2024 relative to 2021 foreign currency rates. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Australian dollar, Canadian dollar, Euro, Great British pound, Japanese yen and Romanian leu. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of September 30, 2024. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1. Note 10 Commitments, contingencies, and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended September 30, 2024.

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
•Our ability to be profitable relies, in part, upon our ability to manage our cost structure and increase revenue, and we may not be successful in doing either.
•We may not be able to acquire and retain subscribers at all or at historical rates, which could adversely impact our results of operations and our ability to be profitable.
•To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions, product pricing and marketing.
•Our restructuring and reduction in force undertaken to reduce our cost structure may not achieve our intended outcome.
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

•We depend on sales of our cameras, mounts, and accessories for substantially all of our revenue, and any delays in the launch of our products or decrease in the sales or change in sales mix of our products could harm our business.
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
We have achieved GAAP income in prior years, however in the future, we may not be able to achieve our forecast, sustain revenue growth or profitability, and our operating results may fluctuate unpredictably. For example, our annual revenue decreased from $1.09 billion in 2022 to $1.01 billion in 2023, and our revenue decreased from $710.0 million for the nine months ended September 30, 2023 to $600.6 million in the same period for 2024. In addition, we incurred a net loss of $53.2 million for the full year of 2023 and earned net income of $28.8 million for the full year of 2022. In the near term, we expect sales and revenue to decline, and we may not be able to slow or reverse this trend. We may also be negatively impacted by foreign currency exchange rate fluctuations, which could have a material negative effect on our future operating results.
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
Our ability to be profitable relies, in part, upon our ability to manage our cost structure and increase revenue, and we may not be successful in doing either.
Our ability to be profitable relies, in part, on managing our cost structure and increasing revenue. We depend upon maintaining and developing effective sales channels between our retailers, distributors, and direct-to-consumer via GoPro.com.
We do not currently anticipate substantial growth in our revenue. Any reduction in sales by our retail and distribution channels could adversely affect our revenue, operating results, and financial condition. We depend on retailers to provide adequate and attractive space for our products and point-of-purchase (POP) displays in their stores and acquiesce to our policies. Some retailers have carried and displayed less inventory, as a result of macroeconomic factors, theft, or lack of available inventory at certain price points or in certain product categories, which has impacted sales. We further depend on our retailers to employ, educate, and motivate their sales personnel to effectively sell our products. If our retailers do not adequately display our products, choose to reduce the space for our products and POP displays in their stores or locate them in less than premium positioning, or choose not to carry some or all of our products or promote competitors’ products over ours or do not effectively explain to customers the advantages of our products, our sales could decrease and our business could be harmed. Increasing retail and distributor sales requires significant investment and resources. For example, we expect continued investment in new POP displays and updating existing POP displays for both existing stores and new retailers which we believe will attract, inform consumers, and assist sales personnel to effectively sell our products; however, there can be no assurance that this investment will lead to increased revenue and profit.
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
We have experienced high growth in our subscribers over the past several years, but we may not be able to sustain such growth in the future. For example, our subscriber growth slowed to 2% from 11% when comparing subscriber count for the nine months ending on September 30, 2024 and 2023, respectively. Our revenue growth and profitability are dependent on our ability to continuously attract and retain subscribers, and we cannot be certain that efforts to do so will be successful. Any changes to our subscription offerings, or increases to the offering costs, could have an adverse effect on the success and profitability of our subscription service, attracting new subscribers and retaining existing subscribers. There are many factors that could lead to slowing subscriber growth or a decline in subscribers, including a decline in camera sales, attach rates or retention rates, our failure to introduce new features, benefits, products, or services that customers desire, changes to existing products, services, and pricing that are not favorably received by our customers, or changes in the perceived value of our offerings. If the attach rate is less than what we forecasted, particularly the retail attach rate, this could have a negative impact on our overall subscriber growth plans. A decline in subscribers could have an adverse effect on our business, financial condition, and operating results.
To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions, product pricing and marketing.
We believe that we must continually develop and introduce new products on schedule, enhance our existing products, anticipate consumer preferences, and effectively stimulate consumer demand for new and upgraded products and services to maintain or increase our revenue. Our products and services are subject to changing consumer preferences that cannot be predicted with certainty and development lead times may make it more difficult for us to respond rapidly to new or changing consumer preferences. The markets for our products and services are characterized by intense competition, evolving distribution models, disruptive technology developments, short product life cycles, customer price sensitivity and frequent product introductions.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, tech-enabled helmets, software applications, and other products and services. In particular, our flagship camera designs incorporate custom system-on-chip (SoC), sensors, lens, batteries, and memory solutions that critically impact the performance of our products. Our research and development expenses were $165.7 million, $139.9 million, $141.5 million, and $131.6 million for 2023, 2022, 2021, and 2020, respectively, and we expect that our research and development expenses will continue to be substantial in 2024 as we develop innovative technologies. Unanticipated problems in developing products could divert substantial resources, which may impair our ability to develop new products and enhancements of existing products and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
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
Additionally, our brand and product marketing efforts are critical to stimulating consumer demand. We market our products globally through a range of advertising and promotional programs and campaigns, including social media. If we do not successfully market our products or invest sufficient resources in marketing our products, our business, financial condition, and results of operations could suffer as a result.
Our restructuring and reduction in force undertaken to reduce our cost structure may not achieve our intended outcome.
We previously implemented company-wide restructurings of our business, including in March 2024, August 2024 and October 2024, resulting in a reduction in our global workforce, the elimination of certain open positions and reduction of certain office space, as well as the elimination of several high-cost initiatives, in order to optimize our cost structure and focus our resources on cameras, accessories, subscription and service, and tech-enabled helmets. These reductions in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. The reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we are unable to realize the anticipated benefits from the reductions in force, or if we experience significant adverse consequences from the reductions in force, our business, financial condition, and results of operations may be materially adversely affected. We may undertake further similar cost-saving initiatives, which may include additional restructuring or workforce reductions. These types of cost-reduction activities can be complex and result in unintended consequences and costs, including further attrition beyond the intended number of employees due to decreased employee morale, loss of institutional knowledge and expertise and adversely impact our business.
Our future growth depends on further penetrating and expanding our total addressable market, and we may not be successful in doing so.
Historically, the majority of our growth has been fueled by the adoption of our HERO and MAX 360-degree camera products, extensive mount and accessory ecosystem, and subscription products by people looking to self-capture images of themselves participating in exciting physical activities and helping those people create and share compelling and meaningful content with friends, family and followers. We believe that our future growth depends on continuing to add versatility to our products and reach and expand our core community of customers of our products and services, followers, and fans, and then utilizing that energized community as brand ambassadors to an extended community. Despite this, we may not be successful in further penetrating or expanding our existing market.
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
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, including 2023, greater demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 29%, 29%, and 34% of our 2023, 2022, and 2021 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue due to macroeconomic conditions, the inflationary impact on consumers’ share of wallet, product release patterns or delays, declines in the effectiveness of our promotional activities, changes in product mix, charges incurred against new products to support promotional activities for such new products, pricing pressures, supply chain disruptions, shipping delays, or for any other reason, could cause our annual results of operations to suffer significantly. For example, during the fourth quarter of 2023, our sell-through fell short of our projections partially due to consumers’ expectation of holiday season promotions even after the Thanksgiving Black Friday events. In addition, in the U.S. market, consumer spending shifted away from consumer electronics products in the month of December further impacting our results of operation.
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
If we lose access to components from a particular supplier or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers or submit orders directly through supplier’s vendors of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Developing suitable alternate sources of supply for these components may be time-consuming, difficult and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may adversely affect our ability to meet our development requirements or to fill our orders in a timely or cost-effective manner.
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
An actual or perceived downgrade in our liquidity or operations could cause our suppliers or contract manufacturers to change credit terms, limit the extension of credit, or otherwise materially modify their payment terms or allocation of resources to us. Any material changes in our payment terms, availability of credit provided by our suppliers, or availability of supplier capacity or components could impact our liquidity, results of operations, and financial condition.
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
We depend on sales of our cameras, mounts, and accessories for substantially all of our revenue, and any delays in the launch of our products or decrease in the sales or change in sales mix of our products could harm our business.
We expect to derive the majority of our revenue from sales of cameras, mounts, and accessories for the foreseeable future and an increasing amount of revenue attributable from our subscription and service. A decline in the price or unit demand for these products, whether due to a shift in our sales channel strategy, or macroeconomic conditions, including variable tariff rates, competition or otherwise, or our inability to increase sales of higher price point products, would harm our business and operating results more seriously than it would if we derived significant revenue from a variety of product lines and services. In particular, a decline in the price or unit demand of our HERO camera line, MAX camera line, and other product lines, or our inability to increase sales of these products, could materially harm our business and operating results.
Further, any delays or issues with our new product launches, including the delayed launch of our next generation 360-degree camera from 2024 to 2025, could have a material adverse effect on our business, financial condition, and results of operations.
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
Revenue from outside the United States comprised 61%, 59%, and 55% of our revenue in 2023, 2022, and 2021, respectively, and we expect international revenue to continue to be significant in the future. Further, we currently have foreign operations in Australia, China, France, Germany, Hong Kong, Japan, Netherlands, Philippines, Romania, the United Kingdom (U.K.) and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. International sales and operations may be subject to risks such as:
•difficulties in staffing and managing foreign operations, including management of overseas bank accounts and other operational risks;
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
We believe that our future success is highly dependent on the contributions of our CEO, our executive officers, and our employees, as well as our ability to attract and retain highly skilled and experienced research and development and other personnel in the United States and abroad. All of our employees, including our executive officers, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer as a result.
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
Further, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, since 2023, our closing stock price ranged from a high of $6.46 in the first quarter of 2023 to a low of $1.16 in the third quarter of 2024. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
Our gross margin can vary significantly depending on multiple factors, which can result in unanticipated fluctuations in our operating results.
Our gross margin can vary due to consumer demand, competition, product pricing, promotional activities, product lifecycle, product mix, new product introductions, GoPro.com sales mix, subscription activation, renewals, and cancellations, commodity costs, supply chain, logistics costs and shipping costs, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. For example, our gross margin was 32.2%, 37.2%, and 41.1% for 2023, 2022, and 2021, respectively. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, if consumer demand for our products is less than we anticipate, if cancellation rates for our subscription offerings are higher than expected or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.
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
Our success will depend in part upon our ability to effectively manage our operating expenses, including but not limited to, our cash management. We incurred an operating loss in 2023, and we generated operating income for the full year of 2022 and 2021. As of September 30, 2024, we had an accumulated deficit of $644.4 million. We have implemented global reductions-in-force and other restructuring actions to reduce our operating expenses. However, we may not realize the cost savings expected from our cost reduction actions.
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
We have completed several acquisitions, and recently acquired Forcite Helmet Systems, an Australian-based company that offers tech-enables helmets. We may evaluate additional acquisitions, partnerships, or joint ventures with, or strategic investments in, other companies, products or technologies that we believe are complementary to our business. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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
Litigation may be necessary to enforce our intellectual property rights. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, on March 29, 2024, we filed a complaint with the U.S. International Trade Commission against Arashi Vision Inc., d/b/a Insta360 and Arashi Vision (U.S.) LLC, d/b/a Insta360 and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc., d/b/a Insta360, and Arashi Vision (U.S.) LLC, d/b/a Insta360, alleging patent infringement of certain GoPro patents related to our cameras and digital imaging technology. Insta360 has filed several IPR petitions seeking to challenge the validity of the GoPro patents asserted against Insta360. Initiating infringement proceedings against third parties, as well as defending against IPRs, can be expensive, may take significant time, and may divert management’s attention from other business concerns. The cost of protecting our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected because of any such legal actions, or a finding that any patents-in-suit are invalid or unenforceable. These legal actions may in the future lead to additional counterclaims against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our business or operations.
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
Future laws, regulations, standards and other obligations, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue. For example, in June 2024 in Loper Bright Enterprises v. Raimondo (Loper), the Supreme Court held that courts need not defer to a governmental agency’s interpretation of an ambiguous statute that it administers but can consider an administrative agency’s interpretation when it falls within such agency’s purview, or adhere to a less deferential standard. As a result of Loper, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply Loper in the context of other regulatory schemes without more specific guidance from the Supreme Court.
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
In addition, new disclosure standards and rules related to other ESG matters, including with respect to human rights, impact on affected communities, pollution, water stewardship, biodiversity and the circular economy, have been adopted and may continue to be introduced in various states and other jurisdictions. For example, the European Union Corporate Sustainability Reporting Directive became effective in 2023 and applies to both EU and non-EU entities. In October 2023, California adopted new carbon and climate-related reporting requirements for large public and private companies doing business in the state. In March 2024, the SEC adopted final rules requiring the disclosure of certain climate-related information in registration statements and annual reports which were stayed on April 4, 2024 by the SEC until the completion of judicial review. The SEC has since indicated that it intends to establish a new implementation period following the stay order. We are currently evaluating the impact of this final rule on our disclosures.
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
Since 2023, our closing stock price ranged from a high of $6.46 in the first quarter of 2023 to a low of $1.16 in the third quarter of 2024. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results, changes in our financial projections provided to the public or our failure to meet those projections, the public’s reaction to our press releases, other public announcements and filings with the SEC, significant transactions, or new features, products or services offered by us or our competitors, changes in our business lines and product lineup, changes in financial estimates and recommendations by securities analysts, media coverage of our business and financial performance, the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us, trends in our industry, any significant change in our management, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 67.1% of the voting power of our outstanding capital stock as of September 30, 2024 with Mr. Woodman, our Chairman and CEO, holding approximately 64.2% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
In November 2020, we completed an offering of $143.8 million aggregate principal amount of 1.25% convertible senior notes due 2025 (2025 Notes). In November 2023, we repurchased $50.0 million in aggregate principal amount of the 2025 Notes for $46.3 million in cash. As a result, we now have $93.8 million in aggregate principal amount of indebtedness, the principal amount of which we may be required to pay at maturity in November 2025.
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
Issuer Purchases of Equity Securities
As of September 30, 2024, we have a remaining share repurchase authorization of $60.4 million under the current stock repurchase program authorized by our Board of Directors in January 2022 and February 2023. No shares of our Class A and Class B common stock were repurchased during the three months ended September 30, 2024.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans of Directors and Executive Officers
Set forth below is certain information regarding “Rule 10b5-1 trading arrangements” (Rule 10b5-1 trading plans) or a “non-Rule 10b5-1 trading arrangements” (non-Rule 10b5-1 trading plans), each as defined in Regulation S-K Item 408, adopted by our directors and officers (as defined in Rule 16a-1(f)) during the third quarter of fiscal year 2024. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name	Title	Date Plan was Adopted	Expiration Date	Total Amount of Class A Common Stock to be Sold Under the Plan	Total Amount of Class B Common Stock to be Sold Under the Plan	Total Amount of Class A & B Common Stock to be Sold Under the Plan
Nicholas Woodman	Chief Executive Officer & Chairman	08/30/2024 (1)	11/30/2025	644,848	4,155,152	4,800,000 (2)
(1) On August 30, 2024, Nicholas Woodman, our Chief Executive Officer and Chairman, entered into a Rule 10b5-1 trading plan on behalf of The Woodman Family Trust U/A/D 03-11-2011 (the "WFT 2024 Plan") which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) The WFT 2024 Plan provides for the sale of up to a maximum of 644,848 shares of Class A common stock, and 4,155,152 shares of Class B common stock. Due to pricing conditions in the WFT 2024 Plan the number of shares actually sold under the WFT 2024 Plan may be less than the maximum number of shares that can be sold, as noted in the table above. The WFT 2024 Plan will expire on November 30, 2025, or earlier if all transactions under the WFT 2024 Plan are completed.
On July 12, 2024, Brian T. McGee, our Executive Vice President, Chief Financial Officer and Chief Operating Officer, terminated a Rule 10b5-1 trading plan which was adopted on August 10, 2023 and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. As of the date of termination of his Rule 10b5-1 trading plan, Mr. McGee sold 130,952 shares of Class A common stock under its terms.
No other Company officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule 10b5-1 trading plan during the Company’s third quarter ended September 30, 2024.

.

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

GoPro, Inc.
(Registrant)

Dated:	November 7, 2024	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	November 7, 2024	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	November 7, 2024	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)