Form 10-K
period 2024-12-31
GoPro, Inc.
filed 2025-03-17
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $178,616,000 based upon the closing price reported for such date on The Nasdaq Global Select Market.
As of February 28, 2025, 131,169,181 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

GoPro, Inc.

PART I.
Special note regarding forward-looking statements
This Annual Report on Form 10-K of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Item 1A. Risk Factors. Forward-looking statements include, but are not limited to, statements regarding our plans to improve product offerings in Item 1. Business and other sections of this Annual Report on Form 10-K, projections of results of operations, research and development plans, marketing plans, plans to invest in and expand our global retail and distribution footprint, and revenue growth drivers; plans to manage our operating expenses effectively; plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; our ability to achieve profitability if there are delays in our product launches; the impact of negative macroeconomic factors including fluctuating interest rates and inflation, market volatility, economic recession concerns, and potential occurrence of a temporary federal government shutdown; the ability for us to grow camera sales to drive meaningful volume and subscription growth; the ability for us to maintain camera sales sufficient to drive meaningful volume, revenue, and subscriber base; our ability to acquire and retain subscribers; the impact of competition on our market share, revenue, and profitability; the effects of global conflicts and geopolitical issues such as the conflicts in the Middle East, Ukraine or China-Taiwan relations on our business; the impact of recent tariffs; plans to settle the note conversion in cash; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the threat of a security breach or other disruption including cyber-attacks; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Annual Report on Form 10-K including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Annual Report on Form 10-K to reflect future events or developments.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those described in Item 1A. Risk Factors on this Annual Report on Form 10-K. These risks include, but are not limited to the following:
•We have incurred substantial operating losses in the past year, and we may not be able to achieve revenue growth or profitability in the future, and if revenue growth or profitability is achieved, we may not be able to sustain it.
•We are taking a multi-pronged approach to regaining profitability with a focus on continued innovation and new product introductions while effectively managing and implementing cost-saving measures where appropriate, which may not be effective to restore profitability in our business.
•We may not be able to acquire and retain subscribers at all or at historical rates and may decrease which could adversely impact our results of operations and our ability to be profitable.

•Our ability to be profitable relies, in part, on development of effective sales channels and marketing efforts. We depend upon maintaining and developing effective sales channels between our retailers and distributors, as well as direct-to-consumer via GoPro.com, and to develop and implement effective marketing strategies.
•To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions, and product pricing.
•The digital imaging market is highly competitive. Further, competition has intensified in digital imaging as new market entrants and existing competitors have introduced new products and more competitive offerings into our markets. Increased competition could result in a loss of our market share and a decrease in our revenue and profitability.
•Future growth depends on our ability to develop new products for new markets with the goal to expand our core community of customers, and we may not be successful in doing so.
•Due to seasonal consumer shopping patterns for our products, if sales fall short of projections, our overall financial condition and results of operations could be adversely affected.
•We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
•Due to the nature of our business, we are heavily reliant on third parties outside of our control both in terms of our suppliers and for our operations.
•We face substantial risks related to inventory, purchase commitments, and long-lived assets, and we could incur material charges related to these items that adversely affect our operating results.
•Adverse changes to trade agreements, trade policies, tariffs and import/export regulations may have a negative effect on our business and results of operations.
•Security, data breaches and cyber-attacks could disrupt our web platform, products, services, internal operations, information technology systems, or those of our strategic partners, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.
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
•We have been, and in the future may be, subject to intellectual property and proprietary rights claims from third parties and may be sued by third parties for alleged infringement.
•If we are unable to maintain, license, or acquire rights to include intellectual property owned by others in the products, services or content distributed by us, our marketing, sales or future business strategy could be affected, or we could be subject to lawsuits relating to our use of this content.

Item 1. Business
Overview
GoPro helps the world capture and share itself in immersive and exciting ways. Our cameras, mountable and wearable accessories, subscription and service, and implied post contract support have generated substantially all of our revenue. We sell our products globally through retailers, distributors, and on GoPro.com.
Our product offerings include cameras, mounts and accessories, lifestyle gear, applications, and subscription and services. See Products for additional information.
Our strategy
Helping our consumers capture and share their experiences in immersive and exciting ways is at the core of our mission and business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, and share engaging personal content with a focus on enabling capture beyond the phone, targeting markets where GoPro can add value, performance, and differentiation. When consumers use our cameras, accessories, and subscription and services, they often generate and share content that increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our cameras, accessories, and subscription and services. We believe revenue growth will be driven by the introduction of new types and categories of cameras, accessories, lifestyle gear, and subscription and service offerings. Additionally, we believe our investments in hardware, cloud, and mobile software solutions have yielded a solid foundational experience for consumers that we will continue to build upon in 2025. Consumers can choose between numerous channels to purchase our hardware products, which are sold through a global network of retailers and GoPro.com. In addition, consumers may purchase our subscriptions through GoPro.com or via the Quik mobile app.
Products
Cameras
•HERO13 Black is our flagship camera launched in September 2024, featuring our GP2 processor, HyperSmooth 6.0 image stabilization, hybrid-log gamma (HLG) high dynamic range (HDR) photos and videos in 5.3K at 60 frames per second (FPS) and 4K at 60 FPS, and a higher capacity battery resulting in longer runtimes and improved thermal performance. HyperSmooth 6.0 image stabilization features AutoBoost, which analyzes up to 4x more data compared to HyperSmooth 5.0 while supporting 360-degree Horizon Lock. The HERO13 Black also includes 10-bit color video at up to 5.3K video at 60 FPS, 27-megapixel photo resolution, 8:7 aspect ratio video for a larger vertical field of view, HyperView, which allows for a 16:9 field of view, Superview, and Horizon Leveling. The HERO13 Black also includes a front-facing and rear touch display, TimeWarp 3.0, a Timecode Sync feature, and a Night Effects Time Lapse feature. Additionally, we offer our HERO13 Black Creator Edition, which combines the HERO13 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos. We also offer two new Mods for the HERO13 Black to allow users to transform their HERO13 Black into a production powerhouse. The Ultra Wide Lens Mod is an ultra wide-angle digital lens for 4K video at 60 FPS, the Macro Lens Mod allows the HERO13 Black to focus on objects 4x closer than prior generation cameras. We expect the Anamorphic Lens Mod to be available in the first quarter of 2025, which captures ultra wide-angle footage with reduced distortion and lets anyone tell their stories using the 21:9 aspect ratio used in feature films.
•HERO12 Black features our GP2 processor, HyperSmooth 6.0 image stabilization, high dynamic range (HDR) photos and videos in 5.3K at 60 FPS and 4K at 60 FPS, and wireless audio support for Apple AirPods and other Bluetooth devices. The HERO12 Black also includes 10-bit color video at up to 5.3K video at 60 FPS, 27-megapixel photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and HyperView, which allows for a 16:9 field of view. The HERO12 Black also includes the Enduro Battery, which improves the camera performance in both cold and moderate temperatures, a front-facing and rear touch display, TimeWarp 3.0, a Timecode Sync feature, and a Night Effects Time Lapse feature.. Our HERO12 Black Creator Edition is an all-in-one content capturing bundle that makes vlogging, filmmaking and live streaming easier than ever. HERO12 Black Creator Edition combines the HERO12 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos. We also offer prior generation flagship cameras such as the HERO11 Black and HERO10 Black cameras.
•HERO launched in 2024, and is our smallest and lightest version of a HERO camera featuring a one-button design and touch display. The HERO camera can shoot videos at up to 4K at 30 FPS and in 4:3 aspect ratio for a wider, more immersive video, captures photos with 12-megapixel resolution, and has a slow-motion setting of up to 2.7K at 60 FPS. The HERO camera captures content with a wide field of view lens so that HyperSmooth image stabilization can be applied in the Quik app.
•MAX is our waterproof 360-camera featuring MAX HyperSmooth image stabilization, 360-degree MAX TimeWarp Video, MAX SuperView, PowerPano, built-in mounting, high-quality audio, live streaming, voice control and a front facing touch display. MAX HyperSmooth provides high performance video stabilization, while MAX SuperView provides a wide field of view. PowerPano allows users to capture a 6.2mp, 270-degree panoramic photo with the push of a button and creates an artifact-free shot of action or movement. Our MAX camera features six built-in microphones that allows users to capture immersive 360-degree audio and directional audio for vlogging, and includes a MAX Enduro battery which increases recording time and improves cold-weather performance. The Quik app also includes editing tools for our MAX camera such as subject tracking and keyframe-based reframing.
Mounts and accessories. We offer a wide range of mounts and accessories, either bundled with a camera or sold separately, that enhance the functionality and versatility of our cameras, and enable consumers to capture their experiences during a variety of activities or moments from different viewpoints. We also produce and sell camera attachments called Mods, which allow users to transform their HERO13 Black, HERO12 Black, and HERO11 Black cameras into a production powerhouse. The Ultra Wide Lens Mod for the HERO13 Black is an ultra wide-angle digital lens for 4K video at 60 FPS, the Macro Lens Mod allows the HERO13 Black to focus on objects 4x closer than prior generation cameras and the ND Filter 4-Pack allows the HERO13 Black to create motion blur. We expect the Anamorphic Lens Mod for the HERO13 Black to be available in the first quarter of 2025, which captures ultra wide-angle footage with reduced distortion and lets anyone tell their stories using the 21:9 aspect ratio used in feature films. The Media Mod provides an integrated directional microphone, the Light Mod illuminates a scene and the Display Mod allows users to frame themselves during self-capture. These three Mods are compatible with the HERO13 Black, HERO12 Black and HERO11 Black cameras. In addition, we offer Max Lens Mod 2.0 that brings Max HyperSmooth video stabilization and an ultra-wide-angle digital lens for photos and videos to the HERO13 Black and HERO12 Black cameras. Other equipment-based mounts include helmet, handlebar, roll bar and tripod mounts. Our 3-way mount is a 3-in-1 mount that can be used as a camera grip, extension arm or tripod, and our floating mounts such as the Handler and Floaty, allow our cameras to float in water. We also enable consumers to wear mounts on their bodies with the use of our magnetic swivel clip, chest harness and head strap. Additionally, we offer spare batteries, dive filters and charging accessories, and cables to connect our GoPro cameras to computers, laptops, and television monitors. Our accessories expand the features, versatility, and convenience of our cameras.
Subscriptions
•Premium subscription is a subscription service that includes unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 25 gigabytes

(GB) of non-GoPro content, the delivery of highlight videos automatically via our mobile app when GoPro camera footage from compatible cameras is uploaded to the user’s GoPro cloud account using Auto Upload, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, lifestyle gear, mounts and accessories. Our HERO5 Black and newer cameras automatically upload photos and videos to a subscriber’s GoPro account at the highest possible quality, while our HERO7 Black and newer cameras can access our live-streaming service.
•Premium+ subscription launched in February 2024, and is a subscription service that includes all the same features included in our Premium subscription, cloud storage up to 500 GB of non-GoPro content, and HyperSmooth Pro. HyperSmooth Pro offers HyperSmooth Pro stabilization with real time playback, lens correction, batch export, the reframe tool, frame grab and trim tool.
•Quik subscription is an important offering in expanding our total addressable market (TAM) to those who value organizing the visual moments of their lives with footage from any phone or camera. Quik subscribers can conveniently share their favorite photos or videos to the Quik mobile app where those special “keeper” photos or videos will be added to a private “Mural” feed within the app. The Quik subscription provides access to a suite of powerful yet simple single-clip and multi-clip editing tools which allows users to edit photos or videos and create cinematic stories to showcase their life moments.
Applications. We offer mobile and web applications, and desktop plugins that provide a complete media workflow for archiving, editing, multi-clip story creation, and sharing content on the fly. Our Quik mobile app provides the primary experience for users of the Premium+, Premium and Quik subscriptions and is an integration point for GoPro camera owners into the GoPro software ecosystem. The primary goal of the Quik mobile app is to enable users to get the most out of their favorite photos and videos from any phone or camera. This includes a simplified but powerful experience for offloading, backup, editing, story creation and sharing of user’s media. Our GoPro Reframe plugin for Adobe Premier Pro and Adobe After Effects provides users with creative control over footage and enabling reframing, animated movements, motion blur transitions, and adjustments to lens curvature. Our Quik mobile app makes it easy for users to get the most out of their favorite photos and videos no matter which phone or camera is used to capture the footage.
Lifestyle Gear. We offer a lifestyle gear lineup that melds our signature design and versatility across a line of bags, backpacks. and cases. We also offer an exclusive line of t-shirts, hats, and other soft goods that capture the spirit of the brand.
Seasonality
Historically, we have typically experienced the highest levels of total revenue and channel inventory sell-through in the fourth quarter of the year, coinciding with the holiday shopping season, particularly in the United States and Europe. However, total revenue in the fourth quarter of 2024 did not continue this trend due to a number of factors, including macroeconomic conditions, competition, and a delay in an expected hardware product release. In the fourth quarter of 2024, channel inventory sell-through continued the historical trend. While we have implemented operational changes aimed at reducing the impact of fourth quarter seasonality on full year performance, timely and effective product introductions, whether just prior to the holiday season or otherwise, and forecasting, are critical to our operations and financial performance.
Segment information and geographic data
We operate as one reportable segment. Financial information about geographic areas is presented in Note 11 Concentrations of risk and geographic information, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
Research and development
We are passionate about developing new and innovative hardware products, and subscription and services that inspire our consumers and enhance our brand. We are constantly innovating to deliver better performance, expanded functionality, and increased convenience to enhance the appeal of our hardware products, and subscription and services. We strive to be a market leader by consistently introducing innovative hardware products, software, and services that offer optimal performance.

We have a user experience-driven approach to hardware and software product development and our CEO leads hardware and software product design. By engaging with customers, consumers, and opinion leaders in our core markets around the world, our development team strives to introduce meaningful and empowering new features that expand the versatility and performance of our hardware and software products. We also benefit from input received from our in-house production team, our sponsored athletes, and our brand advocates that regularly travel the world capturing content using our hardware and software products. We believe leveraging this input will help refine our existing hardware and software products and influence future products that give us a competitive advantage.
Our engineering team supports the development of cameras, related mounts and accessories, firmware, and software. Our hardware engineering team is responsible for developing solutions to support the concepts developed by our product team. These solutions include GoPro’s custom designed system-on-chip, which allows our cameras to perform advanced image computation, unparalleled image quality and next-level image stabilization, new image silicon processors, image sensors and lenses, as well as the core algorithms that enable the systems to operate and provide optimal performance and features. Our hardware engineering team also integrates these innovations and firmware into our product designs, and develops our cameras, mounts, and accessories.
Our software engineering team develops applications that enhance the functionality of our hardware and software products and facilitate the management, editing, sharing, and viewing of content. These applications are being developed for mobile, web-based platforms and plugins. Our core technologies include rendering engines to enable smooth video playback and editing, algorithms for moment identification, automatic story creation as well as cloud-based media storage, analysis, and playback. Our software engineering team also manages our cloud and web platforms that power our application experiences and direct-to-consumer channel via GoPro.com.
Manufacturing, logistics, and fulfillment
Our hardware products are designed and developed in the United States, France, China, and Romania, and a majority of our manufacturing is outsourced to contract manufacturers located in China, Thailand and Vietnam. We believe that using outsourced manufacturing enables greater scale and flexibility than establishing our own manufacturing facilities. Several key strategic parts are purchased from suppliers by us and then consigned to our manufacturers, while the vast majority of parts are procured directly by our contract manufacturers. Our strategic commodities team manages the pricing and supply of the key components of our cameras, including digital signal processors, sensors and lenses, and we leverage their expertise to achieve competitive pricing on the largest value-add components and leverage our contract manufacturers’ volume purchases for best pricing on common parts.
We have third-party facilities in China and Thailand for final pack-out of our finished cameras and accessories. These finished cameras and accessories are shipped to outsourced fulfillment centers in the United States, as well as Hong Kong, Japan, and Netherlands that deliver our hardware products to our customers.
Sales channels and customers
We offer our hardware products in over 80 countries through our retail sales channel to retailers and distributors, and through our direct-to-consumer sales channel via GoPro.com. In 2024 and 2023, GoPro.com revenue, which includes subscription and service revenue, represented 25% and 30% of our net revenue, respectively, and retail accounted for 75% and 70% of our net revenue, respectively.
Direct sales
We sell directly to most of our retailers in the United States, some of our retailers in Europe, and through GoPro.com to consumers worldwide.
Independent specialty retailers. We use a network of location-based independent manufacturer representatives to sell our hardware products to independent specialty retailers in the United States, focused on sports and consumer activity capture markets. Our representatives provide highly personalized service to these retailers, including in-store merchandising, taking orders, and providing clinics to educate retail sales personnel about GoPro products and services. We also have an internal, regionally focused sales team that provides a secondary level of service to both the independent specialty retailers and manufacturer representatives. Independent specialty retailers generally carry our higher end hardware products, targeting their core customers who we believe tend to be early adopters of new technologies. Independent specialty retailers outside of the United States represent a similarly important sales channel for us, and we reach these customers indirectly through our network of international distributors.
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
GoPro.com. We sell our full line of hardware and software products to consumers worldwide through our online store at GoPro.com, which we market through online and offline advertising. GoPro.com revenue, which includes subscription and service revenue, represented 25%, 30%, and 38% of net revenue for 2024, 2023, and 2022, respectively.
Distribution
We sell to approximately 65 distributors who resell our hardware products to retailers in international and domestic markets. We have dedicated sales personnel focused on providing a high level of service to these distributors, including assisting with hardware product mix planning, channel marketing and in-store merchandising, development of marketing materials, order assistance and educating the distributors’ sales personnel about GoPro hardware products.
In-store merchandising
Our in-store merchandising strategy focuses on our iconic GoPro-branded, video-enabled point of purchase (POP) merchandising displays located in nearly all retail outlets where our hardware products are sold. These displays showcase GoPro videos and present our hardware and software product ecosystem in a customer-friendly manner. Our larger retailers help us represent a broader range of GoPro hardware products due to their in-store deployment of our larger and custom POP displays. As of December 31, 2024 and 2023, we had approximately 30,000 and 28,000 POP displays, respectively, in retail outlets worldwide.
Marketing and advertising
Our marketing and advertising programs are focused on engaging consumers by exposing them to compelling GoPro content and educating them about new hardware features, as well as the power of our solutions for software editing (mobile and web applications) and content management. We believe this approach enhances our brand while demonstrating the performance, durability, and versatility of our hardware and software products. Our marketing and advertising efforts span a wide range of consumer interests and leverage both traditional consumer marketing and lifestyle marketing strategies.
Consumer marketing. Social media plays an important role in our consumer marketing strategy as an awareness driver and opportunity to engage directly with our community. Our consumers capture and share GoPro content on social media platforms including Facebook, Instagram, X (formerly known as Twitter), and YouTube. As of December 31, 2024, we reached a total of 53.6 million followers across all social media platforms and we reached a total of 4.7 billion views on GoPro's YouTube channel. We also integrate user-generated content and GoPro originally produced content into advertising campaigns across various platforms including television, print, online, billboards, and other out-of-home advertising, and at consumer and trade facing events. This content also supports our in-store channel marketing efforts, appearing on our POP displays and other in-store marketing materials. We continue to believe GoPro content remains a significant asset that builds awareness for our brand and hardware and software products.

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
Competition
The market for cameras is highly competitive and characterized by frequent hardware and software product introductions and rapid technological advances. We believe the principal competitive factors impacting the market for our hardware and software products include quality, reliability and user experience, price and performance, design innovation, brand recognition, marketing and distribution capability, service and support, and brand reputation.
We compete against established, well-known camera manufacturers such as Canon Inc. and Nikon Corporation, as well as large, diversified electronics companies such as, Samsung Electronics Co. and Sony Corporation and specialty companies such as Garmin Ltd., the Ricoh Company, Ltd., Arashi Vision Inc. (Insta360), and SZ DJI Technology Co., Ltd. We believe we compete favorably with these companies’ products. Our durable and versatile hardware product design facilitates increased functionality and wearability, and we offer a variety of mounts and other accessories that enable a wide range of consumer use cases that are difficult for other competing products to address. Further, we offer many professional-grade features, many of which are patented, within our camera and 360-camera product offerings at attractive consumer price points, including our HyperSmooth 6.0, in-camera horizon leveling that keeps shots smooth and level, and for our 360 experience, MAX SuperView and PowerPano. MAX SuperView provides a wide field of view while PowerPano allows users to capture a 6.2mp, 270-degree panoramic photo with the push of a button and creates an artifact-free shot of action or movement. We also provide users with a mobile application that enhances the overall GoPro experience. Moreover, we believe we have achieved significant brand recognition in our target vertical markets. We believe our years of experience working with active and influential consumers contributes to our ability to develop attractive hardware and software products and establishes the authenticity of our brand, thereby differentiating us from current and potential competitors.
Smartphones and tablets with photo and video functionality have significantly displaced the market for traditional camera sales, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our Quik mobile app, and subscription and service offerings may not be as compelling a solution as those offered by other companies, such as Apple, Inc. and Google, although the Quik mobile app supports content from other platforms including content from iOS and Android. It is possible that, in the future, the manufacturers of such devices, such as Apple, Google, and Samsung, may continue to design their products for use in a range of conditions, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours. In addition, new companies may emerge and offer competitive products directly in our category.
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
GoPro’s patent portfolio reflects our leadership in the high-tech and electronics industry. As of December 31, 2024, we had approximately 1,465 issued patents and 366 patent applications pending in the United States, and 873 corresponding issued patents and 66 patent applications pending in foreign jurisdictions. Our patents cover technology and product areas that include cameras, mounts, accessories, digital imaging, image processing, image stabilization, operational firmware and software, post-processing software, mobile and cloud software, as well as the ornamental aspects of our hardware and software products. Our patents expire at various times, and no single patent or other intellectual property right is solely responsible for protecting GoPro’s products, software, and services. GoPro continues to invest in protecting its expanding innovation through ongoing development of its patent portfolio. We continually assess our innovations, including their patentability, and regularly file patent applications to protect our innovations and technologies that come from our research, development, and design.
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
Human capital
We are continually investing in the engagement and retention of our current global workforce by creating an inclusive workplace, providing market-competitive benefits to support our employees’ health and well-being, and fostering a learning environment in support of their growth and development. As of December 31, 2024, we employed 696 people.
We believe that when our people thrive, our business thrives. GoPro invests in employee engagement through our Employee Resource Groups (ERGs). ERGs enhance the employee experience by building community and connection amongst employees, expanding education and awareness, creating opportunities for professional development and providing valuable feedback to our People Team.
Employee Development and Training
We prioritize employee development and training, which we believe has a direct impact on employee growth, engagement and retention. To support managers and individual contributors within the company, we provide training and development opportunities through our online portal, Opportunity Lab. Opportunity Lab enables employees to access self-directed web-based courses focused on topics such as emotional intelligence, leading change, intercultural communication, feedback and career development planning. We also offer employee development through our Mentorship Program. This program supports the employees’ professional development while expanding their network with our senior leaders.
Our leadership development and coaching programs focus on individual leadership growth, building trust and relationships with peers and sharing best practices. We continue to optimize our organizational efficiency and collaboration by providing ongoing training on effective meeting management. We believe that employee development is a shared responsibility of employee and manager, through both formal feedback programs including goal-setting, and informal methods (e.g., stretch assignments and peer-to-peer learning). Through our Grow Pro Plan program, managers and employees reflect on their individual skills and areas for development, guided by our company competency framework, and by what specific areas the employee would like to develop each year. We have a robust talent calibration and succession planning process to ensure we fill the talent pipeline and identify any skills gaps with development plans.
Corporate and available information
We were originally incorporated as Woodman Labs, Inc. in California and began doing business as GoPro in February 2004. We reincorporated in Delaware in December 2011 and in February 2014, we changed our name to GoPro, Inc. Our principal executive offices are located at 3025 Clearview Way, San Mateo, California 94402, and our telephone number is (650) 332-7600. We completed our initial public offering in July 2014 and our Class

A common stock is listed on The Nasdaq Global Select Market under the symbol “GPRO.” Our Class B common stock is neither listed nor traded on any stock exchange.
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
Risks related to our business and industry
We have incurred substantial operating losses in the past year, and we may not be able to achieve revenue growth or profitability in the future, and if revenue growth or profitability is achieved, we may not be able to sustain it.
In 2024, we incurred an operating loss of $135.0 million due to the combination of delayed product launches, competition, foreign exchange and the effect of macroeconomic conditions on our business. While we have taken and will continue to take actions to reduce our operating expenses, we cannot be certain that we will be able to return to profitability through a combination of revenue growth and gross margin improvement. For example, our annual revenue decreased from $1.09 billion in 2023 to $801.5 million in 2024. In addition, we incurred an operating loss of $75.5 million in 2023.
We may experience lower levels of revenue, or lower gross margin for a variety of reasons, including, among other factors: ineffective or untimely investments in product innovation and development; any delays or issues with our new product launches, such as the delayed launch of our next generation 360-camera from 2024 to 2025; increased advertising and marketing costs and/or ineffectiveness thereof; increasing freight rates; shipping delays; increased supply chain costs; increased costs; lower average sales pricing for our cameras; or a recession or other sustained adverse market events such as tariffs that materially impacts consumer purchases of discretionary items, such as our products. Currency exchange rate fluctuations may also negatively impact revenue and gross margin. For example, in 2023, our margins were negatively impacted by price protection charges, an increase in the proportionate volume of sales of our low margin entry-level price point cameras, a decrease of sales from GoPro.com, and the significant effect of foreign currency fluctuations that also worsened in 2024.
We may continue to experience fluctuating revenue, expenses, and profitability for a number of reasons, including other risks described in this Annual Report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that impact our revenue growth or profitability.
We are taking a multi-pronged approach to regaining profitability with a focus on continued innovation and new product introductions while effectively managing and implementing cost-saving measures where appropriate, which may not be effective to restore profitability in our business.
In order to become profitable, and manage our margin, we must continue to innovate, develop and introduce new products on schedule, enhance our current product offerings, grow our customer base, and stimulate customer demand for new and next-generation products and services. Our product and service offerings are at the core of our business model.

In order to manage our profitability, we may also have to continue to reduce costs. We previously implemented company-wide restructurings of our business, including in March 2024, August 2024 and October 2024, resulting in a reduction in our global workforce, the elimination of certain open positions and reduction of certain office space, as well as the elimination of several high-cost initiatives, in order to optimize our cost structure and focus our resources on cameras, accessories, subscription and service, and tech-enabled helmets.
These reductions in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, difficulty in recruiting employees in the future, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the responsibilities of departed employees among our remaining employees.
Furthermore, all of our employees, including our executive officers, are free to terminate their employment relationship with us at any time, and their knowledge of our business and industry may be difficult to replace. If key employees leave, we may not be able to fully integrate new personnel or replicate the prior working relationships, and our operations could suffer as a result.
Further, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, since 2023, our closing stock price ranged from a high of $6.46 in the first quarter of 2023 to a low of $1.09 in the fourth quarter of 2024. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
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
We may not be able to acquire and retain subscribers at all or at historical rates and may decrease which could adversely impact our results of operations and our ability to be profitable.
We have experienced high subscriber growth over the past several years, but we may not be able to sustain such growth in the future. For example, our subscriber growth slowed to 1% from 12% when comparing subscriber count for the twelve months ending on December 31, 2024 and 2023, respectively. Our subscription service is the highest gross margin product we offer. Our revenue growth and profitability are dependent on our ability to continuously attract and retain subscribers, and we cannot be certain that efforts to do so will be successful. Any changes to our subscription offerings, or increases to the offering costs, could have an adverse effect on the success and profitability of our subscription service, attracting new subscribers and retaining existing subscribers. There are many factors that could lead to slowing subscriber growth or a decline in subscribers, including a decline in camera sales, attach rates or retention rates, our failure to introduce new features, benefits, products, or services that customers desire, changes to existing products, services, and pricing that are not favorably received by our customers, or changes in the perceived value of our offerings. If the attach rate is less than what we forecasted, this could have a negative impact on our overall subscriber growth plans. A decline in subscribers could have an adverse effect on our business, financial condition, and operating results.
Our ability to be profitable relies, in part, on development of effective sales channels and marketing efforts. We depend upon maintaining and developing effective sales channels between our retailers and distributors, as well as direct-to-consumer via GoPro.com, and to develop and implement effective marketing strategies.
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
Our ten largest third-party customers, measured by the revenue we derive from them, accounted for 44%, 44% and 41% of our revenue in 2024, 2023, and 2022, respectively. One retailer accounted for 9%, 9.98% and 8% of our revenue for 2024, 2023, and 2022, respectively. The loss of a small number of our large customers, or the reduction in business with one or more of our large customers, could have a significant adverse effect on our operating results. In addition, we may choose to temporarily or permanently stop shipping product to customers who do not follow the policies and guidelines in our sales agreements, which could have a material negative effect on our revenues and operating results. Our sales agreements with these large customers do not require them to purchase any contractual amount of our products annually and we grant limited rights to return product to some of these large customers.
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
Our future growth also relies, in part, on our continued ability to attract consumers to our GoPro.com sales channel, which has and will require significant expenditures in marketing, software development and infrastructure. There can be no assurance that this investment will be successful in driving revenue growth.
To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions, and product pricing.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, tech-enabled helmets, software applications, and other products and services. In particular, our flagship camera designs incorporate custom system-on-chip (SoC), image sensors, lens, batteries, and memory solutions that critically impact the performance of our products. Our research and development expenses were $185.9 million, $165.7 million and $139.9 million for 2024, 2023 and 2022, respectively. While we expect our research and development expenses to reduce in 2025 from 2024, we still expect these expenses will continue to be substantial in 2025 as we develop innovative technologies. Unanticipated problems in developing products could divert substantial resources, which may impair our ability to develop new products and enhancements of existing products and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
In addition, the introduction or announcement of new products or product enhancements may shorten the life cycle of our existing products or reduce demand for our current products, thereby offsetting any benefits of successful product introductions and potentially lead to challenges in managing inventory of existing products.
The digital imaging market is highly competitive. Further, competition has intensified in digital imaging as new market entrants and existing competitors have introduced new products and more competitive offerings into our markets. Increased competition could result in a loss of our market share and a decrease in our revenue and profitability.
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
Moreover, smartphones and tablets with photo and video functionality have significantly displaced the market for traditional cameras, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our mobile app and subscription offerings may not be as compelling as those offered by other companies, such as Apple, Adobe, or Google, although the mobile application supports content from other platforms including content from iOS and Android. Manufacturers of smartphones and tablets, such as Apple, Google, and Samsung, may continue to design their products for use in a range of conditions similar to our products, including in challenging physical environments and with waterproof capabilities, or develop products with features similar to ours. We rely in part on application marketplaces, such as the Apple App Store and Google Play, to distribute our mobile app. Apple and Google may raise commissions, change or modify rules or functionality for apps on the marketplaces, or make access to our apps more difficult, which could adversely impact our business and results of operations.
Future growth depends on our ability to develop new products for new markets with the goal to expand our core community of customers, and we may not be successful in doing so.
Historically, the majority of our growth has been fueled by the adoption of our HERO and 360-camera products, extensive mount and accessory ecosystem, and subscription products by people looking to self-capture images of themselves and helping those people create and share compelling and meaningful content with friends, family and followers. We believe that our future growth depends on continuing to add versatility to our products, develop new capture perspectives and reach and expand our core community of customers of our products and services, followers, and fans, and then utilizing that energized community as brand ambassadors to an extended community. Despite this, we may not be successful in further penetrating or expanding our existing market.

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
Due to seasonal consumer shopping patterns for our products, if sales fall short of projections, our overall financial condition and results of operations could be adversely affected.
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, greater demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 25%, 29%, and 29% of our 2024, 2023 and 2022 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue due to macroeconomic conditions, the inflationary impact on consumers’ share of wallet, product release patterns or delays, declines in the effectiveness of our promotional activities, changes in product mix, charges incurred against new products to support promotional activities for such new products, pricing pressures, supply chain disruptions, shipping delays, or for any other reason, could cause our annual results of operations to suffer significantly. For example, during the fourth quarter of 2023, our sell-through fell short of our projections partially due to consumers’ expectation of holiday season promotions even after the Thanksgiving Black Friday and Cyber Monday events in combination with the U.S. consumer share of wallet shifting away from consumer electronic products in the month of December which impacted our results of operations.
Generally, we have experienced lower revenue in the first half of the year as a percentage of total revenue for the year, as compared to second half revenue. First half revenue comprised 43%, 41%, and 43% of our annual 2024, 2023, and 2022 revenue, respectively.
We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
In the future, we may require additional capital to respond to business opportunities, challenges, or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional financing on favorable terms, or at all, due to among other things, general macroeconomic conditions, including changes in interest rates, market volatility, and inflation.
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
Due to the nature of our business, we are heavily reliant on third parties outside of our control both in terms of our suppliers and for our operations.

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
Some of the key components used to manufacture our products come from a limited or single source of supply, or from a supplier that could potentially become a competitor. For our camera designs, we incorporate system-on-chips, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique design and performance profiles, and as a result, it is not commercially practical to support multiple sources for these components for our products. We are subject to the risk of shortages and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules, and such lead times could increase as a result of shipping disruptions, global conflicts, including any escalations or expansions of those conflicts, or other factors.
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
Although we have policies and procedures in place requiring our contract manufacturers and major component suppliers to comply with applicable federal, state, local and international requirements, we cannot confirm with certainty that our manufacturers and suppliers consistently comply with these requirements. In addition, if there are changes to these or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our products to use components compatible with these regulations. Any re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics. Additionally, we rely on third parties such as Amazon Web Services to provide software and enterprise services.
We face substantial risks related to inventory, purchase commitments, and long-lived assets, and we could incur material charges related to these items that adversely affect our operating results.
Our business requires us to coordinate the manufacture and distribution of our products, including our ability to properly stock inventory adequate for our demand. If we do not successfully coordinate with our service providers, we may have insufficient supply of products to meet customer demand or face increased or additional costs, and as a result, we could lose sales, and our financial performance may be adversely affected.
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
No assurance can be given that we will not incur charges in future periods related to our inventory management or that we will accurately forecast sales in a future period. Our ability to accurately forecast demand for our products is affected by many factors, including product introductions by us and our competitors, channel inventory levels, unanticipated changes in general market demand, macroeconomic conditions, including inflation or recession, and consumer confidence. If we do not accurately forecast customer demand for our products, we may in future periods be unable to meet consumer, retailer, or distributor demand for our products, or may be required to incur higher costs to secure the necessary production capacity and components, and our business and operating results could be adversely affected.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located in China, Thailand and in other countries to manufacture our products. Our contract manufacturer locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions, and increased security costs. Additionally, changes in U.S. administrative policy from the recent U.S. presidential and congressional elections may lead to significant changes in tariffs for imported goods among other possible changes. Any announcement by the United States Trade Representative (USTR) to impose additional or increased tariffs on GoPro products could have a material adverse effect on our United States bound production, business, and results of our United States operations. If these duties are imposed on our products, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices which may negatively impact our results of operations and profitability.
We continue to explore manufacturing capabilities outside of China and currently manufacture certain cameras in Thailand to mitigate risks of additional tariffs, duties or other restrictions on our products destined for the United States and may choose to transition more manufacturing outside of China. Sales of our products in China are material to our business and represent a significant portion of our revenue. This revenue stream from China is at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our products or imposes any other export restrictions on our products. While we have proactively moved our U.S. bound camera production outside of China, the risk that tariffs are imposed on other countries could have an impact on our U.S. bound production costs.
Security, data breaches and cyber-attacks could disrupt our web platform, products, services, internal operations, information technology systems, or those of our strategic partners, and any such disruption could reduce our expected revenue, increase our expenses, damage our reputation, and cause our stock price to decline significantly.
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
Revenue from outside the United States comprised 64%, 61%, and 59% of our revenue in 2024, 2023, and 2022, respectively, and we expect international revenue to continue to be significant in the future. As a result, we may be negatively impacted by foreign currency exchange rate fluctuations, which could have a material negative effect on our future operating results. Further, we currently have foreign operations in Australia, China, France, Germany, Hong Kong, Japan, Netherlands, Philippines, Romania, the United Kingdom (U.K.) and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. Our focus on international operations may expose us to a number of risks in addition to domestic operations, including but not limited to:
•burdens of complying with a wide variety of laws and regulations or risk of non-compliance, including environmental, packaging and labeling laws or regulations, which can change based on new political conditions;
•delays or disruptions in our supply chain;
•adverse tax effects and foreign exchange controls making it difficult to repatriate earnings and cash;
•the effect of foreign currency exchange rates and interest rates, including any fluctuations caused by, inflation, recessionary concerns, or the strengthening of the U.S. dollar relative to the foreign currencies in which we conduct business including relative to the Eurozone;
•political conditions, economic instability, geopolitical turmoil, civil disturbances, or social unrest in a specific country or region in which we operate, which could have an adverse impact on our operations in that location, for example, the effects of China-Taiwan relations or conflict in the Middle East;
•pandemics; wars and global conflicts, including the ongoing conflicts around the world;
•trade restrictions;
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
Our gross margin can vary due to consumer demand, competition, product pricing, promotional activities, product lifecycle, product mix, new product introductions, GoPro.com sales mix, subscription activation, renewals, and cancellations, commodity costs, supply chain, logistics costs and shipping costs, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. For example, our gross margin was 33.8%, 32.2%, and 37.2% for 2024, 2023, and 2022, respectively. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, if consumer demand for our products is less than we anticipate, if cancellation rates for our subscription offerings are higher than expected or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.
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
Litigation may be necessary to enforce our intellectual property rights. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, on March 29, 2024, we filed a complaint with the U.S. International Trade Commission against Arashi Vision Inc., d/b/a Insta360 and Arashi Vision (U.S.) LLC, d/b/a Insta360 and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc., d/b/a Insta360, and Arashi Vision (U.S.) LLC, d/b/a Insta360, alleging patent infringement of certain GoPro patents related to our cameras and digital imaging technology. Insta360 has filed IPR petitions seeking to challenge the validity of the GoPro patents asserted against Insta360. Initiating infringement proceedings against third parties, as well as defending against IPRs, can be expensive, may take significant time, and may divert management’s attention from other business concerns. The cost of protecting our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected because of any such legal actions, or a finding that any patents-in-suit are invalid or unenforceable. These legal actions may in the future lead to additional counterclaims or countersuits against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. For example, Insta360 has filed three patent infringement actions against us in China (Jiangsu High Court, Changsha Intermediate Court IP Tribunal, and Shenzhen Intermediate People’s Court). Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our business or operations.
We have been, and in the future may be, subject to intellectual property and proprietary rights claims from third parties and may be sued by third parties for alleged infringement.
Third parties, including competitors and non-practicing entities, have made allegations of and brought intellectual property infringement, misappropriation, and other intellectual property rights claims against us, including the matter described in Note 10 Commitments, contingencies, and guarantees in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. While we will defend ourselves vigorously against any such existing and future legal proceedings, the effort and expense to support such disputes and litigation is considerable and we may not prevail or obtain favorable outcomes against all such allegations, including in the matter described in Note 10 Commitments, contingencies, and guarantees in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
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
Since 2023, our closing stock price ranged from a high of $6.46 in the first quarter of 2023 to a low of $1.09 in the fourth quarter of 2024. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results, changes in our financial projections provided to the public or our failure to meet those projections, the public’s reaction to our press releases, other public announcements and filings with the SEC, significant transactions, or new features, products or services offered by us or our competitors, changes in our business lines and product lineup, changes in financial estimates and recommendations by securities analysts, media coverage of our business and financial performance, the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us, trends in our industry, trade regulation, any significant change in our management, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes as well as our ability to recruit and retain employees.
In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. Volatility in our stock price also affects the value of our equity compensation, which affects our ability to recruit and retain employees. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been subject to past shareholder class action lawsuits as well as derivative lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Note 10 Commitments, contingencies, and guarantees, in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for a discussion on legal proceedings.
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
Our Class A common stock may cease to be listed on The Nasdaq Global Select Market.
On February 7, 2025, our Class A common stock, par value $0.0001 per share, closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). Should our Class A common stock trade below the minimum Bid Price Requirement for 30 consecutive business days, The Nasdaq Stock Market LLC (“Nasdaq”) will send a notice to us that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we will be provided an initial compliance period of 180 calendar days from receipt of such notice, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price for the Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to the end of the 180-day period. There can be no assurance that we will be able to regain compliance or that Nasdaq will extend the compliance period.
If we do not regain compliance with the Bid Price Requirement by the end of the 180-day period, we may be eligible for an additional 180 calendar day compliance period, either by submitting an application to transfer the listing of the Class A common stock to The Nasdaq Capital Market, or we can apply directly to Nasdaq, without transferring to The Nasdaq Capital Market, for an additional 180-day extension, which we may not be successful at obtaining. In that case, we would also need to pay an application fee to Nasdaq and provide written notice of our intention to cure the deficiency during the additional compliance period. As part of its review process, Nasdaq will make a determination of whether it believes we will be able to cure this deficiency.
If we do not regain compliance within the applicable compliance period(s), Nasdaq will provide written notification to us that the Class A common stock will be subject to delisting. At that time, we may appeal the delisting determination to a hearings panel.
We intend to monitor the closing bid price of the Class A common stock and may, if appropriate, consider taking actions to regain compliance with the Bid Price Requirement, including, subject to approval of our Board of Directors and our Class A and Class B stockholders, implementing a reverse stock split. However, there can be no assurance that, if we were to engage in a reverse stock split, it would not create an additional deficiency with Nasdaq listing standards.
There can be no assurance that we will be able to regain compliance with the Bid Price Requirement or will otherwise be in compliance with other applicable Nasdaq listing rules within the applicable compliance period(s), that we will be able to successfully implement a reverse stock split, or, if we receive a delisting determination and decide to appeal the delisting determination, that such appeal would be successful.
Currently, there is no immediate effect on the listing of the Class A common stock on The Nasdaq Global Select Market, and the Class A common stock will continue to trade on The Nasdaq Global Select Market under the symbol “GPRO,” subject to our compliance with the other continued listing requirements of The Nasdaq Global Select Market. If our Class A common stock were to be delisted from The Nasdaq Global Select Market, we might or might not be eligible to list our shares on another market. Such a delisting could negatively impact us by, among other things, reducing the liquidity and market price of our Class A common stock.
The dual class structure of our common stock has the effect of concentrating voting control with our CEO, and we cannot predict the effect our dual class structure may have on our stock price or our business.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 67.0% of the voting power of our outstanding capital stock as of December 31, 2024 with Mr. Woodman, our Chairman and CEO, holding approximately 64.1% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law, our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders and could prevent the Class A common stock holders from receiving a takeover premium.

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
Our credit facility contains restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise impact our liquidity. In addition, our credit facility contains, and the agreements governing the 2025 Notes contain, a cross-default provision whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the holders of the 2025 Notes or the lenders under our credit facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the 2025 Note holders or the trustee under the indentures governing the 2025 Notes or the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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
In connection with the pricing of the 2025 Notes, we entered into privately negotiated capped call transactions (Capped Calls) with certain financial institutions. The Capped Calls are expected generally to reduce the potential economic dilution to holders of our Class A common stock upon any conversion of the 2025 Notes, with such reduction and/or offset subject to a cap.
The capped call counterparties and/or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the 2025 Notes (and are likely to do so during any observation period related to a conversion of the 2025 Notes or following a repurchase of the 2025 Notes by the Company on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the 2025 Notes.
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
We have completed several acquisitions in the past, and in February 2024 we acquired Forcite Helmet Systems, an Australian-based company that offers tech-enabled helmets. We may evaluate additional acquisitions, partnerships, or joint ventures with, or strategic investments in, other companies, products or technologies that we believe are complementary to our business. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party or government approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close, and even if they close, we can make no assurances that our integration of any such acquired company will be successful.
Our aspirations and disclosures related to broader social and ethical initiatives, as well as increased scrutiny and expectations from investors and others regarding non-financial performance factors, could result in additional costs and/or risks, which may adversely affect our business, financial condition, results of operations, reputation, and stock price performance.
Some investors may use non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our related policies and actions are inadequate. The investor demand for measurement of non-financial performance is addressed by third-party providers of assessments and ratings on companies. The criteria by which our practices are assessed may change due to the constant evolution of the landscape, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors and other stakeholders may conclude that our related policies and/or actions are inadequate. There have also been increasing allegations of misleading claims against companies making significant non-financial commitments due to a variety of perceived deficiencies in performance. As stakeholder perceptions of these matters continue to evolve, we may face reputational damage and potential stakeholder engagement and/or litigation in the event that we do not meet the standards set by various constituencies. In addition, there exists certain opposition among some individuals and government departments to use non-financial performance factors, and we may also face scrutiny, reputational risk, lawsuits, or market access restrictions from these parties regarding our initiatives.
In June 2024, we published a summary highlighting our ongoing efforts to reduce our Scope 1 and Scope 2 carbon emissions in our U.S. locations and our commitment to legal and ethical business practices. These statements are not guarantees that we will be able to achieve them. Our ability to achieve any objectives is subject to numerous risks, many of which are outside of our control. Examples of such risks include the availability and cost of renewable energy sources, evolving consumer protection and other regulatory laws applicable to these matters, and the availability of funds to invest in related initiatives in times where we are seeking to reduce costs. As a result, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope, target, and timelines of previously announced initiatives or goals. If we fail to satisfy the expectations of investors, regulators, customers, employees, and other stakeholders, if our initiatives are not executed as planned, or if we fail to implement sufficient oversight or accurately capture and disclose related matters, our reputation and business, operating results, and financial condition could be adversely impacted.
Catastrophic events or political instability could disrupt and cause harm to our business.
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, threat of fire, act of terrorism, public health issues or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations in, among other countries, China, Thailand, Hong Kong, Japan, Netherlands, Taiwan, and the United States. Political instability, global conflicts, public health issues, crises, pandemics, or other catastrophic events in any of those countries, including as a result of climate change, could adversely affect our business in the future, our financial condition and operating results.

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
Governance
Our Chief Information Security Officer (CISO) oversees our information security program and is responsible for leading and implementing, with a cross functional team, our cybersecurity strategy, policy, architecture, and risk management processes. Our CISO has over 20 years of experience in cybersecurity, serving as a security consultant to Fortune 100 companies, and a subject matter expert in computer forensics to law firms and U.S. Government agencies.
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
Risk Management and Strategy
Our periodic assessment and testing of policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, simulated attacks and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness.
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
Risks from Cybersecurity Threats
No previous cybersecurity incidents have materially affected us, including our business strategy, results of operations or financial condition. Future cybersecurity threats or incidents may materially affect our business strategy, results of operations or financial condition. For further detail on the potential risks, see Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Properties
As of December 31, 2024, we leased office facilities around the world totaling approximately 280,000 square feet, including approximately 196,000 square feet for our corporate headquarters in San Mateo, California. All of our properties are currently leased. Effective October 2021, we entered into a sublease agreement with a third-party for approximately 78,000 square feet of our leased corporate headquarters in San Mateo. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable, commercially reasonable terms. See Note 10 Commitments, contingencies, and guarantees, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3. Legal Proceedings
Refer to Legal proceedings and investigations included in Part II, Item 8, Note 10 Commitments, contingencies, and guarantees, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information. Our Class A common stock is listed on The Nasdaq Global Select Market under the symbol “GPRO.” Our Class B common stock is not listed or traded on any stock exchange.
Holders. As of January 31, 2025, there were 315 holders of record of our Class A common stock and 24 holders of record of our Class B common stock.
Dividends. We have not declared or paid any cash dividends on our capital stock and do not currently intend to pay any cash dividends on our Class A or Class B common stock in the foreseeable future.
Performance graph. The graph below compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the S&P 500 Consumer Durables Index. The graph assumes $100 was invested (with reinvestment of all dividends, as applicable) at the close of market on December 31, 2019 in the Class A common stock of GoPro, Inc., the S&P 500 Index and the S&P 500 Consumer Durables Index, and its relative performance is tracked through December 31, 2024. Note that historic stock price performance is not intended to be indicative of future stock price performance.

Comparison of 60 month cumulative total return
Among GoPro, Inc., S&P 500 Index and S&P 500 Consumer Durable Index
$300
$250
$200
$150
$100
$50
$0
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
GoPro
S&P 500
S&P 500 Consumer Durable Index

Sales of unregistered securities. During the period covered by this Annual Report on Form 10-K, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, nor have we sold any in the prior two years.
Issuer purchases of equity securities. As of December 31, 2024, we have a remaining share repurchase authorization of $60.4 million under the current stock repurchase program authorized by our Board of Directors in January 2022 and as increased by our Board of Directors in February 2023. No shares of our Class A and Class B common stock were repurchased during the three months ended December 31, 2024.

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
•Results of Operations. Analysis of our financial results comparing 2024 to 2023 is presented below.
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
Overview
GoPro helps the world capture and share itself in immersive and exciting ways. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create and share engaging personal content. When consumers use our cameras, accessories, and subscription and services, they often generate and share content that organically increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our cameras, accessories and subscription and services. We believe revenue growth may be driven by the introduction of new cameras, accessories, lifestyle gear, and software and subscription offerings. We believe new camera features drive a replacement cycle among existing users and attract new users, expanding our total addressable market. Our investments in image stabilization, mobile app editing and sharing solutions, modular accessories including lens mods, auto-upload capabilities, local language user-interfaces and voice recognition in more than 11 languages with 6 accents are designed to drive the expansion of our global market.
In September 2024, we began shipping our HERO13 Black flagship camera that includes our GP2 processor, HyperSmooth 6.0 image stabilization, hybrid-log gamma (HLG) high dynamic range (HDR) photos and videos in 5.3K at 60 frames per second (FPS) and 4K at 60 FPS, and a higher capacity battery resulting in longer runtimes and improved thermal performance. HyperSmooth 6.0 image stabilization features AutoBoost, which analyzes up to 4x more data compared to HyperSmooth 5.0 while supporting 360-degree Horizon Lock. The HERO13 Black also includes 10-bit color video at up to 5.3K video at 60 FPS, 27-megapixel photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and HyperView, which allows for a 16:9 field of view, Superview and Horizon Leveling. The HERO13 Black also includes a front-facing and rear touch display, TimeWarp 3.0, a Timecode Sync feature, and a Night Effects Time Lapse feature. We also offer our Ultra Wide Lens Mod, Macro Lens Mod and a ND Filter 4-Pack for HERO13 Black. The Ultra Wide Lens Mod allows for an ultra wide-angle digital lens for 4K video at 60 FPS, the Macro Lens Mod allows the HERO13 Black to focus on objects 4x closer than prior generation cameras and the ND Filter 4-Pack allows the HERO13 Black to create motion blur. We expect the Anamorphic Lens Mod for the HERO13 Black to be available in the first quarter of 2025, which captures ultra wide-angle footage with reduced distortion and lets anyone tell their stories using the 21:9 aspect ratio used in feature films. Additionally, we offer our HERO13 Black Creator Edition, which combines the HERO13 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In September 2024, we also began shipping our smallest and lightest version of a HERO camera which features a one-button design and touch display. The HERO camera can shoot videos at up to 4K at 30 FPS and in 4:3 aspect ratio for a wider, more immersive video, captures photos with 12-megapixel resolution, and has a slow-motion setting of up to 2.7K at 60 FPS. The HERO camera captures content with a wide field of view lens so that HyperSmooth image stabilization can be applied in the Quik app.
In February 2025, we reintroduced our MAX waterproof 360-camera featuring MAX HyperSmooth image stabilization, 360-degree MAX TimeWarp Video, MAX SuperView, PowerPano, built-in mounting, high-quality audio, live streaming, voice control and a front facing touch display. MAX HyperSmooth provides high performance video stabilization, while MAX SuperView provides a wide field of view. PowerPano allows users to capture a 6.2mp, 270-degree panoramic photo with the push of a button and creates an artifact-free shot of action or movement. Our MAX camera features six built-in microphones that allows users to capture immersive 360-degree audio and directional audio for vlogging, and includes a MAX Enduro battery which increases recording time and improves cold-weather performance. The Quik app also includes editing tools for our MAX camera such as subject tracking and keyframe-based reframing.
Our HERO13 Black, HERO13 Black Creator Edition, HERO, HERO12 Black, HERO12 Black Creator Edition, HERO11 Black, HERO11 Black Mini, HERO11 Black Creator Edition, and MAX cameras are compatible with our ecosystem of mountable and wearable accessories.
We offer our Premium subscription, which includes unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 25 gigabytes (GB) of non-GoPro content, the delivery of highlight videos automatically via our mobile app when GoPro camera footage is uploaded to the user’s GoPro cloud account using Auto Upload or when GoPro camera footage is uploaded to the user’s GoPro cloud account via the user’s mobile phone. Our Premium subscription also provides access to a high-quality live streaming service on GoPro.com, as well as discounts on GoPro cameras, gear, mounts and accessories. In February 2024, we launched our Premium+ subscription which includes cloud storage up to 500 GB of non-GoPro content, HyperSmooth Pro and all of the same features included in the Premium subscription.
In addition to the Premium+ and Premium subscriptions, we offer our Quik subscription which makes it easy for users to get the most out of their favorite photos and videos, captured on any phone or camera, using our Quik mobile app’s editing tools. These editing tools include features such as trim, color, crop, filtering, auto-sync of edits to music, and the ability to change video speed. We also offer our GoPro Reframe plugin for Adobe Premier Pro and Adobe After Effects which provides users with creative control over footage and enabling reframing, animated movements, motion blur transitions, and adjustments to lens curvature.
We continue to monitor the current evolving macroeconomic landscape. Inflation, fluctuating interest rates, a strengthening United States dollar (U.S. dollar), tariffs and recession concerns places increasing pressure on many areas of our business, including hardware and software product pricing, operating expenses, component pricing and consumer spending. In the past, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. Revenue from the U.S. was 36.3% and 38.6% of annual revenue in 2024 and 2023, respectively. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively impacted. See Item 1A. Risk Factors for further discussion of the possible impact of evolving macroeconomic conditions on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

(units and dollars in thousands, except per share amounts)	Q4 2024	Q4 2023	% Change	FY 2024	FY 2023	% Change
Revenue	$200,882	$295,420	(32)%	$801,473	$1,005,459	(20)%
Camera units shipped (1)	581	895	(35)%	2,431	2,984	(19)%
Gross margin (2)	34.7%	34.2%	50	bps	33.8%	32.2%	160	bps
Operating expenses	$108,801	$110,463	(2)%	$406,328	$399,036	2%
Net loss	$(37,191)	$(2,418)	1,438%	$(432,311)	$(53,183)	713%
Diluted net loss per share	$(0.24)	$(0.02)	1,100%	$(2.82)	$(0.35)	706%
Cash provided by (used in) operations	$(25,099)	$43,729	(157)%	$(125,141)	$(32,863)	281%

Other financial information:
Adjusted EBITDA (3)	$(14,359)	$3,267	(540)%	$(71,639)	$(27,317)	162%
Non-GAAP net income (loss) (4) (5)	$(14,418)	$4,158	(447)%	$(370,417)	$(20,259)	1,728%
Non-GAAP diluted net income (loss) per share (5)	$(0.09)	$0.03	(400)%	$(2.42)	$(0.13)	1,762%
(1)     Represents the number of camera units that are shipped during a reporting period, net of any returns.
(2)    One basis point (bps) is equal to 1/100th of 1%.
(3)     We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of income tax expense (benefit), interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, gain on insurance proceeds, (gain) loss on extinguishment of debt, and restructuring and other costs, including right-of-use asset impairment charges (if applicable).
(4)    We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges (if applicable), gain on insurance proceeds, (gain) loss on extinguishment of debt, gain on sale and/or license of intellectual property, and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.
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
Reconciliations of GAAP measures to the most directly comparable non-GAAP adjusted measures and explanations for why we consider non-GAAP measures to be helpful for investors are presented under Non-GAAP Financial Measures.
Full Year and Fourth Quarter 2024 financial performance
Revenue for the full year of 2024 was $801.5 million, which represented a 20.3% decrease from the prior year period of $1.0 billion. The decrease was primarily driven by a decrease in units shipped of 2.4 million from 3.0 million in 2023, or a decrease of 18.5%, primarily due to consumer related-macroeconomic issues resulting in a softer global consumer market, an increasingly global competitive landscape and the delay of our next generation 360-camera. This decrease in annual revenue from lower camera unit sales was partially offset by year-over-year growth in our subscription and service revenue of 9.7% to $107.0 million in 2024. For the full year of 2024, camera revenue mix from cameras with an MSRP equal to or greater than $400 was 76% compared to 77% for the same period in 2023. For the full year of 2024, the average selling price decreased 2.2% year-over-year to $330, primarily due to a shift in camera revenue mix with the introduction of our $199 HERO entry level product and an increase in promotional activity during the year. Average selling price is defined as total reported revenue divided by camera units shipped. Retail revenue was $600.9 million for the full year of 2024 and represented 75.0% of total revenue, compared to 70.0% of total revenue in the prior year period. GoPro.com revenue, which

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
includes subscription and service revenue, was $200.6 million for the full year of 2024 and represented 25.0% of total revenue, compared to 30.0% of total revenue in the prior year period. Our gross margin percentage for the full year of 2024 was 33.8% and was negatively impacted by approximately 40 basis points due to the strengthening of the U.S. dollar relative to foreign currencies in the year. Our gross margin percentage for the full year of 2023 was 32.2%. Relative to 2021 when gross margin was 41.1%, the U.S. dollar appreciated, which has negatively impacted revenue and gross margin for the full year 2024 by approximately $50 million, or 390 bps of gross margin. Net loss for the full year of 2024 was $432.3 million, which included the establishment of a net valuation allowance of $294.9 million on United States federal and state deferred tax assets in the first quarter of 2024, compared to a net loss of $53.2 million in 2023. Adjusted EBITDA for the full year of 2024 was negative $71.6 million, compared to negative $27.3 million in 2023.

Revenue for the fourth quarter of 2024 was $200.9 million, which represented a 32.0% decrease from the same period in 2023. The decrease was primarily driven by a 35.1% decrease in units shipped in the fourth quarter of 2024 of 581 thousand, compared to 895 thousand in the same period in 2023 primarily due to consumer related-macroeconomic issues resulting in softer global consumer demand, an increasingly global competitive landscape, and a nearly 20% sequential reduction in channel inventory, which was partially offset by an 8.5% increase in our subscription and service revenue. Sell-through in the fourth quarter of 2024 was approximately 775 thousand units, resulting in an approximate 170 thousand unit sequential decrease in the inventory channel. Our fourth quarter of 2024 average selling price increased by 4.7% year-over-year to $346, primarily due to a camera revenue mix shift with 84% of camera revenue from cameras with an MSRP equal to or greater than $400 compared to 74% in the same period in 2023, and an increase in subscription and service revenue as a percentage of total revenue, partially offset by an increase in promotional activity. Retail revenue was $149.6 million in the fourth quarter of 2024 and represented 74.4% of total revenue, compared to 77.2% in the same period of 2023. GoPro.com revenue, which includes subscription and service revenue, was $51.3 million in the fourth quarter of 2024 and represented 25.6% of total revenue, compared to 22.8% of total revenue in the same period of 2023. Our overall subscription attach rate from both sales on GoPro.com and from post-camera purchases at retail was 34% in the fourth quarter of 2024, up from a 29% attach rate in the prior year quarter. Our aggregate retention rate for annual subscribers was 69% in the fourth quarter of 2024, compared to 67% in the same period of 2023. Our gross margin percentage in the fourth quarter of 2024 was 34.7% compared to 34.2% in the same period of 2023. Our fourth quarter of 2024 gross margin percentage was negatively impacted by 30 basis points due to the strengthening of the U.S. dollar relative to foreign currencies in the quarter compared to the prior year quarter. Net loss for the fourth quarter of 2024 was $37.2 million, compared to a net loss of $2.4 million for the same period in 2023. Adjusted EBITDA for the fourth quarter of 2024 was negative $14.4 million, compared to positive $3.3 million in the same period of 2023.
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
Driving profitability through improved efficiency, lower costs, and better execution. We incurred operating losses in 2024 and 2023. We continue to make strategic decisions to drive volume, growth, and profitability in our business. Restructuring actions in 2024 and prior restructuring actions, along with continued cost management have resulted in a more efficient global organization that has allowed for improved communication and alignment among our functional teams. We are changing our approach to operate in a leaner, more focused manner that we believe is sustainable and strategic for long-term success and improved financial performance. This includes pursuing a hardware and software product roadmap we believe will drive innovation, differentiation, and growth. And, in the longer term, increasing our total addressable market by introducing new, innovative hardware and software products, increasing unit sales volume of our new and existing products, and increasing our subscriber

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
base. Our expectation is that sales from our retail channel will continue to increase relative to sales on GoPro.com. While growth in subscribers and subscription and service revenue has slowed, we continue to make strategic decisions to enhance our subscription offerings to grow subscribers and increase subscriber retention that results in an increase in subscription and service revenue.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. We expect the timing of new hardware product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, software, and other new offerings. We plan to further build upon our integrated mobile and cloud-based storytelling solutions, as well as our subscription offerings. Our investments, including those for marketing and advertising, and those related to development efforts associated with our most recent acquisition, may not successfully drive increased revenue and our customers may not accept our new offerings. Further, we have and will continue to incur substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.
Improving profitability. We believe that our continued focus on growing our total addressable market from our retail and GoPro.com channels, including subscription and service revenue, and broadening our range of hardware products will support our ability to return to profitability on an annual basis due to timely and effective product launches, increases in unit volume, subscribers and related revenue, and continued operating expense control. While the total market for digital imagery has seen an increase in competition, we believe that our consumers’ differentiated use of GoPro cameras, our mobile app and cloud solutions, our continued innovation of product features desired by our users, and our brand, all help support our competitiveness within the market for digital cameras. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new or improved product introductions from competitors such as enhanced phone capabilities and technology-enabled glasses. Sales in international locations subject us to foreign currency exchange rate fluctuations and regional macroeconomic conditions that may cause us to adjust pricing which may make our hardware and software products more or less attractive to the consumer. Continued fluctuations in foreign currency exchange rates and regional macroeconomic conditions could have a continued impact on our future operating results. Our profitability also depends on the continued success of our subscription and service offerings.
Marketing the improved GoPro experience. We intend to focus our marketing resources on highlighting our camera features, subscription and service benefits, and further improve brand recognition. Historically, our growth has largely been fueled by the adoption of our hardware products by people looking to self-capture images of themselves participating in exciting physical activities. Our goal of returning to profitability depends on continuing to reach, expand and re-engage with this core user base in alignment with our strategic priorities. Sales and marketing investments will often occur in advance of any sales benefits from these activities, and it may be difficult for us to determine if we are efficiently allocating our resources in this area.
Seasonality. Historically, we have typically experienced the highest levels of total revenue and channel inventory sell-through in the fourth quarter of the year, coinciding with the holiday shopping season, particularly in the United States and Europe. However, total revenue in the fourth quarter of 2024 did not continue this trend due to a number of factors, including macroeconomic conditions, competition, and a delay in an expected hardware product release. In the fourth quarter of 2024, channel inventory sell-through continued the historical trend. While we have implemented operational changes aimed at reducing the impact of fourth quarter seasonality on full year performance, timely and effective product introductions, whether just prior to the holiday season or otherwise, and forecasting, are critical to our operations and financial performance.
Macroeconomic risks. Macroeconomic conditions affecting the level of consumer spending include market volatility and fluctuations in foreign exchange rates, inflation, and interest rates. Some hardware product costs have become subject to inflationary pressure, and we may not be able to fully offset such higher costs through price increases.

Components of our Results of Operations

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue. Our revenue is primarily comprised of hardware product sales, and subscription and service offerings, net of returns and sales incentives. Product revenue is derived from the sale of our cameras and accessories directly to retailers, through our network of domestic and international distributors, and on GoPro.com. Subscription and service revenue is primarily derived from the sale of our Premium+, Premium and Quik subscriptions on GoPro.com, and the Quik mobile app. See Critical Accounting Policies and Estimates and Note 1 Summary of business and significant accounting policies, to the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for information regarding revenue recognition.
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
•Research and development. Our research and development expense consists primarily of personnel-related costs, including salaries, stock-based compensation, and employee benefits. Research and development expense also includes consulting and outside professional services costs, materials, and allocated facilities, including right-of-use asset impairment charges, restructuring, depreciation and other supporting overhead expenses associated with the development of our hardware and software product offerings.
•Sales and marketing. Our sales and marketing expense consists primarily of advertising and marketing promotions of our hardware products and subscription and services, and personnel-related costs, including salaries, stock-based compensation, and employee benefits. Sales and marketing expense also includes point of purchase (POP) display expenses and related amortization, sales commissions, GoPro.com and subscription provider fees, trade show and event costs, sponsorship costs, consulting and contractor expenses, and allocated facilities, including right-of-use asset impairment charges, restructuring, depreciation, and other supporting overhead expenses.
•General and administrative. Our general and administrative expense consists primarily of personnel-related costs, including salaries, stock-based compensation and employee benefits for our finance, legal, human resources, information technology and administrative personnel. General and administrative expense also includes professional service costs related to accounting, tax, and legal services, and allocated facilities, including right-of-use asset impairment charges, restructuring, depreciation, and other supporting overhead expenses.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Year ended December 31,
(dollars in thousands)	2024		2023		2022
Revenue	$801,473	100%	$1,005,459	100%	$1,093,541	100%
Cost of revenue	530,178	66	681,886	68	686,713	63
Gross profit	271,295	34	323,573	32	406,828	37
Operating expenses:
Research and development	185,897	23	165,688	17	139,885	13
Sales and marketing	160,635	20	169,578	17	166,967	15
General and administrative	59,796	8	63,770	6	61,021	5
Total operating expenses	406,328	51	399,036	40	367,873	33
Operating income (loss)	(135,033)	(17)	(75,463)	(8)	38,955	4
Other income (expense):
Interest expense	(3,329)	—	(4,699)	—	(6,242)	(1)
Other income, net	5,273	—	12,429	1	1,740	—
Total other income (expense), net	1,944	—	7,730	1	(4,502)	(1)
Income (loss) before income taxes	(133,089)	(17)	(67,733)	(7)	34,453	3
Income tax expense (benefit)	299,222	37	(14,550)	(1)	5,606	1
Net income (loss)	$(432,311)	(54)%	$(53,183)	(6)%	$28,847	2%
Revenue

(camera units and dollars in thousands, except average selling price)	Year ended December 31,			2024 vs 2023	2023 vs 2022
	2024	2023	2022	% Change	% Change
Camera units shipped	2,431	2,984	2,810	(19)%	6%

Average selling price	$330	$337	$389	(2)	(13)

Retail	$600,902	$704,217	$682,799	(15)	3
Percentage of revenue	75.0%	70.0%	62.4%
GoPro.com	$200,571	$301,242	$410,742	(33)	(27)
Percentage of revenue	25.0%	30.0%	37.6%
Total revenue	$801,473	$1,005,459	$1,093,541	(20)%	(8)%

Americas	$378,934	$469,675	$521,270	(19)%	(10)%
Percentage of revenue	47.3%	46.7%	47.7%
Europe, Middle East and Africa (EMEA)	$258,976	$290,814	$300,870	(11)	(3)
Percentage of revenue	32.3%	28.9%	27.5%
Asia and Pacific (APAC)	$163,563	$244,970	$271,401	(33)	(10)
Percentage of revenue	20.4%	24.4%	24.8%
Total revenue	$801,473	$1,005,459	$1,093,541	(20)%	(8)%
2024 Compared to 2023. Revenue for the full year of 2024 was $801.5 million, which represented a 20.3% decrease from the prior year period of $1.0 billion. The decrease was primarily driven by a decrease in units

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
shipped of 2.4 million from 3.0 million in 2023, or a decrease of 18.5%, primarily due to consumer related-macroeconomic issues resulting in a softer global consumer market, an increasingly global competitive landscape and the delay of our next generation 360-camera. This decrease in annual revenue from lower camera unit sales was partially offset by year-over-year growth in our subscription and service revenue of 9.7% to $107.0 million in 2024. For the full year of 2024, camera revenue mix from cameras with an MSRP equal to or greater than $400 was 76% compared to 77% for the same period in 2023. For the full year of 2024, the average selling price decreased 2.2% year-over-year to $330, primarily due to a shift in camera revenue mix with the introduction of our $199 HERO entry level product and an increase in promotional activity during the year. Retail revenue was $600.9 million for the full year of 2024 and represented 75.0% of total revenue, compared to 70.0% of total revenue in the prior year period. GoPro.com revenue, which includes subscription and service revenue, was $200.6 million for the full year of 2024 and represented 25.0% of total revenue, compared to 30.0% of total revenue in the prior year period.
Cost of revenue and gross margin

	Year ended December 31,			2024 vs 2023		2023 vs 2022
(dollars in thousands)	2024	2023	2022	% Change		% Change
Cost of revenue	$528,080	$680,021	$676,771	(22)%		—%
Stock-based compensation	1,343	1,955	1,805	(31)		8
Acquisition-related costs	—	—	47	—		(100)
Restructuring costs	755	(90)	8,090	(939)		(101)
Total cost of revenue	$530,178	$681,886	$686,713	(22)%		(1)%
Gross margin	33.8%	32.2%	37.2%	160	bps	(500)	bps
2024 Compared to 2023. Gross margin of 33.8% for the full year of 2024 increased from 32.2% in the prior period, or 160 bps, primarily due an increased margin contribution from subscription and services of 200 bps, and lower operational costs related to warranty, tariff and freight savings of 70 bps, partially offset by higher promotional activity of 70 bps and the effect of foreign currency fluctuations of 40 bps. Relative to 2021 when gross margin was 41.1%, the U.S. dollar appreciated, which has negatively impacted revenue and gross margin for the full year 2024 by approximately $50 million, or 390 bps of gross margin.
Research and development

	Year ended December 31,			2024 vs 2023	2023 vs 2022
(dollars in thousands)	2024	2023	2022	% Change	% Change
Research and development	$153,338	$145,939	$122,420	5%	19%
Stock-based compensation	14,411	19,062	17,221	(24)	11
Acquisition-related costs	1,563	—	—	100	—
Restructuring costs	16,585	687	244	2,314	182
Total research and development	$185,897	$165,688	$139,885	12%	18%
Percentage of revenue	23.2%	17.0%	12.8%
2024 Compared to 2023. The year-over-year increase of $20.2 million, or 12.2%, in total research and development expense for full year of 2024 compared to the prior period was primarily driven by a $15.9 million increase in restructuring costs, and an $11.6 million increase in consulting and professional services primarily for development work on our next generation system-on-chip, partially offset by a $4.7 million decrease in stock-based compensation expense, and a $3.0 million decrease in allocated facilities, depreciation, and supporting overhead expenses.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Sales and marketing

	Year ended December 31,			2024 vs 2023	2023 vs 2022
(dollars in thousands)	2024	2023	2022	% Change	% Change
Sales and marketing	$149,521	$160,712	$158,657	(7)%	1%
Stock-based compensation	5,804	8,736	8,173	(34)	7
Restructuring costs	5,310	130	137	3,985	(5)
Total sales and marketing	$160,635	$169,578	$166,967	(5)%	2%
Percentage of revenue	20.0%	16.9%	15.3%
2024 Compared to 2023. The year-over-year decrease of $8.9 million, or 5.3%, in total sales and marketing expense for the full year of 2024 compared to the prior period was primarily driven by a $4.8 million decrease in advertising and marketing expenses primarily attributable to online campaigns, partially offset by sponsorships and point of purchase display depreciation expense. The year-over-year decrease in total sales and marketing expense was also driven by a $3.9 million decrease in credit card fees from sales on GoPro.com, a $2.9 million decrease in stock-based compensation expense, and a $2.1 million decrease in allocated facilities, depreciation, and supporting overhead expenses, partially offset by a $5.2 million increase in restructuring costs.
General and administrative

	Year ended December 31,			2024 vs 2023	2023 vs 2022
(dollars in thousands)	2024	2023	2022	% Change	% Change
General and administrative	$49,671	$51,211	$49,152	(3)%	4%
Stock-based compensation	7,574	11,726	11,792	(35)	(1)
Acquisition-related costs	789	822	—	(4)	100
Restructuring costs	1,762	11	77	15,918	(86)
Total general and administrative	$59,796	$63,770	$61,021	(6)%	5%
Percentage of revenue	8.0%	6.3%	5.4%
2024 Compared to 2023. The year-over-year decrease of $4.0 million, or 6.2%, in total general and administrative expense in the full year of 2024 compared to the prior period was primarily driven by a $4.2 million decrease in stock-based compensation expense, a $4.0 million decrease in cash-based personnel-related costs, and a $1.2 million decrease in allocated facilities, depreciation, and supporting overhead expenses, partially offset by a $4.1 million increase in consulting and professional services, and a $1.8 million increase in restructuring costs.
Restructuring costs
Third quarter 2024 restructuring. In August 2024, we approved a restructuring plan (the Original Restructuring Plan) and in October 2024, we approved an amended restructuring plan (the Updated Restructuring Plan). In connection with the Original Restructuring Plan and Updated Restructuring Plan, we reduced our global workforce by 25% compared to our headcount ending Q2 2024, and we recorded restructuring charges of $18.7 million including $12.7 million related to severance and $6.0 million of project cancellation costs.
First quarter 2024 restructuring. In March 2024, we approved a restructuring plan to reduce operating costs and drive stronger operating leverage by reducing our global workforce by approximately 4% and closing certain office space. Under the first quarter 2024 restructuring plan, we recorded restructuring charges of $2.3 million related to severance, $3.3 million related to a right-of-use asset impairment upon ceasing the use of part of our headquarters campus and $0.6 million related to office space charges. The right-of-use asset impairment charge was recorded as a restructuring expense, primarily in the operating expense financial statement line items in the Consolidated Statements of Operations. The unused portion of our headquarters campus has its own identifiable expenses and is not dependent on other parts of our business, and thus was considered its own asset group. As a result, we impaired the carrying value of the related right-of-use asset to its estimated fair value using the discounted cash flows method. The discounted future cash flows were based on a discount rate based on the

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
weighted-average cost of capital. As of December 31, 2024, we expect approximately $1.7 million of office space charges associated with the unused portion of our headquarters campus vacated as a result of the first quarter 2024 restructuring plan, which will be incurred over the underlying remaining lease term.
First quarter 2022 restructuring. In December 2022, we approved a restructuring plan to reduce camera production-related costs by globally realigning our manufacturing footprint to concentrate our production activities in two primary locations: China and Thailand. Under the fourth quarter 2022 restructuring, we recorded restructuring charges of $8.1 million including $7.0 million for camera production line closure costs and $1.1 million for related transitional costs to migrate production to our remaining manufacturing locations.
See Note 12 Restructuring charges, to the Notes to Consolidated Financial Statements.
Other income (expense)

	Year ended December 31,			2024 vs 2023	2023 vs 2022
(dollars in thousands)	2024	2023	2022	% Change	% Change
Interest expense	$(3,329)	$(4,699)	$(6,242)	(29)%	(25)%
Other income, net	5,273	12,429	1,740	(58)	614
Total other income (expense), net	$1,944	$7,730	$(4,502)	(75)%	(272)%
2024 Compared to 2023. Total other income (expense), net was income of $1.9 million for the full year of 2024 compared to income of $7.7 million in the prior period. The year-over-year change of $5.8 million was primarily due to overall lower cash and investment balances resulting in a $5.2 million decrease in interest income and a $0.9 million increase in net foreign exchange rate-based losses, partially offset by a $1.4 million decrease in cash interest expense as we extinguished part of our 2025 Notes in the fourth quarter of 2023.
Income taxes

	Year ended December 31,			2024 vs 2023	2023 vs 2022
(dollars in thousands)	2024	2023	2022	% Change	% Change
Income tax expense (benefit)	$299,222	$(14,550)	$5,606	(2,157)%	(360)%
2024 Compared to 2023. We recorded an income tax expense of $299.2 million for the year ended December 31, 2024 on pre-tax net loss of $133.1 million. Our income tax expense for the year ended December 31, 2024 primarily resulted from the establishment and the current year change in the valuation allowance on the United States federal and state net deferred tax assets, partially offset by a tax benefit on a pre-tax net loss, and the release of a portion of our uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions.
Our 2023 income tax benefit of $14.6 million primarily resulted from a tax benefit on a pre-tax net loss, and the federal and California research and development credits, partially offset by the nondeductible equity tax expense from stock-based compensation, and the impact of foreign operations, net of the release of a portion of our uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions.
See Note 9 Income taxes, to the Notes to Consolidated Financial Statements for additional information.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quarterly results of operations
The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarterly periods in the two-year period ended December 31, 2024.

	Three months ended
(dollars in thousands, except per share amounts)	Dec. 31, 2024	Sept. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023
Revenue	$200,882	$258,898	$186,224	$155,469	$295,420	$294,299	$241,020	$174,720
Gross profit	69,701	91,846	56,710	53,038	101,095	94,204	75,772	52,502
Operating expenses	108,801	99,857	103,219	94,451	110,463	97,991	98,266	92,316
Net loss	$(37,191)	$(8,211)	$(47,821)	$(339,088)	$(2,418)	$(3,684)	$(17,212)	$(29,869)

Net loss per share - basic and diluted	$(0.24)	$(0.05)	$(0.31)	$(2.24)	$(0.02)	$(0.02)	$(0.11)	$(0.19)

Liquidity and Capital Resources
The following table presents selected financial information as of December 31, 2024 and December 31, 2023:

(dollars in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$102,811	$222,708
Marketable securities	—	23,867
Total cash, cash equivalents and marketable securities	$102,811	$246,575
Percentage of total assets	19%	25%
Our primary source of cash is receipts from sales of our hardware products, and subscription and service. Other sources of cash are from proceeds from the issuance of convertible notes, employee participation in the employee stock purchase plan, the exercise of employee stock options, and facility subleases. Our primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing, office rent, purchases of property and equipment, other costs of revenue, share repurchases, repurchases of convertible notes, acquisitions, interest, and taxes.
Our liquidity position has been historically impacted by seasonality, which is primarily driven by higher revenues during the second half of the year as compared to the first half. For example, net cash used in operating activities during the second half of 2024 was $27.3 million, compared to cash used in operating activities of $97.8 million during the first half of 2024.
As of December 31, 2024, our cash, cash equivalents, and marketable securities totaled $102.8 million. Our cash, net of the outstanding principal balance of the 2025 Notes, as of December 31, 2024, was $9.1 million. The overall cash used in operating activities of $125.1 million for the year ended December 31, 2024 was primarily attributable to a net loss of $432.3 million and net cash outflows from changes in our working capital of $30.0 million, partially offset by a deferred tax asset expense of $296.8 million, and net cash inflows from other non-cash expenses of $40.4 million. Working capital changes for the year ended December 31, 2024 of $30.0 million were the result of a decrease in accounts payable and other liabilities of $21.2 million, an increase in inventory of $14.5 million, and a decrease in deferred revenue of $0.8 million, partially offset by a decrease in accounts receivables of $5.3 million and a decrease in prepaid expenses and other assets of $1.1 million. As of December 31, 2024, $8.3 million of cash was held by our foreign subsidiaries.
Convertible Notes
In November 2020, we issued $143.8 million aggregate principal amount of 2025 Notes in a private placement to purchasers for resale to qualified institutional buyers. In November 2023, we repurchased $50.0 million in aggregate principal amount of the 2025 Notes, reducing the amount owed on the 2025 Notes to $93.8 million. The 2025 Notes mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
common stock subject to certain conditions. Prior to August 15, 2025, the 2025 Notes are convertible at the option of the holder, at an initial conversion rate of 107.1984 shares of Class A common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $9.3285 per share of common stock, subject to adjustment. Conversion will be settled in cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. We pay interest on the 2025 Notes semi-annually, which is due on May 15 and November 15 of each year.
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
The following table summarizes our contractual obligations related to the 2025 Convertible Notes as of December 31, 2024, and the expected timing of those payments:

(in thousands)	Total	Next 12 Months	Beyond 12 Months
Short-term and Long-term debt (1)	$94,922	$94,922	$—
(1)    Our convertible senior notes are due in November 2025. The balances include accrued and unpaid interest as of December 31, 2024. Refer to Note 5 Financing arrangements in the Notes to Consolidated Financial Statements for additional discussion regarding the 2025 Notes.
Other Contractual Commitments
In the ordinary course of business, we enter into multi-year agreements to purchase sponsorships with event organizers, resorts, and athletes as part of our marketing efforts, software licenses related to our financial and IT systems, operating lease arrangements to support our operations in the U.S. and international locations, and various other contractual commitments. The following table summarizes our other contractual obligations as of December 31, 2024, and the expected timing of those payments:

(in thousands)	Total	Next 12 Months	Beyond 12 Months
Operating lease obligations (1)	$32,483	$12,472	$20,011
Other contractual commitments	124,420	60,665	63,755
Total contractual cash obligations	$156,903	$73,137	$83,766
(1)    Operating lease obligations exclude cash inflows from existing contractual facility subleases through the end of 2026.
See Note 10 Commitments, contingencies, and guarantees, for a discussion regarding facility leases and other contractual commitments in the Notes to Consolidated Financial Statements.
Liquidity
The accompanying audited consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. In the year ended December 31, 2024, our performance continued to be impacted by consumer related-macroeconomic issues resulting in a softer global consumer market, an increasingly global competitive landscape and the delay of our next generation 360-camera. During the year ended December 31, 2024, our revenue declined 20.3% from the prior year period which resulted in operating losses of $135.0 million and operating cash outflows of $125.1 million, including the payment of $12.6 million related to our 2024 restructuring plans. As of December 31, 2024, we had $102.8 million in cash and cash equivalents and an accumulated deficit of $681.6 million. The 2025 Notes with an outstanding principal of $93.8 million matures on November 15, 2025, unless earlier repurchased or converted at the option of the holder into

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
shares of our Class A common stock under certain circumstances. We also had $44.8 million available to draw from our 2021 Credit Agreement as of December 31, 2024 and in the ordinary course of business, have drawn $25.0 million in February 2025.
We have considered and assessed our ability to continue as a going concern for at least 12 months from the issuance of these audited consolidated financial statements. Our assessment included the preparation of a cash flow forecast taking into account the restructuring actions already implemented in 2024. We considered additional actions within our control that we would implement, if necessary, to maintain liquidity and operations in the ordinary course of business including payment of the 2025 Notes upon maturity. The 2025 operational plan is structured to i) realize the savings in wages and benefits from the headcount reductions as part of our 2024 restructuring plans; ii) lower research and development costs from the completion of a next generation system-on-chip and rationalized product roadmap, and the reduction of sales and marketing expenses to a reduced level consistent with the business size; and iii) effectively manage working capital, specifically our intention to manage inventory levels to better align with our current run rates and seasonality of the business, and our intention to continue to effectively manage the collection of accounts receivables.
We estimate such actions will be sufficient to allow us to maintain liquidity and operations in the ordinary course, including payment of the 2025 Notes upon maturity on November 15, 2025, for at least 12 months from the issuance of these consolidated financial statements. While we estimate such actions will be sufficient to allow us to maintain liquidity and operations in the ordinary course for at least 12 months from the issuance of these consolidated financial statements, there can be no assurance we will generate sufficient future cash from operations. Factors that can impact our future cash generation include, but are not limited to, further inflation, rising interest rates, ongoing recessionary conditions or continued competition. If we are not successful in maintaining demand for our products or if macroeconomic conditions further constrain consumer demand, we may continue to experience adverse impacts to revenue and profitability. Additional actions within our control to maintain liquidity and operations include further reducing discretionary spending in all areas of the business and further headcount restructuring actions. In addition, we may need additional financing to execute on our current or future business strategy, and additional financing may not be available or on terms favorable to us.
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands)	2024	2023	2022	% Change	% Change
Net cash provided by (used in):
Operating activities	$(125,141)	$(32,863)	$5,747	281%	(672)%
Investing activities	$7,653	$121,902	$(8,388)	(94)%	(1,553)%
Financing activities	$(929)	$(90,382)	$(173,269)	(99)%	(48)%
Cash flows from operating activities
Cash used in operating activities of $125.1 million for the year ended December 31, 2024 was primarily attributable to a net loss of $432.3 million and net cash outflows from changes in our working capital of $30.0 million, partially offset by a deferred tax asset expense of $296.8 million, and net cash inflows from other non-cash expenses of $40.4 million. Working capital changes for the year ended December 31, 2024 of $30.0 million were the result of a decrease in accounts payable and other liabilities of $21.2 million, an increase in inventory of $14.5 million, and a decrease in deferred revenue of $0.8 million, partially offset by a decrease in accounts receivables of $5.3 million, and a decrease in prepaid expenses and other assets of $1.1 million.
Cash flows from investing activities
Cash provided by investing activities of $7.7 million for the year ended December 31, 2024 was primarily attributable to maturities of marketable securities of $24.0 million, partially offset by $12.3 million of net cash used to acquire Forcite Helmet Systems, and net purchases of property and equipment of $4.0 million.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cash flows from financing activities
Cash used in financing activities of $0.9 million for the year ended December 31, 2024 was primarily attributable to $3.1 million in tax payments for net restricted stock unit (RSU) settlements, partially offset by $2.2 million of cash inflows from stock purchases made through our employee stock purchase plan.
Indemnifications
The information set forth under Note 10 Commitments, contingencies, and guarantees in the Notes to Consolidated Financial Statements under the caption Indemnifications is incorporated herein by reference.

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
For the sales of our hardware products, including related firmware and free software solutions, revenue is recognized when transfer of control occurs at a point in time, which generally is at the time the product is shipped and when collection is considered probable. For customers who purchase hardware products directly from GoPro.com, we retain a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. Subscription and service revenue is recognized primarily from our Premium+, Premium and Quik subscription offerings sold on GoPro.com and the Quik mobile app, and is recognized ratably over the subscription term, with any payments received in advance of services being rendered recorded in deferred revenue.
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
Inventory valuation
Inventory consists of finished goods and component parts, and is stated at the lower of cost or net realizable value on a first-in, first-out basis. Our inventory balances were $120.7 million and $106.3 million as of December 31, 2024 and 2023, respectively. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including market conditions, an estimate of the future demand for our hardware products within a specified time horizon (generally 12 months), hardware product life cycle status, hardware product development plans and current sales levels.
Income taxes
We are subject to income taxes in the United States and multiple foreign jurisdictions. Our effective tax rates differ from the United States federal statutory rate, primarily due to changes in our valuation allowance, the effect of non-United States operations, deductible and non-deductible stock-based compensation expense, state taxes, federal and state research and development tax credits and other adjustments. Our effective tax rate was negative 224.8%, positive 21.5%, and positive 16.3% in 2024, 2023 and 2022, respectively. The calculation of our provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits. We review our tax positions quarterly and adjust the balances as new information becomes available.
Each quarter, we assess the realizability of our existing deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. In the assessment period ending March 31, 2024, we concluded based on the introduction of negative evidence resulting from developments in the first quarter of 2024, such as increased and accelerated costs associated with our future product strategy and roadmap, an increased competitive environment, integration and product development costs related to the acquisition of Forcite Helmet Systems, restructuring costs and other negative factors, that it was more likely than not that our United States federal and state deferred tax assets would not be realizable. Therefore, in the period ended March 31, 2024, after consideration of our deferred tax liabilities and recent developments, we recorded a net valuation allowance of $294.9 million on United States federal and state deferred tax assets. This determination was also based, in part, on our revised expectation that our projections of pre-tax losses in 2024 and future years will cause us to be in a cumulative GAAP loss for ASC Topic 740 purposes in 2024 and forward. In the assessment for the period ended December 31, 2024, we concluded that it remains more likely than not that we will not be able to realize our deferred tax assets. As of December 31, 2024, the total valuation allowance on United States federal and state

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
net deferred tax assets was $327.4 million. We will continue to monitor our future financial results, expected projections and their potential impact on our assessment regarding the recoverability of our deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded. Our foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that our foreign deferred tax assets will be realized and thus, a valuation allowance is not required on our foreign deferred tax assets.
The Organization for Economic Co-operation and Development (OECD) has a two-pillar solution to address tax challenges arising from the digitalization of the economy. This two-pillar solution includes the Pillar Two Model Rules (Pillar Two), which defines global minimum tax rules and includes a 15% minimum tax rate. Various countries have started to enact new laws related to Pillar Two, including certain new laws effective beginning in 2024. Based on our analysis as of December 31, 2024, Pillar Two has no material impact on our consolidated financial statements.
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
Although our market capitalization further declined in the fourth quarter of 2024, we do not believe that it is more likely than not that the fair value of our single reporting unit is less than the carrying value. Using the market capitalization approach, which we would expect to be similar to the discounted cash flow method, the fair value of our single reporting unit is estimated based on the trading price of our stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business. As of December 31, 2024, the market capitalization exceeded the carrying value of our single reporting unit by 10%, which was not adjusted for an acquisition control premium which would further increase the percentage the fair value exceeded the carrying value.
The estimated fair value of our single reporting unit is sensitive to the volatility in our stock price. For example, a 5% decrease in our December 31, 2024 stock price would result in our market capitalization exceeding the carrying value of our single reporting unit by 6%, which is not adjusted for an acquisition control premium. If our market capitalization continues to decline or future performance falls below our current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which a charge would be necessary. We are required to perform impairment tests when it is more likely than not that the fair value of the reporting unit is less than the carrying value. Given current market conditions and the fact that the market capitalization is a key component, we will continue to monitor our forecasts and market capitalization to determine if a quantitative test is necessary prior to our next annual assessment.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 1 Summary of business and significant accounting policies, to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures
We report net income (loss) and diluted net income (loss) per share in accordance with United States generally accepted accounting principles (GAAP) and on a non-GAAP basis. We additionally report non-GAAP adjusted EBITDA. Gross margin percentage is also presented on a constant currency basis to show performance unaffected by fluctuations in currency exchange rates. We calculate constant currency amounts by translating current period amounts at the prior period’s average exchange rate and compare that to current period performance. We use non-GAAP financial measures to help us understand and evaluate our core operating performance and trends, to prepare and approve our annual budget, and to develop short-term and long-term operational plans. Our management uses and believes that investors benefit from referring to these non-GAAP financial measures in assessing our operating results. These non-GAAP financial measures should not be considered in isolation from, or as an alternative to, the measures prepared in accordance with GAAP, and are not based on any comprehensive set of accounting rules or principles. We believe that these non-GAAP measures, when read in conjunction with our GAAP financials, provide useful information to investors by facilitating:
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
•adjusted EBITDA and non-GAAP net income (loss) exclude stock-based compensation expense related to equity awards granted primarily to our workforce. We exclude stock-based compensation expense because we believe that the non-GAAP financial measures excluding this item provide meaningful supplemental information regarding operational performance. In particular, we note that companies calculate stock-based compensation expense for the variety of award types that they employ using different valuation methodologies and subjective assumptions. These non-cash charges are not factored into our internal evaluation of non-

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
GAAP net income (loss) as we believe their inclusion would hinder our ability to assess core operational performance;
•adjusted EBITDA and non-GAAP net income (loss) excludes a gain on insurance proceeds because it is not reflective of ongoing operating results in the period, and the frequency and amount of such gains vary;
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
•non-GAAP net income (loss) exclude non-cash interest expense. Prior to the adoption of ASU 2020-06 in fiscal year 2022, we were required to recognize non-cash interest expense related to the amortization of a debt discount associated with our 2022 Notes and 2025 Notes in accordance with the prior authoritative accounting guidance for convertible debt that may be settled in cash. From fiscal year 2022 and onwards, this debt discount accounting requirement was removed, and as a result, non-cash interest expense will no longer be a reconciling item between GAAP and non-GAAP net income (loss);
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following tables present a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended December 31,
(in thousands)	2024	2023
Net loss	$(37,191)	$(2,418)
Income tax benefit	(2,403)	(2,988)
Interest (income) expense, net	279	(707)
Depreciation and amortization	1,781	1,159
POP display amortization	1,635	734
Stock-based compensation	5,199	10,031
Gain on insurance recovery	(1,130)	—
Gain on extinguishment of debt	—	(3,092)
Restructuring and other costs	17,471	548
Adjusted EBITDA	$(14,359)	$3,267

	Year ended December 31,
(in thousands)	2024	2023	2022	2021	2020
Net income (loss)	$(432,311)	$(53,183)	$28,847	$371,171	$(66,783)
Income tax expense (benefit)	299,222	(14,550)	5,606	(281,071)	4,826
Interest (income) expense, net	(1,388)	(5,233)	3,131	22,678	19,993
Depreciation and amortization	6,491	6,160	8,570	10,962	19,065
POP display amortization	5,123	2,015	2,055	2,759	4,176
Stock-based compensation	29,132	41,479	38,991	38,650	29,963
Gain on insurance recovery	(1,130)	—	—	—	—
(Gain) loss on extinguishment of debt	—	(3,092)	—	—	5,389
Restructuring and other costs	23,222	(913)	7,554	2,649	26,571
Adjusted EBITDA	$(71,639)	$(27,317)	$94,754	$167,798	$43,200

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following tables present a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended December 31,
(in thousands, except per share data)	2024	2023
Net loss	$(37,191)	$(2,418)
Stock-based compensation	5,199	10,031
Acquisition-related costs	462	822
Restructuring and other costs	17,471	548
Gain on insurance recovery	(1,130)	—
Gain on extinguishment of debt	—	(3,092)
Income tax adjustments (1)	771	(1,733)
Non-GAAP net income (loss)	$(14,418)	$4,158

Non-GAAP net income (loss) - basic	$(14,418)	$4,158
Add: Interest on convertible notes, tax effected*	—	499
Non-GAAP net income (loss) - diluted	$(14,418)	$4,657

GAAP diluted net loss per share	$(0.24)	$(0.02)
Non-GAAP diluted net income (loss) per share	$(0.09)	$0.03

GAAP shares for basic and diluted net loss per share	155,091	151,078
Add: Effect of non-GAAP dilutive securities	—	13,541
Non-GAAP shares for diluted net income (loss) per share	155,091	164,619
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year ended December 31,
(in thousands)	2024	2023	2022	2021	2020
Net income (loss)	$(432,311)	$(53,183)	$28,847	$371,171	$(66,783)
Stock-based compensation	29,132	41,479	38,991	38,650	29,963
Acquisition-related costs	2,352	822	47	1,152	4,598
Restructuring and other costs	23,222	(913)	7,554	2,649	26,571
Non-cash interest expense	—	—	—	14,208	10,366
Gain on sale and/or license of intellectual property	(999)	—	—	—	—
Gain on insurance recovery	(1,130)	—	—	—	—
(Gain) loss on extinguishment of debt	—	(3,092)	—	—	5,389
Income tax adjustments (1)	9,317	(5,372)	(10,271)	(27,494)	(881)
Non-GAAP net income (loss)	$(370,417)	$(20,259)	$65,168	$400,336	$9,223

GAAP net income (loss) - basic	$(432,311)	$(53,183)	$28,847	$371,171	$(66,783)
Add: Interest on convertible notes, tax effected*	—	—	3,055	—	—
GAAP net (income) loss - diluted	$(432,311)	$(53,183)	$31,902	$371,171	$(66,783)

Non-GAAP net income (loss) - basic	$(370,417)	$(20,259)	$65,168	$400,336	$9,223
Add: Interest on convertible notes, tax effected*	—	—	3,055	—	—
Non-GAAP net income (loss) - diluted	$(370,417)	$(20,259)	$68,223	$400,336	$9,223

GAAP diluted net income (loss) per share	$(2.82)	$(0.35)	$0.18	$2.27	$(0.45)
Non-GAAP diluted net income (loss) per share	$(2.42)	$(0.13)	$0.38	$2.45	$0.06

GAAP shares for basic net income (loss) per share	153,113	153,348	156,181	154,274	149,037
Add: Effect of dilutive securities	—	—	22,098	8,904	—
GAAP shares for diluted net income (loss) per share	153,113	153,348	178,279	163,178	149,037
Add: Effect of non-GAAP dilutive securities	—	—	—	—	3,096
Non-GAAP shares for diluted net income (loss) per share	153,113	153,348	178,279	163,178	152,133
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
Foreign currency risk. Revenue generated from GoPro.com is denominated in U.S. dollars and various foreign currencies. Revenue generated from our international distributor and retail sales channels is generally priced in U.S. dollars, however we typically evaluate and adjust our international selling prices to reflect local exchange rate fluctuations. The strength of the U.S. dollar relative to other foreign currencies has negatively impacted revenue, gross margin and net income (loss) per share due to our sales outside of the United States by approximately $50 million for the year ended December 31, 2024 relative to 2021 foreign currency rates. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Australian dollar, Japanese yen, Romanian leu and Canadian dollar. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars.
To date, we have not entered into any foreign currency exchange contracts or derivatives, and we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.
Interest rate risk. Our exposure to market risk for changes in interest rates primarily relates to our cash and cash equivalents and marketable securities. Our cash equivalents and marketable securities have comprised of money market funds, U.S. treasury securities, commercial paper, government securities and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the nature of our investment portfolio, we do not believe that an immediate 10% shift in interest rates would have a material effect on the fair value of our investment portfolio.
The fair value of our 2025 Convertible Senior Notes (2025 Notes) is subject to interest rate risk, market risk and other factors due to the conversion feature. The capped calls that were entered into concurrently with the issuance of our 2025 Notes were completed to reduce the potential dilution from the conversion of the 2025 Notes. The fair value of the 2025 Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the 2025 Notes will generally increase as our Class A common stock price increases and will generally decrease as our Class A common stock price declines. The interest and market value changes affect the fair value of the 2025 Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.

Item 8. Financial Statements and Supplementary Data
GoPro, Inc.

The supplementary financial information required by this Item 8, is included in Part II, Item 7. under the caption Results of Operations, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GoPro, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GoPro, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 1 to the consolidated financial statements, substantially all revenue is derived from the sales of cameras, mounts, accessories, subscription and service, and implied post contract support to customers. The transaction price recognized as revenue represents the consideration the Company expects to be entitled to and is primarily comprised of product revenue, net of returns and variable consideration, which includes sales incentives provided to customers. The Company recognizes revenue from its sales arrangements when control of the promised goods or services are transferred to its customers, in an amount that reflects the amount of consideration expected to be received in exchange for the transferred goods or services. The Company's revenue was $801 million for the year ended December 31, 2024. The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) evaluating certain revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) evaluating, on a sample basis, revenue transactions by obtaining and inspecting source documents, including sales orders, invoices, shipping and delivery documents, and cash receipts, where applicable; (iii) evaluating, on a sample basis, for certain revenue transactions, the timing of revenue recognition by obtaining and inspecting shipping and delivery documents; (iv) recalculating, on a sample basis, amortization of subscription revenue; (v) evaluating the reasonableness of variable consideration, on a sample basis, by testing credit memos during the year and testing the completeness and accuracy of the data used to determine the year end accrual; and (vi) testing, on a sample basis, outstanding customer invoice balances as of December 31, 2024 by obtaining and inspecting source documents, including sales orders, invoices, shipping and delivery documents, and subsequent cash receipts, where applicable.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 17, 2025

We have served as the Company’s auditor since 2011.

GoPro, Inc.
Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$102,811	$222,708
Marketable securities	—	23,867
Accounts receivable, net	85,944	91,452
Inventory	120,716	106,266
Prepaid expenses and other current assets	29,774	38,298
Total current assets	339,245	482,591
Property and equipment, net	8,696	8,686
Operating lease right-of-use assets	14,403	18,729
Goodwill	152,351	146,459
Other long-term assets	28,983	311,486
Total assets	$543,678	$967,951

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$85,936	$102,612
Accrued expenses and other current liabilities	110,769	110,049
Short-term operating lease liabilities	10,936	10,520
Deferred revenue	55,418	55,913
Short-term debt	93,208	—
Total current liabilities	356,267	279,094
Long-term taxes payable	11,621	11,199
Long-term debt	—	92,615
Long-term operating lease liabilities	18,067	25,527
Other long-term liabilities	6,034	3,670
Total liabilities	391,989	412,105

Commitments, contingencies and guarantees (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 129,196 and 123,638 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	1,026,527	998,373
Treasury stock, at cost, 26,608 and 26,608 shares, respectively	(193,231)	(193,231)
Accumulated deficit	(681,607)	(249,296)
Total stockholders’ equity	151,689	555,846
Total liabilities and stockholders’ equity	$543,678	$967,951
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenue	$801,473	$1,005,459	$1,093,541
Cost of revenue	530,178	681,886	686,713
Gross profit	271,295	323,573	406,828
Operating expenses:
Research and development	185,897	165,688	139,885
Sales and marketing	160,635	169,578	166,967
General and administrative	59,796	63,770	61,021
Total operating expenses	406,328	399,036	367,873
Operating income (loss)	(135,033)	(75,463)	38,955
Other income (expense):
Interest expense	(3,329)	(4,699)	(6,242)
Other income, net	5,273	12,429	1,740
Total other income (expense), net	1,944	7,730	(4,502)
Income (loss) before income taxes	(133,089)	(67,733)	34,453
Income tax expense (benefit)	299,222	(14,550)	5,606
Net income (loss)	$(432,311)	$(53,183)	$28,847

Net income (loss) per share:
Basic	$(2.82)	$(0.35)	$0.18
Diluted	$(2.82)	$(0.35)	$0.18

Shares used to compute net income (loss) per share:
Basic	153,113	153,348	156,181
Diluted	153,113	153,348	178,279
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Stockholders’ Equity

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2021	156,474	$1,008,872	$(113,613)	$(279,345)	$615,914
Common stock issued under employee benefit plans, net of shares withheld for tax	4,381	4,681	—	—	4,681
Taxes paid related to net share settlements	—	(13,410)	—	—	(13,410)
Stock-based compensation expense	—	38,991	—	—	38,991
Repurchase of outstanding common stock	(5,967)	(1)	(39,618)	—	(39,619)
Cumulative effect of adoption of new accounting standards	—	(78,230)	—	54,385	(23,845)
Net income	—	—	—	28,847	28,847
Balances at December 31, 2022	154,888	$960,903	$(153,231)	$(196,113)	$611,559
Common stock issued under employee benefit plans, net of shares withheld for tax	4,940	3,999	—	—	3,999
Taxes paid related to net share settlements	—	(8,008)	—	—	(8,008)
Stock-based compensation expense	—	41,479	—	—	41,479
Repurchase of outstanding common stock	(9,931)	—	(40,000)	—	(40,000)
Net loss	—	—	—	(53,183)	(53,183)
Balances at December 31, 2023	149,897	$998,373	$(193,231)	$(249,296)	$555,846
Common stock issued under employee benefit plans, net of shares withheld for tax	5,558	2,101	—	—	2,101
Taxes paid related to net share settlements	—	(3,079)	—	—	(3,079)
Stock-based compensation expense (Note 7)	—	29,132	—	—	29,132
Net loss	—	—	—	(432,311)	(432,311)
Balances at December 31, 2024	155,455	$1,026,527	$(193,231)	$(681,607)	$151,689

The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2024	2023	2022
Operating activities:
Net income (loss)	$(432,311)	$(53,183)	$28,847
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,491	6,160	8,570
Non-cash operating lease cost	1,050	3,090	5,501
Stock-based compensation	29,132	41,479	38,991
Deferred income taxes, net	296,771	(17,891)	2,710
Non-cash restructuring charges	—	—	228
Impairment of right-of-use assets	3,276	—	—
Gain on extinguishment of debt	—	(3,092)	—
Other	461	(2,600)	1,022
Changes in operating assets and liabilities:
Accounts receivable, net	5,291	(14,478)	37,829
Inventory	(14,450)	20,865	(40,722)
Prepaid expenses and other assets	1,080	(7,649)	7,922
Accounts payable and other liabilities	(21,162)	(4,226)	(97,112)
Deferred revenue	(770)	(1,338)	11,961
Net cash provided by (used in) operating activities	(125,141)	(32,863)	5,747

Investing activities:
Purchases of property and equipment, net	(4,039)	(1,520)	(3,447)
Purchases of marketable securities	—	(25,782)	(165,590)
Maturities of marketable securities	24,000	149,204	160,649
Acquisition, net of cash acquired	(12,308)	—	—
Net cash provided by (used in) investing activities	7,653	121,902	(8,388)

Financing activities:
Proceeds from issuance of common stock	2,150	3,876	4,760
Taxes paid related to net share settlement of equity awards	(3,079)	(8,008)	(13,410)
Repurchase of outstanding common stock	—	(40,000)	(39,619)
Payment to partially repurchase 2025 convertible senior notes	—	(46,250)	—
Repayment of debt	—	—	(125,000)
Net cash used in financing activities	(929)	(90,382)	(173,269)

Effect of exchange rate changes on cash and cash equivalents	(1,480)	316	(1,442)
Net change in cash and cash equivalents	(119,897)	(1,027)	(177,352)
Cash and cash equivalents at beginning of period	222,708	223,735	401,087
Cash and cash equivalents at end of period	$102,811	$222,708	$223,735

Supplementary cash flow disclosure:
Cash paid for interest	$1,286	$1,976	$4,258

Cash paid (refunded) for income taxes, net	$1,093	$(537)	$2,100

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,047	$214	$215
Receipt of equity from asset sale	$999	$—	$—
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
Liquidity. The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. In the year ended December 31, 2024, the Company’s performance continued to be impacted by consumer related-macroeconomic issues resulting in a softer global consumer market, an increasingly global competitive landscape and the delay of the Company’s next generation 360-camera. During the year ended December 31, 2024, revenue declined 20.3% from the prior year period which resulted in operating losses of $135.0 million and operating cash outflows of $125.1 million, including the payment of $12.6 million related to 2024 restructuring plans. As of December 31, 2024, the Company had $102.8 million in cash and cash equivalents and an accumulated deficit of $681.6 million. The 2025 Notes with an outstanding principal of $93.8 million matures on November 15, 2025, unless earlier repurchased or converted at the option of the holder into shares of Class A common stock under certain circumstances. The Company also had $44.8 million available to draw from its 2021 Credit Agreement as of December 31, 2024 and in the ordinary course of business, has drawn $25.0 million in February 2025.
The Company has considered and assessed its ability to continue as a going concern for at least 12 months from the issuance of these audited consolidated financial statements. The Company’s assessment included the preparation of a cash flow forecast taking into account the restructuring actions already implemented in 2024. The Company considered additional actions within its control that it would implement, if necessary, to maintain liquidity and operations in the ordinary course of business including payment of the 2025 Notes upon maturity. The 2025

GoPro, Inc.
Notes to Consolidated Financial Statements
operational plan is structured to i) realize the savings in wages and benefits from the headcount reductions as part of the 2024 restructuring plans; ii) lower research and development costs from the completion of a next generation system-on-chip and rationalized product roadmap, and the reduction of sales and marketing expenses to a reduced level consistent with the business size; and iii) effectively manage working capital, specifically the Company’s intention to manage inventory levels to better align with its current run rates and seasonality of the business, and the Company’s intention to continue to effectively manage the collection of accounts receivables.
The Company estimates such actions will be sufficient to allow it to maintain liquidity and operations in the ordinary course, including payment of the 2025 Notes upon maturity on November 15, 2025, for at least 12 months from the issuance of these consolidated financial statements. While the Company estimates such actions will be sufficient to allow it to maintain liquidity and operations in the ordinary course for at least 12 months from the issuance of these consolidated financial statements, there can be no assurance the Company will generate sufficient future cash from operations. Factors that can impact the Company’s future cash generation include, but are not limited to, further inflation, rising interest rates, ongoing recessionary conditions or continued competition. If the Company is not successful in maintaining demand for its products or if macroeconomic conditions further constrain consumer demand, the Company may continue to experience adverse impacts to revenue and profitability. Additional actions within the Company’s control to maintain liquidity and operations include further reducing discretionary spending in all areas of the business and further headcount restructuring actions. In addition, the Company may need additional financing to execute on its current or future business strategy, and additional financing may not be available or on terms favorable to the Company.
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
Accounts receivable. Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, age of the accounts receivable balances, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. The allowance for doubtful accounts as of December 31, 2024 and 2023, was zero and $0.5 million, respectively.
Inventory. Inventory consists of finished goods and component parts, which are purchased directly from contract manufacturers or from suppliers. Inventory is stated at the lower of cost or net realizable value on a first-in, first-out basis. The Company writes down its inventory for estimated obsolescence or excess inventory equal to the difference between the cost of inventory and estimated market value plus the estimated cost to sell. The Company’s assessment of market value is based upon assumptions around market conditions and estimated future demand for its hardware products within a specified time horizon, generally 12 months, hardware product life cycle status, hardware product development plans and current sales levels. Adjustments to reduce inventory to net realizable value are recognized in cost of revenue.
Point of purchase (POP) displays. The Company provides retailers with POP displays, generally free of charge, in order to facilitate the marketing of the Company’s hardware and software products within retail stores. The POP displays contain a display that broadcasts video images taken by GoPro cameras along with product placement available for cameras and accessories. POP display costs are capitalized as long-term assets and charged to sales and marketing expense over the 36 month expected period of benefit. Cash outflows and amortization related to POP displays are classified as operating activities in the Consolidated Statement of Cash Flows.

GoPro, Inc.
Notes to Consolidated Financial Statements
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
Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of future lease payments. The Company determines its incremental borrowing rate based on the approximate rate at which the Company would borrow, on a secured basis, to calculate the present value of future lease payments. Lease expenses are recognized on a straight-line basis over the lease term. Certain leases include an option to renew with terms that can extend the lease term from one to nine years. The exercise of a lease renewal option is at the Company’s sole discretion and is included in the lease term when the Company is reasonably certain it will exercise the option.
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
Impairment of goodwill and long-lived assets. The Company performs an annual assessment of its goodwill during the fourth quarter of each calendar year or more frequently if indicators of potential impairment exist, such as an adverse change in business climate, declines in market capitalization or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of its single reporting unit is less than its’ carrying value. If the Company determines that it is more likely than not that the fair value of its single reporting unit is less than the carrying value, the Company measures the amount of impairment as the amount of the carrying value of its single reporting unit exceeds the fair value, up to the carrying value of goodwill, by using a discounted cash flow method and market approach method.
Although the Company’s market capitalization further declined in the fourth quarter of 2024, the Company does not believe that it is more likely than not that the fair value of its single reporting unit is less than the carrying value. Using the market capitalization approach, which the Company expects would be similar to the discounted

GoPro, Inc.
Notes to Consolidated Financial Statements
cash flow method, the fair value of the single reporting unit is estimated based on the trading price of the Company’s stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business. As of December 31, 2024, the market capitalization exceeded the carrying value of the single reporting unit by 10% which was not adjusted for an acquisition control premium. The acquisition control premium would further increase the percentage by which the estimated fair value of the Company’s single reporting unit would exceed the carrying value.
The estimated fair value of the Company’s single reporting unit is sensitive to the volatility in the Company’s stock price. For example, a 5% decrease in the Company’s December 31, 2024 stock price would result in its market capitalization exceeding the carrying value of its single reporting unit by 6%, which is not adjusted for an acquisition control premium. If the Company's market capitalization continues to decline or future performance falls below the Company’s current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on the Company’s business, financial condition, and results of operations in the reporting period in which a charge would be necessary. The Company is required to perform impairment tests when it is more likely than not that the fair value of the reporting unit is less than the carrying value. Given current market conditions and the fact that market capitalization is a key component, the Company will continue to monitor its forecasts and market capitalization to determine if a quantitative test is necessary prior to the next annual assessment.
Long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. The Company recorded a $3.3 million right-of-use asset impairment in 2024 related to its headquarters campus as described further in Note 12 Restructuring charges. The Company used the following significant assumption to determine the impairment charge: discount rate based on the weighted-average cost of capital. The Company did not record any impairment charges in 2023 or 2022.
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
Convertible Senior Notes. In November 2020, the Company issued $143.8 million aggregate principal amount of 1.25% Convertible Senior Notes due November 15, 2025 (2025 Notes). In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes. This partial extinguishment of the 2025 Notes resulted in a gain of $3.1 million recognized in the fourth quarter of 2023. See Note 5 Financing arrangements for additional details.
The Company accounts for its 2025 Notes in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company’s 2025 Notes have a net settlement feature and may be settled wholly or partially in cash upon conversion. Therefore, the Company calculates the potential dilutive effect of its 2025 Notes under the if-converted method. The Company classifies its 2025 Notes as debt. Debt issuance costs are also classified as debt and amortized as interest expense.
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
The Company recognizes revenue from its sales arrangements when control of the promised goods or services are transferred to its customers, in an amount that reflects the amount of consideration expected to be received in exchange for the transferred goods or services. For the sale of hardware products, including related firmware and free software solutions, revenue is recognized when transfer of control occurs at a point in time, which generally is at the time the hardware product is shipped and collection is considered probable. For customers who purchase hardware products directly from GoPro.com, the Company retains a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. For PCS, revenue is recognized ratably over 24 months, which represents the estimated period PCS is expected to be provided based on historical experience.
The Company’s subscription and service revenue is recognized primarily from its Premium+, Premium, and Quik subscription offerings and is recognized ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue. The Company launched its Premium+ subscription in February 2024, which includes cloud storage up to 500 gigabytes (GB) of non-GoPro content, access to GoPro’s HyperSmooth Pro video stabilization software, and the features included in the Premium subscription. The Company’s Premium subscription offers a range of services, including unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 25 GB of non-GoPro content, highlight videos automatically delivered via the Company’s mobile app when GoPro camera footage is uploaded to a GoPro cloud account using Auto Upload, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, gear, mounts, and accessories. The Company also offers the Quik subscription that provides access to a suite of simple single-clip and multi-clip editing tools. Subscription and service revenue was $107.0 million, or 13.3% of total revenue for the year ended December 31, 2024. Subscription and service revenue as a percentage of 2023 and 2022 annual revenue was below 10%.
For the Company’s camera sale arrangements with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells its hardware products, and subscription and service. If a standalone selling price is not directly observable, then the Company estimates the standalone selling prices considering market conditions and entity-specific factors. For example, the standalone selling price for PCS is determined based on a cost-plus approach, which incorporates the level of support provided to customers, estimated costs to provide such support, and the amount of time and costs that are allocated to efforts to develop the undelivered elements.
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
Deferred revenue as of December 31, 2024 and 2023, includes amounts related to the Company’s subscriptions and PCS. The Company’s short-term and long-term deferred revenue balances totaled $58.3 million and $59.1 million as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024 and 2023, the Company recognized $55.8 million and $57.2 million of revenue that was included in the deferred revenue balance of December 31, 2023 and 2022, respectively.

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
Advertising costs. Advertising costs consist of costs associated with print, television, and e-commerce media advertisements and are expensed as incurred. The Company incurs promotional expenses resulting from payments under event, resort, and athlete sponsorship contracts. These sponsorship arrangements are considered to be executory contracts and, as such, the costs are expensed as performance under the contract is received. The costs associated with the preparation of sponsorship activities, including the supply of GoPro hardware products, media team support, and activation fees are expensed as incurred. Prepayments made under sponsorship agreements are included in prepaid expenses or other long-term assets depending on the period to which the prepayment applies. Advertising costs were $33.3 million, $44.1 million, and $40.8 million in 2024, 2023, and 2022, respectively.
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
Segment information. The Company operates as one operating segment as it only reports financial information on an aggregated and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker (CODM). The CODM assesses performance of the Company’s one operating segment and decides how to allocate resources based on net income (loss), which is also reported on the Consolidated Statements of Operations as net income (loss). The CODM regularly compares net income (loss) against forecast

GoPro, Inc.
Notes to Consolidated Financial Statements
and prior periods when deciding which areas of the business to allocate resources. The significant expense categories within net income (loss) that the CODM regularly reviews are cost of revenue and operating expenses, which consists of three main subcategories: research and development, sales and marketing, and general and administrative. All significant expense categories and subcategories are reported on the Consolidated Statements of Operations. Other items included in net income (loss) but are excluded from the significant expense categories include interest expense, other income (expense), net, and income tax expense (benefit), all of which are also reported on the Consolidated Statements of Operations. Interest income, which is included in other income (expense), net was $4.7 million, $9.9 million and $3.1 million in the year ended December 31, 2024, 2023 and 2022, respectively.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
Recent accounting standards.

Standard	Description	Effect on the consolidated financial statements or other significant matters
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
Standards not yet adopted
Income Taxes (Topic 740): Improvements to Income Tax Disclosures ASU No. 2023-09
This standard requires reporting companies to break out income tax expense and a tax rate reconciliation in more detail. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard requires prospective transition with the option to apply retrospectively.
The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures.
Income Statement Reporting - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ASU No. 2024-03	This new guidance is designed to improve financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, including amounts and qualitative descriptions of inventory purchases, employee compensation, depreciation and intangible asset amortization, among other requirements. This standard is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption is permitted. The standard should be applied prospectively, however retrospective application is permitted.	The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures.
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
Goodwill is primarily attributable to expected synergies in the technologies that can be leveraged by the Company in future product offerings. The operating results of the acquired entity have been included in the Company’s consolidated financial statements from the date of acquisition. Actual and pro forma results of operations for this acquisition have not been presented because they did not have a material impact to the Company’s consolidated results of operations.

GoPro, Inc.
Notes to Consolidated Financial Statements
3. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	December 31, 2024			December 31, 2023
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$42,436	$—	$42,436	$152,760	$—	$152,760
Total cash equivalents	$42,436	$—	$42,436	$152,760	$—	$152,760
Marketable securities:
U.S. treasury securities	$—	$—	$—	$—	$7,962	$7,962
Commercial paper	—	—	—	—	7,942	7,942
Corporate debt securities	—	—	—	—	3,978	3,978
Government securities	—	—	—	—	3,985	3,985
Total marketable securities	$—	$—	$—	$—	$23,867	$23,867
(1)    Included in cash and cash equivalents in the accompanying Consolidated Balance Sheets. Cash balances were $60.4 million and $69.9 million as of December 31, 2024 and 2023, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. Marketable securities are classified as Level 2 because the Company uses alternative pricing sources and models utilizing market observable inputs to determine their fair value. The Company held no marketable securities as of December 31, 2024, and the contractual maturities of available-for-sale marketable securities as of December 31, 2023 were all less than one year in duration. As of December 31, 2024 and 2023, the Company had no financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
As of December 31, 2024 and 2023, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 5 Financing arrangements). In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes. The calculated fair value of the 2025 Notes was $82.5 million and $82.3 million as of December 31, 2024 and 2023, respectively. The estimated fair value of the 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, intangible assets, and operating lease right-of-use assets, in connection with periodic evaluations for potential impairment. In 2024, the fair value of the Company’s operating lease right-of-use asset related to its headquarters campus was determined based on unobservable (Level 3) inputs, as discussed in Note 12 Restructuring charges.

GoPro, Inc.
Notes to Consolidated Financial Statements
4. Consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	December 31, 2024	December 31, 2023
Components	$19,407	$20,311
Finished goods	101,309	85,955
Total inventory	$120,716	$106,266
Property and equipment, net

(in thousands)	Useful life (in years)	December 31, 2024	December 31, 2023
Leasehold improvements	1–9	$23,996	$23,818
Production, engineering, and other equipment	4	38,018	38,574
Tooling	1–2	6,810	5,678
Computers and software	2	12,574	13,896
Furniture and office equipment	3	3,763	4,575
Tradeshow equipment and other	2–5	1,424	1,502
Construction in progress		156	83
Gross property and equipment		86,741	88,126
Less: Accumulated depreciation and amortization		(78,045)	(79,440)
Property and equipment, net		$8,696	$8,686
Depreciation expense was $4.9 million, $6.2 million, and $8.5 million in 2024, 2023, and 2022, respectively. In 2022, the Company recorded accelerated depreciation charges in connection with its plans to vacate certain manufacturing facilities as disclosed in Note 12 Restructuring charges.
Other long-term assets

(in thousands)	December 31, 2024	December 31, 2023
Point of purchase (POP) displays	$14,715	$6,254
Deposits and other	7,550	8,233
Intangible assets, net	5,953	15
Long-term deferred tax assets	765	296,984
Other long-term assets	$28,983	$311,486
Amortization expense for POP displays was $5.1 million, $2.0 million, and $2.1 million in 2024, 2023, and 2022, respectively. Expenditures for POP displays was $13.6 million, $6.5 million, and $1.5 million in 2024, 2023, and 2022, respectively.
Intangible assets

	Useful life (in months)	December 31, 2024
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(52,628)	$5,938
Domain name		15	—	15
Total intangible assets		$58,581	$(52,628)	$5,953

GoPro, Inc.
Notes to Consolidated Financial Statements

	Useful life (in months)	December 31, 2023
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$51,066	$(51,066)	$—
Domain name		15	—	15
Total intangible assets		$51,081	$(51,066)	$15
The gross carrying value of purchased technology increased $7.5 million from December 31, 2023 as a result of the acquisition of Forcite Helmet Systems in February 2024 (see Note 2 Business Acquisitions). Amortization expense was $1.6 million, zero, and $0.1 million in 2024, 2023, and 2022, respectively.
As of December 31, 2024, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2025	$1,875
2026	1,875
2027	1,875
2028	313
2029	—
$5,938
Accrued expenses and other current liabilities

(in thousands)	December 31, 2024	December 31, 2023
Accrued sales incentives	$53,997	$42,752
Accrued liabilities	26,060	21,214
Employee related liabilities (1)	7,401	18,969
Warranty liabilities	5,930	8,270
Return liability	4,913	6,389
Inventory received	2,010	1,745
Customer deposits	2,694	1,933
Purchase order commitments	1,504	899
Other	6,260	7,878
Accrued expenses and other current liabilities	$110,769	$110,049
(1)    See Note 12 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Year ended December 31,
(in thousands)	2024	2023	2022
Beginning balance	$8,759	$8,319	$8,842
Charged to cost of revenue	10,822	19,724	18,573
Settlement of warranty claims	(13,374)	(19,284)	(19,096)
Warranty liability	$6,207	$8,759	$8,319

GoPro, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024 and 2023, $5.9 million and $8.3 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.3 million and $0.5 million, respectively, was recorded as a component of other long-term liabilities.

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
The 2021 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants. The negative covenants include restrictions on the occurrence of liens and indebtedness, certain investments, dividends, stock repurchases, and other matters, all subject to certain exceptions. In addition, the Company is required to maintain Liquidity (the sum of unused availability under the credit facility and the Company’s Qualified Cash) of at least $55.0 million (of which at least $40.0 million shall be attributable to Qualified Cash), or, if the borrowing base is then in effect, minimum unused availability under the credit facility of at least $10.0 million. The 2021 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments and change of control. Upon an event of default, the lender may, subject to customary cure rights, require the immediate payment of all amounts outstanding.
As of December 31, 2024, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement. There is an outstanding letter of credit under the 2021 Credit Agreement of $5.2 million for certain duty-related requirements which was not collateralized by any cash on hand. As of December 31, 2024, the Company could borrow up to $44.8 million under the 2021 Credit Agreement. In February 2025, the Company drew $25.0 million on its 2021 Credit Facility.
2025 Convertible Notes
In November 2020, the Company issued $143.8 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 (the 2025 Notes). In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes in exchange for $46.3 million cash through a single, privately negotiated transaction. The repurchase was accounted for as a debt extinguishment. The carrying value of the portion of the 2025 Notes repurchased was $49.4 million, and the Company recognized a gain on the debt extinguishment of

GoPro, Inc.
Notes to Consolidated Financial Statements
$3.1 million, which was recorded in the fourth quarter of 2023 within other income (expense), net, on the Company’s Consolidated Statements of Operations.
As of December 31, 2024 and 2023, the outstanding principal on the 2025 Notes was $93.8 million and $93.8 million, respectively, the unamortized debt issuance cost was $0.6 million and $1.2 million, respectively, and the net carrying amount of the liability was $93.2 million and $92.6 million, respectively, which was recorded as short-term debt and long-term debt, respectively, within the Consolidated Balance Sheets. For the year ended December 31, 2024, 2023 and 2022, the Company recorded interest expense of $1.2 million, $1.7 million and $1.8 million respectively, for contractual coupon interest, and $0.6 million, $0.9 million and $1.0 million respectively, for amortization of debt issuance costs. As of December 31, 2024, and 2023, the effective interest rate, which is calculated as the contractual interest rate adjusted for the debt issuance costs, was 1.9% and 2.8%, respectively.
The remaining 2025 Notes are senior, unsecured obligations of the Company and mature on November 15, 2025, unless earlier repurchased or converted by the holder into shares of Class A common stock under certain circumstances. Prior to August 15, 2025, the 2025 Notes are convertible at the option of the holder, at an initial conversion rate of 107.1984 shares of Class A common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $9.3285 per share of common stock, subject to adjustment. Conversion will be settled in cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election. If the Company does not elect to settle conversion of the 2025 Notes into cash, shares of the Company’s Class A common stock, or a combination thereof before August 15, 2025, the Company will be deemed to have elected to settle conversion of the 2025 Notes in a combination of cash and shares of the Company’s Class A common stock. The Company pays interest on the 2025 Notes semi-annually in arrears on May 15 and November 15 of each year.
The Company may redeem all or any portion of the 2025 Notes for cash if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice, at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed, plus accrued interest and unpaid interest to, but excluding the redemption date. No sinking fund is provided for the 2025 Notes. The indenture includes customary terms and covenants, including certain events of default after which the 2025 Notes may be due and payable immediately.
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
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be

GoPro, Inc.
Notes to Consolidated Financial Statements
repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the year ended December 31, 2024, the conditions allowing holders of the 2025 Notes to convert were not met.
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

6. Stockholders’ equity
Common stock. The Company has two classes of authorized common stock: Class A common stock with 500 million shares authorized and Class B common stock with 150 million shares authorized. As of December 31, 2024, 129.2 million shares of Class A stock were issued and outstanding and 26.3 million shares of Class B stock were issued and outstanding. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting power and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock is also convertible into Class A common stock on the same basis upon any transfer, whether or not for value, except for “permitted transfers” as defined in the Company’s restated certificate of incorporation. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding. As of December 31, 2024, the Class B stock continued to represent greater than 10% of the overall outstanding shares.
The Company had the following shares of common stock reserved for issuance upon the exercise of equity instruments as of December 31, 2024:

(in thousands)	December 31, 2024
Stock options outstanding	2,327
Restricted stock units outstanding	11,243
Performance stock units outstanding	1,817
Common stock available for future grants	24,835
Total common stock shares reserved for issuance	40,222

GoPro, Inc.
Notes to Consolidated Financial Statements
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
As of December 31, 2024, the remaining amount of share repurchases under the program was $60.4 million. The following table summarizes share repurchases during the year ended December 31, 2024 and 2023.

	Year ended December 31,
(in thousands, except per share data)	2024	2023
Shares repurchased	—	9,931
Average price per share	$—	$4.03
Value of shares repurchased	$—	$40,000

7. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from four of its five stock-based employee compensation plans: the 2024 Equity Incentive Plan (2024 Plan), the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan), and the 2024 Employee Stock Purchase Plan (2024 ESPP). The 2024 Plan serves as a successor to the 2014 Plan and the 2014 Plan served as successor to the 2010 Plan. The effective date of both the 2024 Plan and the 2024 ESPP was February 15, 2024. The 2014 Plan and the 2014 Employee Stock Purchase Plan (2014 ESPP) each expired on February 15, 2024. The 2014 ESPP plan’s final purchase was on February 15, 2024, and no remaining purchase rights are accrued under this plan. Awards granted under the 2010 and 2014 Plans will continue to be subject to the terms and provisions of the 2010 and 2014 Plans.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
Employee retirement plan. The Company has a defined contribution retirement plan covering the United States and other international full-time employees that provides for voluntary employee contributions from 1% to 100% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. In certain locations, the Company makes contributions to employee defined contribution plans, these contributions were $1.2 million, $0.9 million, and $0.8 million in 2024, 2023, and 2022, respectively.
Stock options
A summary of the Company’s stock option activity for the year ended December 31, 2024 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2023	2,684	$8.43	5.08	$—
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(357)	14.96
Outstanding at December 31, 2024	2,327	$7.43	4.59	$—

Vested and expected to vest at December 31, 2024	2,327	$7.43	4.59	$—
Exercisable at December 31, 2024	2,099	$7.65	4.20	$—
The weighted-average grant date fair value of all options granted was zero, $2.14, and $5.05 per share in 2024, 2023, and 2022, respectively. The total fair value of all options vested was $0.8 million, $1.4 million, and $1.5 million in 2024, 2023, and 2022, respectively. The aggregate intrinsic value of the stock options outstanding as of December 31, 2024 represents the value of the Company’s closing stock price on December 31, 2024 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the year ended December 31, 2024 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2023	11,494	$5.94
Granted	8,432	1.76
Vested	(5,290)	5.79
Forfeited	(3,393)	4.27
Non-vested shares at December 31, 2024	11,243	$3.38
The weighted-average grant date fair value of all RSUs granted was $1.76, $5.13, and $7.68 per share in 2024, 2023, and 2022, respectively. The total fair value of all RSUs vested was $30.6 million, $34.5 million, and $30.8 million in 2024, 2023, and 2022, respectively.

GoPro, Inc.
Notes to Consolidated Financial Statements
Performance stock units
A summary of the Company’s PSU activity for the year ended December 31, 2024 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2023	829	$6.40
Granted	1,531	1.70
Vested	(531)	6.59
Forfeited	(1,543)	1.73
Non-vested shares at December 31, 2024	286	$6.06
The weighted-average grant date fair value of all PSUs granted was $1.70, $5.79, and $8.70 per share in 2024, 2023, and 2022, respectively. The total fair value of all PSUs vested was $3.5 million, $3.7 million, and $4.8 million in 2024, 2023, and 2022, respectively.
Employee stock purchase plan. For 2024, 2023, and 2022 the Company issued 1.4 million, 0.9 million, and 0.7 million shares under its employee stock purchase plans, respectively, at weighted-average prices of $1.56, $4.10, and $6.72 per share, respectively.
Fair value disclosures. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. The Company recognizes compensation expense for PSUs when it is probable that the vesting conditions will be met. The fair value of stock options granted and purchases under the Company’s ESPP are estimated using the Black-Scholes option pricing model. The expected term of stock options granted was estimated based on the simplified method. The expected stock price volatility was estimated by taking the Company’s average historical volatility. The risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term. The dividend yield was zero as the Company does not have any history of, nor plans to make, dividend payments.
The fair value of stock options granted was estimated as of the grant date using the following assumptions in 2023 and 2022. The Company did not grant any options in 2024.

	Year ended December 31,
	2023	2022
Volatility	59%-60%	60%-62%
Expected term (years)	6.10	6.10
Risk-free interest rate	3.5%-4.5%	2.0%-3.9%
Dividend yield	—%	—%
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year ended December 31,
	2024	2023	2022
Volatility	57%-59%	39%-42%	39%-55%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	5.0%-5.3%	5.0%-5.6%	0.7%-3.1%
Dividend yield	—%	—%	—%
Stock-based compensation expense. The following table summarizes stock-based compensation expense included in the Consolidated Statements of Operations:

GoPro, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
(in thousands)	2024	2023	2022
Cost of revenue	$1,343	$1,955	$1,805
Research and development	14,411	19,062	17,221
Sales and marketing	5,804	8,736	8,173
General and administrative	7,574	11,726	11,792
Total stock-based compensation expense	$29,132	$41,479	$38,991
There was no income tax benefit related to stock-based compensation expense for the year ended December 31, 2024 due to a full valuation allowance on the Company’s United States net deferred tax assets. The income tax benefit related to stock-based compensation expense was $9.3 million and $8.6 million for the year ended December 31, 2023 and 2022, respectively. See Note 9, Income taxes, for additional details.
As of December 31, 2024, total unearned stock-based compensation of $28.9 million related to stock options, RSUs, PSUs, and ESPP shares is expected to be recognized over a weighted-average period of 2.02 years.

8. Net income (loss) per share
The following table presents the calculations of basic and diluted net income (loss) per share:

	Year ended December 31,
(in thousands, except per share data)	2024	2023	2022
Numerator:
Net income (loss) - Basic	$(432,311)	$(53,183)	$28,847
Interest on convertible notes, income tax effected	—	—	3,055
Net income (loss) - Diluted	$(432,311)	$(53,183)	$31,902

Denominator:
Weighted-average common shares - basic for Class A and Class B common stock	153,113	153,348	156,181
Effect of dilutive securities	—	—	22,098
Weighted-average common shares - diluted for Class A and Class B common stock	153,113	153,348	178,279

Net income (loss) per share
Basic	$(2.82)	$(0.35)	$0.18
Diluted	$(2.82)	$(0.35)	$0.18
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
(in thousands)	2024	2023	2022
Stock-based awards	16,207	15,839	7,495
Shares related to convertible senior notes	10,050	14,808	—
Total anti-dilutive securities	26,257	30,647	7,495
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share adjusts the basic net income per share and

GoPro, Inc.
Notes to Consolidated Financial Statements
the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of the Company’s ESPP and stock awards, using the treasury stock method. The Company calculated the potential dilutive effect of its 2025 Notes under the if-converted method. Under the if-converted method, diluted net income per share was determined by assuming all of the outstanding 2025 Notes were converted into shares of the Company’s Class A common stock at the beginning of the reporting period. In addition, in periods of net income, interest charges on the 2025 Notes, which includes both coupon interest and amortization of debt issuance costs, were added back to net income on an after-tax effected basis.
The 2025 Notes will mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 5 Financing arrangements. Prior to August 15, 2025, the 2025 Notes are convertible at the option of the holder, at an initial conversion rate of 107.1984 shares of Class A common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $9.3285 per share of common stock, subject to adjustment. Conversion will be settled in cash, shares of the Company’s Class A common stock, or a combination thereof, at the Company’s election.
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

9. Income taxes
Income (loss) before income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2024	2023	2022
United States	$(142,195)	$(79,514)	$26,215
Foreign	9,106	11,781	8,238
Income (loss) before income taxes	$(133,089)	$(67,733)	$34,453
Income tax expense (benefit) consisted of the following:

	Year ended December 31,
(in thousands)	2024	2023	2022
Current
Federal	$1	$3	$2
State	(28)	162	818
Foreign	2,478	3,176	2,076
Total current	2,451	3,341	2,896
Deferred
Federal	222,087	(14,018)	5,039
State	74,886	(3,828)	(2,312)
Foreign	(202)	(45)	(17)
Total deferred	296,771	(17,891)	2,710
Income tax expense (benefit)	$299,222	$(14,550)	$5,606

GoPro, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2024		2023		2022
(dollars in thousands)	$	%	$	%	$	%
Reconciliation to statutory rate
Tax at federal statutory rate	$(27,949)	21.0%	$(14,224)	21.0%	$7,234	21.0%
Impact of foreign operations	2,254	(1.7)	2,969	(4.4)	1,572	4.6
Stock-based compensation	5,629	(4.2)	3,434	(5.1)	(1,192)	(3.5)
Nondeductible items	363	(0.3)	557	(0.8)	1,805	5.2
Change in valuation allowance	327,367	(246.0)	—	—	—	—
State income taxes, net of federal benefit	(2,893)	2.2	(1,560)	2.3	1,189	3.5
Tax credits	(5,366)	4.0	(5,474)	8.1	(5,222)	(15.1)
Other	(183)	0.2	(252)	0.4	220	0.6
Income tax expense (benefit) at effective tax rate	$299,222	(224.8)%	$(14,550)	21.5%	$5,606	16.3%
The negative effective tax rate of 224.8% for 2024, primarily resulted from the establishment and the current year change in the valuation allowance on the United States federal and state net deferred tax assets, partially offset by a tax benefit on a pre-tax net loss, and the release of a portion of uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions. The effective tax rate of 21.5% for 2023, primarily resulted from a tax benefit on pre-tax book loss, and federal and California research and development credits, partially offset by the nondeductible equity tax expense from stock-based compensation and the impact of foreign operations, net of the release of a portion of uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

GoPro, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
(in thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$110,724	$109,059
Tax credit carryforwards	101,895	96,610
Stock-based compensation	4,531	5,966
Allowance for returns	1,706	1,823
Intangible assets	1,873	2,727
Depreciation and amortization	1,177	988
Operating lease liabilities	6,784	8,326
Capitalized research and development costs	80,310	55,266
Accruals and reserves	21,944	20,540
Total deferred tax assets	330,944	301,305
Valuation allowance	(327,367)	—
Net deferred tax assets, net of valuation allowance	$3,577	$301,305

Deferred tax liabilities:
Operating lease right-of-use assets	$(3,424)	$(4,321)
Total deferred tax liabilities	(3,424)	(4,321)
Net deferred tax assets	$153	$296,984
Each quarter, the Company assesses the realizability of its existing deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize its deferred tax assets. In the assessment for the period ended March 31, 2024, the Company concluded based on the introduction of negative evidence resulting from developments in the first quarter of 2024, such as increased and accelerated costs associated with the Company’s future product strategy and roadmap, an increased competitive environment, integration and product development costs related to the acquisition of Forcite Helmet Systems, restructuring costs and other negative factors, that it was more likely than not that its United States federal and state deferred tax assets would not be realizable. Therefore, in the period ended March 31, 2024, after consideration of the Company’s deferred tax liabilities and recent developments, the Company provided a valuation allowance of $294.9 million on United States federal and state deferred tax assets. That determination was also based, in part, on the Company’s revised expectation that its projections of pre-tax losses in 2024 and future years will cause the Company to be in a cumulative GAAP loss for ASC Topic 740 purposes in 2024 and forward. In the assessment for the period ended December 31, 2024, the Company concluded that it remains more likely than not that the Company will not be able to realize its deferred tax assets. As of December 31, 2024, the total valuation allowance on United States federal and state net deferred tax assets was $327.4 million. The Company will continue to monitor its future financial results, expected projections and their potential impact on the Company’s assessment regarding the recoverability of its deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded. The Company’s foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that the Company’s foreign deferred tax assets will be realized and thus, a valuation allowance is not required on its foreign deferred tax assets.
As of December 31, 2024, the Company’s federal, California, and other state net operating loss carryforwards for income tax purposes were $396.6 million, $254.6 million, and $182.8 million, net of reserves, respectively. Also, the Company’s federal and California state tax credit carryforwards were $57.2 million and $56.6 million, net of reserves, respectively. If not utilized, federal net operating losses that arose before 2018 and California loss carryforwards will begin to expire from 2035 to 2044, while federal credit and other state loss carryforwards will begin to expire primarily from 2025 to 2044. Federal net operating losses that arose after 2017 and all California tax credits will be carried forward indefinitely.

GoPro, Inc.
Notes to Consolidated Financial Statements
Uncertain income tax positions. The Company had gross unrecognized tax benefits of $27.0 million, $25.8 million, and $23.4 million, as of December 31, 2024, 2023, and 2022, respectively. For fiscal year 2024, 2023, and 2022, total unrecognized income tax benefits were $11.6 million, $10.9 million, and $9.8 million, respectively, and if recognized, would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward.
The Company conducts business globally and as a result, files income tax returns in the United States and foreign jurisdictions. The Company’s unrecognized tax benefits relate primarily to unresolved matters with taxing authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, the Company believes that its reserves reflect the more likely outcome. The Company believes, due to statute of limitations expiration, that within the next 12 months, it is possible that up to $2.9 million of uncertain tax positions could be released resulting in a tax benefit. It is also reasonably possible that additional uncertain tax positions will be added. It is not reasonably possible at this time to quantify the net effect.
A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits are as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Balance at January 1	$25,836	$23,414	$21,330
Increase related to current year tax positions	4,665	4,948	2,543
Decrease related to prior year tax positions	(3,482)	(2,526)	(459)
Balance at December 31	$27,019	$25,836	$23,414
The Company’s policy is to account for interest and penalties related to income tax liabilities within the provision for income taxes. The balances of accrued interest and penalties recorded in the balance sheets and provision were not material for any period presented.
The Company files income tax returns in the United States and in foreign jurisdictions. As of December 31, 2024, the Company continues to assert indefinite reinvestment to the extent of any foreign withholding taxes on the undistributed earnings related to these foreign branches. Any foreign withholding tax on these earnings is deemed not to be material.
10. Commitments, contingencies, and guarantees
Facility leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2033.
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Operating lease cost (1)	$10,262	$11,045	$11,060
Sublease income	(2,817)	(2,281)	(2,907)
Right-of-use asset impairment cost	3,276	—	—
Net lease cost	$10,721	$8,764	$8,153
(1)    Operating lease costs include immaterial variable lease costs and amounts related to restructuring charges, which are discussed in Note 12 Restructuring charges.

Supplemental cash flow information related to leases was as follows:

GoPro, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
(in thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$13,737	$12,217	$14,595
Right-of-use assets obtained in exchange for operating lease liabilities	4,801	3,943	1,221
Operating lease modification to decrease right-of-use assets	—	—	(232)

Supplemental balance sheet information related to leases was as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years) - operating leases	3.10	3.05
Weighted-average discount rate - operating leases	6.3%	6.2%

As of December 31, 2024, maturities of operating lease liabilities were as follows:

(in thousands)	December 31, 2024
2025	$12,472
2026	13,270
2027	2,148
2028	811
2029	864
Thereafter	2,918
Total lease payments	32,483
Less: Imputed interest	(3,480)
Present value of lease liabilities	$29,003
Other commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of December 31, 2024, future commitments were as follows:

(in thousands)	Total	2025	2026	2027	2028	2029	Thereafter
Other contractual commitments	$124,420	$60,665	$47,081	$16,674	$—	$—	$—
Long-term debt (1)	94,922	94,922	—	—	—	—	—
Total contractual cash obligations	$219,342	$155,587	$47,081	$16,674	$—	$—	$—
(1)    The Company's convertible senior note is due in November 2025. The balances include accrued and unpaid interest as of December 31, 2024. Refer to Note 5 Financing arrangements.
Legal proceedings and investigations. Since 2015, Contour IP Holdings LLC (CIPH) and related entities have filed lawsuits in various federal district courts alleging, among other things, patent infringement in relation to certain GoPro products. Following litigation in federal courts and the United States Patent and Trademark Office, CIPH’s patents were ruled invalid in March 2022. Judgment was then entered in favor of the Company and against CIPH. CIPH later appealed to the Federal Circuit. In September 2024, the Federal Circuit panel reversed the district court ruling. On October 9, 2024, GoPro filed a petition for rehearing of the panel’s decision which was denied on November 14, 2024. On remand, the district court set a trial date for September 2025 and indicated the court would rule on dispositive motions after a hearing on February 12, 2025. In advance of the hearing, on

GoPro, Inc.
Notes to Consolidated Financial Statements
February 11, 2025, the court issued a tentative ruling granting and denying certain motions made by both Company and CIPH. A formal ruling is expected in due course.
On March 29, 2024, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Arashi Vision Inc., d/b/a Insta360, and Arashi Vision (U.S.) LLC, d/b/a Insta360, and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc., d/b/a Insta360, and Arashi Vision (U.S.) LLC, d/b/a Insta360. The complaint and lawsuit each allege infringement of certain GoPro patents related to the Company’s cameras and digital imaging technology. Insta360 has filed inter partes review (IPR) petitions seeking to challenge the validity of the GoPro patents asserted against Insta360, some of which have been instituted by the Patent Trial and Appeal Board. Insta360 has also filed three patent infringement actions against the Company in China (Jiangsu High Court, Changsha Intermediate Court IP Tribunal, and Shenzhen Intermediate People’s Court), which the Company believes lacks merit and intends to defend against. The ITC held a hearing on GoPro’s complaint in January 2025, and the Company anticipates an initial ruling in May 2025.
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of December 31, 2024, the Company has not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

11. Concentrations of risk and geographic information
Concentration of risk. Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents, marketable securities, accounts receivable, and derivative instruments, including the Capped Calls associated with the 2025 Notes. The Company places cash and cash equivalents with high-credit-quality financial institutions; however, the Company maintains cash balances in excess of the FDIC insurance limits. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within the Company’s expectations. The Company believes its counterparty credit risk related to its derivative instruments is mitigated by transacting with major financial institutions with high credit ratings.
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	December 31, 2024	December 31, 2023
Customer A	26%	30%
Customer B	*	11%

GoPro, Inc.
Notes to Consolidated Financial Statements
* Less than 10% of net accounts receivable for the periods indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Year ended December 31,
(in thousands)	2024	2023	2022
Accounts receivable sold	$88,357	$103,990	$124,350
Factoring fees	1,287	1,555	1,163
There were no third-party customers who represented 10% or more of the Company’s total revenue in 2024, 2023, or 2022.
Supplier concentration. The Company relies on third parties for the supply and manufacture of its hardware products, some of which are sole-source suppliers. The Company believes that outsourcing manufacturing enables greater scale and flexibility. As demand and product lines change, the Company periodically evaluates the need and advisability of adding manufacturers to support its operations. In instances where a supply and manufacture agreement does not exist or suppliers fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its hardware products to its customers on time, if at all. The Company also relies on third parties with whom it outsources supply chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. In instances where an outsourcing agreement does not exist or these third parties fail to perform their obligations, the Company may be unable to find alternative partners or satisfactorily deliver its hardware products to its customers on time.
Geographic information
Revenue by geographic region, based on ship-to locations, was as follows:

	Year ended December 31,			2024 vs 2023	2023 vs 2022
(in thousands)	2024	2023	2022	% Change	% Change
Americas	$378,934	$469,675	$521,270	(19)%	(10)%
Europe, Middle East and Africa (EMEA)	258,976	290,814	300,870	(11)	(3)
Asia and Pacific (APAC)	163,563	244,970	271,401	(33)	(10)
Total revenue	$801,473	$1,005,459	$1,093,541	(20)%	(8)%
Revenue from the United States, which is included in the Americas geographic region, was $291.3 million, $388.0 million, and $446.0 million for 2024, 2023, and 2022 respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of December 31, 2024 and 2023, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $3.5 million and $1.6 million, respectively.

GoPro, Inc.
Notes to Consolidated Financial Statements
12. Restructuring charges
Restructuring charges for each period were as follows:

	Year ended December 31,
(in thousands)	2024	2023	2022
Cost of revenue	$755	$(90)	$8,090
Research and development	16,585	687	244
Sales and marketing	5,310	130	137
General and administrative	1,762	11	77
Total restructuring charges	$24,412	$738	$8,548
Third quarter 2024 restructuring
In August 2024, the Company approved a restructuring plan (the Original Restructuring Plan) and in October 2024, the Company approved an amended restructuring plan (the Updated Restructuring Plan). In connection with the Original Restructuring Plan and Updated Restructuring Plan, the Company reduced its global workforce by 25% compared to its headcount ending Q2 2024, and recorded restructuring charges of $18.7 million including $12.7 million related to severance and $6.0 million of project cancellation costs.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2023	$—	$—	$—
Restructuring charges	12,681	6,038	18,719
Cash paid	(10,146)	—	(10,146)
Restructuring liability as of December 31, 2024	$2,535	$6,038	$8,573
First quarter 2024 restructuring
In March 2024, the Company approved a restructuring plan to reduce operating costs and drive stronger operating leverage by reducing the Company’s global workforce by approximately 4% and closing certain office space. Under the first quarter 2024 restructuring plan, the Company recorded restructuring charges of $2.3 million related to severance, $3.3 million related to a right-of-use asset impairment upon ceasing the use of part of our headquarters campus and $0.6 million related to office space charges. The right-of-use asset impairment charge was recorded as a restructuring expense, primarily in the operating expense financial statement line items in the Consolidated Statements of Operations. The unused portion of the Company’s headquarters campus has its own identifiable expenses and is not dependent on other parts of the Company, and thus was considered its own asset group. As a result, the Company impaired the carrying value of the related right-of-use asset to its estimated fair value using the discounted cash flows method. The discounted future cash flows were based on a discount rate based on the weighted-average cost of capital. As of December 31, 2024, the Company expects to incur approximately $1.7 million of office space charges associated with the unused portion of our headquarters campus vacated as a result of the first quarter 2024 restructuring plan, which will be incurred over the underlying remaining lease term.

(in thousands)	Severance	ROU Asset Impairment	Other	Total
Restructuring liability as of December 31, 2023	$—	$—	$—	$—
Restructuring charges	2,257	3,276	440	5,973
Cash paid	(1,999)	—	(440)	(2,439)
Non-cash reductions	(227)	(3,276)	—	(3,503)
Restructuring liability as of December 31, 2024	$31	$—	$—	$31
Fourth quarter 2022 restructuring
In December 2022, the Company the Company approved a restructuring plan to reduce camera production-

GoPro, Inc.
Notes to Consolidated Financial Statements
related costs by globally realigning its manufacturing footprint to concentrate production activities in two primary locations: China and Thailand. Under the fourth quarter 2022 restructuring, the Company recorded restructuring charges of $8.1 million including $7.0 million for camera production line closure costs and $1.1 million for related transitional costs to migrate production to the Company’s remaining manufacturing locations. As of December 31, 2023, all restructuring charges related to the fourth quarter 2022 restructuring plan have been paid.

GoPro, Inc.
Notes to Consolidated Financial Statements

Schedule II
GoPro, Inc.
VALUATION AND QUALIFYING ACCOUNTS
For the year ended December 31, 2024, 2023 and 2022

(in thousands)	Balance at Beginning of Year	Charges to Revenue	Charges (Benefits) to Expense	Charges to Other Accounts - Equity	Deductions/Write-offs	Balance at End of Year
Allowance for doubtful accounts receivable:
Year ended December 31, 2024	$450	$—	$(314)	$—	$(125)	$11
Year ended December 31, 2023	390	—	67	—	(7)	450
Year ended December 31, 2022	700	—	(294)	—	(16)	390
Valuation allowance for deferred tax assets:
Year ended December 31, 2024	$—	$—	$327,367	$—	$—	$327,367
Year ended December 31, 2023	—	—	—	—	—	—
Year ended December 31, 2022	—	—	—	—	—	—

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Trading Plans of Directors and Executive Officers
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards.
Set forth below is certain information regarding “Rule 10b5-1 trading arrangements” (Rule 10b5-1 trading plans) or a “non-Rule 10b5-1 trading arrangements” (non-Rule 10b5-1 trading plans), each as defined in Regulation S-K Item 408, adopted by our directors and officers (as defined in Rule 16a-1(f)) during the fourth quarter of fiscal year

2024. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c):

Name	Title	Date Plan was Adopted	Expiration Date	Total Amount of Class A Common Stock to be Sold Under the Plan	Total Amount of Class B Common Stock to be Sold Under the Plan	Total Amount of Class A & B Common Stock to be Sold Under the Plan
Brian McGee	Executive Vice President, Chief Financial Officer and Chief Operating Officer	11/15/2024 (1)	11/15/2025	288,354	—	288,354 (2)
Eve Saltman	Chief Legal Officer, and Secretary, SVP, Corporate and Business Development, and Chief Compliance Officer	11/18/2024 (3)	11/25/2025	187,791	—	187,791 (4)

(1) On November 15, 2024, Brian McGee, our Executive Vice President, Chief Financial Officer and Chief Operating Officer, entered into a Rule 10b5-1 trading plan (the "McGee 2024 Plan") which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2) The McGee 2024 Plan provides for the sale of up to a maximum of 288,354 shares of Class A common stock comprised of shares acquired upon the vesting of restricted stock units and performance-based restricted stock units, previously vested restricted stock units and the exercise of stock options. During the term of the McGee 2024 Plan, all vested shares received pursuant to equity awards granted to Mr. McGee will exclude any shares withheld by the Company to satisfy its income tax withholding and remittance obligations in connection with the net settlement of the equity awards. Performance-based restricted stock units are subject to the satisfaction of certain performance criteria and have a payout range of 0% - 150%. Due to pricing conditions in the McGee 2024 Plan and the vesting conditions of the awards, the number of shares actually sold under the McGee 2024 Plan may be less than the maximum number of shares that can be sold, as noted in the table above. The McGee 2024 Plan will expire on November 15, 2025, or earlier if all transactions under the McGee 2024 Plan are completed.
(3) On November 18, 2024, Eve Saltman, the Company’s Senior Vice President, Corporate and Business Development, Chief Legal Officer and Secretary and Chief Compliance Officer, entered into a Rule 10b5-1 trading plan (the "Saltman 2024 Plan") which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(4) The Saltman 2024 Plan provides for the sale of up to a maximum of 187,791 shares of Class A common stock comprised of shares acquired upon the vesting of restricted stock units and performance-based restricted stock units and previously vested restricted stock units. During the term of the Saltman 2024 Plan, all vested shares received pursuant to equity awards granted to Ms. Saltman will exclude any shares withheld by the Company to satisfy its income tax withholding and remittance obligations in connection with the net settlement of the equity awards. Performance-based restricted stock units are subject to the satisfaction of certain performance criteria and have a payout range of 0% - 150%. Due to pricing conditions in the Saltman 2024 Plan and the vesting conditions of the awards, the number of shares actually sold under the Saltman 2024 Plan may be less than the maximum number of shares that can be sold, as noted in the table above. The Saltman 2024 Plan will expire on November 25, 2025, or earlier if all transactions under the Saltman 2024 Plan are completed.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading plan during the fourth quarter ended December 31, 2024.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities authorized for issuance under equity compensation plans. The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2025 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

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
3.    Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Restated Certificate of Incorporation of the Registrant, with Certificate of Change of Registered Agent and/or Registered Office	10-K	001-36514	3.01	February 15, 2019
3.02	Amended and Restated Bylaws of the Registrant.	S-1	333-200038	3.02	November 10, 2014
4.01	Form of Registrant’s Class A common stock certificate.	S-1	333-196083	4.01	May 19, 2014
4.08	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-36514	4.08	February 14, 2020
10.01*	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-196083	10.01	May 19, 2014
10.02*	Form of Change in Control Severance Agreement.	S-1	333-196083	10.09	May 19, 2014
10.03*	2010 Equity Incentive Plan, as amended, and form of stock option agreement and restricted stock unit agreement.	S-1	333-196083	10.02	May 19, 2014
10.04*	2014 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-36514	10.03	July 29, 2016
10.05*	2014 Employee Stock Purchase Plan and forms thereunder.	S-1/A	333-196083	10.04	June 11, 2014
10.06*	Executive Severance Policy.	10-K	001-36514	10.06	February 15, 2019
10.07*	Employment Letter to Nicholas Woodman from the Registrant, dated June 2, 2014.	S-1/A	333-196083	10.16	June 11, 2014
10.08*	Waiver Agreement dated January 1, 2018, by and between Nicholas Woodman and the Registrant.	10-K	001-36514	10.17	February 16, 2018
10.09*	Offer Letter to Eve Saltman from the Registrant, dated March 7, 2018.	10-Q	001-36514	10.02	May 4, 2018
10.10*	Offer Letter to Brian McGee from the Registrant, dated September 3, 2015.	10-K	001-36514	10.12	February 16, 2017
10.11*	Offer Letter to Dean Jahnke from the Registrant, dated March 5, 2014.	10-K	001-36514	10.12	February 10, 2023
10.12	Office Lease Agreement, dated as of November 1, 2011, by and between Locon San Mateo, LLC and the Registrant, as amended, and other leases for the Registrant’s headquarters.	S-1	333-196083	10.12	May 19, 2014
10.13	Eighth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated February 24, 2016.	10-K	001-36514	10.15	February 16, 2017
10.14	Ninth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated August 3, 2016.	10-K	001-36514	10.16	February 16, 2017
10.15	First Amendment, dated August 12, 2016, to Office Lease Agreement dated November 1, 2011, between the Company and RAR2-Clearview Business Park Owner, LLC.	10-Q	001-36514	10.02	August 4, 2017

10.16	Tenth amendment to Office Lease Agreement by and between HG Clearview Owner LLC and the Registrant, dated April 30, 2019	10-Q	001-36514	10.01	May 10, 2019
10.17	Credit Agreement by and among Registrant, the Lenders party thereto and Wells Fargo Bank, National Association, N.A. dated January 22, 2021.	10-K	001-36514	10.22	February 12, 2021
10.18	Indenture, dated as of November 24, 2020, between the Company and Wells Fargo Bank, National Association (including the form of 1.25% convertible senior notes due 2025)	8-K	001-36514	4.1	November 24, 2020
10.19	Sub-Lease Agreement, dated as of October 14, 2021, by and between Skydio and the Registrant, for the Registrant’s headquarters’ buildings E and F.	10-K	001-36514	10.25	February 11, 2022
10.20	Office lease agreement between Carlsbad1-Commerce, LLC and the Registrant dated April 17, 2023.	10-Q	001-36514	10.03	August 3, 2023
10.21*	GoPro, Inc. 2024 Equity Incentive Plan and related form agreements.	8-K	001-36514	10.01	June 9, 2023
10.22*	GoPro, Inc. 2024 Employee Stock Purchase Plan and related form agreements.	8-K	001-36514	10.02	June 9, 2023
10.23	Amendment No. 1 dated March 10, 2023, to Credit Agreement by and among Wells Fargo Bank, N.A., Registrant, and the Lenders party thereto dated January 22, 2021.	10-Q	001-36514	10.01	August 3, 2023
19.1	Insider Trading Policy.					X
21.01	List of Subsidiaries.					X
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
97	Compensation Recovery Policy.	10-K	001-36514	97	February 9, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL For the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X
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

GoPro, Inc.
(Registrant)

Dated:	March 17, 2025	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	March 17, 2025	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	March 17, 2025	By: /s/ Charles Lafrades
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

	Name	Title	Date

By:	/s/ Nicholas Woodman	Chief Executive Officer and Chairman	March 17, 2025
	Nicholas Woodman	(Principal Executive Officer)

By:	/s/ Brian McGee	Chief Financial Officer and Chief Operating Officer	March 17, 2025
	Brian McGee	(Principal Financial and Accounting Officer)

By:	/s/ Tyrone Ahmad-Taylor	Director	March 17, 2025
Tyrone Ahmad-Taylor

By:	/s/ Kenneth Goldman	Director	March 17, 2025
Kenneth Goldman

By:	/s/ Peter Gotcher	Director	March 17, 2025
Peter Gotcher

By:	/s/ Shaz Kahng	Director	March 17, 2025
Shaz Kahng

By:	/s/ Alexander Lurie	Director	March 17, 2025
Alexander Lurie

By:	/s/ Susan Lyne	Director	March 17, 2025
Susan Lyne