Form 10-Q
period 2025-03-31
GoPro, Inc.
filed 2025-05-12
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2025, 131,290,669 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A. of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Forward-looking statements include, but are not limited to, statements regarding our plans to improve product offerings; projections of results of operations, research and development plans, marketing plans, plans to invest in and expand our global retail and distribution footprint, and revenue growth drivers; plans to manage our operating expenses effectively; plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; our ability to achieve profitability if there are delays in our product launches; the impact of negative macroeconomic factors including fluctuating interest rates and inflation, market volatility, economic recession concerns, and potential occurrence of a temporary federal government shutdown; the ability for us to grow camera sales to drive meaningful volume and subscription growth; the ability for us to maintain camera sales sufficient to drive meaningful volume, revenue, and subscriber base; our ability to acquire and retain subscribers; the impact of competition on our market share, revenue, and profitability; the effects of global conflicts and geopolitical issues such as the conflicts in the Middle East, Ukraine or China-Taiwan relations on our business; the impact of recent tariff announcements; plans to settle the note conversion in cash; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the threat of a security breach or other disruption including cyber-attacks; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q, including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$69,634	$102,811
Accounts receivable, net	76,687	85,944
Inventory	96,282	120,716
Prepaid expenses and other current assets	36,246	29,774
Total current assets	278,849	339,245
Property and equipment, net	7,759	8,696
Operating lease right-of-use assets	14,618	14,403
Goodwill	133,751	152,351
Other long-term assets	27,533	28,983
Total assets	$462,510	$543,678

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,809	$85,936
Accrued expenses and other current liabilities	78,471	110,769
Short-term operating lease liabilities	11,239	10,936
Deferred revenue	54,009	55,418
Short-term debt	118,363	93,208
Total current liabilities	316,891	356,267
Long-term taxes payable	13,270	11,621
Long-term operating lease liabilities	16,614	18,067
Other long-term liabilities	5,755	6,034
Total liabilities	352,530	391,989

Commitments, contingencies and guarantees (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 131,291 and 129,196 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	1,031,527	1,026,527
Treasury stock, at cost, 26,608 and 26,608 shares, respectively	(193,231)	(193,231)
Accumulated deficit	(728,316)	(681,607)
Total stockholders’ equity	109,980	151,689
Total liabilities and stockholders’ equity	$462,510	$543,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2025	2024
Revenue	$134,308	$155,469
Cost of revenue	91,159	102,431
Gross profit	43,149	53,038
Operating expenses:
Research and development	29,557	44,612
Sales and marketing	23,258	35,146
General and administrative	16,942	14,693
Goodwill impairment	18,600	—
Total operating expenses	88,357	94,451
Operating loss	(45,208)	(41,413)
Other income (expense):
Interest expense	(797)	(674)
Other income, net	948	1,208
Total other income, net	151	534
Loss before income taxes	(45,057)	(40,879)
Income tax expense	1,652	298,209
Net loss	$(46,709)	$(339,088)

Basic and diluted net loss per share	$(0.30)	$(2.24)

Shares used to compute basic and diluted net loss per share	156,438	151,091
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2025	2024
Operating activities:
Net loss	$(46,709)	$(339,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,718	1,325
Non-cash operating lease cost	(215)	1,082
Stock-based compensation	5,370	8,770
Goodwill impairment	18,600	—
Deferred income taxes, net	103	296,775
Other	106	651
Changes in operating assets and liabilities:
Accounts receivable, net	9,309	22,429
Inventory	24,434	(24,986)
Prepaid expenses and other assets	(5,068)	(2,282)
Accounts payable and other liabilities	(63,050)	(62,362)
Deferred revenue	(1,784)	(717)
Net cash used in operating activities	(57,186)	(98,403)

Investing activities:
Purchases of property and equipment, net	(1,305)	(964)
Maturities of marketable securities	—	24,000
Acquisition, net of cash acquired	—	(12,308)
Net cash provided by (used in) investing activities	(1,305)	10,728

Financing activities:
Proceeds from issuance of common stock	374	1,379
Taxes paid related to net share settlement of equity awards	(503)	(1,977)
Proceeds from borrowings	25,000	—
Net cash provided by (used in) financing activities	24,871	(598)

Effect of exchange rate changes on cash and cash equivalents	443	(777)
Net change in cash and cash equivalents	(33,177)	(89,050)
Cash and cash equivalents at beginning of period	102,811	222,708
Cash and cash equivalents at end of period	$69,634	$133,658
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2023	149,897	$998,373	$(193,231)	$(249,296)	$555,846
Common stock issued under employee benefit plans, net of shares withheld for tax	2,403	1,361	—	—	1,361
Taxes paid related to net share settlements	—	(1,977)	—	—	(1,977)
Stock-based compensation expense	—	8,770	—	—	8,770
Net loss	—	—	—	(339,088)	(339,088)
Balances at March 31, 2024	152,300	$1,006,527	$(193,231)	$(588,384)	$224,912

Balances at December 31, 2024	155,455	$1,026,527	$(193,231)	$(681,607)	$151,689
Common stock issued under employee benefit plans, net of shares withheld for tax	2,095	360	—	—	360
Taxes paid related to net share settlements	—	(503)	—	—	(503)
Stock-based compensation expense (Note 7)	—	5,143	—	—	5,143
Net loss	—	—	—	(46,709)	(46,709)
Balances at March 31, 2025	157,550	$1,031,527	$(193,231)	$(728,316)	$109,980
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
The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected in future periods. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Annual Report). There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in its 2024 Annual Report, except for estimates used in the Company’s goodwill impairment analysis.
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
Liquidity. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. In the three months ended March 31, 2025, the Company’s performance continued to be impacted by consumer related-macroeconomic issues resulting in a softer global consumer market, an increasingly global competitive landscape and the delay of the Company’s next generation 360-camera. During the three months ended March 31, 2025, revenue declined 13.6% from the prior year period, which resulted in operating losses of $45.2 million and operating cash outflows of $57.2 million. As of March 31, 2025, the Company had $69.6 million in cash and cash equivalents and an accumulated deficit of $728.3 million. The 2025 Notes with an outstanding principal of $93.8 million mature on November 15, 2025, unless earlier repurchased or converted at the option of the holder into shares of the Company’s Class A common stock under certain circumstances. In the ordinary course of business, the Company drew $25.0 million from its

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
2021 Credit Agreement in February 2025, and had an additional $19.8 million available to draw from its 2021 Credit Agreement as of March 31, 2025.
The Company has considered and assessed its ability to continue as a going concern for at least 12 months from the issuance of these condensed consolidated financial statements. The Company’s assessment included the preparation of a cash flow forecast taking into account the restructuring actions already implemented in 2024. The Company considered additional actions within its control that it would implement, if necessary, to maintain liquidity and operations in the ordinary course of business, including payment of the 2025 Notes upon maturity. The 2025 operational plan is structured to i) realize the savings in wages and benefits from the headcount reductions as part of the 2024 restructuring plans; ii) lower research and development costs from the completion of a next generation system-on-chip and rationalized product roadmap, and the reduction of sales and marketing expenses to a reduced level consistent with the business size; and iii) effectively manage working capital, specifically, the Company’s intention to manage inventory levels to better align with its current run rates and seasonality of the business and the Company’s intention to continue to effectively manage the collection of accounts receivables.
The Company estimates such actions will be sufficient to allow it to maintain liquidity and operations in the ordinary course, including payment of the 2025 Notes upon maturity on November 15, 2025, for at least 12 months from the issuance of these condensed consolidated financial statements. While the Company estimates such actions will be sufficient to allow it to maintain liquidity and operations in the ordinary course for at least 12 months from the issuance of these condensed consolidated financial statements, there can be no assurance the Company will generate sufficient future cash from operations. Factors that can impact the Company’s future cash generation include, but are not limited to, further inflation, rising interest rates, tariffs, ongoing recessionary conditions and continued competition. If the Company is not successful in maintaining demand for its products, or if macroeconomic conditions further constrain consumer demand, the Company may continue to experience adverse impacts to revenue and profitability. Additional actions within the Company’s control to maintain liquidity and operations include further reducing discretionary spending in all areas of the business and further headcount restructuring actions. In addition, the Company may need additional financing to execute on its current or future business strategy, and additional financing may not be available or on terms favorable to the Company.
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the Condensed Consolidated Statements of Comprehensive Income (Loss) have been omitted.
Impairment of goodwill. The Company performs an annual assessment of its goodwill during the fourth quarter of each calendar year, or more frequently if indicators of potential impairment exist, such as an adverse change in business climate, declines in market capitalization or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of its single reporting unit is less than its carrying value. If the Company determines that it is more likely than not that the fair value of its single reporting unit is less than the carrying value, the Company measures the amount of impairment as the amount the carrying value of its single reporting unit exceeds the fair value, up to the carrying value of goodwill, by using a discounted cash flow method and market approach method.
In the first quarter of 2025, the Company’s market capitalization declined 38% from December 31, 2024, in part due to recent tariff and geopolitical events, resulting in the Company’s market capitalization no longer exceeding the carrying value of its single reporting unit as of March 31, 2025. As a result, the Company performed a quantitative goodwill impairment analysis and estimated the fair value of its single reporting unit utilizing the income approach using a discounted future cash flow model and a market approach. The analysis required estimates which consist of significant judgment related to the estimation of future cash flow and discount rates. The analysis was dependent on internal forecasts and profitability measures as well as certain unobservable Level 3 inputs such as the estimation of long-term revenue growth rates, terminal growth rates, and determination of the discount rate. As a result of the quantitative impairment test, the Company concluded that the carrying value of its single reporting unit exceeded its fair value, resulting in the recognition of a $18.6 million goodwill impairment charge. There was no goodwill impairment charge recorded in 2024.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
The Company’s subscription and service revenue is recognized primarily from its Premium+, Premium, and Quik subscription offerings and is recognized ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue. The Company launched its Premium+ subscription in February 2024, which includes cloud storage up to 500 gigabytes (GB) of non-GoPro content, access to GoPro’s HyperSmooth Pro video stabilization software, and the features included in the Premium subscription. The Company’s Premium subscription offers a range of services, including unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 25 GB of non-GoPro content, highlight videos automatically delivered via the Company’s mobile app when GoPro camera footage is uploaded to a GoPro cloud account using Auto Upload, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, gear, mounts, and accessories. The Company also offers the Quik subscription that provides access to a suite of simple single-clip and multi-clip editing tools. Subscription and service revenue was $26.9 million, or 20.0% of total revenue for the three months ended March 31, 2025 and $25.9 million, or 16.7% of total revenue for the three months ended March 31, 2024.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Deferred revenue as of March 31, 2025 and December 31, 2024, includes amounts related to the Company’s subscriptions and PCS. The Company’s short-term and long-term deferred revenue balances totaled $56.5 million and $58.3 million as of March 31, 2025 and December 31, 2024, respectively. Of the deferred revenue balance as of December 31, 2024 and 2023, the Company recognized $23.0 million and $22.8 million of revenue during the three months ended March 31, 2025 and 2024, respectively.
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
Income taxes. The Company utilizes the asset and liability method for computing its income tax provision, under which, deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. Management makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income in each tax jurisdiction and, to the extent the Company believes recovery is not likely, establishes a valuation allowance. In the first quarter of 2024, the Company provided a valuation allowance of $294.9 million on United States federal and state deferred tax assets. As of March 31, 2025, the Company intends to continue to maintain a full valuation allowance on its United States federal and state deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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
Segment information. The Company operates as one operating segment as it only reports financial information on an aggregated and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker (CODM). The CODM assesses performance of the Company’s one operating segment and decides how to allocate resources based on net income (loss), which is also reported on the Condensed Consolidated Statements of Operations as net income (loss). The CODM regularly compares net income (loss) against forecast and prior periods when deciding which areas of the business to allocate resources. The significant expense categories within net income (loss) that the CODM regularly reviews are cost of revenue and operating expenses, which consists of three main subcategories: research and development, sales and marketing, and general and administrative. All significant expense categories and subcategories are reported on the Condensed Consolidated Statements of Operations. Other items included in net income (loss) but are excluded from the significant expense categories include interest expense, other income (expense), net, and income tax expense (benefit), all of which are also reported on the Condensed Consolidated Statements of Operations. Interest income, which is included in other income (expense), net was $0.5 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.
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
The Company is currently evaluating the impact of adopting this standard on its 2025 Form 10-K financial statements and related disclosures.
Standards not yet adopted
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
Goodwill is primarily attributable to expected synergies in the technologies that can be leveraged by the Company in future product offerings. The operating results of the acquired entity have been included in the Company’s condensed consolidated financial statements from the date of acquisition. Actual and pro forma results of operations for this acquisition have not been presented because they did not have a material impact to the Company’s condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
3. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	March 31, 2025			December 31, 2024
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$42,347	$—	$42,347	$42,436	$—	$42,436
Total cash equivalents	$42,347	$—	$42,347	$42,436	$—	$42,436
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $27.3 million and $60.4 million as of March 31, 2025 and December 31, 2024, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. As of March 31, 2025 and December 31, 2024, the Company had no marketable securities, or financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
As of March 31, 2025 and December 31, 2024, the amortized cost of the Company’s cash equivalents approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 5 Financing arrangements). In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes. The calculated fair value of the 2025 Notes was $82.5 million and $82.5 million as of March 31, 2025 and December 31, 2024, respectively. The estimated fair value of the 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, intangible assets, and operating lease right-of-use assets, in connection with periodic evaluations for potential impairment. As of March 31, 2025, the fair value of the Company’s single reporting unit was determined based on unobservable (Level 3) inputs, as discussed in Note 1 Summary of business and significant accounting policies. In 2024, the fair value of the Company’s operating lease right-of-use asset related to its headquarters campus was determined based on unobservable (Level 3) inputs, as discussed in Note 12 Restructuring charges.

4. Condensed consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	March 31, 2025	December 31, 2024
Components	$10,729	$19,407
Finished goods	85,553	101,309
Total inventory	$96,282	$120,716

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Property and equipment, net

(in thousands)	March 31, 2025	December 31, 2024
Leasehold improvements	$23,996	$23,996
Production, engineering, and other equipment	36,138	38,018
Tooling	6,889	6,810
Computers and software	11,396	12,574
Furniture and office equipment	3,579	3,763
Tradeshow equipment and other	1,424	1,424
Construction in progress	54	156
Gross property and equipment	83,476	86,741
Less: Accumulated depreciation and amortization	(75,717)	(78,045)
Property and equipment, net	$7,759	$8,696
Depreciation expense was $1.2 million and $1.2 million in the three months ended March 31, 2025 and 2024, respectively.
Other long-term assets

(in thousands)	March 31, 2025	December 31, 2024
Point of purchase (POP) displays	$13,844	$14,715
Deposits and other	7,512	7,550
Intangible assets, net	5,484	5,953
Long-term deferred tax assets	693	765
Other long-term assets	$27,533	$28,983
Amortization expense for POP displays was $1.7 million and $0.9 million in the three months ended March 31, 2025 and 2024, respectively. Expenditures for POP displays were $0.9 million and $5.9 million in the three months ended March 31, 2025 and 2024, respectively.
Intangible assets

	Useful life (in months)	March 31, 2025
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(53,097)	$5,469
Domain name		15	—	15
Total intangible assets		$58,581	$(53,097)	$5,484

	Useful life (in months)	December 31, 2024
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(52,628)	$5,938
Domain name		15	—	15
Total intangible assets		$58,581	$(52,628)	$5,953

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Amortization expense was $0.5 million and $0.2 million in the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2025 (remaining 9 months)	$1,406
2026	1,875
2027	1,875
2028	313
2029	—
$5,469
Goodwill
Changes to the carrying amount of goodwill during the three months ended March 31, 2025 were as follows:

(in thousands)	Carrying Amount
Carrying amount as of December 31, 2024	$152,351
Goodwill impairment	(18,600)
Carrying amount as of March 31, 2025	$133,751
Accrued expenses and other current liabilities

(in thousands)	March 31, 2025	December 31, 2024
Accrued sales incentives	$31,606	$53,997
Accrued liabilities	20,079	26,060
Employee related liabilities (1)	7,286	7,401
Warranty liabilities	5,551	5,930
Return liability	4,116	4,913
Inventory received	433	2,010
Customer deposits	2,962	2,694
Purchase order commitments	1,439	1,504
Other	4,999	6,260
Accrued expenses and other current liabilities	$78,471	$110,769
(1)    See Note 12 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Three months ended March 31,
(in thousands)	2025	2024
Beginning balance	$6,207	$8,759
Charged to cost of revenue	2,615	1,811
Settlement of warranty claims	(2,907)	(3,531)
Warranty liability	$5,915	$7,039

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2025 and December 31, 2024, $5.6 million and $5.9 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.4 million and $0.3 million, respectively, was recorded as a component of other long-term liabilities.

5. Financing arrangements
2021 Credit Facility
In January 2021, the Company entered into a Credit Agreement which provides for a revolving credit facility (2021 Credit Facility) under which the Company may borrow up to an aggregate amount of $50.0 million. In March 2023, the Company amended the 2021 Credit Agreement (collectively, the 2021 Credit Agreement). The 2021 Credit Agreement will terminate, and any outstanding borrowings become due and payable on the earlier of (i) January 2027 and (ii) unless the Company has cash in a specified deposit account in an amount equal to or greater than the amount required to repay the Company’s 1.25% Convertible Senior Notes due November 2025, 91 days prior to the maturity date of such convertible notes.
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
As of March 31, 2025, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement. There is an outstanding letter of credit under the 2021 Credit Agreement of $5.2 million for certain duty-related requirements which was not collateralized by any cash on hand. In the ordinary course of business, the Company drew $25.0 million from its 2021 Credit Agreement in February 2025, and had $19.8 million available to draw from its 2021 Credit Agreement as of March 31, 2025.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
As of March 31, 2025 and December 31, 2024, the outstanding principal on the 2025 Notes was $93.8 million and $93.8 million, respectively, the unamortized debt issuance cost was $0.4 million and $0.6 million, respectively, and the net carrying amount of the liability was $93.4 million and $93.2 million, respectively, which was recorded as short-term debt within the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025 and 2024, the Company recorded interest expense of $0.3 million and $0.3 million, respectively, for contractual coupon interest, and $0.2 million and $0.2 million, respectively, for amortization of debt issuance costs. As of March 31, 2025 and December 31, 2024, the effective interest rate, which is calculated as the contractual interest rate adjusted for the debt issuance costs, was 0.5% and 1.9%, respectively.
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
Holders have the option to convert the 2025 Notes in multiples of a $1,000 principal amount at any time prior to August 15, 2025, but only in the following circumstances:
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of a $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended March 31, 2025, the conditions allowing holders of the 2025 Notes to convert were not met.
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
The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting the Company, including merger events, tender offers, and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions and not part of the terms of the 2025 Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity as a reduction to additional paid-in capital and will not be remeasured as long as they continue to meet certain accounting criteria.

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
As of March 31, 2025, the remaining amount of share repurchases under the program was $60.4 million. The Company did not repurchase any shares during the three months ended March 31, 2025 and 2024.

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
purchase was on February 15, 2024, and no remaining purchase rights are accrued under this plan. Awards granted under the 2010 and 2014 Plans will continue to be subject to the terms and provisions of the 2010 and 2014 Plans.
The 2024 Plan provides for the granting of incentive and non-qualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs), stock appreciation rights, stock bonus awards (SBAs) and performance awards to qualified employees, non-employee directors and consultants. Options granted under the 2024 Plan generally expire within ten years from the date of grant and generally vest over one to four years. RSUs granted under the 2024 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2024 Plan generally vest over three years based upon continued service and the Company achieving certain financial and operating targets and are settled at vesting in shares of the Company’s Class A common stock. SBAs granted under the 2024 Plan are generally granted and vested on the same day based on continued service and employees achieving certain performance goals and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur. The 2024 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. For additional information regarding the Company’s equity incentive plans, refer to the 2024 Annual Report.
Stock options
A summary of the Company’s stock option activity for the three months ended March 31, 2025 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2024	2,327	$7.43	4.59	$—
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(11)	32.99
Outstanding at March 31, 2025	2,316	$7.31	4.12	$—

Vested and expected to vest at March 31, 2025	2,316	$7.31	4.12	$—
Exercisable at March 31, 2025	2,130	$7.51	3.77	$—
The aggregate intrinsic value of the stock options outstanding as of March 31, 2025 represents the value of the Company’s closing stock price on March 31, 2025 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the three months ended March 31, 2025 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2024	11,243	$3.38
Granted	2,148	0.89
Vested	(2,030)	5.10
Forfeited	(838)	2.72
Non-vested shares at March 31, 2025	10,523	$2.59

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

Performance stock units
A summary of the Company’s PSU activity for the three months ended March 31, 2025 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2024	286	$6.06
Granted	—	—
Vested	(78)	6.77
Forfeited	(11)	5.79
Non-vested shares at March 31, 2025	197	$5.79
Employee stock purchase plan. For the three months ended March 31, 2025 and 2024, the Company issued 0.6 million and 0.7 million shares under its employee stock purchase plans, respectively, at weighted-average prices of $0.68 and $2.12 per share, respectively.
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options granted and ESPP issuances is estimated using the Black-Scholes option pricing model. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. The fair value of SBAs is determined using the expected fixed dollar amount that will be settled by issuing shares of the Company’s Class A common stock on the vesting date. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its 2024 Annual Report.
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
(in thousands)	2025	2024
Cost of revenue	$248	$415
Research and development	2,820	4,265
Sales and marketing	882	1,744
General and administrative	1,420	2,346
Total stock-based compensation expense	$5,370	$8,770
Total stock-based compensation expense includes accrued stock bonus expense of $0.2 million.
There was no income tax benefit related to stock-based compensation expense for the three months ended March 31, 2025 and 2024 due to a full valuation allowance on the Company’s United States net deferred tax assets. See Note 9, Income taxes, for additional details.
As of March 31, 2025, total unearned stock-based compensation of $25.9 million related to stock options, RSUs, PSUs, SBAs and ESPP shares is expected to be recognized over a weighted-average period of 1.95 years.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
8. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended March 31,
(in thousands, except per share data)	2025	2024
Numerator:
Net loss	$(46,709)	$(339,088)

Denominator:
Weighted-average common shares - basic and diluted for Class A and Class B common stock	156,438	151,091

Basic and diluted net loss per share	$(0.30)	$(2.24)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2025	2024
Stock-based awards	14,446	15,689
Shares related to convertible senior notes	10,050	10,050
Total anti-dilutive securities	24,496	25,739
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
9. Income taxes
The following table provides the income tax expense (benefit) amount:

	Three months ended March 31,
(dollars in thousands)	2025	2024
Income tax expense	$1,652	$298,209
The Company recorded an income tax expense of $1.7 million for the three months ended March 31, 2025 on pre-tax net loss of $45.1 million. The Company’s income tax expense for the three months ended March 31, 2025 primarily resulted from a tax expense of $1.6 million on pre-tax book income in certain tax jurisdictions and discrete items that included $2.1 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by a net decrease in the valuation allowance of $1.6 million and an income tax benefit of $0.5 million related to restructuring charges. The Company evaluated the impact of goodwill impairment on tax-deductible goodwill and determined that it did not materially impact the tax provision due to a full valuation allowance on its United States federal and state net deferred tax assets.
The Company recorded an income tax expense of $298.2 million for the three months ended March 31, 2024 on pre-tax net loss of $40.9 million. The Company’s income tax expense for the three months ended March 31, 2024 primarily resulted from a tax expense of $1.4 million on pre-tax book income in certain tax jurisdictions and discrete items that included $294.9 million of net tax expense from the recording of a valuation allowance on the Company’s United States federal and state net deferred tax assets, and $2.5 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by $0.4 million of restructuring charges.
Each quarter, the Company assesses the realizability of its deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize its deferred tax assets. In the assessment for the period ended March 31, 2025, the Company concluded that it remains more likely than not that its United States federal and state deferred tax assets would not be realizable. The Company will continue to monitor its financial results and future projections to assess the realizability of its deferred tax assets. In the event there is a need to release the valuation allowance, a corresponding tax benefit would be recognized. The Company’s foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that the Company’s foreign deferred tax assets will be realized and thus, a valuation allowance is not required on its foreign deferred tax assets.
As of March 31, 2025 and December 31, 2024, the Company’s gross unrecognized tax benefits were $28.8 million and $27.0 million, respectively. If recognized, $12.8 million of these unrecognized tax benefits (net of United States federal benefit) as of March 31, 2025 would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances.
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
In 2021, the Organization for Economic Co-operation and Development (OECD) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (Pillar Two) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. The Company assessed the impact of Pillar Two and there is no material impact to the provision for income taxes for the three months ended March 31, 2025.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The Company will continue to monitor future guidance issued and assess the potential impact to the Company’s condensed consolidated financial statements.

10. Commitments, contingencies, and guarantees
Facility leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2033.
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Operating lease cost (1)	$2,076	$2,800
Sublease income	(723)	(723)
Net lease cost	$1,353	$2,077
(1)    Operating lease costs include immaterial variable lease costs and amounts related to restructuring charges, which are discussed in Note 12 Restructuring charges.

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,395	$3,392
Right-of-use assets obtained in exchange for operating lease liabilities	1,527	513

Supplemental balance sheet information related to leases was as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years) - operating leases	3.05	3.10
Weighted-average discount rate - operating leases	6.4%	6.3%

As of March 31, 2025, maturities of operating lease liabilities were as follows:

(in thousands)	March 31, 2025
2025 (remaining 9 months)	$9,507
2026	13,758
2027	2,711
2028	1,301
2029	884
Thereafter	2,918
Total lease payments	31,079
Less: Imputed interest	(3,226)
Present value of lease liabilities	$27,853
Other commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of March 31, 2025, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $206.9 million.
Legal proceedings and investigations. Since 2015, Contour IP Holdings LLC (CIPH) and related entities have filed lawsuits in various federal district courts alleging, among other things, patent infringement in relation to certain GoPro products. Following litigation in federal courts and the United States Patent and Trademark Office, CIPH’s patents were ruled invalid in March 2022. Judgment was then entered in favor of the Company and against CIPH. CIPH later appealed to the Federal Circuit. In September 2024, the Federal Circuit panel reversed the district court ruling. On October 9, 2024, GoPro filed a petition for rehearing of the panel’s decision which was denied on November 14, 2024. On remand, the district court set a trial date for September 2025 and indicated the court would rule on dispositive motions after a hearing on February 12, 2025. On March 25, 2025, the court issued a ruling granting and denying certain motions made by both Company and CIPH.
On March 29, 2024, the Company filed a complaint with the U.S. International Trade Commission (ITC) against Arashi Vision Inc., d/b/a Insta360, and Arashi Vision (U.S.) LLC, d/b/a Insta360, and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc., d/b/a Insta360, and Arashi Vision (U.S.) LLC, d/b/a Insta360. The complaint and lawsuit each allege infringement of certain GoPro patents related to the Company’s cameras and digital imaging technology. Insta360 has filed inter partes review (IPR) petitions seeking to challenge the validity of the GoPro patents asserted against Insta360, some of which have been instituted by the Patent Trial and Appeal Board. Insta360 has also filed three patent infringement actions against the Company in China (Jiangsu High Court, Changsha Intermediate Court IP Tribunal, and Shenzhen Intermediate People’s Court), which the Company believes lacks merit and intends to defend against. The ITC held a hearing on GoPro’s complaint in January 2025, and the Company currently anticipates an initial ruling in July 2025.
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of March 31, 2025, the Company has not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	March 31, 2025	December 31, 2024
Customer A	33%	26%
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended March 31,
(in thousands)	2025	2024
Accounts receivable sold	$6,957	$17,642
Factoring fees	123	236
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended March 31,
	2025	2024
Customer A	17%	*
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
Geographic information
Revenue by geographic region, based on ship-to locations, was as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Americas	$81,855	$76,597
Europe, Middle East and Africa (EMEA)	40,076	52,001
Asia and Pacific (APAC)	12,377	26,871
Total revenue	$134,308	$155,469
Revenue from the United States, which is included in the Americas geographic region, was $62.8 million and $56.3 million for the three months ended March 31, 2025 and 2024, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of March 31, 2025 and December 31, 2024, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $3.2 million and $3.5 million, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
12. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Cost of revenue	$2	$13
Research and development	762	1,030
Sales and marketing	477	550
General and administrative	1,189	619
Total restructuring charges	$2,430	$2,212
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

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2024	$2,535	$6,038	$8,573
Cash paid	(1,786)	—	(1,786)
Non-cash reductions	(160)	—	(160)
Restructuring liability as of March 31, 2025	$589	$6,038	$6,627
First quarter 2024 restructuring
In March 2024, the Company approved a restructuring plan to reduce operating costs and drive stronger operating leverage by reducing the Company’s global workforce by approximately 4% and closing certain office space. Under the first quarter 2024 restructuring plan, the Company recorded restructuring charges of $2.3 million related to severance, $3.3 million related to a right-of-use asset impairment upon ceasing the use of part of our headquarters campus and $0.6 million related to office space charges. The right-of-use asset impairment charge was recorded as a restructuring expense, primarily in the operating expense financial statement line items in the Condensed Consolidated Statements of Operations. The unused portion of the Company’s headquarters campus has its own identifiable expenses and is not dependent on other parts of the Company, and thus was considered its own asset group. As a result, the Company impaired the carrying value of the related right-of-use asset to its estimated fair value using the discounted cash flows method. The discounted future cash flows were based on a discount rate based on the weighted-average cost of capital. As of March 31, 2025, all restructuring charges related to the first quarter 2024 restructuring plan have been paid.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended December 31, 2024 included in our 2024 Annual Report on Form 10-K filed with the SEC. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, include forward-looking statements that involve risks and uncertainties as described under the heading Special Note About Forward-Looking Statements in this Quarterly Report on Form 10-Q. You should review the disclosures under the heading Risk Factors in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
This MD&A is organized as follows:
•Overview. Discussion of our business, overall analysis of our financial performance and other highlights affecting the business in order to provide context for the remainder of the MD&A.
•Results of Operations. Analysis of our financial results comparing the first quarter of 2025 to 2024.
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
In September 2024, we began shipping our HERO13 Black flagship camera that includes our GP2 processor, HyperSmooth 6.0 image stabilization, hybrid-log gamma (HLG) high dynamic range (HDR) photos and videos in 5.3K at 60 frames per second (FPS) and 4K at 60 FPS, and a higher capacity battery resulting in longer runtimes and improved thermal performance. HyperSmooth 6.0 image stabilization features AutoBoost, which analyzes up to 4x more data compared to HyperSmooth 5.0 while supporting 360-degree Horizon Lock. The HERO13 Black also includes 10-bit color video at up to 5.3K video at 60 FPS, 27-megapixel photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and HyperView, which allows for a 16:9 field of view, Superview and Horizon Leveling. The HERO13 Black also includes a front-facing and rear touch display, TimeWarp 3.0, a Timecode Sync feature, and a Night Effects Time Lapse feature. In March 2025, we shipped a limited edition HERO13 Black in Polar White, which includes all of the features of our flagship camera. We also offer our Ultra Wide Lens Mod, Macro Lens Mod, Anamorphic Lens Mod and a ND Filter 4-Pack for HERO13 Black. The Ultra Wide Lens Mod allows for an ultra wide-angle digital lens for 4K video at 60 FPS, the Macro Lens Mod allows the

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
HERO13 Black to focus on objects 4x closer than prior generation cameras, and the Anamorphic Lens Mod captures ultra wide-angle footage with reduced distortion and lets anyone tell their stores using the 21:9 aspect ratio used in feature films. The ND Filter 4-Pack allows the HERO13 Black to create motion blur. Additionally, we offer our HERO13 Black Creator Edition, which combines the HERO13 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.
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
We continue to monitor the current evolving macroeconomic landscape. Inflation, fluctuating interest rates, tariffs and recession concerns places increasing pressure on many areas of our business, including hardware and software product pricing, operating expenses, component pricing and consumer spending. In the past, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. Revenue from the U.S. was 46.8% and 36.2% of revenue in three months ended March 31, 2025 and 2024, respectively. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively impacted. See Item 1A. Risk Factors for further discussion of the possible impact of evolving macroeconomic conditions on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

% Change
(units and dollars in thousands, except per share amounts)	Q1 2025	Q4 2024	Q1 2024	Q1 2025 vs. Q4 2024	Q1 2025 vs. Q1 2024
Revenue	$134,308	$200,882	$155,469	(33)%	(14)%
Camera units shipped (1)	385	581	393	(34)%	(2)%
Gross margin (2)	32.1%	34.7%	34.1%	(260)	bps	(200)	bps
Operating expenses	$88,357	$108,801	$94,451	(19)%	(6)%
Net loss	$(46,709)	$(37,191)	$(339,088)	26%	(86)%
Diluted net loss per share	$(0.30)	$(0.24)	$(2.24)	25%	(87)%
Cash used in operations	$(57,186)	$(25,099)	$(98,403)	128%	(42)%

Other financial information:
Adjusted EBITDA (3)	$(15,707)	$(14,359)	$(29,301)	9%	(46)%
Non-GAAP net loss (4) (5)	$(19,444)	$(14,418)	$(319,357)	35%	(94)%
Non-GAAP diluted net loss per share (5)	$(0.12)	$(0.09)	$(2.11)	33%	(94)%
(1)     Represents the number of camera units that are shipped during a reporting period, net of any returns.
(2)    One basis point (bps) is equal to 1/100th of 1%.
(3)     We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of income tax expense (benefit), interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, gain on insurance proceeds, (gain) loss on extinguishment of debt, restructuring and other costs, including right-of-use asset impairment charges (if applicable), and goodwill impairment charges.
(4)    We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges (if applicable), gain on insurance proceeds, (gain) loss on extinguishment of debt, gain on sale and/or license of intellectual property, goodwill impairment charges, and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.
(5)    In the second quarter of 2024, we revised the first quarter of 2024 income tax adjustment to exclude the establishment of a valuation allowance on United States federal and state deferred tax assets.
Reconciliations of GAAP measures to the most directly comparable non-GAAP adjusted measures and explanations for why we consider non-GAAP measures to be helpful for investors are presented under Non-GAAP Financial Measures.
First Quarter 2025 financial performance
Revenue for the first quarter of 2025 was $134.3 million, which represented a 13.6% decrease from the same period in 2024 of $155.5 million. The year-over-year decrease was primarily driven by lower accessory sales and increased price promotions, partially offset by a 3.9% increase in our subscription and service revenue to $26.9 million in the first quarter of 2025. Camera units shipped in the first quarter of 2025 also decreased 2.0% year-over-year to 385 thousand, compared to 393 thousand in the same period in 2024, primarily due to consumer-related macroeconomic issues resulting in a softer global consumer market and an increasingly global competitive landscape. Our first quarter of 2025 average selling price decreased 11.8% year-over-year to $349. Average selling price is defined as total reported revenue divided by camera units shipped. Our first quarter of 2025 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 71% compared to 70% for the same period in 2024. Retail revenue was $93.9 million in the first quarter of 2025 and represented 69.9% of total revenue, compared to 68.4% of total revenue for the same period in 2024. GoPro.com revenue, which includes subscription and service revenue, was $40.4 million in the first quarter of 2025 and represented 30.1% of total revenue, compared to 31.6% of total revenue for the same period in 2024. Our overall subscription attach rate from both sales on GoPro.com and from post-camera purchases at retail was 49% in the first quarter of 2025,

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
up from a 48% attach rate in the same period in 2024. Our aggregate retention rate for annual subscribers was 70% in the first quarter of 2025, compared to 69% in the same period in 2024. Our gross margin percentage for the first quarter of 2025 was 32.1% compared to 34.1% in the same period in 2024. Net loss for the first quarter of 2025 was $46.7 million, compared to a net loss of $339.1 million for the same period in 2024. Our net loss for the first quarter of 2025 included an $18.6 million goodwill impairment charge. In the first quarter of 2024, we recorded a $294.9 million valuation allowance on all of our U.S. federal and state deferred tax assets as it was more likely than not that our U.S. federal and state deferred tax assets would not be realizable in the foreseeable future primarily due to macroeconomic factors, competition, acquisition integration expenses, restructuring costs, and development of our product road map. Adjusted EBITDA for the first quarter of 2025 was negative $15.7 million, compared to negative $29.3 million in the same period in 2024.
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
Driving profitability through improved efficiency, lower costs, and better execution. We incurred operating losses in the first quarter of 2025 and for the full year 2024. We continue to make strategic decisions to drive volume, growth, and profitability in our business. Restructuring actions in 2024 and prior restructuring actions, along with continued cost management have resulted in a more efficient global organization that has allowed for improved communication and alignment among our functional teams. We are changing our approach to operate in a leaner, more focused manner that we believe is sustainable and strategic for long-term success and improved financial performance. This includes pursuing a hardware and software product roadmap we believe will drive innovation, differentiation, and growth. In the longer term, this includes increasing our total addressable market by introducing new, innovative hardware and software products, increasing unit sales volume of our new and existing products, and increasing our subscriber base. Our expectation is that sales from our retail channel will continue to increase relative to sales on GoPro.com. While growth in subscribers and subscription and service revenue has slowed, we continue to make strategic decisions to enhance our subscription offerings to grow subscribers and increase subscriber retention that results in an increase in subscription and service revenue.
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
Macroeconomic risks. Macroeconomic conditions affecting the level of consumer spending include market volatility and fluctuations in tariffs, foreign exchange rates, inflation, and interest rates. Some hardware product costs have become subject to inflationary pressure, and we may not be able to fully offset such higher costs through price increases.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended March 31,
(dollars in thousands)	2025		2024
Revenue	$134,308	100%	$155,469	100%
Cost of revenue	91,159	68	102,431	66
Gross profit	43,149	32	53,038	34
Operating expenses:
Research and development	29,557	22	44,612	29
Sales and marketing	23,258	17	35,146	23
General and administrative	16,942	13	14,693	9
Goodwill impairment	18,600	14	—	—
Total operating expenses	88,357	66	94,451	61
Operating loss	(45,208)	(34)	(41,413)	(27)
Other income (expense):
Interest expense	(797)	(1)	(674)	—
Other income, net	948	1	1,208	1
Total other income, net	151	—	534	—
Loss before income taxes	(45,057)	(34)	(40,879)	(26)
Income tax expense	1,652	1	298,209	192
Net loss	$(46,709)	(35)%	$(339,088)	(218)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended March 31,
	2025	2024	% Change
Camera units shipped	385	393	(2)%

Average selling price	$349	$395	(12)

Retail	$93,881	$106,314	(12)
Percentage of revenue	69.9%	68.4%
GoPro.com	$40,427	$49,155	(18)
Percentage of revenue	30.1%	31.6%
Total revenue	$134,308	$155,469	(14)%

Americas	$81,855	$76,597	7%
Percentage of revenue	61.0%	49.3%
Europe, Middle East and Africa (EMEA)	$40,076	$52,001	(23)
Percentage of revenue	29.8%	33.4%
Asia and Pacific (APAC)	$12,377	$26,871	(54)
Percentage of revenue	9.2%	17.3%
Total revenue	$134,308	$155,469	(14)%
Revenue for the first quarter of 2025 was $134.3 million, which represented a 13.6% decrease from the same period in 2024 where revenue was $155.5 million. The year-over-year decrease was primarily driven by lower accessory sales and increased price promotions, partially offset by a 3.9% increase in our subscription and service revenue to $26.9 million in the first quarter of 2025. Camera units shipped in the first quarter of 2025 also decreased 2.0% year-over-year to 385 thousand, compared to 393 thousand in the same period in 2024, primarily due to consumer-related macroeconomic issues resulting in a softer global consumer market and an increasingly global competitive landscape. Our first quarter of 2025 average selling price decreased 11.8% year-over-year to $349. Our first quarter of 2025 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 71% compared to 70% for the same period in 2024. Retail revenue was $93.9 million in the first quarter of 2025 and represented 69.9% of total revenue, compared to 68.4% of total revenue for the same period in 2024. GoPro.com revenue, which includes subscription and service revenue, was $40.4 million in the first quarter of 2025 and represented 30.1% of total revenue, compared to 31.6% of total revenue for the same period in 2024.
Cost of revenue and gross margin

	Three months ended March 31,
(dollars in thousands)	2025	2024	% Change
Cost of revenue	$90,909	$102,003	(11)%
Stock-based compensation	248	415	(40)
Restructuring costs	2	13	(85)
Total cost of revenue	$91,159	$102,431	(11)%
Gross margin	32.1%	34.1%	(200)	bps
Gross margin of 32.1% for the first quarter of 2025 decreased from 34.1% in the same period of 2024, or 200 bps, primarily due to lower accessory revenue and higher promotional activity, including promoting sales of our remaining, slower-moving product (760 bps), which was partially offset by an increase in subscription and service revenue (270 bps) and lower operational costs (290 bps).

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Research and development

	Three months ended March 31,
(dollars in thousands)	2025	2024	% Change
Research and development	$25,506	$39,161	(35)%
Stock-based compensation	2,820	4,265	(34)
Acquisition-related costs	469	156	201
Restructuring costs	762	1,030	(26)
Total research and development	$29,557	$44,612	(34)%
Percentage of revenue	22.0%	28.7%
The year-over-year decrease of $15.1 million, or 33.7%, in total research and development expense for the first quarter of 2025 compared to the same period of 2024 was primarily driven by a $6.7 million decrease in cash-based personnel-related costs, a $6.0 million decrease in consulting and professional services primarily for development work on our next generation system-on-chip, and a $1.4 million decrease in stock-based compensation expense.
Sales and marketing

	Three months ended March 31,
(dollars in thousands)	2025	2024	% Change
Sales and marketing	$21,899	$32,852	(33)%
Stock-based compensation	882	1,744	(49)
Restructuring costs	477	550	(13)
Total sales and marketing	$23,258	$35,146	(34)%
Percentage of revenue	17.3%	22.6%
The year-over-year decrease of $11.9 million, or 33.8%, in total sales and marketing expense for the first quarter of 2025 compared to the same period of 2024 was primarily driven by a $6.1 million decrease in advertising and marketing expenses, primarily attributable to online campaigns and sponsorships, a $2.3 million decrease in cash-based personnel-related costs, a $1.7 million decrease in consulting and professional services, and a $0.9 million decrease in stock-based compensation expense.
General and administrative

	Three months ended March 31,
(dollars in thousands)	2025	2024	% Change
General and administrative	$14,330	$11,047	30%
Stock-based compensation	1,420	2,346	(39)
Acquisition-related costs	3	681	(100)
Restructuring costs	1,189	619	92
Total general and administrative	$16,942	$14,693	15%
Percentage of revenue	12.6%	9.5%
The year-over-year increase of $2.2 million, or 15.3%, in total general and administrative expense for the first quarter of 2025 compared to the same period of 2024 was primarily driven by a $4.6 million increase in consulting and professional services, partially offset by a $1.4 million decrease in cash-based personnel-related costs, a $0.9 million decrease in stock-based compensation expense, and a $0.7 million decrease in acquisition-related costs.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restructuring costs
Third quarter 2024 restructuring. In August 2024, we approved a restructuring plan (the Original Restructuring Plan) and in October 2024, we approved an amended restructuring plan (the Updated Restructuring Plan). In connection with the Original Restructuring Plan and Updated Restructuring Plan, we reduced our global workforce by 25% compared to our headcount ending Q2 2024, and we recorded restructuring charges of $18.7 million, including $12.7 million related to severance and $6.0 million of project cancellation costs. As of March 31, 2025, headcount decreased 30% year-over-year.
First quarter 2024 restructuring. In March 2024, we approved a restructuring plan to reduce operating costs and drive stronger operating leverage by reducing our global workforce by approximately 4% and closing certain office space. Under the first quarter 2024 restructuring plan, we recorded restructuring charges of $2.3 million related to severance, $3.3 million related to a right-of-use asset impairment upon ceasing the use of part of our headquarters campus and $0.6 million related to office space charges. The right-of-use asset impairment charge was recorded as a restructuring expense, primarily in the operating expense financial statement line items in the Condensed Consolidated Statements of Operations. The unused portion of our headquarters campus has its own identifiable expenses and is not dependent on other parts of our business, and thus was considered its own asset group. As a result, we impaired the carrying value of the related right-of-use asset to its estimated fair value using the discounted cash flows method. The discounted future cash flows were based on a discount rate based on the weighted-average cost of capital. As of March 31, 2025, all restructuring charges related to the first quarter 2024 restructuring plan have been paid.
See Note 12 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements.
Other income (expense)

	Three months ended March 31,
(dollars in thousands)	2025	2024	% Change
Interest expense	$(797)	$(674)	18%
Other income, net	948	1,208	(22)
Total other income, net	$151	$534	(72)%
Total other income, net was income of $0.2 million for the first quarter of 2025 compared to income of $0.5 million in the same period of 2024. The year-over-year change of $0.4 million was primarily due to overall lower cash and investment balances resulting in a $1.4 million decrease in interest income, partially offset by a $0.7 million decrease in net foreign exchange rate-based losses, a $0.4 million gain on insurance proceeds, and a $0.1 million increase in cash interest expense primarily driven by our $25.0 million draw from our 2021 Credit Agreement in February 2025.
Income taxes

	Three months ended March 31,
(dollars in thousands)	2025	2024	% Change
Income tax expense	$1,652	$298,209	(99)%
We recorded an income tax expense of $1.7 million for the first quarter of 2025 on pre-tax net loss of $45.1 million. Our income tax expense for the first quarter of 2025 primarily resulted from a tax expense of $1.6 million on pre-tax book income in certain tax jurisdictions and discrete items that included $2.1 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by a net decrease in the valuation allowance of $1.6 million and an income tax benefit of $0.5 million related to restructuring charges. We evaluated the impact of goodwill impairment on tax-deductible goodwill and determined that it did not materially impact the tax provision due to a full valuation allowance on our United States federal and state net deferred tax assets.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Each quarter, we assess the realizability of our deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. In the assessment for the period ended March 31, 2025, we concluded that it remains more likely than not that our United States federal and state deferred tax assets would not be realizable. We will continue to monitor our financial results and future projections to assess the realizability of our deferred tax assets. In the event there is a need to release the valuation allowance, a corresponding tax benefit would be recognized. Our foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that our foreign deferred tax assets will be realized and thus, a valuation allowance is not required on our foreign deferred tax assets.
See Note 9 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$69,634	$102,811
Marketable securities	—	—
Total cash, cash equivalents and marketable securities	$69,634	$102,811
Percentage of total assets	15%	19%
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
As of March 31, 2025, our cash, cash equivalents, and marketable securities totaled $69.6 million. Our cash, net of the outstanding principal balance of the 2025 Notes, as of March 31, 2025, was negative $49.1 million. The overall cash used in operating activities of $57.2 million for the three months ended March 31, 2025 was primarily attributable to a net loss of $46.7 million and net cash outflows from changes in our working capital of $36.2 million, partially offset by an $18.6 million goodwill impairment charge, and net cash inflows from other non-cash expenses of $7.1 million. Working capital changes for the three months ended March 31, 2025 of $36.2 million were the result of a decrease in accounts payable and other liabilities of $63.1 million, an increase in prepaid expenses and other assets of $5.1 million, and a decrease in deferred revenue of $1.8 million, partially offset by a decrease in inventory of $24.4 million, and a decrease in accounts receivables of $9.3 million. As of March 31, 2025, $4.7 million of cash was held by our foreign subsidiaries.
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
There have been no significant changes to our contractual obligations and commitments disclosed in our 2024 Annual Report.
Liquidity
The accompanying Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. In the period ended March 31, 2025, our performance continued to be impacted by consumer related-macroeconomic issues resulting in a softer global consumer market, an increasingly global competitive landscape and the delay of our next generation 360-camera. During the three months ended March 31, 2025, our revenue declined 13.6% from the same period of 2024 which resulted in operating losses of $45.2 million and operating cash outflows of $57.2 million. As of March 31, 2025, we had $69.6 million in cash and cash equivalents and an accumulated deficit of $728.3 million. The 2025 Notes with an outstanding principal of $93.8 million matures on November 15, 2025, unless earlier repurchased or converted at the option of the holder into shares of our Class A common stock under certain circumstances. In the ordinary course of business, we drew $25.0 million from our 2021 Credit Agreement in February 2025, and we had $19.8 million available to draw as of March 31, 2025.
We have considered and assessed our ability to continue as a going concern for at least 12 months from the issuance of these Condensed Consolidated Financial Statements. Our assessment included the preparation of a cash flow forecast taking into account the restructuring actions already implemented in 2024. We considered additional actions within our control that we would implement, if necessary, to maintain liquidity and operations in the ordinary course of business including payment of the 2025 Notes upon maturity. The 2025 operational plan is structured to i) realize the savings in wages and benefits from the headcount reductions as part of our 2024 restructuring plans; ii) lower research and development costs from the completion of a next generation system-on-chip and rationalized product roadmap, and the reduction of sales and marketing expenses to a reduced level consistent with the business size; and iii) effectively manage working capital, specifically our intention to manage inventory levels to better align with our current run rates and seasonality of the business, and our intention to continue to effectively manage the collection of accounts receivables.
We estimate such actions will be sufficient to allow us to maintain liquidity and operations in the ordinary course, including payment of the 2025 Notes upon maturity on November 15, 2025, for at least 12 months from the issuance of these Condensed Consolidated Financial Statements. While we estimate such actions will be sufficient to allow us to maintain liquidity and operations in the ordinary course for at least 12 months from the issuance of these Condensed Consolidated Financial Statements, there can be no assurance we will generate sufficient future cash from operations. Factors that can impact our future cash generation include, but are not limited to, further inflation, rising interest rates, tariffs, ongoing recessionary conditions or continued competition. If we are not successful in maintaining demand for our products or if macroeconomic conditions further constrain consumer demand, we may continue to experience adverse impacts to revenue and profitability. Additional actions within our control to maintain liquidity and operations include further reducing discretionary spending in all areas of the business and further headcount restructuring actions. In addition, we may need additional financing

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
to execute on our current or future business strategy, and additional financing may not be available or on terms favorable to us.
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2025	2024	% Change
Net cash provided by (used in):
Operating activities	$(57,186)	$(98,403)	(42)%
Investing activities	$(1,305)	$10,728	(112)%
Financing activities	$24,871	$(598)	(4,259)%
Cash flows from operating activities
Cash used in operating activities of $57.2 million for the three months ended March 31, was primarily attributable to a net loss of $46.7 million and net cash outflows from changes in our working capital of $36.2 million, partially offset by an $18.6 million goodwill impairment charge, and net cash inflows from other non-cash expenses of $7.1 million. Working capital changes for the three months ended March 31, 2025 of $36.2 million were the result of a decrease in accounts payable and other liabilities of $63.1 million, an increase in prepaid expenses and other assets of $5.1 million, and a decrease in deferred revenue of $1.8 million, partially offset by a decrease in inventory of $24.4 million, and a decrease in accounts receivables of $9.3 million.
Cash flows from investing activities
Cash used in investing activities of $1.3 million for the three months ended March 31, was primarily attributable to net purchases of property and equipment of $1.3 million.
Cash flows from financing activities
Cash provided by financing activities of $24.9 million for the three months ended March 31, was primarily attributable to a $25.0 million draw on our 2021 Credit Agreement, and $0.4 million of cash inflows from stock purchases made through our employee stock purchase plan, partially offset by $0.5 million in tax payments for net restricted stock unit (RSU) settlements.
Indemnifications
The information set forth under Note 10 Commitments, contingencies, and guarantees in the Notes to Condensed Consolidated Financial Statements under the caption Indemnifications is incorporated herein by reference.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2024 Annual Report, except for estimates used in our goodwill impairment analysis.
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
In the first quarter of 2025, our market capitalization declined 38% from December 31, 2024, in part due to recent tariff and geopolitical events, resulting in our market capitalization no longer exceeding the carrying value of our

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
single reporting unit as of March 31, 2025. As a result, we performed a quantitative goodwill impairment analysis and estimated the fair value of our single reporting unit utilizing the income approach using a discounted future cash flow model and a market approach. The analysis required estimates which required significant judgment related to the estimation of future cash flow and discount rates. The analysis was dependent on internal forecasts, estimation of the long-term revenue growth rates, terminal growth rates, profitability measures and determination of the discount rate. As a result of the quantitative impairment test, we concluded that the carrying value of our single reporting unit exceeded its fair value, resulting in the recognition of a $18.6 million goodwill impairment charge.

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
•adjusted EBITDA and non-GAAP net income (loss) excludes goodwill impairment charges as they do not reflect ongoing operating results in the period and hinders our ability to assess core operational performance;
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
•non-GAAP net income (loss) includes income tax adjustments which reflect the current and deferred income tax expense (benefit) and the effect of non-GAAP adjustments. In the second quarter of 2024, we revised the first quarter of 2024 income tax adjustment to exclude the establishment of a valuation allowance on the United States federal and state deferred tax assets;
•GAAP and non-GAAP net income (loss) per share includes the dilutive, tax effected cash interest expense associated with our 2025 Notes in periods of net income, as if converted at the beginning of the period; and
•other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended March 31,
(in thousands)	2025	2024
Net loss	$(46,709)	$(339,088)
Income tax expense	1,652	298,209
Interest (income) expense, net	248	(1,289)
Depreciation and amortization	1,718	1,325
POP display amortization	1,732	862
Stock-based compensation	5,370	8,770
Gain on insurance recovery	(424)	—
Goodwill impairment	18,600	—
Restructuring and other costs	2,106	1,910
Adjusted EBITDA	$(15,707)	$(29,301)

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net loss to non-GAAP net loss:

	Three months ended March 31,
(in thousands, except per share data)	2025	2024
Net loss	$(46,709)	$(339,088)
Stock-based compensation	5,370	8,770
Acquisition-related costs	472	837
Restructuring and other costs	2,106	1,910
Gain on insurance recovery	(424)	—
Goodwill impairment	18,600	—
Income tax adjustments (1)	1,141	8,214
Non-GAAP net loss	$(19,444)	$(319,357)

GAAP diluted net loss per share	$(0.30)	$(2.24)
Non-GAAP diluted net loss per share	$(0.12)	$(2.11)

GAAP and non-GAAP shares for diluted net loss per share	156,438	151,091
(1)    In the second quarter of 2024, we revised the first quarter of 2024 income tax adjustment to exclude the establishment of a valuation allowance on United States federal and state deferred tax assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com is denominated in U.S. dollars and various foreign currencies. Revenue generated from our international distributor and retail sales channels is generally priced in U.S. dollars, however we typically evaluate and adjust our international selling prices to reflect local exchange rate fluctuations. The strength of the U.S. dollar relative to other foreign currencies has negatively impacted revenue, gross margin and net income (loss) per share due to our sales outside of the United States by approximately $5.8 million for the three months ended March 31, 2025 relative to 2021 foreign currency rates. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Australian dollar, Japanese yen, Canadian dollar and Romanian leu. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of March 31, 2025. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1., Note 10 Commitments, contingencies, and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended March 31, 2025.

Item 1A. Risk Factors
The risks described in Risk Factors in our 2024 Annual Report, and as supplemented below, could materially and adversely affect our business, financial condition and results of operations. The risk factors below do not identify all risks that we face; our operations or financial condition could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
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
In 2024, we incurred an operating loss of $135.0 million due to the combination of delayed product launches, competition, foreign exchange and the effect of macroeconomic conditions on our business. While we have taken and will continue to take actions to reduce our operating expenses, we cannot be certain that we will be able to return to profitability through a combination of revenue growth and gross margin improvement. For example, our annual revenue decreased from $1.01 billion in 2023 to $801.5 million in 2024. In addition, we incurred an operating loss of $75.5 million in 2023.
We may experience lower levels of revenue, or lower gross margin for a variety of reasons, including, among other factors: ineffective or untimely investments in product innovation and development; any delays or issues with our new product launches, such as the delayed launch of our next generation 360-camera; lower levels of marketing and advertising spend; increased advertising and marketing costs and/or ineffectiveness thereof; increasing freight rates; shipping delays; increased supply chain costs; increased costs; lower average sales pricing for our cameras; or a recession or other sustained adverse market events such as tariffs that materially impacts consumer purchases of discretionary items, such as our products. Currency exchange rate fluctuations may also negatively impact revenue and gross margin. For example, in 2023, our margins were negatively impacted by price protection charges, an increase in the proportionate volume of sales of our low margin entry-level price point cameras, a decrease of sales from GoPro.com, and the significant effect of foreign currency fluctuations that also worsened in 2024.
We may continue to experience fluctuating revenue, expenses, and profitability for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that impact our revenue growth or profitability.
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

Further, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, since 2023, our closing stock price ranged from a high of $6.46 in the first quarter of 2023 to a low of $0.66 in the first quarter of 2025. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
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
We have experienced high subscriber growth over the past several years, but we may not be able to sustain such growth in the future or our subscriber count could decrease. In 2022 and 2023, the number of subscribers grew 43% and 12%, respectively, year-over-year. In the first quarter of 2025, our subscriber base declined 1% year-over-year to 2.47 million. Our subscription service is the highest gross margin product we offer. Our revenue growth and profitability are dependent on our ability to continuously attract and retain subscribers, and we cannot be certain that efforts to do so will be successful. Any changes to our subscription offerings, or increases to the offering costs, could have an adverse effect on the success and profitability of our subscription service, attracting new subscribers and retaining existing subscribers. There are many factors that could lead to slowing subscriber growth or a decline in subscribers, including a decline in camera sales, attach rates or retention rates, our failure to introduce new features, benefits, products, or services that customers desire, changes to existing products, services, and pricing that are not favorably received by our customers, or changes in the perceived value of our offerings. If the attach rate is less than what we forecasted, this could have a negative impact on our overall subscriber growth plans. A decline in subscribers could have an adverse effect on our business, financial condition, and operating results.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, tech-enabled helmets, software applications, and other products and services. In particular, our flagship camera designs incorporate custom system-on-chip (SoC), image sensors, lens, batteries, and memory solutions that critically impact the performance of our products. Our research and development expenses were $185.9 million, $165.7 million and $139.9 million for 2024, 2023, and 2022, respectively. While we expect our research and development expenses to reduce in 2025 from 2024, we still expect these expenses will continue to be substantial in 2025 as we develop innovative technologies. Unanticipated problems in developing products could divert substantial resources, which may impair our ability to develop new products and enhancements of existing products and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs.
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
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, greater demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 25%, 29%, and 29% of our 2024, 2023, and 2022 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue due to macroeconomic conditions, the inflationary impact on consumers’ share of wallet, product release patterns or delays, declines in the effectiveness of our promotional activities, changes in product mix, charges incurred against new products to support promotional activities for such new products, pricing pressures, supply chain disruptions, shipping delays, or for any other reason, could cause our annual results of operations to suffer significantly. For example, during the fourth quarter of 2023, our sell-through fell short of our projections partially due to consumers’ expectation of holiday season promotions even after the Thanksgiving Black Friday and Cyber Monday events in combination with the U.S. consumer share of wallet shifting away from consumer electronic products in the month of December which impacted our results of operations.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located in China, Thailand and in other countries to manufacture our products. Our contract manufacturer and component vendor locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions, and increased security costs. Recent changes in U.S. trade policy have led to significant changes in tariffs for imported goods, including GoPro products, among other possible changes. In April 2025, the U.S. government announced new and increased tariffs on products imported from other countries and implied the possibility of additional tariffs if no trade deal was obtained with other countries; this new U.S. trade policy could lead to increased tariffs. Despite subsequent modifications and delays to the various tariffs, there is heightened uncertainty with respect to trade and tariff policies and regulations affecting trade between the U.S. and other countries, which could continue to alter the global trade environment. If tariffs increase, we would need to increase prices to offset the tariff costs or have our products produced in non-tariffed countries which could take significant time and expense. If we need to increase prices, that could lead to reduced demand which would impact our operating results and financial condition. Any announcement by the United States Trade Representative (USTR) to impose additional or increased tariffs on GoPro products could have a material adverse effect on our United States bound production, business, and results of our United States operations. If these duties are imposed on our products, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices, which may negatively impact our results of operations and profitability.
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
•the effect of foreign currency exchange rates and interest rates, including any fluctuations caused by inflation, recessionary concerns, or the strengthening of the U.S. dollar relative to the foreign currencies in which we conduct business, including relative to the Eurozone;
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
Since 2023, our closing stock price ranged from a high of $6.46 in the first quarter of 2023 to a low of $0.66 in the first quarter of 2025. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results, changes in our financial projections provided to the public or our failure to meet those projections, the public’s reaction to our press releases, other public announcements and filings with the SEC, significant transactions, or new features, products or services offered by us or our competitors, changes in our business lines and product lineup, changes in financial estimates and recommendations by securities analysts, media coverage of our business and financial performance, the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us, trends in our industry, trade regulation, any significant change in our management, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes as well as our ability to recruit and retain employees.
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
We review goodwill for impairment at least annually or more frequently if indicators of impairment arise, and should market conditions or macroeconomic conditions continue to deteriorate, including a rise in inflationary pressures and interest rates, a sustained decline in our share price, or a decline in our results of operations, the result of such review may indicate a decline in the fair value of goodwill resulting in an impairment charge. In the event we are required to record a non-cash impairment charge to our goodwill, other intangibles, and/or long-lived assets, such non-cash charge could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which we record the charge. For example, in the first quarter of 2025, we conducted a quantitative impairment test and concluded that the carrying value of our single reporting unit exceeded our fair value, resulting in the recognition of an $18.6 million goodwill impairment charge. Additional goodwill impairment charges may be necessary in the future quarters.
Our Class A common stock may cease to be listed on The Nasdaq Global Select Market.
On February 7, 2025, our Class A common stock, par value $0.0001 per share, closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). Should our Class A common stock trade below the minimum Bid Price Requirement for 30 consecutive business days. On March 25, 2025, we received a notice from the Nasdaq Stock Market LLC (“Nasdaq”) that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we will be provided an initial compliance period of 180 calendar days from receipt of such notice, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price for the Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to the end of the 180-day period. There can be no assurance that we will be able to regain compliance or that Nasdaq will extend the compliance period.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 66.7% of the voting power of our outstanding capital stock as of March 31, 2025, with Mr. Woodman, our Chairman and CEO, holding approximately 63.7% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Issuer Purchases of Equity Securities
As of March 31, 2025, we have a remaining share repurchase authorization of $60.4 million under the current stock repurchase program authorized by our Board of Directors in January 2022 and February 2023. No shares of our Class A and Class B common stock were repurchased during the three months ended March 31, 2025.

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
On February 17, 2025, Vince Nakayama, the Company’s Senior Vice President, Engineering, terminated a Rule 10b5-1 trading plan which was adopted on August 29, 2024, prior to his appointment as a Section 16 officer, and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. As of the date of termination of his Rule 10b5-1 trading plan, Mr. Nakayama sold 59,510 shares of Class A common stock under its terms.
On March 6, 2025, Brian T. McGee, the Company’s Executive Vice President, Chief Financial Officer and Chief Operating Officer, terminated a Rule 10b5-1 trading plan which was adopted on November 15, 2024 and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. As of the date of termination of his Rule 10b5-1 trading plan, Mr. McGee sold no shares of Class A common stock under its terms.
On March 7, 2025, Eve T. Saltman, the Company’s Chief Legal Officer and Secretary, Senior Vice President, Corporate and Business Development, and Chief Compliance Officer, terminated a Rule 10b5-1 trading plan which was adopted on November 18, 2024 and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. As of the date of termination of his Rule 10b5-1 trading plan, Ms. Saltman sold no shares of Class A common stock under its terms.

No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading plan during the first quarter ended March 31, 2025.

Item 6. Exhibits
Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
10.01*	Waiver Agreement dated March 19, 2025 by and between Nicholas Woodman and the Registrant.	8-K	001-36514	10.1	March 25, 2025
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X
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

GoPro, Inc.
(Registrant)

Dated:	May 12, 2025	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	May 12, 2025	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	May 12, 2025	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)