Form 10-Q
period 2025-06-30
GoPro, Inc.
filed 2025-08-11
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 5, 2025, 131,924,549 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A. of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. Forward-looking statements include, but are not limited to, statements regarding our plans to improve product offerings; projections of results of operations, research and development plans, marketing plans, plans to invest in and expand our global retail and distribution footprint, and revenue growth drivers; plans to manage our operating expenses effectively; plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; our ability to achieve profitability if there are delays in our product launches; the impact of negative macroeconomic factors including fluctuating interest rates and inflation, market volatility, economic recession concerns, and potential occurrence of a temporary federal government shutdown; the ability for us to grow camera sales to drive meaningful volume and subscription growth; the ability for us to maintain camera sales sufficient to drive meaningful volume, revenue, and subscriber base; our ability to acquire and retain subscribers; the impact of competition on our market share, revenue, and profitability; the effects of global conflicts and geopolitical issues such as the conflicts in the Middle East, Ukraine or China-Taiwan relations on our business; the impact of recent tariff announcements; plans to settle the note conversion in cash; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the threat of a security breach or other disruption including cyber-attacks; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q, including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$58,571	$102,811
Accounts receivable, net	83,481	85,944
Inventory	84,482	120,716
Prepaid expenses and other current assets	28,934	29,774
Total current assets	255,468	339,245
Property and equipment, net	7,791	8,696
Operating lease right-of-use assets	13,250	14,403
Goodwill	133,751	152,351
Other long-term assets	28,730	28,983
Total assets	$438,990	$543,678

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$61,132	$85,936
Accrued expenses and other current liabilities	85,914	110,769
Short-term operating lease liabilities	11,242	10,936
Deferred revenue	52,305	55,418
Short-term debt	98,518	93,208
Total current liabilities	309,111	356,267
Long-term taxes payable	15,041	11,621
Long-term operating lease liabilities	13,912	18,067
Other long-term liabilities	3,011	6,034
Total liabilities	341,075	391,989

Commitments, contingencies and guarantees (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 131,924 and 129,196 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	1,035,884	1,026,527
Treasury stock, at cost, 26,608 and 26,608 shares, respectively	(193,231)	(193,231)
Accumulated deficit	(744,738)	(681,607)
Total stockholders’ equity	97,915	151,689
Total liabilities and stockholders’ equity	$438,990	$543,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$152,643	$186,224	$286,951	$341,693
Cost of revenue	97,980	129,514	189,139	231,945
Gross profit	54,663	56,710	97,812	109,748
Operating expenses:
Research and development	30,503	46,932	60,060	91,544
Sales and marketing	25,275	41,353	48,533	76,499
General and administrative	12,892	14,934	29,834	29,627
Goodwill impairment	—	—	18,600	—
Total operating expenses	68,670	103,219	157,027	197,670
Operating loss	(14,007)	(46,509)	(59,215)	(87,922)
Other income (expense):
Interest expense	(1,436)	(790)	(2,233)	(1,464)
Other income, net	330	811	1,278	2,019
Total other income (expense), net	(1,106)	21	(955)	555
Loss before income taxes	(15,113)	(46,488)	(60,170)	(87,367)
Income tax expense	1,309	1,333	2,961	299,542
Net loss	$(16,422)	$(47,821)	$(63,131)	$(386,909)

Basic and diluted net loss per share	$(0.10)	$(0.31)	$(0.40)	$(2.55)

Shares used to compute basic and diluted net loss per share	157,843	152,502	157,144	151,796
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2025	2024
Operating activities:
Net loss	$(63,131)	$(386,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,416	2,884
Non-cash operating lease cost	1,153	(1,611)
Stock-based compensation	10,486	16,561
Goodwill impairment	18,600	—
Deferred income taxes, net	(130)	296,710
Impairment of right-of-use assets	—	3,276
Other	284	1,104
Changes in operating assets and liabilities:
Accounts receivable, net	2,681	4,943
Inventory	36,234	8,935
Prepaid expenses and other assets	1,723	(1,437)
Accounts payable and other liabilities	(55,867)	(39,502)
Deferred revenue	(3,883)	(2,752)
Net cash used in operating activities	(48,434)	(97,798)

Investing activities:
Purchases of property and equipment, net	(1,783)	(1,680)
Maturities of marketable securities	—	24,000
Acquisition, net of cash acquired	—	(12,308)
Net cash provided by (used in) investing activities	(1,783)	10,012

Financing activities:
Proceeds from issuance of common stock	374	1,380
Taxes paid related to net share settlement of equity awards	(624)	(2,180)
Proceeds from borrowings	25,000	—
Repayment of debt	(20,000)	—
Net cash provided by (used in) financing activities	4,750	(800)

Effect of exchange rate changes on cash and cash equivalents	1,227	(1,086)
Net change in cash and cash equivalents	(44,240)	(89,672)
Cash and cash equivalents at beginning of period	102,811	222,708
Cash and cash equivalents at end of period	$58,571	$133,036
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2023	149,897	$998,373	$(193,231)	$(249,296)	$555,846
Common stock issued under employee benefit plans, net of shares withheld for tax	2,403	1,361	—	—	1,361
Taxes paid related to net share settlements	—	(1,977)	—	—	(1,977)
Stock-based compensation expense	—	8,770	—	—	8,770
Net loss	—	—	—	(339,088)	(339,088)
Balances at March 31, 2024	152,300	1,006,527	(193,231)	(588,384)	224,912
Common stock issued under employee benefit plans, net of shares withheld for tax	430	—	—	—	—
Taxes paid related to net share settlements	—	(203)	—	—	(203)
Stock-based compensation expense	—	7,791	—	—	7,791
Net loss	—	—	—	(47,821)	(47,821)
Balances at June 30, 2024	152,730	$1,014,115	$(193,231)	$(636,205)	$184,679

Balances at December 31, 2024	155,455	$1,026,527	$(193,231)	$(681,607)	$151,689
Common stock issued under employee benefit plans, net of shares withheld for tax	2,095	360	—	—	360
Taxes paid related to net share settlements	—	(503)	—	—	(503)
Stock-based compensation expense	—	5,143	—	—	5,143
Net loss	—	—	—	(46,709)	(46,709)
Balances at March 31, 2025	157,550	1,031,527	(193,231)	(728,316)	109,980
Common stock issued under employee benefit plans, net of shares withheld for tax	633	—	—	—	—
Taxes paid related to net share settlements	—	(121)	—	—	(121)
Stock-based compensation expense (Note 7)	—	4,478	—	—	4,478
Net loss	—	—	—	(16,422)	(16,422)
Balances at June 30, 2025	158,183	$1,035,884	$(193,231)	$(744,738)	$97,915
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
Liquidity. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. In the six months ended June 30, 2025, the Company’s performance continued to be impacted by consumer related-macroeconomic issues resulting in a softer global consumer market, an increasingly global competitive landscape and the delay of the Company’s next generation 360-camera. During the six months ended June 30, 2025, revenue declined 16.0% from the prior year period, which resulted in operating losses of $59.2 million and operating cash outflows of $48.4 million. As of June 30, 2025, the Company had $58.6 million in cash and cash equivalents and an accumulated deficit of $744.7 million. The 2025 Notes with an outstanding principal of $93.8 million mature on November 15, 2025, unless earlier repurchased or converted at the option of the holder into shares of the Company’s Class A common stock under certain circumstances. In the ordinary course of business, the Company drew $25.0 million from its 2021

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Credit Agreement in February 2025 and repaid $20.0 million in June 2025. The Company had $39.8 million available to draw from its 2021 Credit Agreement as of June 30, 2025.
The Company has considered and assessed its ability to continue as a going concern for at least 12 months from the issuance of these condensed consolidated financial statements. The Company’s assessment included the preparation of a cash flow forecast taking into account the restructuring actions already implemented in 2024 and the 2025 Credit Agreement, as discussed in Note 13 Subsequent events, which provided $50.0 million in August 2025. The Company considered additional actions within its control that it would implement, if necessary, to maintain liquidity and operations in the ordinary course of business, including payment of the 2025 Notes upon maturity. The 2025 operational plan is structured to i) realize the savings in wages and benefits from the headcount reductions as part of the 2024 restructuring plans; ii) lower research and development costs from the completion of a next generation system-on-chip and rationalized product roadmap, and the reduction of sales and marketing expenses to a reduced level consistent with the business size; and iii) effectively manage working capital, specifically, the Company’s intention to manage inventory levels to better align with its current run rates and seasonality of the business and the Company’s intention to continue to effectively manage the collection of accounts receivables.
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
In the first quarter of 2025, the Company’s market capitalization declined 38% from December 31, 2024, in part due to recent tariff and geopolitical events, resulting in the Company’s market capitalization no longer exceeding the carrying value of its single reporting unit as of March 31, 2025. As a result, the Company performed a quantitative goodwill impairment analysis and estimated the fair value of its single reporting unit utilizing the income approach using a discounted future cash flow model and a market approach. The analysis required estimates which consist of significant judgment related to the estimation of future cash flow and discount rates. The analysis was dependent on internal forecasts and profitability measures as well as certain unobservable Level 3 inputs such as the estimation of long-term revenue growth rates, terminal growth rates, and determination of the discount rate. As a result of the quantitative impairment test, the Company concluded that the carrying value of its single reporting unit exceeded its fair value, resulting in the recognition of a $18.6 million goodwill impairment charge in the first quarter of 2025. There was no goodwill impairment charge recorded in 2024.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
In the second quarter of 2025, the Company’s market capitalization increased 15% from March 31, 2025, and as such, the Company does not believe that it is more likely than not that the fair value of its single reporting unit is less than the carrying value as of June 30, 2025. Using the market capitalization approach, the fair value of its single reporting unit is estimated based on the trading price of its stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business. As of June 30, 2025, the market capitalization exceeded the carrying value of the Company’s single reporting unit by 18%, which was not adjusted for an acquisition control premium which would further increase the percentage the fair value exceeded the carrying value. The Company has not identified other impairment triggering events.
The estimated fair value of the Company’s single reporting unit is sensitive to the volatility in the Company’s stock price. For example, a 5% decrease in the Company’s June 30, 2025 stock price would result in its market capitalization exceeding the carrying value of its single reporting unit by 14%, which is not adjusted for an acquisition control premium. If the Company's market capitalization declines or future performance falls below the Company’s current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on the Company’s business, financial condition, and results of operations in the reporting period in which a charge would be necessary. The Company will continue to monitor developments, including updates to the Company’s forecasts and market capitalization. An update of the Company’s assessment and related estimates may be required in the future.
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
The Company’s subscription and service revenue is recognized primarily from its Premium+, Premium, and Quik subscription offerings and is recognized ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue. The Company launched its Premium+ subscription in February 2024, which includes cloud storage up to 500 gigabytes (GB) of non-GoPro content, access to GoPro’s HyperSmooth Pro video stabilization software, and the features included in the Premium subscription. The Company’s Premium subscription offers a range of services, including unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 25 GB of non-GoPro content, highlight videos automatically delivered via the Company’s mobile app when GoPro camera footage is uploaded to a GoPro cloud account using Auto Upload, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, gear, mounts, and accessories. The Company also offers the Quik subscription that provides access to a suite of simple single-clip and multi-clip editing tools. Subscription and service revenue was $26.2 million, or 17.2%, of total revenue for the three months ended June 30, 2025 and

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
$26.3 million, or 14.1%, of total revenue for the three months ended June 30, 2024. Subscription and service revenue was $53.1 million, or 18.5%, of total revenue for the six months ended June 30, 2025, and $52.2 million, or 15.3%, of total revenue for the six months ended June 30, 2024.
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
Deferred revenue as of June 30, 2025 and December 31, 2024 includes amounts related to the Company’s subscriptions and PCS. The Company’s short-term and long-term deferred revenue balances totaled $54.4 million and $58.3 million as of June 30, 2025 and December 31, 2024, respectively. Of the deferred revenue balance as of December 31, 2024 and 2023, the Company recognized $16.7 million and $16.7 million of revenue during the three months ended June 30, 2025 and 2024, respectively, and $39.7 million and $39.4 million of revenue during the six months ended June 30, 2025 and 2024, respectively. Of the deferred revenue balance as of March 31, 2025 and 2024, the Company recognized $22.9 million and $23.2 million of revenue during the three months ended June 30, 2025 and 2024, respectively.
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
Income taxes. The Company utilizes the asset and liability method for computing its income tax provision, under which, deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. The Company makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income in each tax jurisdiction and, to the extent the Company believes recovery is not likely, establishes a valuation allowance. In the first quarter of 2024, the Company provided a valuation allowance of $294.9 million on United States federal and state deferred tax assets. As of June 30, 2025, the Company intends to continue to maintain a full valuation allowance on its United States federal and state deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Segment information. The Company operates as one operating segment as it only reports financial information on an aggregated and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker (CODM). The CODM assesses performance of the Company’s one operating segment and decides how to allocate resources based on net income (loss), which is also reported on the Condensed Consolidated Statements of Operations as net income (loss). The CODM regularly compares net income (loss) against forecast and prior periods when deciding which areas of the business to allocate resources. The significant expense categories within net income (loss) that the CODM regularly reviews are cost of revenue and operating expenses, which consists of three main subcategories: research and development, sales and marketing, and general and administrative. All significant expense categories and subcategories are reported on the Condensed Consolidated Statements of Operations. Other items included in net income (loss) but are excluded from the significant expense categories include interest expense, other income (expense), net, and income tax expense (benefit), all of which are also reported on the Condensed Consolidated Statements of Operations. Interest income, which is included in other income (expense), net was $0.5 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $1.1 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively.
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

3. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	June 30, 2025			December 31, 2024
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$40,022	$—	$40,022	$42,436	$—	$42,436
Total cash equivalents	$40,022	$—	$40,022	$42,436	$—	$42,436
(1)    Included in cash and cash equivalents in the accompanying Condensed Consolidated Balance Sheets. Cash balances were $18.5 million and $60.4 million as of June 30, 2025 and December 31, 2024, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. As of June 30, 2025 and December 31, 2024, the Company had no marketable securities, or financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
As of June 30, 2025 and December 31, 2024, the amortized cost of the Company’s cash equivalents approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes) (see Note 5 Financing arrangements). In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes. The calculated fair value of the 2025 Notes was $82.5 million and $82.5 million as of June 30, 2025 and December 31, 2024, respectively. The estimated fair value of the 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, intangible assets, and operating lease right-of-use assets, in connection with periodic evaluations for potential impairment. In the first quarter of 2025, the fair value of the Company’s single reporting unit was determined based on unobservable (Level 3) inputs, as discussed in Note 1 Summary of business and significant accounting policies. In 2024, the fair value of the Company’s operating lease right-of-use asset related to its headquarters campus was determined based on unobservable (Level 3) inputs, as discussed in Note 12 Restructuring charges.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
4. Condensed consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	June 30, 2025	December 31, 2024
Components	$6,518	$19,407
Finished goods	77,964	101,309
Total inventory	$84,482	$120,716
Property and equipment, net

(in thousands)	June 30, 2025	December 31, 2024
Leasehold improvements	$24,014	$23,996
Production, engineering, and other equipment	36,350	38,018
Tooling	6,916	6,810
Computers and software	11,612	12,574
Furniture and office equipment	3,579	3,763
Tradeshow equipment and other	1,424	1,424
Construction in progress	843	156
Gross property and equipment	84,738	86,741
Less: Accumulated depreciation and amortization	(76,947)	(78,045)
Property and equipment, net	$7,791	$8,696
Depreciation expense was $1.3 million and $1.1 million in the three months ended June 30, 2025 and 2024, respectively, and $2.5 million and $2.3 million in the six months ended June 30, 2025 and 2024, respectively.
Other long-term assets

(in thousands)	June 30, 2025	December 31, 2024
Point of purchase (POP) displays	$12,655	$14,715
Deposits and other	10,374	7,550
Intangible assets, net	5,015	5,953
Long-term deferred tax assets	686	765
Other long-term assets	$28,730	$28,983

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Amortization expense for POP displays was $1.8 million and $1.2 million in the three months ended June 30, 2025 and 2024, respectively, and $3.5 million and $2.1 million in the six months ended June 30, 2025 and 2024, respectively. Expenditures for POP displays were $0.5 million and $0.9 million in the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $6.8 million in the six months ended June 30, 2025 and 2024, respectively.
Intangible assets

	Useful life (in months)	June 30, 2025
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(53,566)	$5,000
Domain name		15	—	15
Total intangible assets		$58,581	$(53,566)	$5,015

	Useful life (in months)	December 31, 2024
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(52,628)	$5,938
Domain name		15	—	15
Total intangible assets		$58,581	$(52,628)	$5,953
Amortization expense was $0.4 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.
As of June 30, 2025, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2025 (remaining 6 months)	$937
2026	1,875
2027	1,875
2028	313
2029	—
$5,000

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Goodwill
Changes to the carrying amount of goodwill during the six months ended June 30, 2025 were as follows:

(in thousands)	Carrying Amount
Carrying amount as of December 31, 2024	$152,351
Goodwill impairment	(18,600)
Carrying amount as of June 30, 2025	$133,751
Accrued expenses and other current liabilities

(in thousands)	June 30, 2025	December 31, 2024
Accrued sales incentives	$34,121	$53,997
Accrued liabilities	25,866	26,060
Employee related liabilities (1)	8,692	7,401
Warranty liabilities	5,112	5,930
Return liability	3,473	4,913
Inventory received	660	2,010
Customer deposits	2,452	2,694
Purchase order commitments	1,207	1,504
Other	4,331	6,260
Accrued expenses and other current liabilities	$85,914	$110,769
(1)    See Note 12 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$5,915	$7,039	$6,207	$8,759
Charged to cost of revenue	2,048	2,528	4,663	4,339
Settlement of warranty claims	(2,610)	(3,047)	(5,517)	(6,578)
Warranty liability	$5,353	$6,520	$5,353	$6,520
As of June 30, 2025 and December 31, 2024, $5.1 million and $5.9 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.2 million and $0.3 million, respectively, was recorded as a component of other long-term liabilities.

5. Financing arrangements
2021 Credit Facility
In January 2021, the Company entered into a Credit Agreement which provides for a revolving credit facility (2021 Credit Facility) under which the Company may borrow up to an aggregate amount of $50.0 million. In March 2023 and August 2025, the Company amended the 2021 Credit Agreement (collectively, the 2021 Credit Agreement). The 2021 Credit Agreement will terminate, and any outstanding borrowings become due and payable in January 2027.
The amount that may be borrowed under the 2021 Credit Agreement may be based on a customary borrowing base calculation if the Company’s Asset Coverage Ratio is at any time less than 1.50. The Asset Coverage Ratio is defined as the ratio of (i) the sum of (a) the Company’s cash and cash equivalents in the United States plus

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
specified percentages of other qualified debt investments (Qualified Cash) plus (b) specified percentages of the net book values of the Company’s accounts receivable and certain inventory to (ii) $50.0 million.
Borrowed funds accrue interest at the greater of (i) a per annum rate equal to the base rate plus a margin of from 0.50% to 1.00% depending on the Company’s Asset Coverage Ratio or (ii) a per annum rate equal to the Secured Overnight Financing Rate plus a 10 basis point premium and a margin of from 1.50% to 2.00% depending on the Company’s Asset Coverage Ratio. The Company is required to pay a commitment fee on the unused portion of the 2021 Credit Facility of 0.25% per annum. Amounts owed under the 2021 Credit Agreement are guaranteed by certain of the Company’s United States subsidiaries and secured by a first priority security interest in substantially all of the assets of the Company and certain of its subsidiaries (including intellectual property registrations and applications, which is subject to an intercreditor agreement).
The 2021 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants. The negative covenants include restrictions on the occurrence of liens and indebtedness, certain investments, dividends, stock repurchases, and other matters, all subject to certain exceptions. In addition, the Company is required to maintain Liquidity (the sum of unused availability under the credit facility and the Company’s Qualified Cash) of at least $40.0 million from the date the Company entered into the 2025 Credit Agreement as discussed in Note 13 Subsequent events through October 30, 2025, $45.0 million from October 31, 2025 through November 14, 2025, $50.0 million from November 15, 2025 through November 30, 2025, and $55.0 million from December 1, 2025 through the maturity date (of which at least $40.0 million shall be attributable to Qualified Cash during all periods), or, if the borrowing base is then in effect, minimum unused availability under the credit facility of at least $10.0 million. The 2021 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments and change of control. Upon an event of default, the lender may, subject to customary cure rights, require the immediate payment of all amounts outstanding.
As of June 30, 2025, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement. There is an outstanding letter of credit under the 2021 Credit Agreement of $5.2 million for certain duty-related requirements which was not collateralized by any cash on hand. In the ordinary course of business, the Company drew $25.0 million from its 2021 Credit Agreement in February 2025 and repaid $20.0 million in June 2025. The Company had $39.8 million available to draw from its 2021 Credit Agreement as of June 30, 2025.
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
As of June 30, 2025 and December 31, 2024, the outstanding principal on the 2025 Notes was $93.8 million and $93.8 million, respectively, the unamortized debt issuance cost was $0.3 million and $0.6 million, respectively, and the net carrying amount of the liability was $93.5 million and $93.2 million, respectively, which was recorded as short-term debt within the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2025 and 2024, the Company recorded interest expense of $0.3 million and $0.3 million, respectively, for contractual coupon interest, and $0.1 million and $0.1 million, respectively, for amortization of debt issuance costs. For the six months ended June 30, 2025 and 2024, the Company recorded interest expense of $0.6 million and $0.6 million, respectively, for contractual coupon interest, and $0.3 million and $0.3 million, respectively, for amortization of debt issuance costs. As of June 30, 2025 and December 31, 2024, the effective interest rate, which is calculated as the contractual interest rate adjusted for the debt issuance costs, was 1.0% and 1.9%, respectively.
The remaining 2025 Notes are senior, unsecured obligations of the Company and mature on November 15, 2025, unless earlier repurchased or converted by the holder into shares of Class A common stock under certain

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes, in multiples of a $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended June 30, 2025, the conditions allowing holders of the 2025 Notes to convert were not met.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
As of June 30, 2025, the remaining amount of share repurchases under the program was $60.4 million. The Company did not repurchase any shares during the three and six months ended June 30, 2025 and 2024.

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Stock options
A summary of the Company’s stock option activity for the six months ended June 30, 2025 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2024	2,327	$7.43	4.59	$—
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(137)	10.74
Outstanding at June 30, 2025	2,190	$7.22	3.24	$—

Vested and expected to vest at June 30, 2025	2,190	$7.22	3.24	$—
Exercisable at June 30, 2025	2,037	$7.41	2.89	$—
The aggregate intrinsic value of the stock options outstanding as of June 30, 2025 represents the value of the Company’s closing stock price on June 30, 2025 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the six months ended June 30, 2025 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2024	11,243	$3.38
Granted	5,875	0.72
Vested	(2,814)	4.27
Forfeited	(1,180)	2.78
Non-vested shares at June 30, 2025	13,124	$2.05

Performance stock units
A summary of the Company’s PSU activity for the six months ended June 30, 2025 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2024	286	$6.06
Granted	2,132	0.60
Vested	(127)	6.39
Forfeited	(18)	5.79
Non-vested shares at June 30, 2025	2,273	$0.92
Employee stock purchase plan. For the six months ended June 30, 2025 and 2024, the Company issued 0.6 million and 0.7 million shares under its employee stock purchase plans, respectively, at weighted-average prices of $0.68 and $2.12 per share, respectively.

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
The following table summarizes stock-based compensation expense included in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$240	$339	$488	$754
Research and development	2,681	4,016	5,501	8,281
Sales and marketing	935	1,545	1,817	3,289
General and administrative	1,260	1,891	2,680	4,237
Total stock-based compensation expense	$5,116	$7,791	$10,486	$16,561
Total stock-based compensation expense includes accrued stock bonus expense of $0.6 million and $0.9 million for the three and six months ended June 30, 2025, respectively. Total stock-based compensation expense included no accrued stock bonus expense for the three and six months ended June 30, 2024.
There was no income tax benefit related to stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 due to a full valuation allowance on the Company’s United States net deferred tax assets. See Note 9, Income taxes, for additional details.
As of June 30, 2025, total unearned stock-based compensation of $22.9 million related to stock options, RSUs, PSUs, SBAs and ESPP shares is expected to be recognized over a weighted-average period of 2.03 years.

8. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss	$(16,422)	$(47,821)	$(63,131)	$(386,909)

Denominator:
Weighted-average common shares - basic and diluted for Class A and Class B common stock	157,843	152,502	157,144	151,796

Basic and diluted net loss per share	$(0.10)	$(0.31)	$(0.40)	$(2.55)

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Stock-based awards	14,825	16,692	14,617	16,303
Shares related to convertible senior notes	10,050	10,050	10,050	10,050
Total anti-dilutive securities	24,875	26,742	24,667	26,353
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
9. Income taxes
The following table provides the income tax expense (benefit) amount:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Income tax expense	$1,309	$1,333	$2,961	$299,542
The Company recorded an income tax expense of $1.3 million for the three months ended June 30, 2025 on pre-tax net loss of $15.1 million. The Company’s income tax expense for the three months ended June 30, 2025 primarily resulted from a tax expense of $1.7 million on pre-tax book income in certain tax jurisdictions and discrete items that included $0.4 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by a net decrease in the valuation allowance of $0.4 million, a net income tax benefit on goodwill impairment of $0.3 million, and foreign provision to income tax return adjustments of $0.2 million.
The Company recorded an income tax expense of $3.0 million for the six months ended June 30, 2025 on pre-tax net loss of $60.2 million. The Company’s income tax expense for the six months ended June 30, 2025 primarily

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
resulted from a tax expense of $3.3 million on pre-tax book income in certain tax jurisdictions and discrete items that included $2.6 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by a net decrease in the valuation allowance of $2.0 million, an income tax benefit of $0.5 million related to restructuring charges, a net tax benefit on goodwill impairment of $0.3 million, and foreign provision to income tax return adjustments of $0.2 million.
Each quarter, the Company assesses the realizability of its deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize its deferred tax assets. In the assessment for the period ended June 30, 2025, the Company concluded that it remains more likely than not that its United States federal and state deferred tax assets would not be realizable. The Company will continue to monitor its financial results and future projections to assess the realizability of its deferred tax assets. In the event there is a need to release the valuation allowance, a corresponding tax benefit would be recognized. The Company’s foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that the Company’s foreign deferred tax assets will be realized and thus, a valuation allowance is not required on its foreign deferred tax assets.
The Company recorded an income tax expense of $1.3 million for the three months ended June 30, 2024 on pre-tax net loss of $46.5 million. The Company’s income tax expense for the three months ended June 30, 2024 primarily resulted from a tax expense of $1.5 million on pre-tax book income in certain tax jurisdictions, and discrete items that included $0.5 million of nondeductible equity tax expense for employee stock-based compensation and a net increase in the valuation allowance of $0.2 million, partially offset by an income tax benefit of $0.6 million related to restructuring charges, and an income tax benefit related to the foreign provision to income tax return adjustments of $0.3 million.
The Company recorded an income tax expense of $299.5 million for the six months ended June 30, 2024 on pre-tax net loss of $87.4 million. The Company’s income tax expense for the six months ended June 30, 2024 primarily resulted from a tax expense of $2.9 million on pre-tax book income in certain tax jurisdictions, and discrete items that included $295.1 million of net tax expense from the valuation allowance on United States federal and state net deferred tax assets, and $3.0 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by an income tax benefit of $1.1 million related to restructuring charges, and an income tax benefit related to the foreign provision to income tax return adjustments of $0.4 million.
As of June 30, 2025 and December 31, 2024, the Company’s gross unrecognized tax benefits were $30.6 million and $27.0 million, respectively. If recognized, $13.5 million of these unrecognized tax benefits (net of United States federal benefit) as of June 30, 2025 would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances.
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
In 2021, the Organization for Economic Co-operation and Development (OECD) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (Pillar Two) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. The Company assessed the impact of Pillar Two and determined that there is no material impact on the provision for income taxes for the three and six

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
months ended June 30, 2025. The Company will continue to monitor future guidance issued and assess the potential impact on the Company’s condensed consolidated financial statements.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which new tax legislation is enacted. Consequently, as of the July 4, 2025 date of enactment, the Company will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to its Condensed Consolidated Financial Statements as a result of the OBBBA, and the results of such evaluation will be reflected in its disclosures for the period ended September 30, 2025. However, since the Company has a full valuation allowance on its United States federal and state deferred tax assets, the Company does not expect the OBBBA to have a material tax impact on its Condensed Consolidated Financial Statements.

10. Commitments, contingencies, and guarantees
Facility leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2033.
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost (1)	$2,343	$2,506	$4,419	$5,306
Sublease income	(723)	(649)	(1,446)	(1,372)
Right-of-use asset impairment cost	—	3,276	—	3,276
Net lease cost	$1,620	$5,133	$2,973	$7,210
(1)    Operating lease costs include immaterial variable lease costs and amounts related to restructuring charges, which are discussed in Note 12 Restructuring charges.

Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,082	$6,941
Right-of-use assets obtained in exchange for operating lease liabilities	1,581	4,801

Supplemental balance sheet information related to leases was as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years) - operating leases	2.94	3.10
Weighted-average discount rate - operating leases	6.4%	6.3%

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
As of June 30, 2025, maturities of operating lease liabilities were as follows:

(in thousands)	June 30, 2025
2025 (remaining 6 months)	$6,365
2026	13,758
2027	2,711
2028	1,301
2029	884
Thereafter	2,918
Total lease payments	27,937
Less: Imputed interest	(2,783)
Present value of lease liabilities	$25,154
Other commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements; and various other contractual commitments. As of June 30, 2025, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $196.9 million.
Legal proceedings and investigations. Since 2015, Contour IP Holdings LLC (CIPH) and related entities have filed lawsuits in various federal district courts alleging, among other things, patent infringement in relation to certain GoPro products. Following litigation in federal courts and the United States Patent and Trademark Office, CIPH’s patents were ruled invalid in March 2022. Judgment was then entered in favor of the Company and against CIPH. CIPH later appealed to the Federal Circuit. In September 2024, the Federal Circuit panel reversed the district court ruling. On remand, the district court set a trial date for September 29, 2025.
On March 29, 2024, the Company filed a complaint with the U.S. International Trade Commission (ITC) and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc., and Arashi Vision (U.S.) LLC, both d/b/a Insta360 (Insta360). The complaint and lawsuit each allege infringement of certain GoPro patents related to the Company’s cameras and digital imaging technology. Insta360 has filed inter partes review (IPR) petitions seeking to challenge the validity of the GoPro patents asserted against Insta360, some of which have been instituted by the Patent Trial and Appeal Board. Insta360 has also filed three patent infringement actions against the Company in China (Jiangsu High Court, Changsha Intermediate Court IP Tribunal, and Shenzhen Intermediate People’s Court), which the Company believes lacks merit and intends to defend against. The ITC held a hearing on GoPro’s complaint in January 2025. On July 10, 2025, a United States Administrative Law Judge (ALJ) of the ITC issued an Initial Determination, finding that Insta360 violated federal law by importing and selling in the United States products that infringe the Company’s intellectual property covering the Company’s iconic HERO camera design. The ALJ also ruled on infringement, validity, and other issues with respect to other patents asserted by the Company, including ruling that some claims of certain patents were not shown to be infringed and some claims of certain patents had been shown to be invalid. The ITC is expected to issue its Final Determination on all the Company’s infringement claims against Insta360 by November 10, 2025.
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. It is not possible to determine the maximum potential

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of June 30, 2025, the Company has not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	June 30, 2025	December 31, 2024
Customer A	30%	26%
Customer B	12%	*
* Less than 10% of net accounts receivable for the periods indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Accounts receivable sold	$28,575	$19,850	$35,532	$37,492
Factoring fees	544	290	667	526
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Customer A	19%	*	15%	*
Customer B	11%	13%	14%	11%
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Geographic information
Revenue by geographic region, based on ship-to locations, was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Americas	$98,780	$88,719	$180,635	$165,316
Europe, Middle East and Africa (EMEA)	35,128	64,490	75,204	116,498
Asia and Pacific (APAC)	18,735	33,015	31,112	59,879
Total revenue	$152,643	$186,224	$286,951	$341,693
Revenue from the United States, which is included in the Americas geographic region, was $81.6 million and $68.3 million for the three months ended June 30, 2025 and 2024, respectively, and $144.4 million and $124.6 million for the six months ended June 30, 2025 and 2024, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of June 30, 2025 and December 31, 2024, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $3.8 million and $3.5 million, respectively.

12. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$(1)	$152	$1	$165
Research and development	(426)	1,565	336	2,595
Sales and marketing	32	920	509	1,470
General and administrative	684	411	1,873	1,030
Total restructuring charges	$289	$3,048	$2,719	$5,260
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

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2024	$2,535	$6,038	$8,573
Cash paid	(2,143)	—	(2,143)
Non-cash reductions	(174)	—	(174)
Restructuring liability as of June 30, 2025	$218	$6,038	$6,256
First quarter 2024 restructuring
In March 2024, the Company approved a restructuring plan to reduce operating costs and drive stronger operating leverage by reducing the Company’s global workforce by approximately 4% and closing certain office space. Under the first quarter 2024 restructuring plan, the Company recorded restructuring charges of $2.3 million related to severance, $3.3 million related to a right-of-use asset impairment upon ceasing the use of part of the

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Company’s headquarters campus and $0.6 million related to office space charges. The right-of-use asset impairment charge was recorded as a restructuring expense, primarily in the operating expense financial statement line items in the Condensed Consolidated Statements of Operations. The unused portion of the Company’s headquarters campus has its own identifiable expenses and is not dependent on other parts of the Company, and thus was considered its own asset group. As a result, the Company impaired the carrying value of the related right-of-use asset to its estimated fair value using the discounted cash flows method. The discounted future cash flows were based on a discount rate based on the weighted-average cost of capital. As of March 31, 2025, all restructuring charges related to the first quarter 2024 restructuring plan have been paid.

13. Subsequent events
On August 4, 2025, the Company entered into a Credit Agreement (the 2025 Credit Agreement) with Farallon Capital Management, L.L.C., as administrative agent and collateral agent (the Agent), and Mateo Financing LLC (the Lender). The 2025 Credit Agreement provides for a second lien credit facility up to $50.0 million (the 2025 Term Loan). The 2025 Credit Agreement will mature, and any outstanding borrowings become due and payable on January 22, 2028.
Borrowed funds accrue interest, at the Company’s option option, at a rate equal to (i) the applicable one or three-month secured overnight financing rate (SOFR) plus 7.5%, or (ii) the Base Rate plus 6.50%. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50% or (iii) a per annum rate equal to the SOFR plus 1.00%. During an event of default, the applicable interest rates are increased by 2.0% per annum. For Base Rate loans, the Company will pay interest on a quarterly basis and at the maturity date. For SOFR rate loans, the Company will pay interest at least quarterly, or more frequently, as defined in the 2025 Credit Agreement, and at the maturity date. The Company shall make quarterly principal payments on the 2025 Term Loan, with the remaining principal due on the maturity date. Under the 2025 Credit Agreement, the Company may be obligated to pay additional amounts which would allow for a minimum return, as defined by the 2025 Credit Agreement. The 2025 Term Loan is subject to mandatory prepayment in certain cases involving asset dispositions, debt issuances, certain receipts of cash proceeds from insurance and other extraordinary receipts, and change in control. The Company is required to apply 25% of excess cash flow to repay the 2025 Term Loan. Prepayments of the 2025 Term Loan, whether optional, mandatory, before, on or after January 22, 2028, or as a result of any acceleration of the 2025 Term Loan as a result of an event of default, require a prepayment premium in an amount set forth in the 2025 Credit Agreement. Amounts owed under the 2025 Credit Agreement are guaranteed by certain of the Company’s domestic subsidiaries, and are secured by a second lien security interest in substantially all of the assets of the Company and certain of the Company’s subsidiaries.
The 2025 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including financial covenants. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases and other matters, all subject to certain exceptions. The financial covenants require (a) the Company to maintain liquidity (defined as unrestricted cash, cash equivalents and availability under the 2021 Credit Agreement) of at least $40.0 million, subject to a step-down to $30.0 million upon achievement of a total leverage ratio below 1.00:1.00; (b) the Company not to have EBITDA (as defined in the 2025 Credit Agreement) of (i) less than $10.0 million for the fiscal quarter ending December 31, 2025, (ii) less than $10.0 million for the period of four consecutive fiscal quarters ending March 31, 2026, (iii) less than $22.0 million for the period of four consecutive fiscal quarters ending June 30, 2026, (iv) less than $30.0 million for the period of four consecutive fiscal quarters ending September 30, 2026 or (v) less than $40.0 million for any period of four consecutive fiscal quarters ending on or after December 31, 2026; and (c) the Company not to permit an asset coverage ratio (defined as the ratio of (x) the sum of unrestricted cash, cash equivalents, and certain accounts and inventory, divided by (y) the sum of accounts payable and total debt) of less than (i) on or prior to December 31, 2025, 1.25:1.00 or (ii) thereafter, 1.15:1.00. Additionally, from August 4, 2025 through the maturity of the 2025 Notes, the 2025 Credit Agreement requires the Company to hold the full amount due upon the maturity of the 2025 Notes in a restricted account.
The 2025 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
control and certain material ERISA events. An event of default would also occur in the event the Company fails to maintain the listing of its common stock on the Nasdaq stock market for a period of 30 consecutive days. The occurrence of an event of default could result in the acceleration of the obligation under the 2025 Credit Agreement and 2021 Credit Agreement.
As of August 4, 2025, there was $50.0 million outstanding under the 2025 Term Loan. As of August 4, 2025, the Company was in compliance with all of the financial covenants contained in the 2025 Credit Agreement.
In connection with the 2025 Credit Agreement, the Company issued an aggregate of 11,076,968 warrants to purchase shares of its common stock at an exercise price of $1.25. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on August 1, 2035. Any warrants not exercised prior to such time will expire.
Further, as discussed in Note 5 Financing arrangements, in order to permit entry into the 2025 Credit Agreement, on August 4, 2025, the Company entered into Amendment No. 2 to its 2021 Credit Agreement with Wells Fargo Bank, National Association, as administrative agent (in such capacity, the RCF Agent) and the several lenders from time to time party thereto (the Revolving Lenders). The amendment grants the RCF Agent and Revolving Lenders a first-priority security interest in all of the Company’s intellectual property registrations and applications pursuant to an Amended and Restated Guaranty and Security Agreement and subject to an intercreditor agreement with the Agent and Lender under the 2025 Credit Agreement.

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
•Results of Operations. Analysis of our financial results comparing the second quarter and first six months of 2025 to 2024.
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
In September 2024, we began shipping our HERO13 Black flagship camera that includes our GP2 processor, HyperSmooth 6.0 image stabilization, hybrid-log gamma (HLG) high dynamic range (HDR) photos and videos in 5.3K at 60 frames per second (FPS) and 4K at 60 FPS, and a higher capacity battery resulting in longer runtimes and improved thermal performance. HyperSmooth 6.0 image stabilization features AutoBoost, which analyzes up to 4x more data compared to HyperSmooth 5.0 while supporting 360-degree Horizon Lock. The HERO13 Black also includes 10-bit color video at up to 5.3K video at 60 FPS, 27-megapixel photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and HyperView, which allows for a 16:9 field of view, Superview and Horizon Leveling. The HERO13 Black also includes a front-facing and rear touch display, TimeWarp 3.0, a Timecode Sync feature, and a Night Effects Time Lapse feature. In March 2025, we shipped a limited edition HERO13 Black in a Polar White colorway, and in June 2025, we shipped another limited edition HERO13 Black in a Forest Green colorway, both of which included all of the features of our flagship camera. We also offer our Ultra

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Wide Lens Mod, Macro Lens Mod, Anamorphic Lens Mod and a ND Filter 4-Pack for HERO13 Black. The Ultra Wide Lens Mod allows for an ultra wide-angle digital lens for 4K video at 60 FPS, the Macro Lens Mod allows the HERO13 Black to focus on objects 4x closer than prior generation cameras, and the Anamorphic Lens Mod captures ultra wide-angle footage with reduced distortion and lets anyone tell their stores using the 21:9 aspect ratio used in feature films. The ND Filter 4-Pack allows the HERO13 Black to create motion blur. Additionally, we offer our HERO13 Black Creator Edition, which combines the HERO13 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.
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
We continue to monitor the current evolving macroeconomic landscape. Inflation, fluctuating interest rates, tariffs and recession concerns places increasing pressure on many areas of our business, including hardware and software product pricing, operating expenses, component pricing and consumer spending. In the past, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. Revenue from the U.S. was 50.3% and 36.5% of revenue in six months ended June 30, 2025 and 2024, respectively. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively impacted. See Item 1A. Risk Factors for further discussion of the possible impact of evolving macroeconomic conditions on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

				% Change
(units and dollars in thousands, except per share amounts)	Q2 2025	Q1 2025	Q2 2024		Q2 2025 vs. Q1 2025		Q2 2025 vs. Q2 2024
Revenue	$152,643	$134,308	$186,224		14%		(18)%
Camera units shipped (1)	408	385	576		6%		(29)%
Gross margin (2)	35.8%	32.1%	30.5%	370	bps	530	bps
Operating expenses	$68,670	$88,357	$103,219		(22)%		(33)%
Net loss	$(16,422)	$(46,709)	$(47,821)		(65)%		(66)%
Diluted net loss per share	$(0.10)	$(0.30)	$(0.31)		(67)%		(68)%
Cash provided by (used in) operations	$8,752	$(57,186)	$605		(115)%		1,347%

Other financial information:
Adjusted EBITDA (3)	$(5,690)	$(15,707)	$(33,426)		(64)%		(83)%
Non-GAAP net loss (4)	$(11,957)	$(19,444)	$(36,179)		(39)%		(67)%
Non-GAAP diluted net loss per share	$(0.08)	$(0.12)	$(0.24)		(33)%		(67)%
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
Second Quarter 2025 financial performance
Revenue for the second quarter of 2025 was $152.6 million, which represented an 18.0% decrease from the same period in 2024 of $186.2 million. The year-over-year decrease was primarily driven by lower camera and accessory unit sales, partially offset by less promotional activity in 2025 compared to the same period in 2024. Camera units shipped in the second quarter of 2025 decreased 29.2% year-over-year to 408 thousand, compared to 576 thousand in the same period in 2024, primarily due to consumer-related macroeconomic issues resulting in a softer global consumer market and an increasingly global competitive landscape. In the second quarter of 2025, our average selling price increased 15.7% year-over-year to $374. Average selling price is defined as total reported revenue divided by camera units shipped. Our second quarter of 2025 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 75% compared to 76% for the same period in 2024. Retail revenue was $111.5 million in the second quarter of 2025 and represented 73.0% of total revenue, compared to 73.6% of total revenue for the same period in 2024. GoPro.com revenue, which includes subscription and service revenue, was $41.2 million in the second quarter of 2025 and represented 27.0% of total revenue, compared to 26.4% of total revenue for the same period in 2024. Our overall subscription attach rate from both sales on GoPro.com and from post-camera purchases at retail was 56% in the second quarter of 2025, up 24% from a 45% attach rate in the same period in 2024. Our aggregate retention rate for annual subscribers was 68% in the second quarters of 2025 and 2024. Our gross margin percentage for the second quarter of 2025

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
was 35.8%, compared to 30.5% in the same period in 2024. Net loss for the second quarter of 2025 was $16.4 million, compared to a net loss of $47.8 million for the same period in 2024. Adjusted EBITDA for the second quarter of 2025 was negative $5.7 million, compared to negative $33.4 million in the same period in 2024.
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
Driving profitability through improved efficiency, lower costs, and better execution. We incurred operating losses in the first half of 2025 and for the full year 2024. We continue to make strategic decisions to drive volume, growth, and profitability in our business. Restructuring actions in 2024 and prior restructuring actions, along with continued cost management have resulted in a more efficient global organization that has allowed for improved communication and alignment among our functional teams. We are changing our approach to operate in a leaner, more focused manner that we believe is sustainable and strategic for long-term success and improved financial performance. This includes pursuing a hardware and software product roadmap we believe will drive innovation, differentiation, and growth. In the longer term, this includes increasing our total addressable market by introducing new, innovative hardware and software products, increasing unit sales volume of our new and existing products, and increasing our subscriber base. Our expectation is that sales from our retail channel will continue to increase relative to sales on GoPro.com. While growth in subscribers and subscription and service revenue has slowed, we continue to make strategic decisions to enhance our subscription offerings to grow subscribers and increase subscriber retention that results in an increase in subscription and service revenue.
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

Results of Operations
The following table sets forth the components of our Condensed Consolidated Statements of Operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2025		2024		2025		2024
Revenue	$152,643	100%	$186,224	100%	$286,951	100%	$341,693	100%
Cost of revenue	97,980	64	129,514	70	189,139	66	231,945	68
Gross profit	54,663	36	56,710	30	97,812	34	109,748	32
Operating expenses:
Research and development	30,503	20	46,932	25	60,060	21	91,544	27
Sales and marketing	25,275	17	41,353	22	48,533	17	76,499	22
General and administrative	12,892	8	14,934	8	29,834	10	29,627	9
Goodwill impairment	—	—	—	—	18,600	6	—	—
Total operating expenses	68,670	45	103,219	55	157,027	54	197,670	58
Operating loss	(14,007)	(9)	(46,509)	(25)	(59,215)	(20)	(87,922)	(26)
Other income (expense):
Interest expense	(1,436)	(1)	(790)	—	(2,233)	(1)	(1,464)	—
Other income, net	330	—	811	—	1,278	—	2,019	1
Total other income (expense), net	(1,106)	(1)	21	—	(955)	(1)	555	1
Loss before income taxes	(15,113)	(10)	(46,488)	(25)	(60,170)	(21)	(87,367)	(25)
Income tax expense	1,309	1	1,333	1	2,961	1	299,542	88
Net loss	$(16,422)	(11)%	$(47,821)	(26)%	$(63,131)	(22)%	$(386,909)	(113)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended June 30,			Six months ended June 30,
	2025	2024	% Change	2025	2024	% Change
Camera units shipped	408	576	(29)%	793	969	(18)%

Average selling price	$374	$323	16	$362	$352	3

Retail	$111,482	$137,104	(19)	$205,363	$243,418	(16)
Percentage of revenue	73.0%	73.6%		71.6%	71.2%
GoPro.com	$41,161	$49,120	(16)	$81,588	$98,275	(17)
Percentage of revenue	27.0%	26.4%		28.4%	28.8%
Total revenue	$152,643	$186,224	(18)%	$286,951	$341,693	(16)%

Americas	$98,780	$88,719	11%	$180,635	$165,316	9%
Percentage of revenue	64.7%	47.6%		63.0%	48.4%
Europe, Middle East and Africa (EMEA)	$35,128	$64,490	(46)	$75,204	$116,498	(35)
Percentage of revenue	23.0%	34.6%		26.2%	34.1%
Asia and Pacific (APAC)	$18,735	$33,015	(43)	$31,112	$59,879	(48)
Percentage of revenue	12.3%	17.8%		10.8%	17.5%
Total revenue	$152,643	$186,224	(18)%	$286,951	$341,693	(16)%
Revenue for the second quarter of 2025 was $152.6 million, or an 18.0% decrease from the same period in 2024 where revenue was $186.2 million. The year-over-year decrease was primarily driven by lower camera and accessory unit sales, partially offset by less promotional activity. Camera units shipped in the second quarter of 2025 decreased 29.2% year-over-year to 408 thousand, compared to 576 thousand in the same period in 2024, primarily due to consumer-related macroeconomic issues resulting in a softer global consumer market and an increasingly global competitive landscape. Our second quarter of 2025 average selling price increased 15.7% year-over-year to $374. Our second quarter of 2025 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 75%, compared to 76% for the same period in 2024. Retail revenue was $111.5 million in the second quarter of 2025 and represented 73.0% of total revenue, compared to 73.6% of total revenue for the same period in 2024. GoPro.com revenue, which includes subscription and service revenue, was $41.2 million in the second quarter of 2025 and represented 27.0% of total revenue, compared to 26.4% of total revenue for the same period in 2024.
Revenue for the first six months of 2025 was $287.0 million, or a 16.0% decrease from the same period in 2024 where revenue was $341.7 million. The decrease was primarily driven by lower camera and accessory unit sales, partially offset by less promotional activity. Camera units shipped in the first six months of 2025 decreased 18.2% year-over-year to 793 thousand, compared to 969 thousand in the same period in 2024, primarily due to consumer-related macroeconomic issues resulting in a softer global consumer market and an increasingly global competitive landscape. In the first six months of 2025, our average selling price increased 2.6% year-over-year to $362, and our camera revenue mix from cameras with an MSRP equal to or greater than $400 was 73%, compared to 74% for the same period in 2024. Retail revenue was $205.4 million for the first six months of 2025 and represented 71.6% of total revenue, compared to 71.2% of total revenue for the same period in 2024. GoPro.com revenue was $81.6 million for the first six months of 2025 and represented 28.4%, compared to 28.8% of total revenue for the same period in 2024.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cost of revenue and gross margin

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2025	2024	% Change		2025	2024	% Change
Cost of revenue	$97,741	$129,023	(24)%		$188,650	$231,026	(18)%
Stock-based compensation	240	339	(29)		488	754	(35)
Restructuring costs	(1)	152	(101)		1	165	(99)
Total cost of revenue	$97,980	$129,514	(24)%		$189,139	$231,945	(18)%
Gross margin	35.8%	30.5%	530	bps	34.1%	32.1%	200	bps
Gross margin of 35.8% for the second quarter of 2025 increased from 30.5% in the same period of 2024, or 530 bps, primarily driven by less sales promotional activity (630 bps) and an increase in subscription and service revenue as a percentage of total revenue (80 bps), partially offset by increased tariff costs (180 bps).
Gross margin of 34.1% in the first half of 2025 increased from 32.1% in the same period of 2024, or 200 bps, primarily driven by an increase in subscription and service revenue as a percentage of total revenue (170 bps), less sales promotional activity (130 bps), and a decrease of other operational costs (50 bps), partially offset by a $5.0 million one-time sale of inventory in the first quarter of 2025 (150 bps).
Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Research and development	$27,779	$40,882	(32)%	$53,285	$80,043	(33)%
Stock-based compensation	2,681	4,016	(33)	5,501	8,281	(34)
Acquisition-related costs	469	469	—	938	625	50
Restructuring costs	(426)	1,565	(127)	336	2,595	(87)
Total research and development	$30,503	$46,932	(35)%	$60,060	$91,544	(34)%
Percentage of revenue	20.0%	25.2%		20.9%	26.8%
The year-over-year decrease of $16.4 million, or 35.0%, in total research and development expense for the second quarter of 2025 compared to the same period of 2024 was primarily driven by a $6.3 million decrease in consulting and professional services primarily for development work on our next generation system-on-chip, a $5.5 million decrease in cash-based personnel-related costs, a $2.0 million decrease in restructuring costs, a $1.3 million decrease in stock-based compensation expense, and a $0.5 million decrease in research and development foreign tax credits.
The year-over-year decrease of $31.5 million, or 34.4%, in total research and development expense in the first half of 2025 compared to the same period of 2024 was primarily driven by a $12.3 million decrease in consulting and professional services, a $12.2 million decrease in cash-based personnel-related costs, a $2.8 million decrease in stock-based compensation expense, a $2.3 million decrease in restructuring costs, and a $1.5 million decrease in allocated facilities, depreciation, and supporting overhead expenses.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Sales and marketing

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Sales and marketing	$24,308	$38,888	(37)%	$46,207	$71,740	(36)%
Stock-based compensation	935	1,545	(39)	1,817	3,289	(45)
Restructuring costs	32	920	(97)	509	1,470	(65)
Total sales and marketing	$25,275	$41,353	(39)%	$48,533	$76,499	(37)%
Percentage of revenue	16.6%	22.2%		16.9%	22.4%
The year-over-year decrease of $16.1 million, or 38.9%, in total sales and marketing expense for the second quarter of 2025 compared to the same period of 2024 was primarily driven by a $9.4 million decrease in advertising and marketing expenses, primarily attributable to online campaigns, activation events and sponsorships, a $2.2 million decrease in cash-based personnel-related costs, a $1.9 million decrease in consulting and professional services, a $0.9 million decrease in restructuring costs, and a $0.6 million decrease in stock-based compensation expense.
The year-over-year decrease of $28.0 million, or 36.6%, in total sales and marketing expense in the first half of 2025 compared to the same period of 2024 was primarily driven by a $15.5 million decrease in advertising and marketing expenses, primarily attributable to online campaigns, sponsorships and activation events, a $4.5 million decrease in cash-based personnel-related costs, a $3.6 million decrease in consulting and professional services, a $1.5 million decrease in stock-based compensation expense, a $1.0 million decrease in restructuring costs, and a $0.8 million decrease in allocated facilities, depreciation, and supporting overhead expenses.
General and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
General and administrative	$10,948	$12,532	(13)%	$25,278	$23,579	7%
Stock-based compensation	1,260	1,891	(33)	2,680	4,237	(37)
Acquisition-related costs	—	100	(100)	3	781	(100)
Restructuring costs	684	411	66	1,873	1,030	82
Total general and administrative	$12,892	$14,934	(14)%	$29,834	$29,627	1%
Percentage of revenue	8.4%	8.0%		10.4%	8.7%
The year-over-year decrease of $2.0 million, or 13.7%, in total general and administrative expense for the second quarter of 2025 compared to the same period of 2024 was primarily driven by a $1.3 million decrease in cash-based personnel-related costs and a $0.6 million decrease in stock-based compensation expense.
The year-over-year increase of $0.2 million, or 0.7%, in total general and administrative expense for the first half of 2025 compared to the same period of 2024 was primarily driven by a $4.3 million increase in consulting and professional services, partially offset by a $2.7 million decrease in cash-based personnel-related costs and a $1.6 million decrease in stock-based compensation expense.
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
See Note 12 Restructuring charges, to the Notes to Condensed Consolidated Financial Statements.
Other income (expense)

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Interest expense	$(1,436)	$(790)	82%	$(2,233)	$(1,464)	53%
Other income, net	330	811	(59)	1,278	2,019	(37)
Total other income (expense), net	$(1,106)	$21	(5,367)%	$(955)	$555	(272)%
Total other income (expense), net was expense of $1.1 million for the second quarter of 2025 compared to income of $21 thousand in the same period of 2024. The year-over-year change of approximately $1.1 million was primarily due to a $0.6 million increase in cash interest expense, primarily driven by an increase in fees related to factoring of receivables, interest related to our $25.0 million draw from our 2021 Credit Agreement in February 2025 and subsequent $20.0 million repayment in June 2025, and a $0.5 million decrease in interest income due to overall lower cash and investment balances.
Total other income (expense), net was expense of $1.0 million for the first half of 2025 compared to income of $0.6 million in the same period of 2024. The year-over-year change of $1.5 million was primarily due to overall lower cash and investment balances resulting in a $1.9 million decrease in interest income and a $0.8 million increase in cash interest expense, primarily driven by our $25.0 million draw from our 2021 Credit Agreement in February 2025 and subsequent $20.0 million repayment in June 2025, and an increase in fees related to factoring of receivables.
Income taxes

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Income tax expense	$1,309	$1,333	(2)%	$2,961	$299,542	(99)%
We recorded an income tax expense of $1.3 million for the three months ended June 30, 2025 on pre-tax net loss of $15.1 million. Our income tax expense for the three months ended June 30, 2025 primarily resulted from a tax expense of $1.7 million on pre-tax book income in certain tax jurisdictions and discrete items that included $0.4 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by a net decrease in the valuation allowance of $0.4 million, a net income tax benefit on goodwill impairment of $0.3 million and foreign provision to income tax return adjustments of $0.2 million.
We recorded an income tax expense of $3.0 million for the six months ended June 30, 2025 on pre-tax net loss of $60.2 million. Our income tax expense for the six months ended June 30, 2025 primarily resulted from a tax expense of $3.3 million on pre-tax book income in certain tax jurisdictions and discrete items that included $2.6 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by a net decrease in the valuation allowance of $2.0 million, an income tax benefit of $0.5 million related to restructuring charges, a net tax benefit on goodwill impairment of $0.3 million and foreign provision to income tax return adjustments of $0.2 million.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Each quarter, we assess the realizability of our deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. In the assessment for the period ended June 30, 2025, we concluded that it remains more likely than not that our United States federal and state deferred tax assets would not be realizable. We will continue to monitor our financial results and future projections to assess the realizability of our deferred tax assets. In the event there is a need to release the valuation allowance, a corresponding tax benefit would be recognized. Our foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that our foreign deferred tax assets will be realized and thus, a valuation allowance is not required on our foreign deferred tax assets.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which new tax legislation is enacted. Consequently, as of the July 4, 2025 date of enactment, we will evaluate all deferred tax balances under the newly enacted tax law and identify any other changes required to our Condensed Consolidated Financial Statements as a result of the OBBBA, and the results of such evaluation will be reflected in our disclosures for the period ended September 30, 2025. However, since we have a full valuation allowance on our United States federal and state deferred tax assets, we do not expect the OBBBA to have a material tax impact on our Condensed Consolidated Financial Statements.
See Note 9 Income taxes, to the Notes to Condensed Consolidated Financial Statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$58,571	$102,811
Marketable securities	—	—
Total cash, cash equivalents and marketable securities	$58,571	$102,811
Percentage of total assets	13%	19%
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
As of June 30, 2025, our cash, cash equivalents, and marketable securities totaled $58.6 million. Our cash, net of the outstanding principal balance of the 2025 Notes, as of June 30, 2025, was negative $40.2 million. The overall cash used in operating activities of $48.4 million for the six months ended June 30, 2025 was primarily attributable to a net loss of $63.1 million and net cash outflows from changes in our working capital of $19.1 million, partially offset by an $18.6 million goodwill impairment charge, and net cash inflows from other non-cash expenses of $15.2 million. Working capital changes for the six months ended June 30, 2025 of $19.1 million were the result of a decrease in accounts payable and other liabilities of $55.9 million and a decrease in deferred revenue of $3.9

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
million, partially offset by a decrease in inventory of $36.2 million, a decrease in prepaid expenses and other assets of $1.7 million, and a decrease in accounts receivables of $2.7 million. As of June 30, 2025, $4.9 million of cash was held by our foreign subsidiaries.
2021 Credit Facility
In January 2021, we entered into a Credit Agreement which provides for a revolving credit facility (2021 Credit Facility) under which we may borrow up to an aggregate amount of $50.0 million. In March 2023 and August 2025, we amended the 2021 Credit Agreement (collectively, the 2021 Credit Agreement). The 2021 Credit Agreement will terminate, and any outstanding borrowings become due and payable in January 2027.
The amount that may be borrowed under the 2021 Credit Agreement may be based on a customary borrowing base calculation if our Asset Coverage Ratio is at any time less than 1.50. The Asset Coverage Ratio is defined as the ratio of (i) the sum of (a) our cash and cash equivalents in the United States plus specified percentages of other qualified debt investments (Qualified Cash) plus (b) specified percentages of the net book values of our accounts receivable and certain inventory to (ii) $50.0 million.
Borrowed funds accrue interest at the greater of (i) a per annum rate equal to the base rate plus a margin of from 0.50% to 1.00% depending on our Asset Coverage Ratio or (ii) a per annum rate equal to the Secured Overnight Financing Rate plus a 10 basis point premium and a margin of from 1.50% to 2.00% depending on our Asset Coverage Ratio. We are required to pay a commitment fee on the unused portion of the 2021 Credit Facility of 0.25% per annum. Amounts owed under the 2021 Credit Agreement are guaranteed by certain of our United States subsidiaries and secured by a first priority security interest in substantially all of our assets and certain of our subsidiaries (including intellectual property registrations and applications, which is subject to an intercreditor agreement).
The 2021 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants. We are required to maintain Liquidity (the sum of unused availability under the credit facility and our Qualified Cash) of at least $40.0 million from the date we entered into the 2025 Credit Agreement as discussed in Note 13 Subsequent events through October 30, 2025, $45.0 million from October 31, 2025 through November 14, 2025, $50.0 million from November 15, 2025 through November 30, 2025, and $55.0 million from December 1, 2025 through the maturity date (of which at least $40.0 million shall be attributable to Qualified Cash during all periods), or, if the borrowing base is then in effect, minimum unused availability under the credit facility of at least $10.0 million.
As of June 30, 2025, we are in compliance with all financial covenants contained in the 2021 Credit Agreement. There is an outstanding letter of credit under the 2021 Credit Agreement of $5.2 million for certain duty-related requirements which was not collateralized by any cash on hand. In the ordinary course of business, we drew $25.0 million from our 2021 Credit Agreement in February 2025 and repaid $20.0 million in June 2025. We had $39.8 million available to draw from our 2021 Credit Agreement as of June 30, 2025.
2025 Credit Agreement
On August 4, 2025, we entered into a Credit Agreement (the 2025 Credit Agreement) with Farallon Capital Management, L.L.C., as administrative agent and collateral agent (the Agent), and Mateo Financing LLC (the Lender). The 2025 Credit Agreement provides for a second lien credit facility up to $50.0 million (the 2025 Term Loan). The 2025 Credit Agreement will mature, and any outstanding borrowings become due and payable on January 22, 2028.
Borrowed funds accrue interest, at our option, at a rate equal to (i) the applicable one or three-month secured overnight financing rate (SOFR) plus 7.5%, or (ii) the Base Rate plus 6.50%. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50% or (iii) a per annum rate equal to the SOFR plus 1.00%. During an event of default, the applicable interest rates are increased by 2.0% per annum. For Base Rate loans, we will pay interest on a quarterly basis and at the maturity date. For SOFR rate loans, we will pay interest at least quarterly, or more frequently, as defined in the 2025 Credit Agreement, and at the maturity date. We will make quarterly principal payments on the 2025 Term Loan, with the remaining principal due on the maturity date. Under the 2025 Credit Agreement, we may be obligated to pay additional amounts which would allow for a minimum return, as defined by the 2025 Credit Agreement. The 2025 Term Loan is

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
subject to mandatory prepayment in certain cases involving asset dispositions, debt issuances, certain receipts of cash proceeds from insurance and other extraordinary receipts, and change in control. We are required to apply 25% of excess cash flow to repay the 2025 Term Loan. Prepayments of the 2025 Term Loan, whether optional, mandatory, before, on or after January 22, 2028, or as a result of any acceleration of the 2025 Term Loan as a result of an event of default, require a prepayment premium in an amount set forth in the 2025 Credit Agreement. Amounts owed under the 2025 Credit Agreement are guaranteed by certain domestic subsidiaries, and are secured by a second lien security interest in substantially all of our assets and certain of our subsidiaries.
The 2025 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including financial covenants. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases and other matters, all subject to certain exceptions. The financial covenants require (a) us to maintain liquidity (defined as unrestricted cash, cash equivalents and availability under the 2021 Credit Agreement) of at least $40.0 million, subject to a step-down to $30.0 million upon achievement of a total leverage ratio below 1.00:1.00; (b) us not to have EBITDA (as defined in the 2025 Credit Agreement) of (i) less than $10.0 million for the fiscal quarter ending December 31, 2025, (ii) less than $10.0 million for the period of four consecutive fiscal quarters ending March 31, 2026, (iii) less than $22.0 million for the period of four consecutive fiscal quarters ending June 30, 2026, (iv) less than $30.0 million for the period of four consecutive fiscal quarters ending September 30, 2026 or (v) less than $40.0 million for any period of four consecutive fiscal quarters ending on or after December 31, 2026; and (c) us not to permit an asset coverage ratio (defined as the ratio of (x) the sum of unrestricted cash, cash equivalents, and certain accounts and inventory, divided by (y) the sum of accounts payable and total debt) of less than (i) on or prior to December 31, 2025, 1.25:1.00 or (ii) thereafter, 1.15:1.00. Additionally, from August 4, 2025 through the maturity of the 2025 Notes, the 2025 Credit Agreement requires us to hold the full amount due upon the maturity of the 2025 Notes in a restricted account.
The 2025 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain material ERISA events. An event of default would also occur in the event we fail to maintain the listing of our common stock on the Nasdaq stock market for a period of 30 consecutive days. The occurrence of an event of default could result in the acceleration of the obligation under the 2025 Credit Agreement and 2021 Credit Agreement.
As of August 4, 2025, there was $50.0 million outstanding under the 2025 Term Loan. As of August 4, 2025, we were in compliance with all of the financial covenants contained in the 2025 Credit Agreement.
In connection with the 2025 Credit Agreement, we issued an aggregate of 11,076,968 warrants to purchase shares of our common stock at an exercise price of $1.25. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on August 1, 2035. Any warrants not exercised prior to such time will expire.
Convertible Notes
In November 2020, we issued $143.8 million aggregate principal amount of 2025 Notes in a private placement to purchasers for resale to qualified institutional buyers. In November 2023, we repurchased $50.0 million in aggregate principal amount of the 2025 Notes, reducing the amount owed on the 2025 Notes to $93.8 million. The 2025 Notes mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. Prior to August 15, 2025, the 2025 Notes are convertible at the option of the holder, at an initial conversion rate of 107.1984 shares of Class A common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $9.3285 per share of common stock, subject to adjustment. Conversion will be settled in cash, shares of our Class A common stock, or a combination thereof, at our election. We pay interest on the 2025 Notes semi-annually, which is due on May 15 and November 15 of each year.

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
Liquidity
The accompanying Condensed Consolidated Financial Statements have been prepared assuming we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. In the six months ended June 30, 2025, our performance continued to be impacted by consumer related-macroeconomic issues resulting in a softer global consumer market, an increasingly global competitive landscape and the delay of our next generation 360-camera. During the six months ended June 30, 2025, our revenue declined 16.0% from the same period of 2024 which resulted in operating losses of $59.2 million and operating cash outflows of $48.4 million. As of June 30, 2025, we had $58.6 million in cash and cash equivalents and an accumulated deficit of $744.7 million. The 2025 Notes with an outstanding principal of $93.8 million matures on November 15, 2025, unless earlier repurchased or converted at the option of the holder into shares of our Class A common stock under certain circumstances. In the ordinary course of business, we drew $25.0 million from our 2021 Credit Agreement in February 2025 and repaid $20.0 million in June 2025. We had $39.8 million available to draw as of June 30, 2025.
We have considered and assessed our ability to continue as a going concern for at least 12 months from the issuance of these Condensed Consolidated Financial Statements. Our assessment included the preparation of a cash flow forecast taking into account the restructuring actions already implemented in 2024 and the 2025 Credit Agreement, as discussed in Note 13 Subsequent events, which provided $50.0 million in August 2025. We considered additional actions within our control that we would implement, if necessary, to maintain liquidity and operations in the ordinary course of business including payment of the 2025 Notes upon maturity. The 2025 operational plan is structured to i) realize the savings in wages and benefits from the headcount reductions as part of our 2024 restructuring plans; ii) lower research and development costs from the completion of a next generation system-on-chip and rationalized product roadmap, and the reduction of sales and marketing expenses to a reduced level consistent with the business size; and iii) effectively manage working capital, specifically our intention to manage inventory levels to better align with our current run rates and seasonality of the business, and our intention to continue to effectively manage the collection of accounts receivables.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2025	2024	% Change
Net cash provided by (used in):
Operating activities	$(48,434)	$(97,798)	(50)%
Investing activities	$(1,783)	$10,012	(118)%
Financing activities	$4,750	$(800)	(694)%
Cash flows from operating activities
Cash used in operating activities of $48.4 million for the six months ended June 30, 2025 was primarily attributable to a net loss of $63.1 million and net cash outflows from changes in our working capital of $19.1 million, partially offset by an $18.6 million goodwill impairment charge, and net cash inflows from other non-cash expenses of $15.2 million. Working capital changes for the six months ended June 30, 2025 of $19.1 million were the result of a decrease in accounts payable and other liabilities of $55.9 million and a decrease in deferred revenue of $3.9 million, partially offset by a decrease in inventory of $36.2 million, a decrease in prepaid expenses and other assets of $1.7 million, and a decrease in accounts receivables of $2.7 million.
Cash flows from investing activities
Cash used in investing activities of $1.8 million for the six months ended June 30, 2025 was primarily attributable to net purchases of property and equipment of $1.8 million.
Cash flows from financing activities
Cash provided by financing activities of $4.8 million for the six months ended June 30, 2025 was primarily attributable to a $25.0 million draw on our 2021 Credit Agreement and $0.4 million of cash inflows from stock purchases made through our employee stock purchase plan, partially offset a $20.0 million repayment on our 2021 Credit Agreement, and $0.6 million in tax payments for net restricted stock unit (RSU) settlements.
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
In the first quarter of 2025, our market capitalization declined 38% from December 31, 2024, in part due to recent tariff and geopolitical events, resulting in our market capitalization no longer exceeding the carrying value of our single reporting unit as of March 31, 2025. As a result, we performed a quantitative goodwill impairment analysis and estimated the fair value of our single reporting unit utilizing the income approach using a discounted future

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
cash flow model and a market approach. The analysis required estimates which required significant judgment related to the estimation of future cash flow and discount rates. The analysis was dependent on internal forecasts, estimation of the long-term revenue growth rates, terminal growth rates, profitability measures and determination of the discount rate. As a result of the quantitative impairment test, we concluded that the carrying value of our single reporting unit exceeded its fair value, resulting in the recognition of a $18.6 million goodwill impairment charge in the first quarter of 2025.
In the second quarter of 2025, our market capitalization increased 15% from March 31, 2025, and as such, we do not believe that it is more likely than not that the fair value of our single reporting unit is less than the carrying value as of June 30, 2025. Using the market capitalization approach, the fair value of our single reporting unit is estimated based on the trading price of our stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business. As of June 30, 2025, the market capitalization exceeded the carrying value of our single reporting unit by 18%, which was not adjusted for an acquisition control premium which would further increase the percentage the fair value exceeded the carrying value.
The estimated fair value of our single reporting unit is sensitive to the volatility in our stock price. For example, a 5% decrease in our June 30, 2025 stock price would result in our market capitalization exceeding the carrying value of our single reporting unit by 14%, which is not adjusted for an acquisition control premium. If our market capitalization declines or future performance falls below our current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which a charge would be necessary. We will continue to monitor developments, including updates to our forecasts and market capitalization. An update of our assessment and related estimates may be required in the future.

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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended
(in thousands)	June 30, 2025	March 31, 2025	June 30, 2024
Net loss	$(16,422)	$(46,709)	$(47,821)
Income tax expense	1,309	1,652	1,333
Interest (income) expense, net	916	248	(226)
Depreciation and amortization	1,698	1,718	1,559
POP display amortization	1,751	1,732	1,202
Stock-based compensation	5,116	5,370	7,791
Gain on insurance recovery	—	(424)	—
Goodwill impairment	—	18,600	—
Restructuring and other costs	(58)	2,106	2,736
Adjusted EBITDA	$(5,690)	$(15,707)	$(33,426)
The following table presents a reconciliation of net loss to non-GAAP net loss:

	Three months ended
(in thousands, except per share data)	June 30, 2025	March 31, 2025	June 30, 2024
Net loss	$(16,422)	$(46,709)	$(47,821)
Stock-based compensation	5,116	5,370	7,791
Acquisition-related costs	469	472	569
Restructuring and other costs	(58)	2,106	2,736
Gain on insurance recovery	—	(424)	—
Goodwill impairment	—	18,600	—
Income tax adjustments	(1,062)	1,141	546
Non-GAAP net loss	$(11,957)	$(19,444)	$(36,179)

GAAP diluted net loss per share	$(0.10)	$(0.30)	$(0.31)
Non-GAAP diluted net loss per share	$(0.08)	$(0.12)	$(0.24)

GAAP and non-GAAP shares for diluted net loss per share	157,843	156,438	152,502

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com is denominated in U.S. dollars and various foreign currencies. Revenue generated from our international distributor and retail sales channels is generally priced in U.S. dollars, however we typically evaluate and adjust our international selling prices to reflect local exchange rate fluctuations. The strength of the U.S. dollar relative to other foreign currencies has negatively impacted revenue, gross margin and net income (loss) per share due to our sales outside of the United States by approximately $43.7 million in the 12 months ending June 30, 2025 relative to 2021 foreign currency rates. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Australian dollar, Japanese yen, Romanian leu and Canadian dollar. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of June 30, 2025, based on the evaluation of these controls and procedures required by Rules 13a-15(b) and 15d-15 of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1., Note 10 Commitments, contingencies, and guarantees, to the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for the three months ended June 30, 2025.

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

Further, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Fluctuations in the price of our Class A common stock may make it more difficult or costly to use equity compensation to motivate, incentivize and retain our employees. For example, since 2023, our closing stock price ranged from a high of $6.46 in the first quarter of 2023 to a low of $0.48 in the second quarter of 2025. If we are unable to attract and retain highly skilled personnel, we may not be able to achieve our strategic objectives, and our business, financial condition and operating results could be adversely affected.
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
We have experienced high subscriber growth over the past several years, but we may not be able to sustain such growth in the future or our subscriber count could decrease. In 2022 and 2023, the number of subscribers grew 43% and 12%, respectively, year-over-year. In the second quarter of 2025, our subscriber base declined 3% year-over-year to 2.45 million. Our subscription service is the highest gross margin product we offer. Our revenue growth and profitability are dependent on our ability to continuously attract and retain subscribers, and we cannot be certain that efforts to do so will be successful. Any changes to our subscription offerings, or increases to the offering costs, could have an adverse effect on the success and profitability of our subscription service, attracting new subscribers and retaining existing subscribers. There are many factors that could lead to slowing subscriber growth or a decline in subscribers, including a decline in camera sales, attach rates or retention rates, our failure to introduce new features, benefits, products, or services that customers desire, changes to existing products, services, and pricing that are not favorably received by our customers, or changes in the perceived value of our offerings. If the attach rate is less than what we forecasted, this could have a negative impact on our overall subscriber growth plans. A decline in subscribers could have an adverse effect on our business, financial condition, and operating results.
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
Litigation may be necessary to enforce our intellectual property rights. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, on March 29, 2024, we filed a complaint with the U.S. International Trade Commission and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc. and Arashi Vision (U.S.) LLC, both d/b/a Insta360 (Insta360), alleging patent infringement of certain GoPro patents related to our cameras and digital imaging technology. Insta360 has filed IPR petitions seeking to challenge the validity of the GoPro patents asserted against Insta360, some of which have been instituted. Initiating infringement proceedings against third parties, as well as defending against IPRs, can be expensive, may take significant time, and may divert management’s attention from other business concerns. The cost of protecting our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected because of any such legal actions, or a finding that any patents-in-suit are invalid or unenforceable. For example, in an initial ruling on July 10, 2025, an ALJ of the ITC determined that certain GoPro patent claims were invalid; a final ruling from the full ITC is expected November 10, 2025. These legal actions may in the future lead to additional counterclaims or countersuits against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. For example, Insta360 has filed three patent infringement actions against us in China (Jiangsu High Court, Changsha Intermediate Court IP Tribunal, and Shenzhen Intermediate People’s Court). Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our business or operations.
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
Since 2023, our closing stock price ranged from a high of $6.46 in the first quarter of 2023 to a low of $0.48 in the second quarter of 2025. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results, changes in our financial projections provided to the public or our failure to meet those projections, the public’s reaction to our press releases, other public announcements and filings with the SEC, significant transactions, or new features, products or services offered by us or our competitors, changes in our business lines and product lineup, changes in financial estimates and recommendations by securities analysts, media coverage of our business and financial performance, the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us, trends in our industry, trade regulation, any significant change in our management, and general economic conditions. These factors, as well as the volatility of our Class A common stock, could also affect the price of our convertible senior notes as well as our ability to recruit and retain employees.
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
The range in which our Class A common stock trades subjects us to delisting risk. On February 7, 2025, our Class A common stock, par value $0.0001 per share, closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market (the Bid Price Requirement). On March 25, 2025, Nasdaq Stock Market LLC (Nasdaq) notified us that we were out of compliance with the Bid Price Requirement. To regain compliance, the closing bid price for the Class A common stock needed to close over $1.00 per share for ten consecutive trading days, which it did between July 22, 2025 and August 4, 2025. On August 5, 2025, Nasdaq notified us that the Company had regained compliance with the Bid Price Requirement and the matter is closed.
As such, the Class A common stock will continue to trade on The Nasdaq Global Select Market under the symbol “GPRO,” subject to our continued compliance with the other continued listing requirements of The Nasdaq Global Select Market. Given the range in which our Class A common stock is currently trading, there can be no assurance that we will be able to maintain compliance with the Bid Price Requirement in the future. If, in the future, shares of our Class A common stock fail to maintain a minimum bid price of $1.00 at the close of more than 30 consecutive business days, the Company could receive another notice from Nasdaq, and would be subject to Nasdaq requirements to regain compliance. If our Class A common stock were to be delisted from The Nasdaq Global Select Market, we might or might not be eligible to list our shares on another market. Such a delisting could negatively impact us by, among other things, reducing the liquidity and market price of our Class A common stock. Additionally, if our Class A common stock were to be delisted, we would be subject to an event of default under the 2025 Credit Agreement.
The dual class structure of our common stock has the effect of concentrating voting control with our CEO, and we cannot predict the effect our dual class structure may have on our stock price or our business.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 66.6% of the voting power of our outstanding capital stock as of June 30, 2025, with Mr. Woodman, our Chairman and CEO, holding approximately 63.7% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Our credit agreements impose restrictions on us that may adversely affect our ability to operate our business.
As of August 4, 2025, we have entered into a second lien credit agreement in addition to the credit agreement which provides for a revolving credit facility (2021 Credit Facility). Both agreements contain restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise impact our liquidity. Specifically, the 2025 Term Loan agreement contains financial covenants that require us to maintain minimum liquidity, EBITDA, and asset coverage ratio. Our ability to comply with any particular financial covenant depends on many factors, some of which are beyond our control, and could result in material adverse consequences that negatively impact our business. Failure to comply with any particular covenant could result in default. In addition, the credit facility agreements contain, and the agreements governing the 2025 Notes contain, a cross-default provision whereby a default under one agreement would likely result in cross defaults under agreements covering other borrowings. The occurrence of a default under any of these borrowing arrangements would permit the holders of the 2025 Notes or the lenders under our credit facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the 2025 Note holders or the trustee under the indentures governing the 2025 Notes or the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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
Issuer Purchases of Equity Securities
As of June 30, 2025, we have a remaining share repurchase authorization of $60.4 million under the current stock repurchase program authorized by our Board of Directors in January 2022 and February 2023. No shares of our Class A and Class B common stock were repurchased during the three months ended June 30, 2025.

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
Set forth below is certain information regarding “Rule 10b5-1 trading arrangements” (Rule 10b5-1 trading plans) or a “non-Rule 10b5-1 trading arrangements” (non-Rule 10b5-1 trading plans), each as defined in Regulation S-K Item 408, adopted by our directors and officers (as defined in Rule 16a-1(f)) during the second quarter of fiscal year 2025. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date Plan was Adopted	Expiration Date	Total Amount of Class A Common Stock to be Sold Under the Plan	Total Amount of Class B Common Stock to be Sold Under the Plan	Total Amount of Class A & B Common Stock to be Sold Under the Plan
Brian T. McGee	Executive Vice President, Chief Financial Officer and Chief Operating Officer	5/19/2025(1)	5/19/2027	1,195,412	0	1,195,412(2)
Dean Jahnke	Senior Vice President, Global Sales and Channel Marketing	5/20/2025(3)	5/20/2026	429,615	0	429,615(4)

(1)    On May 19, 2025, Brian T. McGee, the Company’s Executive Vice President, Chief Financial Officer and Chief Operating Officer, entered into a Rule 10b5-1 trading plan (the “McGee 2025 Plan”) which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)    The McGee 2025 Plan provides for the sale of up to a maximum of 1,195,412 shares of Class A common stock comprised of shares acquired upon the vesting of restricted stock units and performance-based restricted stock units, previously vested restricted stock units and the exercise of stock options. During the term of the McGee 2025 Plan, all vested shares received pursuant to equity awards granted to Mr. McGee will exclude any shares withheld by the Company to satisfy its income tax withholding and remittance obligations in connection with the net settlement of the equity awards. Performance-based restricted stock units are subject to the satisfaction of certain performance criteria and have a payout range of 0% - 150%. Due to pricing conditions in the McGee 2025 Plan and the vesting conditions of the awards, the number of shares actually sold under the McGee 2025 Plan may be less than the maximum number of shares that can be sold, as noted in the table above. The McGee 2025 Plan will expire on May 19, 2027, or earlier if all transactions under the McGee 2025 Plan are completed.
(3)    On May 20, 2025, Dean Jahnke, the Company’s Senior Vice President, Global Sales and Channel Marketing, entered into a Rule 10b5-1 trading plan (the “Jahnke 2025 Plan”) which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(4)    The Jahnke 2025 Plan provides for the sale of up to a maximum of 429,615 shares of Class A common stock comprised of shares acquired from previously vested restricted stock units, prior purchases under our Employee Stock Purchase Plan (ESPP), and the exercise of stock options. During the term of the Jahnke 2025 Plan, all vested shares received pursuant to equity awards granted to Mr. Jahnke will exclude any shares withheld by the Company to satisfy its income tax withholding and remittance obligations in connection with the net settlement of the equity awards. Performance-based restricted stock units are subject to the satisfaction of certain performance criteria and have a payout range of 0% - 150%. Due to pricing conditions in the Jahnke 2025 Plan and the vesting conditions of the awards, the number of shares actually sold under the Jahnke Plan may be less than the maximum number of shares that can be sold, as noted in the table above. The Jahnke 2025 Plan will expire on May 20, 2026, or earlier if all transactions under the Jahnke 2025 Plan are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading plan during the second quarter ended June 30, 2025.

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

GoPro, Inc.
(Registrant)

Dated:	August 11, 2025	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	August 11, 2025	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	August 11, 2025	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)