Form 10-Q
period 2025-09-30
GoPro, Inc.
filed 2025-11-06
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2025, 133,469,729 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Risk Factors in Part II, Item 1A. of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025. Forward-looking statements include, but are not limited to, statements regarding our plans to improve product offerings; projections of results of operations, research and development plans, marketing plans, plans to invest in and expand our global retail and distribution footprint, and revenue growth drivers; plans to manage our operating expenses effectively; plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; our ability to achieve profitability if there are delays in our product launches; the impact of negative macroeconomic factors including fluctuating interest rates and inflation, market volatility, economic recession concerns, and the potential occurrence or continuation of a temporary U.S. federal government shutdown; the ability for us to grow camera sales to drive meaningful volume and subscription growth; the ability for us to maintain camera sales sufficient to drive meaningful volume, revenue, and subscriber base; our ability to acquire and retain subscribers; the impact of competition on our market share, revenue, and profitability; the effects of global conflicts and geopolitical issues such as the conflicts in the Middle East, Ukraine or China-Taiwan relations on our business; the impact of recent tariff announcements on our business including margin, revenue, and profitability; plans to settle the note conversion in cash; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the threat of a security breach or other disruption including cyber-attacks; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Quarterly Report on Form 10-Q, including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q to reflect future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$58,431	$102,811
Restricted cash	94,340	—
Accounts receivable, net	87,388	85,944
Inventory	84,064	120,716
Prepaid expenses and other current assets	34,547	29,774
Total current assets	358,770	339,245
Property and equipment, net	7,118	8,696
Operating lease right-of-use assets	12,448	14,403
Goodwill	133,751	152,351
Other long-term assets	26,521	28,983
Total assets	$538,608	$543,678

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$77,836	$85,936
Accrued expenses and other current liabilities	98,902	110,769
Short-term operating lease liabilities	11,884	10,936
Deferred revenue	52,006	55,418
Short-term debt	138,463	93,208
Total current liabilities	379,091	356,267
Long-term taxes payable	16,057	11,621
Long-term debt	43,916	—
Long-term operating lease liabilities	10,661	18,067
Other long-term liabilities	8,389	6,034
Total liabilities	458,114	391,989

Commitments, contingencies and guarantees (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 133,470 and 129,196 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	1,039,715	1,026,527
Treasury stock, at cost, 26,608 and 26,608 shares, respectively	(193,231)	(193,231)
Accumulated deficit	(765,990)	(681,607)
Total stockholders’ equity	80,494	151,689
Total liabilities and stockholders’ equity	$538,608	$543,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenue	$162,918	$258,898	$449,869	$600,591
Cost of revenue	105,751	167,052	294,890	398,997
Gross profit	57,167	91,846	154,979	201,594
Operating expenses:
Research and development	34,603	44,328	94,663	135,872
Sales and marketing	24,956	40,686	73,489	117,185
General and administrative	13,493	14,843	43,327	44,470
Goodwill impairment	—	—	18,600	—
Total operating expenses	73,052	99,857	230,079	297,527
Operating loss	(15,885)	(8,011)	(75,100)	(95,933)
Other income (expense):
Interest expense	(2,715)	(808)	(4,948)	(2,272)
Other income (expense), net	(1,881)	2,691	(603)	4,710
Total other income (expense), net	(4,596)	1,883	(5,551)	2,438
Loss before income taxes	(20,481)	(6,128)	(80,651)	(93,495)
Income tax expense	771	2,083	3,732	301,625
Net loss	$(21,252)	$(8,211)	$(84,383)	$(395,120)

Basic and diluted net loss per share	$(0.13)	$(0.05)	$(0.53)	$(2.59)

Shares used to compute basic and diluted net loss per share	158,933	153,741	157,747	152,449
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
(in thousands)	2025	2024
Operating activities:
Net loss	$(84,383)	$(395,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,216	4,711
Non-cash operating lease cost	1,955	(285)
Stock-based compensation	15,149	23,933
Goodwill impairment	18,600	—
Deferred income taxes, net	(152)	296,759
Impairment of right-of-use assets	—	3,276
Other	882	(627)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,188)	(41,746)
Inventory	36,652	(48,993)
Prepaid expenses and other assets	(2,100)	(4,650)
Accounts payable and other liabilities	(22,265)	64,807
Deferred revenue	(4,638)	(2,107)
Net cash used in operating activities	(36,272)	(100,042)

Investing activities:
Purchases of property and equipment, net	(2,717)	(3,623)
Maturities of marketable securities	—	24,000
Acquisition, net of cash acquired	—	(12,308)
Net cash provided by (used in) investing activities	(2,717)	8,069

Financing activities:
Proceeds from issuance of common stock	706	2,150
Taxes paid related to net share settlement of equity awards	(1,162)	(2,847)
Proceeds from borrowings	113,174	—
Repayment of debt	(22,601)	—
Payment of debt issuance costs	(2,282)	—
Net cash provided by (used in) financing activities	87,835	(697)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,114	157
Net change in cash, cash equivalents, and restricted cash	49,960	(92,513)
Cash, cash equivalents, and restricted cash at beginning of period	102,811	222,708
Cash, cash equivalents, and restricted cash at end of period	$152,771	$130,195

Non-cash investing and financing activities:
Receipt of equity from asset sale	$—	$999
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2023	149,897	$998,373	$(193,231)	$(249,296)	$555,846
Common stock issued under employee benefit plans, net of shares withheld for tax	2,403	1,361	—	—	1,361
Taxes paid related to net share settlements	—	(1,977)	—	—	(1,977)
Stock-based compensation expense	—	8,770	—	—	8,770
Net loss	—	—	—	(339,088)	(339,088)
Balances at March 31, 2024	152,300	1,006,527	(193,231)	(588,384)	224,912
Common stock issued under employee benefit plans, net of shares withheld for tax	430	—	—	—	—
Taxes paid related to net share settlements	—	(203)	—	—	(203)
Stock-based compensation expense	—	7,791	—	—	7,791
Net loss	—	—	—	(47,821)	(47,821)
Balances at June 30, 2024	152,730	1,014,115	(193,231)	(636,205)	184,679
Common stock issued under employee benefit plans, net of shares withheld for tax	2,031	770	—	—	770
Taxes paid related to net share settlements	—	(667)	—	—	(667)
Stock-based compensation expense	—	7,372	—	—	7,372
Net loss	—	—	—	(8,211)	(8,211)
Balances at September 30, 2024	154,761	$1,021,590	$(193,231)	$(644,416)	$183,943

Balances at December 31, 2024	155,455	$1,026,527	$(193,231)	$(681,607)	$151,689
Common stock issued under employee benefit plans, net of shares withheld for tax	2,095	360	—	—	360
Taxes paid related to net share settlements	—	(503)	—	—	(503)
Stock-based compensation expense	—	5,143	—	—	5,143
Net loss	—	—	—	(46,709)	(46,709)
Balances at March 31, 2025	157,550	1,031,527	(193,231)	(728,316)	109,980
Common stock issued under employee benefit plans, net of shares withheld for tax	633	—	—	—	—
Taxes paid related to net share settlements	—	(121)	—	—	(121)
Stock-based compensation expense	—	4,478	—	—	4,478
Net loss	—	—	—	(16,422)	(16,422)
Balances at June 30, 2025	158,183	1,035,884	(193,231)	(744,738)	97,915
Common stock issued under employee benefit plans, net of shares withheld for tax	1,546	332	—	—	332
Taxes paid related to net share settlements	—	(538)	—	—	(538)
Stock-based compensation expense (Note 7)	—	4,037	—	—	4,037
Net loss	—	—	—	(21,252)	(21,252)
Balances at September 30, 2025	159,729	$1,039,715	$(193,231)	$(765,990)	$80,494
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
Liquidity. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. In the nine months ended September 30, 2025, the Company’s performance continued to be impacted by consumer related-macroeconomic issues resulting in a softer global consumer market, an increasingly global competitive landscape and the delay of the Company’s next generation 360-camera, MAX2, which was introduced in September 2025. During the nine months ended September 30, 2025 and 2024, revenue was $449.9 million and $600.6 million, respectively, representing a 25.1% decline year-over-year. As a result, the Company incurred operating losses of $75.1 million and operating cash outflows of $36.3 million during the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $152.8 million and $102.8 million, respectively, and an accumulated deficit of $766.0 million and $681.6 million, respectively. As of September 30, 2025, the Company also had restricted cash of $94.3 million, which will be used to pay the 2025 Notes and

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
related interest upon maturity in November 2025. The Company had fully drawn on its 2021 Credit Agreement as of September 30, 2025.
The Company has considered and assessed its ability to continue as a going concern for at least 12 months from the issuance of these condensed consolidated financial statements. The Company’s assessment included the preparation of a cash flow forecast taking into account the restructuring actions already implemented in 2024 and the 2025 Credit Agreement, as discussed in Note 5 Financing arrangements, which provided $50.0 million in August 2025. The Company considered additional actions within its control that it would implement, if necessary, to maintain liquidity and operations in the ordinary course of business, including payment of the 2025 Notes upon maturity. The 2025 operational plan is structured to: (i) realize the savings in wages and benefits from the headcount reductions as part of the 2024 restructuring plans; (ii) lower research and development costs from the completion of a next generation system-on-chip and rationalized product roadmap, and the reduction of sales and marketing expenses to a reduced level consistent with the business size; and (iii) effectively manage working capital, specifically, the Company’s intention to manage inventory levels to better align with its current run rates and seasonality of the business and the Company’s intention to continue to effectively manage the collection of accounts receivables.
The Company estimates such actions will be sufficient to allow it to maintain liquidity and operations in the ordinary course, including payment of the 2025 Notes upon maturity on November 15, 2025, for at least 12 months from the issuance of these condensed consolidated financial statements. While the Company estimates such actions will be sufficient to allow it to maintain liquidity and operations in the ordinary course for at least 12 months from the issuance of these condensed consolidated financial statements, there can be no assurance the Company will generate sufficient future cash from operations. Factors that can impact the Company’s future cash generation include, but are not limited to, further inflation impacting consumer demand and cost of components, rising interest rates, tariffs, ongoing recessionary conditions and continued competition. If the Company is not successful in maintaining demand for its products, or if macroeconomic conditions further constrain consumer demand, the Company may continue to experience adverse impacts to revenue and profitability. Additional actions within the Company’s control to maintain liquidity and operations include further reducing discretionary spending in all areas of the business and further headcount restructuring actions. In addition, the Company may need additional financing to execute on its current or future business strategy, and additional financing may not be available or on terms favorable to the Company.
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the condensed consolidated statements of comprehensive income (loss) have been omitted.
Restricted cash. As of September 30, 2025 and December 31, 2024, the Company had restricted cash of $94.3 million and zero, respectively, which was pursuant to the requirements in the 2021 Credit Facility and requires the Company to hold cash in a specified deposit account in an amount equal to or greater than the amount required to repay the 2025 Notes due November 2025, 91 days prior to maturity.
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
In the first quarter of 2025, the Company’s market capitalization declined 38% from December 31, 2024, in part due to tariffs and geopolitical events, resulting in the Company’s market capitalization no longer exceeding the carrying value of its single reporting unit as of March 31, 2025. As a result, the Company performed a quantitative goodwill impairment analysis and estimated the fair value of its single reporting unit utilizing the income approach using a discounted future cash flow model and a market approach. The analysis required estimates which consist of significant judgment related to the estimation of future cash flow and discount rates. The analysis was dependent on internal forecasts and profitability measures as well as certain unobservable Level 3 inputs such as

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
the estimation of long-term revenue growth rates, terminal growth rates, and determination of the discount rate. As a result of the quantitative impairment test, the Company concluded that the carrying value of its single reporting unit exceeded its fair value, resulting in the recognition of an $18.6 million goodwill impairment charge in the first quarter of 2025. There was no goodwill impairment charge recorded in 2024.
In the third quarter of 2025, the Company’s market capitalization increased 183% from June 30, 2025, and as such, the Company does not believe that it is more likely than not that the fair value of its single reporting unit is less than the carrying value as of September 30, 2025. Using the market capitalization approach, the fair value of its single reporting unit is estimated based on the trading price of its stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business. As of September 30, 2025, the market capitalization exceeded the carrying value of the Company’s single reporting unit by 76%, which was not adjusted for an acquisition control premium, which would further increase the percentage the fair value exceeded the carrying value. The Company has not identified other impairment triggering events.
The estimated fair value of the Company’s single reporting unit is affected by the volatility in the Company’s stock price. For example, a 5% decrease in the Company’s September 30, 2025 stock price would result in its market capitalization exceeding the carrying value of its single reporting unit by 75%, which is not adjusted for an acquisition control premium. If the Company's market capitalization declines or future performance falls below the Company’s current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on the Company’s business, financial condition, and results of operations in the reporting period in which a charge would be necessary. The Company will continue to monitor developments, including updates to the Company’s forecasts and market capitalization. An update of the Company’s assessment and related estimates may be required in the future.
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
The Company’s camera sales contain multiple performance obligations that can include the following four separate obligations: (i) a camera hardware component (which may be bundled with hardware accessories) and the embedded firmware essential to the functionality of the camera component delivered at the time of sale; (ii) a subscription and service; (iii) the implied right for the customer to receive post contract support after the initial sale (PCS); and (iv) the implicit right to the Company’s downloadable free apps and software solutions. The Company’s PCS includes the right to receive, on a when and if available basis, future unspecified firmware upgrades and features as well as bug fixes, and email, chat, and telephone support.
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
The Company’s subscription and service revenue is recognized primarily from its Premium+, Premium, and Quik subscription offerings and is recognized ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue. The Company launched its Premium+ subscription in February 2024, which includes cloud storage up to 500 gigabytes (GB) of non-GoPro content, access to GoPro’s HyperSmooth Pro video stabilization software, and the features included in the Premium subscription. The Company’s Premium subscription offers a range of services, including unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 25 GB of non-GoPro content, highlight videos automatically delivered via the Company’s mobile app when GoPro camera

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
footage is uploaded to a GoPro cloud account using Auto Upload, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, gear, mounts, and accessories. The Company also offers the Quik subscription that provides access to a suite of simple single-clip and multi-clip editing tools. Subscription and service revenue was $26.6 million, or 16.3%, of total revenue for the three months ended September 30, 2025 and $27.5 million, or 10.6%, of total revenue for the three months ended September 30, 2024. Subscription and service revenue was $79.7 million, or 17.7%, of total revenue for the nine months ended September 30, 2025, and $79.7 million, or 13.3%, of total revenue for the nine months ended September 30, 2024.
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
The Company’s standard terms and conditions for non-web-based sales do not allow for product returns other than under warranty. However, the Company grants limited rights of return, primarily to certain large retailers. The Company reduces revenue and cost of sales for the estimated returns based on analyses of historical return trends by customer class and other factors. An estimated return liability along with a right to recover assets are recorded for future product returns. Return trends are influenced by product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality, and other factors. Return rates may fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future product returns.
The Company provides sales commissions to internal and external sales representatives which are earned in the period in which revenue is recognized. As a result, the Company expenses sales commissions as incurred.
Deferred revenue as of September 30, 2025 and December 31, 2024 includes amounts related to the Company’s subscriptions and PCS. The Company’s short-term and long-term deferred revenue balances totaled $53.7 million and $58.3 million as of September 30, 2025 and December 31, 2024, respectively. Of the deferred revenue balance as of December 31, 2024 and 2023, the Company recognized $10.8 million and $11.2 million of revenue during the three months ended September 30, 2025 and 2024, respectively, and $50.5 million and $50.6 million of revenue during the nine months ended September 30, 2025 and 2024, respectively. Of the deferred revenue balance as of June 30, 2025 and 2024, the Company recognized $22.7 million and $23.0 million of revenue during the three months ended September 30, 2025 and 2024, respectively.
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
Income taxes. The Company utilizes the asset and liability method for computing its income tax provision, under which, deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. The Company makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income in each tax jurisdiction and, to the extent the Company believes recovery is not likely, establishes a valuation allowance. In the first quarter of 2024, the Company provided a valuation allowance of $294.9 million on United States federal and state deferred tax assets. As of September 30, 2025, the Company intends to continue to maintain a full valuation allowance on its United States federal and state deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Segment information. The Company operates as one operating segment as it only reports financial information on an aggregated and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker (CODM). The CODM assesses performance of the Company’s one operating segment and decides how to allocate resources based on net income (loss), which is also reported on the condensed consolidated statements of operations as net income (loss). The CODM regularly compares net income (loss) against forecast and prior periods when deciding which areas of the business to allocate resources. The significant expense categories within net income (loss) that the CODM regularly reviews are cost of revenue and operating expenses, which consists of three main subcategories: research and development, sales and marketing, and general and administrative. All significant expense categories and subcategories are reported on the condensed consolidated statements of operations. Other items included in net income (loss) but are excluded from the significant expense categories include interest expense, other income (expense), net, and income tax expense (benefit), all of which are also reported on the condensed consolidated statements of operations. Interest income, which is included in other income (expense), net was $0.8 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $1.9 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively.
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
The Company is currently evaluating the impact of adopting this standard on its 2025 Form 10-K financial statements and related disclosures.
Standards not yet adopted
Income Statement Reporting - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ASU No. 2024-03	This guidance is designed to improve financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, including amounts and qualitative descriptions of inventory purchases, employee compensation, depreciation and intangible asset amortization, among other requirements. This standard is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption is permitted. The standard should be applied prospectively, however retrospective application is permitted.	The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
3. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	September 30, 2025			December 31, 2024
(in thousands)	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash equivalents (1):
Money market funds	$40,121	$—	$40,121	$42,436	$—	$42,436
Total cash equivalents	$40,121	$—	$40,121	$42,436	$—	$42,436
Restricted cash
Money market funds	$94,340	$—	$94,340	$—	$—	$—
Total restricted cash	$94,340	$—	$94,340	$—	$—	$—
(1)    Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. Cash balances were $18.3 million and $60.4 million as of September 30, 2025 and December 31, 2024, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. As of September 30, 2025 and December 31, 2024, the Company had no marketable securities, or financial assets or liabilities measured at fair value on a recurring basis that were classified as Level 3, which are valued based on inputs supported by little or no market activity.
As of September 30, 2025 and December 31, 2024, the amortized cost of the Company’s cash equivalents approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate.
In November 2020, the Company issued $143.8 million principal amount of Convertible Senior Notes due 2025 (2025 Notes), as discussed in Note 5 Financing arrangements. The Company plans to repay the 2025 Notes in cash on or prior to the maturity date of November 15, 2025 with restricted cash on hand as of September 30, 2025. In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes. The calculated fair value of the 2025 Notes was $92.6 million and $82.5 million as of September 30, 2025 and December 31, 2024, respectively. The estimated fair value of the 2025 Notes is based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
4. Condensed consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	September 30, 2025	December 31, 2024
Components	$4,509	$19,407
Finished goods	79,555	101,309
Total inventory	$84,064	$120,716
Property and equipment, net

(in thousands)	September 30, 2025	December 31, 2024
Leasehold improvements	$24,014	$23,996
Production, engineering, and other equipment	37,357	38,018
Tooling	6,930	6,810
Computers and software	11,514	12,574
Furniture and office equipment	3,579	3,763
Tradeshow equipment and other	1,424	1,424
Construction in progress	411	156
Gross property and equipment	85,229	86,741
Less: Accumulated depreciation and amortization	(78,111)	(78,045)
Property and equipment, net	$7,118	$8,696
Depreciation expense was $1.3 million and $1.3 million in the three months ended September 30, 2025 and 2024, respectively, and $3.8 million and $3.6 million in the nine months ended September 30, 2025 and 2024, respectively.
Other long-term assets

(in thousands)	September 30, 2025	December 31, 2024
Point of purchase (POP) displays	$11,082	$14,715
Deposits and other	10,206	7,550
Intangible assets, net	4,546	5,953
Long-term deferred tax assets	687	765
Other long-term assets	$26,521	$28,983
Amortization expense for POP displays was $1.8 million and $1.4 million in the three months ended September 30, 2025 and 2024, respectively, and $5.2 million and $3.5 million in the nine months ended September 30, 2025 and 2024, respectively. Expenditures for POP displays were $0.2 million and $5.3 million in the three months ended September 30, 2025 and 2024, respectively, and $1.6 million and $12.1 million in the nine months ended September 30, 2025 and 2024, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Intangible assets

	Useful life (in months)	September 30, 2025
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(54,035)	$4,531
Domain name		15	—	15
Total intangible assets		$58,581	$(54,035)	$4,546

	Useful life (in months)	December 31, 2024
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(52,628)	$5,938
Domain name		15	—	15
Total intangible assets		$58,581	$(52,628)	$5,953
Amortization expense was $0.5 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and $1.4 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.
As of September 30, 2025, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2025 (remaining 3 months)	$468
2026	1,875
2027	1,875
2028	313
2029	—
$4,531

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Goodwill
Changes to the carrying amount of goodwill during the nine months ended September 30, 2025 were as follows:

(in thousands)	Carrying Amount
Carrying amount as of December 31, 2024	$152,351
Goodwill impairment	(18,600)
Carrying amount as of September 30, 2025	$133,751
Accrued expenses and other current liabilities

(in thousands)	September 30, 2025	December 31, 2024
Accrued sales incentives	$33,160	$53,997
Accrued liabilities	29,839	26,060
Employee related liabilities (1)	7,451	7,401
Warranty liabilities	4,803	5,930
Return liability	2,956	4,913
Inventory received	14,257	2,010
Customer deposits	1,339	2,694
Purchase order commitments	1,130	1,504
Other	3,967	6,260
Accrued expenses and other current liabilities	$98,902	$110,769
(1)    See Note 12 Restructuring charges for amounts associated with restructuring liabilities.
Product warranty

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Beginning balance	$5,353	$6,520	$6,207	$8,759
Charged to cost of revenue	2,813	4,234	7,476	8,573
Settlement of warranty claims	(3,075)	(3,385)	(8,592)	(9,963)
Warranty liability	$5,091	$7,369	$5,091	$7,369
As of September 30, 2025 and December 31, 2024, $4.8 million and $5.9 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.3 million and $0.3 million, respectively, was recorded as a component of other long-term liabilities.

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
Borrowed funds accrue interest at the greater of (i) a per annum rate equal to the base rate plus a margin of from 0.50% to 1.00% depending on the Company’s Asset Coverage Ratio or (ii) a per annum rate equal to the Secured Overnight Financing Rate plus a 10-basis point premium and a margin of from 1.50% to 2.00% depending on the Company’s Asset Coverage Ratio. The Company is required to pay a commitment fee on the unused portion of the 2021 Credit Facility of 0.25% per annum. Amounts owed under the 2021 Credit Agreement are guaranteed by certain of the Company’s United States subsidiaries and secured by a first-priority security interest in substantially all of the assets of the Company and certain of its subsidiaries (including intellectual property registrations and applications, which is subject to an intercreditor agreement).
The 2021 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants. The negative covenants include restrictions on the occurrence of liens and indebtedness, certain investments, dividends, stock repurchases, and other matters, all subject to certain exceptions. In addition, the Company is required to maintain Liquidity (the sum of unused availability under the credit facility and the Company’s Qualified Cash) of at least $40.0 million from the date the Company entered into the 2025 Credit Agreement through October 30, 2025, $45.0 million from October 31, 2025 through November 14, 2025, $50.0 million from November 15, 2025 through November 30, 2025, and $55.0 million from December 1, 2025 through the maturity date (of which at least $40.0 million shall be attributable to Qualified Cash during all periods), or, if the borrowing base is then in effect, minimum unused availability under the credit facility of at least $10.0 million. The 2021 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments and change of control. Upon an event of default, the lender may, subject to customary cure rights, require the immediate payment of all amounts outstanding.
As of September 30, 2025, the Company was in compliance with all financial covenants contained in the 2021 Credit Agreement. There is an outstanding letter of credit under the 2021 Credit Agreement of $5.2 million for certain duty-related requirements which was not collateralized by any cash on hand. The Company had fully drawn on its 2021 Credit Agreement as of September 30, 2025.
2025 Credit Agreement
On August 4, 2025, the Company entered into a Credit Agreement with Farallon Capital Management, L.L.C., as administrative agent and collateral agent (the Agent), and Mateo Financing LLC (the Lender). On November 5, 2025, the Company amended the Credit Agreement (collectively, the 2025 Credit Agreement). The 2025 Credit Agreement provides for a second lien credit facility up to $50.0 million (the 2025 Term Loan). The 2025 Credit Agreement will mature, and any outstanding borrowings become due and payable on January 22, 2028.
Borrowed funds accrue interest, at the Company’s option, at a rate equal to (i) the applicable one or three-month secured overnight financing rate (SOFR) plus 7.5%, or (ii) the Base Rate plus 6.50%. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50% or (iii) a per annum rate equal to the SOFR plus 1.00%. During an event of default, the applicable interest rates are increased by 2.0% per annum. For Base Rate loans, the Company will pay interest on a quarterly basis and at the maturity date. For SOFR rate loans, the Company will pay interest at least quarterly, or more frequently, as defined in the 2025 Credit Agreement, and at the maturity date. The Company shall make quarterly principal payments on the 2025 Term Loan, with the remaining principal due on the maturity date. Under the 2025 Credit Agreement, the Company may be obligated to pay additional amounts which would allow for a minimum return, as defined by the 2025 Credit Agreement. The 2025 Term Loan is subject to mandatory prepayment in certain cases involving asset dispositions, debt issuances, certain receipts of cash proceeds from insurance and other extraordinary receipts, and change in control. The Company is required to apply 25% of excess cash flow to repay the 2025 Term Loan. Prepayments of the 2025 Term Loan, whether optional, mandatory, before, on or after January 22, 2028, or as a result of any acceleration of the 2025 Term Loan as a result of an event of default, require a prepayment premium in an amount set forth in the 2025 Credit Agreement. Amounts owed under the 2025 Credit Agreement are guaranteed by certain of the Company’s domestic subsidiaries, and are secured by a second lien security interest in substantially all of the assets of the Company and certain of the Company’s subsidiaries.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The 2025 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including financial covenants. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases and other matters, all subject to certain exceptions. The financial covenants require (a) the Company to maintain liquidity (defined as unrestricted cash, cash equivalents and availability under the 2021 Credit Agreement) of at least $40.0 million; (b) the Company not to have EBITDA (as defined in the 2025 Credit Agreement) of (i) less than $10.0 million for the fiscal quarter ending December 31, 2025, (ii) less than negative $12.5 million, subject to adjustment, for the period of four consecutive fiscal quarters ending March 31, 2026, (iii) less than zero, subject to adjustment, for the period of four consecutive fiscal quarters ending June 30, 2026, (iv) less than $25.0 million, subject to adjustment, for the period of four consecutive fiscal quarters ending September 30, 2026 or (v) less than $40.0 million for any period of four consecutive fiscal quarters ending on or after December 31, 2026; and (c) the Company not to permit an asset coverage ratio (defined as the ratio of (x) the sum of unrestricted cash, cash equivalents, and certain accounts and inventory, divided by (y) the sum of accounts payable and total debt) of less than (i) on or prior to December 31, 2025, 1.25:1.00 or (ii) thereafter, 1.15:1.00. The EBITDA thresholds for the period of four consecutive fiscal quarters ending in 2026 are subject to potential adjustments in the event of a reduction in tariff amounts in Malaysia or Thailand (or both) to a level that is 10% or lower, as described in further detail in the 2025 Credit Agreement. To the extent there are adjustments to the tariff rates of only one of the countries, the corresponding adjustments will be apportioned accordingly. Additionally, from August 4, 2025 through the maturity of the 2025 Notes, the 2025 Credit Agreement requires the Company to hold the full amount due upon the maturity of the 2025 Notes in a restricted account.
The 2025 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain material ERISA events. An event of default would also occur in the event the Company fails to maintain the listing of its common stock on the Nasdaq stock market for a period of 30 consecutive days. The occurrence of an event of default could result in the acceleration of the obligations under the 2025 Credit Agreement and 2021 Credit Agreement.
As of September 30, 2025, the outstanding principal under the 2025 Term Loan was $50.0 million, the unamortized debt issuance cost was $2.1 million, the unamortized debt discount was $3.9 million, and the net carrying amount of the liability was $43.9 million, which was recorded as long-term debt within the condensed consolidated balance sheets. For the three and nine months ended September 30, 2025, the Company recorded $0.9 million of interest expense, $0.1 million for amortization of debt issuance costs, and $0.3 million for amortization of the debt discount.
As of September 30, 2025, the Company was in compliance with all of the financial covenants contained in the 2025 Credit Agreement.
On August 4, 2025, as amended on November 5, 2025, and in connection with the 2025 Credit Agreement, the Company issued an aggregate of 11,076,968 warrants to purchase shares of its common stock at an exercise price of $0.75. The warrants were initially valued at $3.2 million using a Black-Scholes option pricing model and are marked-to-market with any gain or loss recorded through earnings. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on August 1, 2035. Any warrants not exercised prior to such time will expire.
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
As of September 30, 2025 and December 31, 2024, the outstanding principal on the 2025 Notes was $93.8 million and $93.8 million, respectively, the unamortized debt issuance cost was $0.1 million and $0.6 million, respectively,

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
and the net carrying amount of the liability was $93.7 million and $93.2 million, respectively, which was recorded as short-term debt within the condensed consolidated balance sheets. For the three months ended September 30, 2025 and 2024, the Company recorded interest expense of $0.3 million and $0.3 million, respectively, for contractual coupon interest, and $0.2 million and $0.2 million, respectively, for amortization of debt issuance costs. For the nine months ended September 30, 2025 and 2024, the Company recorded interest expense of $0.9 million and $0.9 million, respectively, for contractual coupon interest, and $0.5 million and $0.5 million, respectively, for amortization of debt issuance costs. As of September 30, 2025 and December 31, 2024, the effective interest rate, which is calculated as the contractual interest rate adjusted for the debt issuance costs, was 1.4% and 1.9%, respectively.
The remaining 2025 Notes are senior, unsecured obligations of the Company and mature on November 15, 2025, unless earlier repurchased or converted by the holder into shares of Class A common stock under certain circumstances. Prior to August 15, 2025, the 2025 Notes were convertible at the option of the holder at an initial conversion rate of 107.1984 shares of Class A common stock per $1,000 principal amount of the 2025 Notes, which is equivalent to an initial conversion price of approximately $9.3285 per share of common stock, subject to adjustment. Since the Company did not elect to settle conversion of the 2025 Notes into cash, shares of the Company’s Class A common stock, or a combination thereof before August 15, 2025, the Company has been deemed to have elected to settle conversion of the 2025 Notes in a combination of cash and shares of the Company’s Class A common stock. The Company pays interest on the 2025 Notes semi-annually in arrears on May 15 and November 15 of each year. The Company plans to repay the 2025 Notes in cash on or prior to the November 15, 2025 maturity with restricted cash on hand as of September 30, 2025.
No sinking fund is provided for the 2025 Notes. The indenture includes customary terms and covenants, including certain events of default after which the 2025 Notes may be due and payable immediately.
At any time on or after August 15, 2025 until the second scheduled trading day immediately preceding the maturity date of the 2025 Notes on November 15, 2025, a holder may convert its 2025 Notes in multiples of a $1,000 principal amount. Holders of the 2025 Notes who convert their 2025 Notes in connection with a make-whole fundamental change (as defined in the indenture) are, under certain circumstances, entitled to an increase in the conversion rate. In addition, in the event of a fundamental change prior to the maturity date, holders will, subject to certain conditions, have the right, at their option, to require the Company to repurchase for cash all or part of the 2025 Notes at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest up to, but excluding, the repurchase date. During the three months ended September 30, 2025, the conditions allowing holders of the 2025 Notes to convert were not met.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
As of September 30, 2025, the remaining amount of share repurchases under the program was $60.4 million. The Company did not repurchase any shares during the three and nine months ended September 30, 2025 and 2024.

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Stock options
A summary of the Company’s stock option activity for the nine months ended September 30, 2025 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2024	2,327	$7.43	4.59	$—
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(758)	7.78
Outstanding at September 30, 2025	1,569	$7.26	4.21	$—

Vested and expected to vest at September 30, 2025	1,569	$7.26	4.21	$—
Exercisable at September 30, 2025	1,441	$7.51	3.88	$—
The aggregate intrinsic value of the stock options outstanding as of September 30, 2025 represents the value of the Company’s closing stock price on September 30, 2025 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the nine months ended September 30, 2025 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2024	11,243	$3.38
Granted	6,472	0.77
Vested	(4,272)	3.95
Forfeited	(1,404)	2.85
Non-vested shares at September 30, 2025	12,039	$1.84
Performance stock units
A summary of the Company’s PSU activity for the nine months ended September 30, 2025 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2024	286	$6.06
Granted	2,208	0.63
Vested	(175)	6.23
Forfeited	(18)	2.37
Non-vested shares at September 30, 2025	2,301	$0.87
Employee stock purchase plan. For the nine months ended September 30, 2025 and 2024, the Company issued 1.0 million and 1.4 million shares under its employee stock purchase plans, respectively, at weighted-average prices of $0.71 and $1.56 per share, respectively.
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
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$238	$349	$726	$1,103
Research and development	2,573	3,669	8,074	11,950
Sales and marketing	885	1,603	2,702	4,892
General and administrative	967	1,751	3,647	5,988
Total stock-based compensation expense	$4,663	$7,372	$15,149	$23,933
Total stock-based compensation expense includes accrued stock bonus expense of $0.6 million and $1.5 million for the three and nine months ended September 30, 2025, respectively. Total stock-based compensation expense included no accrued stock bonus expense for the three and nine months ended September 30, 2024.
There was no income tax benefit related to stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 due to a full valuation allowance on the Company’s United States net deferred tax assets. See Note 9, Income taxes, for additional details.
As of September 30, 2025, total unearned stock-based compensation of $17.7 million related to stock options, RSUs, PSUs, SBAs and ESPP shares is expected to be recognized over a weighted-average period of 1.99 years.

8. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net loss	$(21,252)	$(8,211)	$(84,383)	$(395,120)

Denominator:
Weighted-average common shares - basic and diluted for Class A and Class B common stock	158,933	153,741	157,747	152,449

Basic and diluted net loss per share	$(0.13)	$(0.05)	$(0.53)	$(2.59)

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Stock-based awards	15,150	16,956	14,754	16,604
Shares related to convertible senior notes	10,050	10,050	10,050	10,050
Warrants	1,982	—	661	—
Total anti-dilutive securities	27,182	27,006	25,465	26,654
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share adjusts the basic net income per share and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of the Company’s ESPP awards, stock awards, and warrants using the treasury stock method. The Company calculated the potential dilutive effect of its 2025 Notes under the if-converted method. Under the if-converted method, diluted net income per share was determined by assuming all of the outstanding 2025 Notes were converted into shares of the Company’s Class A common stock at the beginning of the reporting period. In addition, in periods of net income, interest charges on the 2025 Notes, which includes both coupon interest and amortization of debt issuance costs, were added back to net income on an after-tax effected basis.
The 2025 Notes will mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 5 Financing arrangements. Conversion will be settled in a combination of cash and shares of the Company’s Class A common stock.
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

9. Income taxes
The following table provides the income tax expense (benefit) amount:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Income tax expense	$771	$2,083	$3,732	$301,625
The Company recorded an income tax expense of $0.8 million for the three months ended September 30, 2025 on pre-tax net loss of $20.5 million. The Company’s income tax expense for the three months ended September 30, 2025 primarily resulted from a tax expense of $0.7 million on pre-tax book income in certain tax jurisdictions, discrete items that included $1.1 million of nondeductible equity tax expense for employee stock-based compensation, and tax expense of $0.1 million related to restructuring charges, partially offset by a net decrease in the valuation allowance of $1.3 million.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The Company recorded an income tax expense of $3.7 million for the nine months ended September 30, 2025 on pre-tax net loss of $80.7 million. The Company’s income tax expense for the nine months ended September 30, 2025 primarily resulted from a tax expense of $4.0 million on pre-tax book income in certain tax jurisdictions and discrete items that included $3.7 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by a net decrease in the valuation allowance of $3.3 million, an income tax benefit of $0.4 million related to restructuring charges, a net tax benefit on goodwill impairment of $0.3 million, and foreign provision to income tax return adjustments of $0.2 million.
Each quarter, the Company assesses the realizability of its deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize its deferred tax assets. In the assessment for the period ended September 30, 2025, the Company concluded that it remains more likely than not that its United States federal and state deferred tax assets would not be realizable. The Company will continue to monitor its financial results and future projections to assess the realizability of its deferred tax assets. In the event there is a need to release the valuation allowance, a corresponding tax benefit would be recognized. The Company’s foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that the Company’s foreign deferred tax assets will be realized and thus, a valuation allowance is not required on its foreign deferred tax assets.
The Company recorded an income tax expense of $2.1 million for the three months ended September 30, 2024 on pre-tax net loss of $6.1 million. The Company’s income tax expense for the three months ended September 30, 2024 primarily resulted from a tax expense of $2.1 million on pre-tax book income in certain tax jurisdictions, and discrete items that included $1.9 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by a net decrease in the valuation allowance of $1.6 million, an income tax benefit of $0.3 million related to restructuring charges, and an income tax benefit related to the foreign provision to income tax return adjustments of $0.1 million.
The Company recorded an income tax expense of $301.6 million for the nine months ended September 30, 2024 on pre-tax net loss of $93.5 million. The Company’s income tax expense for the nine months ended September 30, 2024 primarily resulted from a tax expense of $5.0 million on pre-tax book income in certain tax jurisdictions, and discrete items that included $293.4 million of net tax expense from the valuation allowance on the Company’s United States federal and state net deferred tax assets, and $4.9 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by an income tax benefit of $1.3 million related to restructuring charges, and an income tax benefit related to the foreign provision to income tax return adjustments of $0.5 million.
As of September 30, 2025 and December 31, 2024, the Company’s gross unrecognized tax benefits were $31.2 million and $27.0 million, respectively. If recognized, $14.4 million of these unrecognized tax benefits (net of United States federal benefit) as of September 30, 2025 would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances.
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
In 2021, the Organization for Economic Co-operation and Development (OECD) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (Pillar Two) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. The Company assessed the impact of Pillar

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Two and determined that there is no material impact on the provision for income taxes for the three and nine months ended September 30, 2025. The Company will continue to monitor future guidance issued and assess the potential impact on the Company’s condensed consolidated financial statements.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law which makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, U.S. research and experimental cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which new tax legislation is enacted. The Company has evaluated the OBBBA enacted during the third quarter of 2025 and estimated its impact on the condensed consolidated financial statements to be immaterial.

10. Commitments, contingencies, and guarantees
Facility leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2033.
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost (1)	$2,306	$2,486	$6,725	$7,792
Sublease income	(723)	(722)	(2,169)	(2,094)
Right-of-use asset impairment cost	—	—	—	3,276
Net lease cost	$1,583	$1,764	$4,556	$8,974
(1)    Operating lease costs include immaterial variable lease costs and amounts related to restructuring charges, which are discussed in Note 12 Restructuring charges.

Supplemental cash flow information related to leases was as follows:

	Nine months ended September 30,
(in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,669	$10,371
Right-of-use assets obtained in exchange for operating lease liabilities	2,140	4,801

Supplemental balance sheet information related to leases was as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years) - operating leases	2.83	3.10
Weighted-average discount rate - operating leases	6.4%	6.3%

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2025, maturities of operating lease liabilities were as follows:

(in thousands)	September 30, 2025
2025 (remaining 3 months)	$2,824
2026	14,057
2027	2,990
2028	1,301
2029	884
Thereafter	2,918
Total lease payments	24,974
Less: Imputed interest	(2,429)
Present value of lease liabilities	$22,545
Other commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements, which may contain minimum returns; and various other contractual commitments. As of September 30, 2025, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $254.1 million.
Legal proceedings and investigations. Since 2015, non-practicing entity Contour IP Holding LLC (CIPH) and its affiliates have filed lawsuits against the Company in various federal district courts alleging patent infringement of the Company’s camera products. Following litigation before federal district courts, the Federal Circuit, and the United States Patent and Trademark Office, CIPH’s patents were ruled invalid in March 2022. Judgment was then entered in favor of the Company and against CIPH. CIPH later appealed to the Federal Circuit. In September 2024, the Federal Circuit panel reversed the district court ruling. On remand, a trial for Contour IP Holding, LLC v. GoPro, Inc. (Case No. 3:17-cv-04738-WHO) commenced on September 29, 2025 before the United States District Court for the Northern District of California (the Court). On October 10, 2025, a jury returned a verdict. The jury concluded that none of the Company’s products commercially launched from 2020 – 2024, including HERO9 Black to HERO13 Black, infringe the two asserted patents. Additionally, the jury invalidated the only asserted claim of one of the two patents. With respect to the other asserted patent, the jury found one independent claim valid, but also determined that the related dependent claim is invalid. The Company has been advised by legal counsel that as a matter of patent law, if a dependent claim is invalid as obvious or anticipated by prior art, then the claim from which it depends is also invalid. The verdict is subject to post-trial motions by both parties. We are unable to predict the outcome of the matter and therefore cannot estimate the range of possible loss. With respect to certain legacy cameras that the Court previously found to infringe, the jury awarded CIPH $8.2 million in past damages. Based on the jury’s findings of non-infringement and invalidity, none of the Company’s products introduced in or after 2020 are subject to the damages award. In addition to post-trial motions, the verdict is subject to appeal. No judgment has been entered.
On March 29, 2024, the Company filed a complaint with the U.S. International Trade Commission (ITC) and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc., and Arashi Vision (U.S.) LLC, both d/b/a Insta360 (Insta360). The complaint and lawsuit each allege infringement of certain GoPro patents related to the Company’s cameras and digital imaging technology. Insta360 has filed inter partes review (IPR) petitions seeking to challenge the validity of the GoPro patents asserted against Insta360, some of which have been instituted by the Patent Trial and Appeal Board with final written decisions expected in the first quarter of 2026. Insta360 has also filed three patent infringement actions against the Company in China (Jiangsu High Court, Changsha Intermediate Court IP Tribunal, and Shenzhen Intermediate People’s Court), which the Company believes lacks merit and intends to defend against. The ITC held a hearing on GoPro’s complaint in January 2025. On July 10, 2025, a United States Administrative Law Judge (ALJ) of the ITC issued an Initial Determination, finding that Insta360 violated federal law by importing and selling in the United States products that infringe the Company’s intellectual property covering the Company’s iconic HERO camera design. The ALJ also ruled on infringement, validity, and other issues with respect to other patents asserted by the Company,

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
including ruling that some claims of certain patents were not shown to be infringed and some claims of certain patents had been shown to be invalid. The ITC is scheduled to issue its Final Determination on all the Company’s infringement claims against Insta360 by November 10, 2025; however, the current government shutdown is expected to delay the ITC’s Final Determination.
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of September 30, 2025, the Company has not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

11. Concentrations of risk and geographic information
Concentration of risk. Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, restricted cash, marketable securities, accounts receivable, and derivative instruments, including the Capped Calls associated with the 2025 Notes. The Company places cash, cash equivalents, and restricted cash with high-credit-quality financial institutions; however, the Company maintains cash balances in excess of the FDIC insurance limits. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within the Company’s expectations. The Company believes its counterparty credit risk related to its derivative instruments is mitigated by transacting with major financial institutions with high credit ratings.
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	September 30, 2025	December 31, 2024
Customer A	36%	26%
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Accounts receivable sold	$18,990	$21,997	$54,522	$59,489
Factoring fees	334	308	1,001	834

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Customer A	16%	*	14%	*
Customer B	*	*	11%	*
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
Geographic information
Revenue by geographic region, based on ship-to locations, was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Americas	$91,901	$109,332	$272,536	$274,648
Europe, Middle East and Africa (EMEA)	49,073	84,416	124,277	200,907
Asia and Pacific (APAC)	21,944	65,150	53,056	125,036
Total revenue	$162,918	$258,898	$449,869	$600,591
Revenue from the United States, which is included in the Americas geographic region, was $74.5 million and $79.6 million for the three months ended September 30, 2025 and 2024, respectively, and $218.9 million and $204.2 million for the nine months ended September 30, 2025 and 2024, respectively. No other individual country exceeded 10% of total revenue for any period presented. The Company does not disclose revenue by product category as it does not track sales incentives and other revenue adjustments by product category to report such data.
As of September 30, 2025 and December 31, 2024, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $3.7 million and $3.5 million, respectively.

12. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$3	$13	$4	$178
Research and development	16	825	352	3,420
Sales and marketing	(46)	397	463	1,867
General and administrative	101	147	1,974	1,177
Total restructuring charges	$74	$1,382	$2,793	$6,642

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Third quarter 2024 restructuring
In August 2024, the Company approved a restructuring plan (the Original Restructuring Plan) and in October 2024, the Company approved an amended restructuring plan (the Updated Restructuring Plan). In connection with the Original Restructuring Plan and Updated Restructuring Plan, the Company reduced its global workforce by 25% compared to its headcount ending Q2 2024, and recorded restructuring charges of $18.7 million including $12.7 million related to severance and $6.0 million of project cancellation costs. As of September 30, 2025, the Company expects to pay the remaining restructuring liability related to the Updated Restructuring Plan in cash.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2024	$2,535	$6,038	$8,573
Cash paid	(2,202)	(2,038)	(4,240)
Non-cash reductions	(174)	—	(174)
Restructuring liability as of September 30, 2025	$159	$4,000	$4,159
First quarter 2024 restructuring
In March 2024, the Company approved a restructuring plan to reduce operating costs and drive stronger operating leverage by reducing the Company’s global workforce by approximately 4% and closing certain office space. Under the first quarter 2024 restructuring plan, the Company recorded restructuring charges of $2.3 million related to severance, $3.3 million related to a right-of-use asset impairment upon ceasing the use of part of the Company’s headquarters campus and $0.6 million related to office space charges. The right-of-use asset impairment charge was recorded as a restructuring expense, primarily in the operating expense financial statement line items in the condensed consolidated statements of operations. The unused portion of the Company’s headquarters campus has its own identifiable expenses and is not dependent on other parts of the Company, and thus was considered its own asset group. As a result, the Company impaired the carrying value of the related right-of-use asset to its estimated fair value using the discounted cash flows method. The discounted future cash flows were based on a discount rate based on the weighted-average cost of capital. As of March 31, 2025, all restructuring charges related to the first quarter 2024 restructuring plan have been paid.

13. Subsequent events
On November 5, 2025, a trust affiliated with Nicholas Woodman, the Company’s Chief Executive Officer and Chairman of the Board of Directors, entered into an agreement (the Subscription Agreement) to purchase an aggregate of $2.0 million of the Company’s Class A Common Stock shares, par value $0.0001. The actual amount of Class A Common Stock shares purchased will be determined upon the calculation of the purchase price of the shares, which will be as the greater of (a) the consolidated closing bid price (as determined pursuant to the rules of the Nasdaq Stock Market) immediately prior to entry into the Subscription Agreement and (b) the average closing price of the Class A Common Stock over the five (5) trading days prior to the date of issuance, as reported on the Nasdaq Global Select Market.

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
•Results of Operations. Analysis of our financial results comparing the third quarter and first nine months of 2025 to 2024.
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
In September 2025, we began shipping our True 8-K MAX2 waterproof 360-camera featuring 10-bit color video in 8K at 30 frames per second (FPS), 29-megapixel resolution for 360-degree photos, and easily replaceable lenses made from water-repelling optical glass. In addition, MAX2 includes in-camera POV and Selfie Video Modes, six built-in microphones that provide 360 audio and wireless Bluetooth functionality, built-in GPS, MAX HyperSmooth image stabilization, 360-degree MAX TimeWarp Video, and MAX SuperView. MAX HyperSmooth provides high performance video stabilization, while MAX SuperView provides a wide field of view. Our MAX2 camera also includes a MAX Enduro battery which increases recording time and improves cold-weather performance. The Quik app includes editing tools for our MAX2 camera such as AI Object Tracking and MotionFrame editing.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Also in September 2025, we began shipping our compact lifestyle camera, LIT HERO, which can shoot videos in 4K at 60 FPS, capture photos with 12-megapixel resolution, has a slow-motion setting of up to 4K at 60 FPS, includes a built-in light, is waterproof up to 16 feet, and weighs 93 grams. The LIT HERO camera captures content with a wide field of view lens so that HyperSmooth image stabilization can be applied in the Quik app.
In September 2024, we began shipping our HERO13 Black flagship camera that includes our GP2 processor, HyperSmooth 6.0 image stabilization, hybrid-log gamma (HLG) high dynamic range (HDR) photos and videos in 5.3K at 60 FPS and 4K at 60 FPS, and a higher capacity battery resulting in longer runtimes and improved thermal performance. HyperSmooth 6.0 image stabilization features AutoBoost, which analyzes up to 4x more data compared to HyperSmooth 5.0 while supporting 360-degree Horizon Lock. The HERO13 Black also includes 10-bit color video at up to 5.3K video at 60 FPS, 27-megapixel photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and HyperView, which allows for a 16:9 field of view, Superview and Horizon Leveling. The HERO13 Black also includes a front-facing and rear touch display, TimeWarp 3.0, a Timecode Sync feature, and a Night Effects Time Lapse feature. In March 2025, we shipped a limited edition HERO13 Black in a Polar White colorway, and in June 2025, we shipped another limited edition HERO13 Black in a Forest Green colorway, both of which included all of the features of our flagship camera. We also offer our Ultra Wide Lens Mod, Macro Lens Mod, Anamorphic Lens Mod and a ND Filter 4-Pack for HERO13 Black. The Ultra Wide Lens Mod allows for an ultra wide-angle digital lens for 4K video at 60 FPS, the Macro Lens Mod allows the HERO13 Black to focus on objects 4x closer than prior generation cameras, and the Anamorphic Lens Mod captures ultra wide-angle footage with reduced distortion and lets anyone tell their stores using the 21:9 aspect ratio used in feature films. The ND Filter 4-Pack allows the HERO13 Black to create motion blur. Additionally, we offer our HERO13 Black Creator Edition, which combines the HERO13 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.
Our HERO13 Black, HERO13 Black Creator Edition, LIT HERO, HERO, HERO12 Black, HERO12 Black Creator Edition, MAX2, and MAX cameras are compatible with our ecosystem of mountable and wearable accessories.
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
We continue to monitor the current evolving macroeconomic landscape. Inflation, fluctuating interest rates, tariffs and recession concerns places increasing pressure on many areas of our business, including hardware and software product pricing, operating expenses, component pricing and consumer spending. In the past, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. Revenue from the U.S. was 48.7% and 34.0% of revenue in nine months ended September 30, 2025 and 2024, respectively. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively impacted. See Item 1A. Risk Factors for further discussion of the possible impact of evolving macroeconomic conditions on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

% Change
(units and dollars in thousands, except per share amounts)	Q3 2025	Q2 2025	Q3 2024	Q3 2025 vs. Q2 2025	Q3 2025 vs. Q3 2024
Revenue	$162,918	$152,643	$258,898	7%	(37)%
Camera units shipped (1)	459	408	881	13%	(48)%
Gross margin (2)	35.1%	35.8%	35.5%	(70)	bps	(40)	bps
Operating expenses	$73,052	$68,670	$99,857	6%	(27)%
Net loss	$(21,252)	$(16,422)	$(8,211)	29%	159%
Diluted net loss per share	$(0.13)	$(0.10)	$(0.05)	30%	160%
Cash provided by (used in) operations	$12,162	$8,752	$(2,244)	39%	(642)%

Other financial information:
Adjusted EBITDA (3)	$(7,903)	$(5,690)	$5,447	39%	(245)%
Non-GAAP net loss (4)	$(13,907)	$(11,957)	$(463)	16%	2,904%
Non-GAAP diluted net loss per share	$(0.09)	$(0.08)	$(0.00)	13%	100%
(1)     Represents the number of camera units that are shipped during a reporting period, net of any returns.
(2)    One basis point (bps) is equal to 1/100th of 1%.
(3)     We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of income tax expense (benefit), interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, (gain) loss on insurance proceeds, (gain) loss on extinguishment of debt, restructuring and other costs, including right-of-use asset impairment charges (if applicable), and goodwill impairment charges.
(4)    We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges (if applicable), (gain) loss on insurance proceeds, (gain) loss on extinguishment of debt, gain on sale and/or license of intellectual property, goodwill impairment charges, and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.
Reconciliations of GAAP measures to the most directly comparable non-GAAP adjusted measures and explanations for why we consider non-GAAP measures to be helpful for investors are presented under Non-GAAP Financial Measures.
Third Quarter 2025 financial performance
Revenue for the third quarter of 2025 was $162.9 million, which represented a 37.1% decrease from the same period in 2024 of $258.9 million. The year-over-year decrease in revenue and camera units shipped was primarily due to the timing and mix of product launches in the third quarter of 2025 and 2024. Camera units shipped in the third quarter of 2025 decreased 47.9% year-over-year to 459 thousand, compared to 881 thousand in the same period in 2024. In the third quarter of 2025, our average selling price increased 20.6% year-over-year to $355. Average selling price is defined as total reported revenue divided by camera units shipped. Our third quarter of 2025 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 72% compared to 74% for the same period in 2024. Retail revenue was $122.9 million in the third quarter of 2025 and represented 75.4% of total revenue, compared to 80.3% of total revenue for the same period in 2024. GoPro.com revenue, which includes subscription and service revenue, was $40.0 million in the third quarter of 2025 and represented 24.6% of total revenue, compared to 19.7% of total revenue for the same period in 2024. Third quarter overall subscription attach rate from both sales on GoPro.com and from post-camera purchases at retail improved sequentially from 54% to 57% and was up from 45% in the prior year quarter. Our aggregate retention rate for annual subscribers was 68% in the third quarter of 2025, compared to 67% in the same period in 2024. Our gross margin percentage for the third quarter of 2025 was 35.1%, compared to 35.5% in the same period in 2024. Net loss for the third quarter of 2025 was $21.3 million, compared to a net loss of $8.2 million for the same period in

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
2024. Adjusted EBITDA for the third quarter of 2025 was negative $7.9 million, compared to positive $5.4 million in the same period in 2024.
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
Driving profitability through improved efficiency, lower costs, and better execution. We incurred operating losses in the first nine months of 2025 and for the full year 2024. We continue to make strategic decisions to drive volume, growth, and profitability in our business. Restructuring actions in 2024 and prior restructuring actions, along with continued cost management have resulted in a more efficient global organization that has allowed for improved communication and alignment among our functional teams. We are changing our approach to operate in a leaner, more focused manner that we believe is sustainable and strategic for long-term success and improved financial performance. This includes pursuing a hardware and software product roadmap we believe will drive innovation, differentiation, and growth. In the longer term, this includes increasing our total addressable market by introducing new, innovative hardware and software products, increasing unit sales volume of our new and existing products, and increasing our subscriber base. Our expectation is that sales from our retail channel will continue to increase relative to sales on GoPro.com. While growth in subscribers and subscription and service revenue has slowed, we continue to make strategic decisions to enhance our subscription offerings to grow subscribers and increase subscriber retention that results in an increase in subscription and service revenue.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented, and each component as a percentage of revenue:

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2025		2024		2025		2024
Revenue	$162,918	100%	$258,898	100%	$449,869	100%	$600,591	100%
Cost of revenue	105,751	65	167,052	65	294,890	66	398,997	66
Gross profit	57,167	35	91,846	35	154,979	34	201,594	34
Operating expenses:
Research and development	34,603	21	44,328	17	94,663	21	135,872	23
Sales and marketing	24,956	15	40,686	16	73,489	16	117,185	20
General and administrative	13,493	8	14,843	6	43,327	10	44,470	7
Goodwill impairment	—	—	—	—	18,600	4	—	—
Total operating expenses	73,052	44	99,857	39	230,079	51	297,527	50
Operating loss	(15,885)	(9)	(8,011)	(4)	(75,100)	(17)	(95,933)	(16)
Other income (expense):
Interest expense	(2,715)	(2)	(808)	1	(4,948)	(1)	(2,272)	—
Other income (expense), net	(1,881)	(1)	2,691	1	(603)	—	4,710	—
Total other income (expense), net	(4,596)	(3)	1,883	2	(5,551)	(1)	2,438	—
Loss before income taxes	(20,481)	(12)	(6,128)	(2)	(80,651)	(18)	(93,495)	(16)
Income tax expense	771	—	2,083	1	3,732	1	301,625	50
Net loss	$(21,252)	(12)%	$(8,211)	(3)%	$(84,383)	(19)%	$(395,120)	(66)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended September 30,			Nine months ended September 30,
	2025	2024	% Change	2025	2024	% Change
Camera units shipped	459	881	(48)%	1,252	1,850	(32)%

Average selling price	$355	$294	21	$359	$325	10

Retail	$122,916	$207,934	(41)	$328,279	$451,352	(27)
Percentage of revenue	75.4%	80.3%		73.0%	75.2%
GoPro.com	$40,002	$50,964	(22)	$121,590	$149,239	(19)
Percentage of revenue	24.6%	19.7%		27.0%	24.8%
Total revenue	$162,918	$258,898	(37)%	$449,869	$600,591	(25)%

Americas	$91,901	$109,332	(16)%	$272,536	$274,648	(1)%
Percentage of revenue	56.4%	42.2%		60.6%	45.7%
Europe, Middle East and Africa (EMEA)	$49,073	$84,416	(42)	$124,277	$200,907	(38)
Percentage of revenue	30.1%	32.6%		27.6%	33.5%
Asia and Pacific (APAC)	$21,944	$65,150	(66)	$53,056	$125,036	(58)
Percentage of revenue	13.5%	25.2%		11.8%	20.8%
Total revenue	$162,918	$258,898	(37)%	$449,869	$600,591	(25)%
Revenue for the third quarter of 2025 was $162.9 million, which represented a 37.1% decrease from the same period in 2024. The year-over-year decrease in revenue and camera units shipped was primarily due to the timing and mix of product launches in the third quarter of 2025 and 2024. Camera units shipped in the third quarter of 2025 decreased 47.9% year-over-year to 459 thousand, compared to 881 thousand in the same period in 2024. Our third quarter of 2025 average selling price increased 20.6% year-over-year to $355. Our third quarter of 2025 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 72%, compared to 74% for the same period in 2024. Retail revenue was $122.9 million in the third quarter of 2025 and represented 75.4% of total revenue, compared to 80.3% of total revenue for the same period in 2024. GoPro.com revenue, which includes subscription and service revenue, was $40.0 million in the third quarter of 2025 and represented 24.6% of total revenue, compared to 19.7% of total revenue for the same period in 2024.
Revenue for the first nine months of 2025 was $449.9 million, which represented a 25.1% decrease from the same period in 2024. The decrease in revenue and camera units shipped was primarily due to the timing and mix of product launches in the first nine months of 2025 and 2024, consumer-related macroeconomic issues resulting in a softer global consumer market, and an increasingly global competitive landscape. Camera units shipped in the first nine months of 2025 decreased 32.3% year-over-year to 1.3 million, compared to 1.9 million in the same period in 2024. In the first nine months of 2025, our average selling price increased 10.6% year-over-year to $359, and our camera revenue mix from cameras with an MSRP equal to or greater than $400 was 73%, compared to 74% for the same period in 2024. Retail revenue was $328.3 million for the first nine months of 2025 and represented 73.0% of total revenue, compared to 75.2% of total revenue for the same period in 2024. GoPro.com revenue was $121.6 million for the first nine months of 2025 and represented 27.0%, compared to 24.8% of total revenue for the same period in 2024.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cost of revenue and gross margin

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2025	2024	% Change		2025	2024	% Change
Cost of revenue	$105,510	$166,690	(37)%		$294,160	$397,716	(26)%
Stock-based compensation	238	349	(32)		726	1,103	(34)
Restructuring costs	3	13	(77)		4	178	(98)
Total cost of revenue	$105,751	$167,052	(37)%		$294,890	$398,997	(26)%
Gross margin	35.1%	35.5%	(40)	bps	34.4%	33.6%	80	bps
Gross margin of 35.1% for the third quarter of 2025 decreased from 35.5% in the same period of 2024, or 40 bps, primarily driven by higher tariff costs (400 bps), partially offset by an increase in subscription and service revenue as a percentage of total revenue (240 bps) and a favorable product mix (120 bps).
Gross margin of 34.4% in the first nine months of 2025 increased from 33.6% in the same period of 2024, or 80 bps, primarily driven by product mix and less sales promotional activity (290 bps) and an increase in subscription and service revenue as a percentage of total revenue (220 bps), partially offset by an increase in camera costs (250 bps) and higher tariff costs (180 bps).
Research and development

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Research and development	$31,546	$39,365	(20)%	$84,831	$119,408	(29)%
Stock-based compensation	2,573	3,669	(30)	8,074	11,950	(32)
Acquisition-related costs	468	469	—	1,406	1,094	29
Restructuring costs	16	825	(98)	352	3,420	(90)
Total research and development	$34,603	$44,328	(22)%	$94,663	$135,872	(30)%
Percentage of revenue	21.2%	17.1%		21.0%	22.6%
The year-over-year decrease of $9.7 million, or 21.9%, in total research and development expense for the third quarter of 2025 compared to the same period of 2024 was primarily driven by a $4.7 million decrease in cash-based personnel-related costs, a $3.5 million decrease in consulting and professional services, and a $1.1 million decrease in stock-based compensation expense.
The year-over-year decrease of $41.2 million, or 30.3%, in total research and development expense in the first nine months of 2025 compared to the same period of 2024 was primarily driven by a $16.9 million decrease in cash-based personnel-related costs, a $15.8 million decrease in consulting and professional services primarily due to the substantial completion of our next generation system-on-chip in 2024, a $3.9 million decrease in stock-based compensation expense, a $3.1 million decrease in restructuring costs, and a $0.9 million decrease in allocated facilities, depreciation, and supporting overhead expenses.
Sales and marketing

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Sales and marketing	$24,117	$38,686	(38)%	$70,324	$110,426	(36)%
Stock-based compensation	885	1,603	(45)	2,702	4,892	(45)
Restructuring costs	(46)	397	(112)	463	1,867	(75)
Total sales and marketing	$24,956	$40,686	(39)%	$73,489	$117,185	(37)%
Percentage of revenue	15.3%	15.7%		16.3%	19.5%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The year-over-year decrease of $15.7 million, or 38.7%, in total sales and marketing expense for the third quarter of 2025 compared to the same period of 2024 was primarily driven by a $9.2 million decrease in advertising and marketing expenses, primarily attributable to online campaigns, activation events and sponsorships, a $2.4 million decrease in cash-based personnel-related costs, a $1.7 million decrease in consulting and professional services, a $0.7 million decrease in stock-based compensation expense, a $0.4 million decrease in restructuring costs, a $0.4 million decrease in travel related expenses, and a $0.3 million decrease in allocated facilities, depreciation, and supporting overhead expenses.
The year-over-year decrease of $43.7 million, or 37.3%, in total sales and marketing expense in the first nine months of 2025 compared to the same period of 2024 was primarily driven by a $24.7 million decrease in advertising and marketing expenses, primarily attributable to online campaigns, sponsorships and activation events, a $6.9 million decrease in cash-based personnel-related costs, a $5.3 million decrease in consulting and professional services, a $2.2 million decrease in stock-based compensation expense, a $1.4 million decrease in restructuring costs, a $1.1 million decrease in allocated facilities, depreciation, and supporting overhead expenses, and a $0.8 million decrease in travel related expenses.
General and administrative

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
General and administrative	$12,416	$12,930	(4)%	$37,694	$36,509	3%
Stock-based compensation	967	1,751	(45)	3,647	5,988	(39)
Acquisition-related costs	9	15	(40)	12	796	(98)
Restructuring costs	101	147	(31)	1,974	1,177	68
Total general and administrative	$13,493	$14,843	(9)%	$43,327	$44,470	(3)%
Percentage of revenue	8.3%	5.7%		9.6%	7.4%
The year-over-year decrease of $1.4 million, or 9.1%, in total general and administrative expense for the third quarter of 2025 compared to the same period of 2024 was primarily driven by a $1.0 million decrease in cash-based personnel-related costs and a $0.8 million decrease in stock-based compensation expense, partially offset by a $0.3 million increase in allocated facilities and supporting overhead expenses, and a $0.3 million increase in consulting and professional services.
The year-over-year decrease of $1.1 million, or 2.6%, in total general and administrative expense for the first nine months of 2025 compared to the same period of 2024 was primarily driven by a $3.6 million decrease in cash-based personnel-related costs, a $2.3 million decrease in stock-based compensation expense, and a $0.8 million decrease in acquisition-related costs, partially offset by a $4.6 million increase in consulting and professional services, a $0.8 million increase in restructuring costs, and a $0.2 million increase in allocated facilities and supporting overhead expenses.
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
See Note 12 Restructuring charges, to the Notes to condensed consolidated financial statements.
Other income (expense)

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Interest expense	$(2,715)	$(808)	236%	$(4,948)	$(2,272)	118%
Other income (expense), net	(1,881)	2,691	(170)	(603)	4,710	(113)
Total other income (expense), net	$(4,596)	$1,883	(344)%	$(5,551)	$2,438	(328)%
Total other income (expense), net was expense of $4.6 million for the third quarter of 2025 compared to income of $1.9 million in the same period of 2024. The year-over-year change of $6.5 million was primarily due to a $2.6 million loss on the revaluation of the warrants issued in connection with the 2025 Credit Agreement as discussed in Note 5 Financing arrangements, a $1.9 million increase in cash interest expense primarily related to the 2025 Credit Agreement and draws on our 2021 Credit Agreement, and a $1.0 million gain on the sale of intellectual property in the prior year quarter.
Total other income (expense), net was expense of $5.6 million for the first nine months of 2025 compared to income of $2.4 million in the same period of 2024. The year-over-year change of $8.0 million was primarily due to a $2.7 million increase in cash interest expense primarily related to the 2025 Credit Agreement and draws on our 2021 Credit Agreement, a $2.6 million loss on the revaluation of the warrants issued in connection with the 2025 Credit Agreement as discussed in Note 5 Financing arrangements, and a $2.1 million decrease in interest income primarily due to an overall lower cash and investments balance in the first nine months of 2025.
Income taxes

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Income tax expense	$771	$2,083	(63)%	$3,732	$301,625	(99)%
We recorded an income tax expense of $0.8 million for the three months ended September 30, 2025 on pre-tax net loss of $20.5 million. Our income tax expense for the three months ended September 30, 2025 primarily resulted from a tax expense of $0.7 million on pre-tax book income in certain tax jurisdictions, discrete items that included $1.1 million of nondeductible equity tax expense for employee stock-based compensation, and tax expense of $0.1 million related to restructuring charges, partially offset by a net decrease in the valuation allowance of $1.3 million.
We recorded an income tax expense of $3.7 million for the nine months ended September 30, 2025 on pre-tax net loss of $80.7 million. Our income tax expense for the nine months ended September 30, 2025 primarily resulted from a tax expense of $4.0 million on pre-tax book income in certain tax jurisdictions and discrete items that included $3.7 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by a net decrease in the valuation allowance of $3.3 million, an income tax benefit of $0.4 million related to restructuring charges, a net tax benefit on goodwill impairment of $0.3 million and foreign provision to income tax return adjustments of $0.2 million.
Each quarter, we assess the realizability of our deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. In the assessment for the period ended September 30, 2025, we concluded that it remains more likely than not that our United States federal and state deferred tax assets would not be realizable. We will continue to monitor our financial results and future projections to assess the realizability of our deferred

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
tax assets. In the event there is a need to release the valuation allowance, a corresponding tax benefit would be recognized. Our foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that our foreign deferred tax assets will be realized and thus, a valuation allowance is not required on our foreign deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law which makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, U.S. research and experimental cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which new tax legislation is enacted. We have evaluated the OBBBA enacted during the third quarter of 2025 and estimated its impact on the condensed consolidated financial statements to be immaterial.
See Note 9 Income taxes, to the Notes to condensed consolidated financial statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$58,431	$102,811
Marketable securities	—	—
Total cash, cash equivalents and marketable securities	$58,431	$102,811
Percentage of total assets	11%	19%
Our primary source of cash is receipts from sales of our hardware products, and subscription and service. Other sources of cash are from proceeds from the issuance of convertible notes, borrowings under our credit facility and credit agreement, employee participation in the employee stock purchase plan, the exercise of employee stock options, and facility subleases. Our primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing, office rent, purchases of property and equipment, other costs of revenue, share repurchases, repurchases of convertible notes, acquisitions, interest, and taxes.
Our liquidity position has been historically impacted by seasonality, which is primarily driven by higher revenues during the second half of the year as compared to the first half. For example, net cash used in operating activities during the second half of 2024 was $27.3 million, compared to cash used in operating activities of $97.8 million during the first half of 2024.
As of September 30, 2025, our cash, cash equivalents, and marketable securities totaled $58.4 million, and we had restricted cash of $94.3 million, which will be used to pay the 2025 Notes and related interest upon maturity in November 2025. The overall cash used in operating activities of $36.3 million for the nine months ended September 30, 2025 was primarily attributable to a net loss of $84.4 million, partially offset by net cash inflows from other non-cash expenses of $23.0 million, an $18.6 million goodwill impairment charge, and changes in our working capital of $6.5 million. Working capital changes for the nine months ended September 30, 2025 of $6.5 million were the result of a decrease in inventory of $36.7 million, partially offset by a decrease in accounts payable and other liabilities of $22.3 million, a decrease in deferred revenue of $4.6 million, an increase in prepaid expenses and other assets of $2.1 million, and an increase in accounts receivables of $1.2 million. As of September 30, 2025, $2.3 million of cash was held by our foreign subsidiaries.
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
The 2021 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants. We are required to maintain Liquidity (the sum of unused availability under the credit facility and our Qualified Cash) of at least $40.0 million from the date we entered into the 2025 Credit Agreement as discussed in Note 5 Financing arrangements through October 30, 2025, $45.0 million from October 31, 2025 through November 14, 2025, $50.0 million from November 15, 2025 through November 30, 2025, and $55.0 million from December 1, 2025 through the maturity date (of which at least $40.0 million shall be attributable to Qualified Cash during all periods), or, if the borrowing base is then in effect, minimum unused availability under the credit facility of at least $10.0 million.
As of September 30, 2025, we were in compliance with all financial covenants contained in the 2021 Credit Agreement. There is an outstanding letter of credit under the 2021 Credit Agreement of $5.2 million for certain duty-related requirements which was not collateralized by any cash on hand. We had fully drawn on our 2021 Credit Agreement as of September 30, 2025.
2025 Credit Agreement
On August 4, 2025, we entered into a Credit Agreement with Farallon Capital Management, L.L.C., as administrative agent and collateral agent (the Agent), and Mateo Financing LLC (the Lender). In November 2025, we amended the Credit Agreement (collectively, the 2025 Credit Agreement). The 2025 Credit Agreement provides for a second lien credit facility up to $50.0 million (the 2025 Term Loan). The 2025 Credit Agreement will mature, and any outstanding borrowings become due and payable on January 22, 2028.
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
The 2025 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including financial covenants. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases and other matters, all subject to certain exceptions. The financial covenants require (a) us to maintain liquidity (defined as unrestricted cash, cash

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
equivalents and availability under the 2021 Credit Agreement) of at least $40.0 million; (b) us not to have EBITDA (as defined in the 2025 Credit Agreement) of (i) less than $10.0 million for the fiscal quarter ending December 31, 2025, (ii) less than negative $12.5 million, subject to adjustment, for the period of four consecutive fiscal quarters ending March 31, 2026, (iii) less than zero, subject to adjustment, for the period of four consecutive fiscal quarters ending June 30, 2026, (iv) less than $25.0 million, subject to adjustment, for the period of four consecutive fiscal quarters ending September 30, 2026 or (v) less than $40.0 million for any period of four consecutive fiscal quarters ending on or after December 31, 2026; and (c) us not to permit an asset coverage ratio (defined as the ratio of (x) the sum of unrestricted cash, cash equivalents, and certain accounts and inventory, divided by (y) the sum of accounts payable and total debt) of less than (i) on or prior to December 31, 2025, 1.25:1.00 or (ii) thereafter, 1.15:1.00. The EBITDA thresholds for the period of four consecutive fiscal quarters ending in 2026 are subject to potential adjustments in the event of a reduction in tariff amounts in Malaysia or Thailand (or both) to a level that is 10% or lower, as described in further detail in the 2025 Credit Agreement. To the extent there are adjustments to the tariff rates of only one of the countries, the corresponding adjustments will be apportioned accordingly. Additionally, from August 4, 2025 through the maturity of the 2025 Notes, the 2025 Credit Agreement requires us to hold the full amount due upon the maturity of the 2025 Notes in a restricted account.
The 2025 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain material ERISA events. An event of default would also occur in the event we fail to maintain the listing of our common stock on the Nasdaq stock market for a period of 30 consecutive days. The occurrence of an event of default could result in the acceleration of the obligations under the 2025 Credit Agreement and 2021 Credit Agreement.
As of September 30, 2025, the outstanding principal under the 2025 Term Loan was $50.0 million, and we were in compliance with all of the financial covenants contained in the 2025 Credit Agreement.
On August 4, 2025, as amended on November 5, 2025, and in connection with the 2025 Credit Agreement, we issued an aggregate of 11,076,968 warrants to purchase shares of our common stock at an exercise price of $0.75. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on August 1, 2035. Any warrants not exercised prior to such time will expire.
Convertible Notes
In November 2020, we issued $143.8 million aggregate principal amount of 2025 Notes in a private placement to purchasers for resale to qualified institutional buyers. In November 2023, we repurchased $50.0 million in aggregate principal amount of the 2025 Notes, reducing the amount owed on the 2025 Notes to $93.8 million. The 2025 Notes mature on November 15, 2025, unless earlier repurchased or converted into shares of Class A common stock subject to certain conditions. We plan to repay the 2025 Notes in cash on or prior to maturity with restricted cash on hand as of September 30, 2025. Prior to August 15, 2025, the 2025 Notes were convertible at the option of the holder. We pay interest on the 2025 Notes semi-annually, which is due on May 15 and November 15 of each year.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity
The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. In the nine months ended September 30, 2025, our performance continued to be impacted by consumer related-macroeconomic issues resulting in a softer global consumer market, an increasingly global competitive landscape and the delay of our next generation 360-camera MAX2, which was introduced in September 2025. During the nine months ended September 30, 2025 and 2024, revenue was $449.9 million and $600.6 million, respectively, representing a 25.1% decline year-over-year. As a result, we incurred operating losses of $75.1 million and operating cash outflows of $36.3 million during the nine months ended September 30, 2025. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $58.4 million and $102.8 million, respectively, and an accumulated deficit of $766.0 million and $681.6 million, respectively. We also had $94.3 million of restricted cash as of September 30, 2025, which will be used to pay the 2025 Notes and related interest upon maturity in November 2025. We had fully drawn on our 2021 Credit Agreement as of September 30, 2025.
We have considered and assessed our ability to continue as a going concern for at least 12 months from the issuance of these condensed consolidated financial statements. Our assessment included the preparation of a cash flow forecast taking into account the restructuring actions already implemented in 2024 and the 2025 Credit Agreement, as discussed in Note 5 Financing arrangements, which provided $50.0 million in August 2025. We considered additional actions within our control that we would implement, if necessary, to maintain liquidity and operations in the ordinary course of business including payment of the 2025 Notes upon maturity. The 2025 operational plan is structured to: (i) realize the savings in wages and benefits from the headcount reductions as part of our 2024 restructuring plans; (ii) lower research and development costs from the completion of a next generation system-on-chip and rationalized product roadmap, and the reduction of sales and marketing expenses to a reduced level consistent with the business size; and (iii) effectively manage working capital, specifically our intention to manage inventory levels to better align with our current run rates and seasonality of the business, and our intention to continue to effectively manage the collection of accounts receivables.
We estimate such actions will be sufficient to allow us to maintain liquidity and operations in the ordinary course, including payment of the 2025 Notes upon maturity on November 15, 2025, for at least 12 months from the issuance of these condensed consolidated financial statements. While we estimate such actions will be sufficient to allow us to maintain liquidity and operations in the ordinary course for at least 12 months from the issuance of these condensed consolidated financial statements, there can be no assurance we will generate sufficient future cash from operations. Factors that can impact our future cash generation include, but are not limited to, further inflation impacting consumer demand and cost of components, rising interest rates, tariffs, ongoing recessionary conditions or continued competition. If we are not successful in maintaining demand for our products or if macroeconomic conditions further constrain consumer demand, we may continue to experience adverse impacts to revenue and profitability. Additional actions within our control to maintain liquidity and operations include further reducing discretionary spending in all areas of the business and further headcount restructuring actions. In addition, we may need additional financing to execute on our current or future business strategy, and additional financing may not be available or on terms favorable to us.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30,
(in thousands)	2025	2024	% Change
Net cash provided by (used in):
Operating activities	$(36,272)	$(100,042)	(64)%
Investing activities	$(2,717)	$8,069	(134)%
Financing activities	$87,835	$(697)	(12,702)%
Cash flows from operating activities
Cash used in operating activities of $36.3 million for the nine months ended September 30, 2025 was primarily attributable to a net loss of $84.4 million, partially offset by net cash inflows from other non-cash expenses of $23.0 million, an $18.6 million goodwill impairment charge, and changes in our working capital of $6.5 million. Working capital changes for the nine months ended September 30, 2025 of $6.5 million were the result of a decrease in inventory of $36.7 million, partially offset by a decrease in accounts payable and other liabilities of $22.3 million, a decrease in deferred revenue of $4.6 million, an increase in prepaid expenses and other assets of $2.1 million, and an increase in accounts receivables of $1.2 million.
Cash flows from investing activities
Cash used in investing activities of $2.7 million for the nine months ended September 30, 2025 was primarily attributable to net purchases of property and equipment of $2.7 million.
Cash flows from financing activities
Cash provided by financing activities of $87.8 million for the nine months ended September 30, 2025 was primarily attributable to net proceeds of $113.2 million from our 2021 Credit Facility and 2025 Credit Agreement and $0.7 million of cash inflows from stock purchases made through our employee stock purchase plan, partially offset by repayments of $22.6 million on our 2021 Credit Facility, payment of debt issuance costs of $2.3 million related to our 2025 Credit Agreement, and $1.2 million in tax payments for net restricted stock unit settlements.
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
In the first quarter of 2025, our market capitalization declined 38% from December 31, 2024, in part due to tariff and geopolitical events, resulting in our market capitalization no longer exceeding the carrying value of our single reporting unit as of March 31, 2025. As a result, we performed a quantitative goodwill impairment analysis and

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
estimated the fair value of our single reporting unit utilizing the income approach using a discounted future cash flow model and a market approach. The analysis required estimates which required significant judgment related to the estimation of future cash flow and discount rates. The analysis was dependent on internal forecasts, estimation of the long-term revenue growth rates, terminal growth rates, profitability measures and determination of the discount rate. As a result of the quantitative impairment test, we concluded that the carrying value of our single reporting unit exceeded its fair value, resulting in the recognition of an $18.6 million goodwill impairment charge in the first quarter of 2025.
In the third quarter of 2025, our market capitalization increased 183% from June 30, 2025, and as such, we do not believe that it is more likely than not that the fair value of our single reporting unit is less than the carrying value as of September 30, 2025. Using the market capitalization approach, the fair value of our single reporting unit is estimated based on the trading price of our stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business. As of September 30, 2025, the market capitalization exceeded the carrying value of our single reporting unit by 76%, which was not adjusted for an acquisition control premium which would further increase the percentage the fair value exceeded the carrying value.
The estimated fair value of our single reporting unit is affected by the volatility in our stock price. For example, a 5% decrease in our September 30, 2025 stock price would result in our market capitalization exceeding the carrying value of our single reporting unit by 75%, which is not adjusted for an acquisition control premium. If our market capitalization declines or future performance falls below our current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which a charge would be necessary. We will continue to monitor developments, including updates to our forecasts and market capitalization. An update of our assessment and related estimates may be required in the future.

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
•adjusted EBITDA and non-GAAP net income (loss) excludes a gain (loss) on insurance proceeds because it is not reflective of ongoing operating results in the period, and the frequency and amount of such gains and losses vary;
•adjusted EBITDA and non-GAAP net income (loss) excludes a gain (loss) on the revaluation of warrants because it is not reflective of ongoing operating results in the period, and hinders our ability to assess core operational performance;
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended
(in thousands)	September 30, 2025	June 30, 2025	September 30, 2024
Net loss	$(21,252)	$(16,422)	$(8,211)
Income tax expense	771	1,309	2,083
Interest (income) expense, net	1,897	916	(152)
Depreciation and amortization	1,800	1,698	1,826
POP display amortization	1,765	1,751	1,424
Stock-based compensation	4,663	5,116	7,372
(Gain) loss on insurance recovery	158	—	—
(Gain) loss on revaluation of warrants	2,594	—	—
Restructuring and other costs	(299)	(58)	1,105
Adjusted EBITDA	$(7,903)	$(5,690)	$5,447
The following table presents a reconciliation of net loss to non-GAAP net loss:

	Three months ended
(in thousands, except per share data)	September 30, 2025	June 30, 2025	September 30, 2024
Net loss	$(21,252)	$(16,422)	$(8,211)
Stock-based compensation	4,663	5,116	7,372
Acquisition-related costs	477	469	484
Restructuring and other costs	(299)	(58)	1,105
(Gain) loss on sale and/or license of intellectual property	—	—	(999)
(Gain) loss on insurance recovery	158	—	—
(Gain) loss on revaluation of warrants	2,594	—	—
Income tax adjustments	(248)	(1,062)	(214)
Non-GAAP net loss	$(13,907)	$(11,957)	$(463)

GAAP diluted net loss per share	$(0.13)	$(0.10)	$(0.05)
Non-GAAP diluted net loss per share	$(0.09)	$(0.08)	$(0.00)

GAAP and non-GAAP shares for diluted net loss per share	158,933	157,843	153,741

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com is denominated in U.S. dollars and various foreign currencies. Revenue generated from our international distributor and retail sales channels is generally priced in U.S. dollars, however we typically evaluate and adjust our international selling prices to reflect local exchange rate fluctuations. The strength of the U.S. dollar relative to other foreign currencies has negatively impacted revenue, gross margin and net income (loss) per share due to our sales outside of the United States by approximately $28.7 million in the 12 months ending September 30, 2025 relative to 2021 foreign currency rates. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, Australian dollar, British pound, Romanian leu, and Japanese yen. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars.
To date, we have not entered into any foreign currency exchange contracts or derivatives, and we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.
Interest rate risk. Our exposure to market risk for changes in interest rates primarily relates to our cash, cash equivalents, restricted cash, and marketable securities. Our cash equivalents, restricted cash and marketable securities are comprised of money market funds, U.S. treasury securities, commercial paper, government securities and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the nature of our investment portfolio, we do not believe that an immediate 10% shift in interest rates would have a material effect on the fair value of our investment portfolio.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of September 30, 2025, based on the evaluation of these controls and procedures required by Rules 13a-15(b) and 15d-15 of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1., Note 10 Commitments, contingencies, and guarantees, to the Notes to condensed consolidated financial statements of this Quarterly Report on Form 10-Q for the three months ended September 30, 2025.

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
In 2024, we incurred an operating loss of $135.0 million due to the combination of delayed product launches, competition, foreign exchange and the effect of macroeconomic conditions on our business, including fluctuating interests rates and inflation, market volatility, economic recession concerns, and the potential occurrence of a temporary U.S. government shutdown. While we have taken and will continue to take actions to reduce our operating expenses, we cannot be certain that we will be able to return to profitability through a combination of revenue growth and gross margin improvement. For example, our annual revenue decreased from $1.01 billion in 2023 to $801.5 million in 2024. In addition, we incurred an operating loss of $75.5 million in 2023.
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
We have experienced high subscriber growth over the past several years, but we may not be able to sustain such growth in the future or our subscriber count could decrease. In 2022 and 2023, the number of subscribers grew 43% and 12%, respectively, year-over-year. In the third quarter of 2025, our subscriber base declined 5% year-over-year to 2.42 million. Our subscription service is the highest gross margin product we offer. Our revenue growth and profitability are dependent on our ability to continuously attract and retain subscribers, and we cannot be certain that efforts to do so will be successful. Any changes to our subscription offerings, or increases to the offering costs, could have an adverse effect on the success and profitability of our subscription service, attracting new subscribers and retaining existing subscribers. There are many factors that could lead to slowing subscriber growth or a decline in subscribers, including a decline in camera sales, attach rates or retention rates, our failure to introduce new features, benefits, products, or services that customers desire, changes to existing products, services, and pricing that are not favorably received by our customers, or changes in the perceived value of our offerings. If the attach rate is less than what we forecasted, this could have a negative impact on our overall subscriber growth plans. A decline in subscribers could have an adverse effect on our business, financial condition, and operating results.
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
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, tech-enabled helmets, software applications, and other products and services. In particular, our flagship camera designs incorporate custom system-on-chip (SoC), image sensors, lens, batteries, and memory solutions that critically impact the performance of our products. Our research and development expenses were $185.9 million, $165.7 million and $139.9 million for 2024, 2023, and 2022, respectively. While we expect our research and development expenses to reduce in 2025 from 2024, we expect research and development expenses will be substantial in 2025 as we develop innovative technologies. Unanticipated problems in developing products could divert substantial resources, which may impair our ability to develop new products and enhancements of existing products and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs which may impact our expected return on research and development efforts and profitability.
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
Historically, the majority of our growth has been fueled by the adoption of our HERO and recently launched MAX2 360-camera products, extensive mount and accessory ecosystem, and subscription products by people looking to self-capture images of themselves and helping those people create and share compelling and meaningful content with friends, family and followers. We believe that our future growth depends on continuing to add versatility to our products, develop new capture perspectives and reach and expand our core community of customers of our products and services, followers, and fans, and then utilizing that energized community as brand ambassadors to an extended community. Despite this, we may not be successful in further penetrating or expanding our existing market.
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
Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. We do not have internal manufacturing capabilities and instead rely on several contract manufacturers, located in China, Malaysia and Thailand, to manufacture our products. All of the components that go into the manufacturing of our hardware products and accessories are sourced from third-party suppliers. We do not control our contract manufacturers or suppliers, including their cost of components, capacity, bandwidth, or costs of their labor, environmental or other practices.
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
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located in China, Thailand and in other countries to manufacture our products. Our contract manufacturer and component vendor locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions, and increased security costs. Recent changes in U.S. trade policy have led to significant changes in tariffs for imported goods, including GoPro products, among other possible changes. In April 2025, the U.S. government announced new and increased tariffs on products imported from other countries and implied the possibility of additional tariffs if no trade deal was obtained with other countries; this new U.S. trade policy could lead to increased tariffs. In August 2025, tariffs were increased from 10% to 19% for U.S.-bound cameras made in Thailand and Malaysia. Despite subsequent modifications and delays to the various tariffs, there is heightened uncertainty with respect to trade and tariff policies and regulations affecting trade between the U.S. and other countries, which could continue to alter the global trade environment. If tariffs increase, we would need to increase prices to offset the tariff costs or have our products produced in non-tariffed countries which could take significant time and expense. If we need to increase prices, that could lead to reduced demand which would impact our operating results and financial condition. Any announcement by the United States Trade Representative (USTR) to impose additional or increased tariffs on GoPro products could have a material adverse effect on our United States bound production, business, and results of our United States operations. If these duties are imposed on our products, we may be required to raise our prices, which may result in the loss of customers and harm our business and results of operations, or we may choose to pay for these tariffs without raising prices, which may negatively impact our results of operations and profitability.
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
Our gross margin can vary due to consumer demand, competition, product pricing, promotional activities, product lifecycle, product mix, new product introductions, GoPro.com sales mix, subscription activation, renewals, and cancellations, commodity costs, supply chain, logistics costs and shipping costs, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. For example, our gross margin was 34.4% for the nine months ended September 30, 2025 and was 33.8%, 32.2%, and 37.2% for 2024, 2023, and 2022, respectively. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect, if consumer demand for our products is less than we anticipate, if cancellation rates for our subscription offerings are higher than expected or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.
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
We have in the past and will in the future integrate new and evolving technologies, such as artificial intelligence (AI), into our products, services and platforms. For example, in the third quarter of 2025, we launched an opt-in AI training program that enables U.S. subscribers to monetize their GoPro cloud-based video content by making it available to help train AI models. We also utilize general-purpose artificial intelligence tools in our business and these use cases may become important in our operations over time. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. AI development, adoption, and use is in its early stages, and ineffective or inadequate AI or generative AI development or deployment practices by us or third parties could result in unintended consequences.
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
We may be unable to satisfy a continued listing rule of Nasdaq.
We are required to meet the continued listing requirements of the Nasdaq Global Select Market and other Nasdaq rules. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted.
On March 25, 2025, we received a letter from The Nasdaq Stock Market LLC indicating that, for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (the Bid Price Rule). In accordance with Nasdaq Listing Rule 5810(c) (3)(A), we were provided an initial period of 180 calendar days to regain compliance. On August 5, 2025, we received a letter from Nasdaq confirming that we had regained compliance with the Bid Price Rule. The notification letter confirmed that, from July 22, 2025 to August 4, 2025, our minimum bid price had been $1.00 per share or higher and, accordingly, we had regained compliance with Nasdaq Listing Rule 5450(a)(1) and that the matter was now closed.
However, if our common stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, we would receive another notice of non-compliance with Nasdaq's listing standards and may be provided a period of 180 calendar days from the date of such notice to regain compliance with the Bid Price Rule. There can be no assurance that our common stock will continue to close at or above the $1.00 per share minimum bid price as required by Nasdaq, or that we will otherwise meet the requirements of Nasdaq for continued inclusion for listing on The Nasdaq Global Select Market.
If our Class A common stock were to be delisted from The Nasdaq Global Select Market, we may or may not be eligible to list our shares on another market. Such a delisting could negatively impact us by, among other things, reducing the liquidity and market price of our Class A common stock, limited availability of market quotations and analyst coverage for our common stock. Additionally, if our Class A common stock were to be delisted, we would be subject to an event of default under the 2025 Credit Agreement. Additionally, any efforts to regain compliance with Nasdaq's listing standards in the future may result in increased expenses and our management and other personnel needing to devote significant time to the process.
The dual class structure of our common stock has the effect of concentrating voting control with our CEO, and we cannot predict the effect our dual class structure may have on our stock price or our business.

Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 66.3% of the voting power of our outstanding capital stock as of September 30, 2025, with Mr. Woodman, our Chairman and CEO, holding approximately 63.4% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Risks related to our indebtedness
We have indebtedness in the form of convertible senior notes and credit agreements.
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
In addition, on August 4, 2025, we entered into a second lien credit agreement (2025 Term Loan) pursuant to which we borrowed $50.0 million, in addition to our outstanding credit agreement which provides for a revolving credit facility (2021 Credit Facility, and together with the 2025 Term Loan, the Credit Facilities) and under which we have borrowed $50.0 million.
Holders of the remaining 2025 Notes will have the right to require us to repurchase their 2025 Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the 2025 Notes to be purchased, plus accrued and unpaid interest, if any. In addition, the indentures for the 2025 Notes provide that we are required to repay amounts due under such indenture in the event that there is an event of default for the 2025 Notes that results in the principal, premium, if any, and interest, if any, becoming due prior to the maturity of the 2025 Notes. There can be no assurance that we will be able to repay our indebtedness when due, or that we will be able to finance our indebtedness, all or in part, on acceptable terms. In addition, our indebtedness could, among other things:
•heighten our vulnerability to adverse general economic conditions and heightened competitive pressures;

•require us to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and industry;
•place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and
•impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes, or other purposes.
In addition, our ability to purchase the remaining 2025 Notes or repay prior to maturity any accelerated amounts under the 2025 Notes upon an event of default or pay cash upon conversion of the 2025 Notes may be limited by law, by regulatory authority or by agreements governing our indebtedness outstanding at the time, including our Credit Facilities. Our Credit Facilities restrict our ability to repurchase the 2025 Notes for cash or repay prior to maturity any accelerated amounts under the 2025 Notes upon an event of default or pay cash upon conversion of the 2025 Notes, to the extent that on the date of such repurchase, repayment or conversion, as the case may be, we do not meet certain financial criteria set forth in the Credit Facilities.
Any of our future indebtedness may contain similar restrictions. Our failure to repurchase the 2025 Notes at a time when the repurchase is required by the indentures (whether upon a fundamental change or otherwise under the indentures) or pay cash payable on future conversions of the 2025 Notes as required by the indentures would constitute a default under the indentures. A default under the indentures or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness, including our Credit Facilities. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness, repurchase the 2025 Notes or make cash payments upon conversions thereof.
Our credit agreements impose restrictions on us that may adversely affect our ability to operate our business.
Both the 2025 Term Loan and the 2021 Credit Facility contain restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise impact our liquidity. Specifically, the 2025 Term Loan contains financial covenants that require us to maintain minimum liquidity, EBITDA, and asset coverage ratio. Our ability to comply with any particular financial covenant under the 2025 Term Loan or the 2021 Credit Facility depends on many factors, some of which are beyond our control (including, but not limited to, tariffs and component cost increases), and could result in material adverse consequences that negatively impact our business. Failure to comply with any particular covenant could result in default. In addition, the 2025 Term Loan and the 2021 Credit Facility each contain a cross-default provision whereby a default under one agreement would result in default under the agreements covering other borrowings and vice versa. The occurrence of a default under any of these borrowing arrangements would permit the holders of the 2025 Notes or the lenders under the 2025 Term Loan and 2021 Credit Facility to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If the 2025 Note holders or the trustee under the indentures governing the 2025 Notes or the lenders under our credit facility accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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
Exercise of our outstanding warrants will likely dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.
Exercise of our outstanding warrants will likely dilute the ownership interest of our existing stockholders. In the future, we may issue additional securities to raise capital. We may also acquire interests in other companies by using a combination of cash and our Common Stock or just our Common Stock. Any of these events may dilute a stockholder’s ownership interest in GoPro and have an adverse impact on the price of our Common Stock.
On August 4, 2025, and as amended in November 2025, in connection with entry into our second lien credit agreement (2025 Term Loan), we issued and sold warrants to purchase up to 11,076,968 shares of our Class A common stock, par value $0.0001 per share. The warrants are immediately exercisable, in whole or in part, at an exercise price of $0.75 per share (either through cash or cashless settlement) and may be exercised at any time until the ten-year anniversary of the issuance date.
Any sales in the public market of the shares of Class A common stock issuable upon such exercise of such warrants, or the anticipation of such exercises and sales, could adversely affect the prevailing market prices of our Class A common stock. Additionally, the existence of such warrants may encourage short selling by market participants because the exercise of such warrants could be used to satisfy short positions, or because the anticipated exercise of such warrants for shares of Class A common stock could depress the price of our Class A common stock. These warrants, if exercised, would dilute the ownership interests of our existing stockholders in future periods.
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
Issuer Purchases of Equity Securities
As of September 30, 2025, we have a remaining share repurchase authorization of $60.4 million under the current stock repurchase program authorized by our Board of Directors in January 2022 and February 2023. No shares of our Class A and Class B common stock were repurchased during the three months ended September 30, 2025.

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
Set forth below is certain information regarding “Rule 10b5-1 trading arrangements” (Rule 10b5-1 trading plans) or a “non-Rule 10b5-1 trading arrangements” (non-Rule 10b5-1 trading plans), each as defined in Regulation S-K Item 408, adopted by our directors and officers (as defined in Rule 16a-1(f)) during the third quarter of fiscal year 2025. The Rule 10b5-1 trading plans listed below are each intended to satisfy the affirmative defense of Rule 10b5-1(c).

Name	Title	Date Plan was Adopted	Expiration Date	Total Amount of Class A Common Stock to be Sold Under the Plan	Total Amount of Class B Common Stock to be Sold Under the Plan	Total Amount of Class A & B Common Stock to be Sold Under the Plan
Jason Stephen	Vice President, General Counsel & Corporate Secretary	8/19/2025(1)	8/19/2026	123,756	—	123,756(2)

(1)    On August 19, 2025, Jason Stephen, our Vice President, General Counsel & Corporate Secretary, entered into a Rule 10b5-1 trading plan (the "Stephen 2025 Plan") which was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
(2)    The Stephen 2025 Plan provides for the sale of up to a maximum of 123,756 shares of Class A common stock comprised of shares acquired upon the vesting of restricted stock units and performance-based restricted stock units, previously vested restricted stock units, and previous purchases under the Company's Employee Stock Purchase Plan. During the term of the Stephen 2025 Plan, all vested shares received pursuant to equity awards granted to Mr. Stephen will exclude any shares withheld by the Company to satisfy its income tax withholding and remittance obligations in connection with the net settlement of the equity awards. Performance-based restricted stock units are subject to the satisfaction of certain performance criteria and have a payout range of 0% - 150%. Due to pricing conditions in the Stephen 2025 Plan and the vesting conditions of the awards, the number of shares actually sold under the Stephen 2025 Plan may be less than the maximum number of shares that can be sold, as noted in the table above. The Stephen 2025 Plan will expire on August 19, 2026, or earlier if all transactions under the Stephen 2025 Plan are completed.

On July 29, 2025, Nicholas Woodman, our Chief Executive Officer and Chairman, terminated a Rule 10b5-1 trading plan which was adopted on August 30, 2024 on behalf of The Woodman Family Trust U/A/D 03-11-2011 (WFT 2024 Plan) and intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. As of the date of termination of this Rule 10b5-1 trading plan, the WFT Plan had sold no shares of Class A common stock under its terms.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading plan during the third quarter ended September 30, 2025.

Item 6. Exhibits
Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
4.1	Form of Common Stock Purchase Warrant dated August 4, 2025, by and among GoPro and Mateo Financing, LLC.	8-K	001-36514	4.1	August 04, 2025
10.1*	Credit Agreement dated August 4, 2025, by and among GoPro and Farallon Capital Management, L.L.C., on behalf of the lenders thereunder.	8-K	001-36514	10.1	August 04, 2025
10.2*	Amendment No. 2 to Credit Agreement dated August 4, 2025, by and among GoPro and Wells Fargo Bank, National Association, on behalf of the lenders thereunder.	8-K	001-36514	10.2	August 04, 2025
10.3	Warrant Agreement dated August 4, 2025, by and among GoPro and Mateo Financing, LLC.	8-K	001-36514	10.3	August 04, 2025
10.4	Amendment No. 1 to Credit Agreement dated November 5, 2025, by and among GoPro and Farallon Capital Management, L.L.C., on behalf of the lenders thereunder.	8-K	001-36514	10.2	November 06, 2025
10.5	Subscription Agreement dated November 5, 2025, by and between The Woodman Family Trust under Trust Agreement dated March 11, 2011 and GoPro, Inc.	8-K	001-36514	10.3	November 06, 2025
10.6	2025 Warrant Amendment dated November 5, 2025, by and among GoPro and Mateo Financing, LLC.	8-K	001-36514	10.5	November 06, 2025
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X
*    We have omitted the schedules or exhibits to this Exhibit in accordance with Regulation S-K Item 601(a)(5). A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.
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

GoPro, Inc.
(Registrant)

Dated:	November 6, 2025	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	November 6, 2025	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	November 6, 2025	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)