Form 10-K
period 2025-12-31
GoPro, Inc.
filed 2026-03-12
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $99,478,000 based upon the closing price reported for such date on The Nasdaq Global Select Market.
As of March 5, 2026, 137,903,867 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

GoPro, Inc.

PART I.
Special note regarding forward-looking statements
This Annual Report on Form 10-K of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Item 1A. Risk Factors. Forward-looking statements include, but are not limited to, statements regarding our plans to improve product offerings in Item 1. Business and other sections of this Annual Report on Form 10-K, projections of results of operations, research and development plans, marketing plans, plans to invest in and expand our global retail and distribution footprint, and revenue growth drivers; plans to manage our operating expenses effectively; dilution of our common stock; our ability to maintain compliance with Nasdaq listing requirements; plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; our ability to achieve profitability if there are delays in our product launches, increases in component costs, or shortages of key components; the impact of negative macroeconomic factors including fluctuating interest rates and inflation, market volatility, economic recession concerns, and potential occurrence of a temporary federal government shutdown; the ability to grow camera sales to drive meaningful volume and subscription growth; the ability to maintain camera sales sufficient to drive meaningful volume, revenue, and subscriber base; our ability to acquire and retain subscribers; the impact of competition on our market share, revenue, and profitability; the effects of global conflicts and geopolitical issues such as the conflicts in the Middle East, Ukraine, Venezuela or China-Taiwan relations on our business; the impact of recent developments with respect to U.S. tariffs, including uncertainties regarding any new proposed tariffs; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the threat of a security breach or other disruption including cyber-attacks; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Annual Report on Form 10-K including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Annual Report on Form 10-K to reflect future events or developments.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those described in Item 1A. Risk Factors on this Annual Report on Form 10-K. These risks include, but are not limited to the following:
•We have incurred substantial operating losses in the last several years, and we may not be able to achieve revenue growth or profitability in the future, and if revenue growth or profitability is achieved, we may not be able to sustain it.
•We are taking a multi-pronged approach to regaining profitability with a focus on continued innovation and new product introductions while effectively managing and implementing cost-saving measures where appropriate, which may not be effective to restore profitability in our business.
•Our products are highly dependent on the availability and cost of key components, including memory, microprocessors, and other semiconductors, and recent price volatility, limited availability, and anticipated cost increases may put further downward pressure on our gross margins and impair our ability to become profitable.
•To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions, and product pricing.
•We may not be able to acquire and retain subscribers at all or at historical rates and may decrease which could adversely impact our results of operations and our ability to be profitable.
•Adverse changes to trade agreements, trade policies, tariffs and import/export regulations may continue to have a negative effect on our business and results of operations.
•Our ability to be profitable relies, in part, on development of effective sales channels and marketing efforts. We depend upon maintaining and developing effective sales channels between our retailers and distributors, as well as direct-to-consumer via GoPro.com, and to develop and implement effective marketing strategies.
•The digital imaging market is highly competitive. Further, competition has intensified in digital imaging as new market entrants and existing competitors have introduced new, innovative product offerings into our markets. Increased competition could continue to erode our market share and decrease our revenue and profitability.
•Future profitability depends on our ability to develop new products for new markets with the goal to expand our core community of customers, and we may not be successful in doing so.
•We may not be able to secure additional financing on favorable terms, or at all, to meet any future capital needs, and any future equity raises may dilute our existing shareholders.
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
•Our stock price has been and will likely continue to be volatile.
•Our stock price has been, and may in the future be, affected by atypical retailer investor interest.
•Our Class A common stock may cease to be listed on the Nasdaq Global Select Market.
•We have indebtedness in the form of convertible senior notes and credit agreements.
•Our credit agreements impose restrictions on us that may adversely affect our ability to operate our business.
•Exercise of our outstanding warrants or Convertible Debentures will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.

Item 1. Business
Overview
GoPro helps the world capture and share itself in immersive and exciting ways. Our cameras, mountable and wearable accessories, subscription and service, and implied post contract support have generated substantially all of our revenue. We sell our products globally through retailers, distributors, and on GoPro.com.
Our product offerings include cameras, mounts and accessories, lifestyle gear, applications, and subscription and services. In recent years, we have seen increased competition with new product offerings that address either new markets or solutions, which has resulted in market share loss. We believe our strategy of investing in our new next-generation, AI-driven system-on-chip (SoC), GP3, will result in new types and categories of cameras and accessories, and subscription and service offerings that will improve our performance moving forward. See Products for additional information.
Our strategy
Helping our consumers capture and share their experiences in immersive and exciting ways is at the core of our mission and business. We are committed to developing solutions that create an easy, seamless experience for consumers to capture, create, and share engaging personal content with a focus on enabling capture beyond the phone, targeting markets where GoPro can add value, performance, and differentiation. When consumers use our cameras, accessories, and subscription and services, they often generate and share content that increases awareness for GoPro, driving a virtuous cycle and a self-reinforcing demand for our cameras, accessories, and subscription and services. We believe revenue growth will be driven by the introduction of new types and categories of cameras, accessories, subscription and service offerings, and our AI Training program launched in 2025, which enables U.S. subscribers who opted in to monetize their GoPro cloud-based content for AI model training. Additionally, we believe our investments in hardware, cloud, and mobile software solutions have yielded a solid foundational experience for consumers that we will continue to build upon. Consumers can choose between numerous channels to purchase our hardware products, which are sold through a global network of retailers and GoPro.com. In addition, consumers may purchase our subscriptions through GoPro.com or via the Quik mobile app.
Products
Cameras
•HERO13 Black is our flagship camera featuring our GP2 processor, HyperSmooth 6.0 image stabilization, hybrid-log gamma (HLG) high dynamic range (HDR) photos and videos in 5.3K at 60 frames per second (FPS) and 4K at 60 FPS, and a high capacity battery resulting in longer runtimes and improved thermal performance. HyperSmooth 6.0 image stabilization features AutoBoost, which analyzes up to 4x more data compared to HyperSmooth 5.0 while supporting 360-degree Horizon Lock. The HERO13 Black also includes 10-bit color video at up to 5.3K video at 60 FPS, 27-megapixel photo resolution, 8:7 aspect ratio video for a larger vertical field of view, HyperView, which allows for a 16:9 field of view, Superview, and Horizon Leveling. The HERO13 Black also includes a front-facing and rear touch display, TimeWarp 3.0, a Timecode Sync feature, and a Night Effects Time Lapse feature. In 2025, we shipped a limited edition HERO13 Black in a Polar White colorway, and another limited edition HERO13 Black in a Forest Green colorway, both of which included all of the features of our flagship camera. We also offer our Ultra Wide Lens Mod, Macro Lens Mod, Anamorphic Lens Mod and a ND Filter 4-Pack for HERO13 Black. The Ultra Wide Lens Mod allows for an ultra wide-angle digital lens for 4K video at 60 FPS, the Macro Lens Mod allows the HERO13 Black to focus on objects 4x closer than prior generation cameras, and the Anamorphic Lens Mod captures ultra wide-angle footage with reduced distortion and lets anyone tell their stores using the 21:9 aspect ratio used in feature films. The ND Filter 4-Pack allows the HERO13 Black to create motion blur. Additionally, we offer our HERO13 Black Creator Edition, which combines the HERO13 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.
•HERO12 Black features our GP2 processor, HyperSmooth 6.0 image stabilization, HDR photos and videos in 5.3K at 60 FPS and 4K at 60 FPS, and wireless audio support for Apple AirPods and other Bluetooth devices. The HERO12 Black also includes 10-bit color video at up to 5.3K video at 60 FPS, 27-megapixel photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and HyperView, which allows for a 16:9 field of view. The HERO12 Black also includes the Enduro Battery, which improves the camera performance in both cold and moderate temperatures, a front-facing and rear touch display, TimeWarp 3.0, a Timecode Sync feature, and a Night Effects Time Lapse feature. Our HERO12 Black Creator Edition is an all-in-one content capturing bundle that makes vlogging, filmmaking and live streaming easier than ever. HERO12 Black Creator Edition combines the HERO12 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos. We also offer prior generation flagship cameras such as the HERO11 Black and HERO10 Black cameras.
•LIT HERO launched in 2025 and can shoot videos in 4K at 60 FPS, capture photos with 12-megapixel resolution, and record in a slow-motion setting of up to 4K at 60 FPS. LIT HERO includes a built-in light, is waterproof up to 16 feet, and weighs 93 grams. It captures content with a wide field of view lens so that HyperSmooth image stabilization can be applied in the Quik app.
•HERO launched in 2024 and is our smallest and lightest version of a HERO camera featuring a one-button design and touch display. The HERO camera can shoot videos at up to 4K at 30 FPS and in 4:3 aspect ratio for a wider, more immersive video, captures photos with 12-megapixel resolution, and has a slow-motion setting of up to 2.7K at 60 FPS. The HERO camera captures content with a wide field of view lens so that HyperSmooth image stabilization can be applied in the Quik app.
•MAX2 launched in 2025 and is our True 8K waterproof 360-camera featuring 10-bit color video in 8K at 30 FPS, 29-megapixel resolution for 360-degree photos, and easily replaceable lenses made from water-repelling optical glass. In addition, MAX2 includes in-camera POV and Selfie Video Modes, six built-in microphones that provide 360 audio and wireless Bluetooth functionality, built-in GPS, MAX HyperSmooth image stabilization, 360-degree MAX TimeWarp Video, and MAX SuperView. MAX HyperSmooth provides high performance video stabilization, while MAX SuperView provides a wide field of view. Our MAX2 camera also includes a MAX Enduro battery which increases recording time and improves cold-weather performance. The Quik app includes editing tools for our MAX2 camera such as AI Object Tracking and MotionFrame editing.
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
Mounts and accessories. We offer a wide range of mounts and accessories, either bundled with a camera or sold separately, that enhance the functionality and versatility of our cameras, and enable consumers to capture their experiences during a variety of activities or moments from different viewpoints. Fluid Pro AI, launched in 2025, is our new multi-camera compatible gimbal designed for creators that own multiple types of cameras and need one gimbal to meet their multi-camera stabilization needs. We also produce and sell camera attachments called Mods, which allow users to transform their HERO13 Black, HERO12 Black, and HERO11 Black cameras into a production powerhouse. The Ultra Wide Lens Mod for the HERO13 Black is an ultra wide-angle digital lens for 4K video at 60 FPS, the Macro Lens Mod allows the HERO13 Black to focus on objects 4x closer than prior generation cameras and the ND Filter 4-Pack allows the HERO13 Black to create motion blur. The Anamorphic Lens Mod for the HERO13 Black captures ultra wide-angle footage with reduced distortion and lets anyone tell their stories using the 21:9 aspect ratio used in feature films. The Media Mod provides an integrated directional microphone, the Light Mod illuminates a scene and the Display Mod allows users to frame themselves during self-capture. These three Mods are compatible with the HERO13 Black, HERO12 Black and HERO11 Black cameras. In addition, we offer Max Lens Mod 2.0 that brings Max HyperSmooth video stabilization and an ultra-wide-angle digital lens for photos and videos to the HERO13 Black and HERO12 Black cameras. Other equipment-based mounts include helmet, handlebar, roll bar and tripod mounts. Our 3-way mount is a 3-in-1 mount that can be used as a camera grip, extension arm or tripod, and our floating mounts such as the Handler and Floaty, allow our cameras to float in water. We also enable consumers to wear mounts on their bodies with the use of our magnetic swivel clip, chest harness and head strap. Additionally, we offer spare batteries, dive filters and charging accessories, and cables to connect our GoPro cameras to computers, laptops, and television monitors. Our accessories expand the features, versatility, and convenience of our cameras.
Subscriptions
•Premium subscription is a subscription service that includes unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 100 gigabytes (GB) of non-GoPro content, the delivery of highlight videos automatically via our mobile app when GoPro camera footage is uploaded to the user’s GoPro cloud account using Auto Upload, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, lifestyle gear, mounts and accessories. Our HERO5 Black and newer cameras automatically upload photos and videos to a subscriber’s GoPro account at the highest possible quality, while our HERO7 Black and newer cameras can access our live-streaming service.
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
Applications. We offer mobile and web applications, and desktop plugins that provide a complete media workflow for archiving, editing, multi-clip story creation, and sharing content on the fly. Our Quik mobile app provides the primary experience for users of the Premium+, Premium and Quik subscriptions and is an integration point for GoPro camera owners into the GoPro software ecosystem. The primary goal of the Quik mobile app is to enable users to get the most out of their favorite photos and videos from any phone or camera. This includes a simplified but powerful experience for offloading, backup, editing, story creation and sharing of user’s media. Our GoPro Reframe plugin for Adobe Premiere Pro, Adobe After Effects, and DaVinci Resolve provides users with creative control over footage and enabling reframing, animated movements, motion blur transitions, and adjustments to lens curvature. Our Quik mobile app makes it easy for users to get the most out of their favorite photos and videos no matter which phone or camera is used to capture the footage.
Lifestyle Gear. We offer a lifestyle gear lineup that melds our signature design and versatility across a line of bags, backpacks. and cases. We also offer an exclusive line of t-shirts, hats, and other soft goods that capture the spirit of the brand.
Seasonality
Historically, we have experienced the highest levels of total revenue and channel inventory sell-through in the fourth quarter of the year, coinciding with the holiday shopping season, particularly in the United States and Europe. While we have implemented operational changes aimed at reducing the impact of fourth quarter seasonality on full year performance, timely and effective product introductions, whether just prior to the holiday season or otherwise, and forecasting, are critical to our operations and financial performance.
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
We have a user experience-driven approach to hardware and software product development. By engaging with customers, consumers, and opinion leaders in our core markets around the world, our development team strives to introduce meaningful and empowering new features that expand the versatility and performance of our hardware and software products. We also benefit from input received from our in-house production team, our sponsored athletes, and our brand advocates that regularly travel the world capturing content using our hardware and software products. We believe leveraging this input will help refine our existing hardware and software products and influence future products that give us a competitive advantage.
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
Manufacturing, logistics, and fulfillment
Our hardware products are designed and developed in the United States, France, China, and Romania, and a majority of our manufacturing is outsourced to contract manufacturers located in China, Thailand and Vietnam. We believe that using outsourced manufacturing enables greater scale and flexibility than establishing our own manufacturing facilities. Periodically, key strategic parts are purchased from suppliers by us and then consigned to our manufacturers, while the vast majority of parts are procured directly by our contract manufacturers. Our strategic commodities team manages the pricing and supply of the key components of our cameras, including digital signal processors, sensors and lenses, and we leverage their expertise to achieve competitive pricing on the largest value-add components and leverage our contract manufacturers’ volume purchases for best pricing on common parts.
We have third-party facilities in China and Thailand for final pack-out of our finished cameras and accessories. These finished cameras and accessories are shipped to outsourced fulfillment centers in the United States, Hong Kong, Japan, and Netherlands that deliver our hardware products to our customers. We periodically evaluate our manufacturing supply chain to make sure we are taking advantage of economic and operational efficiencies.
Sales channels and customers
We offer our hardware products in over 100 countries through our retail sales channel to retailers and distributors, and through our direct-to-consumer sales channel via GoPro.com. In 2025 and 2024, GoPro.com revenue, which includes subscription and service revenue, represented 26% and 25% of our total revenue, respectively, and retail accounted for 74% and 75% of our total revenue, respectively.
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
GoPro.com. We sell our full line of hardware and software products to consumers worldwide through our online store at GoPro.com, which we market through online and offline advertising. GoPro.com revenue, which includes subscription and service revenue, represented 26%, 25%, and 30% of total revenue for 2025, 2024, and 2023, respectively.

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
In-store merchandising
Our in-store merchandising strategy focuses on our iconic GoPro-branded, video-enabled point of purchase (POP) merchandising displays located in nearly all retail outlets where our hardware products are sold. These displays showcase GoPro videos and present our hardware and software product ecosystem in a customer-friendly manner. Our larger retailers help us represent a broader range of GoPro hardware products due to their in-store deployment of our larger and custom POP displays. As of December 31, 2025 and 2024, we had approximately 30,000 and 30,000 POP displays, respectively, in retail outlets worldwide.
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
Consumer marketing. Social media plays an important role in our consumer marketing strategy as an awareness driver and opportunity to engage directly with our community. Our consumers capture and share GoPro content on social media platforms including Facebook, Instagram, X (formerly known as Twitter), and YouTube. As of December 31, 2025, we reached a total of 53.4 million followers across all social media platforms and we reached a total of 4.9 billion views on GoPro's YouTube channel. We also integrate user-generated content and GoPro originally produced content into advertising campaigns across various platforms including television, print, online, billboards, and other out-of-home advertising, and at consumer and trade facing events. This content also supports our in-store channel marketing efforts, appearing on our POP displays and other in-store marketing materials. We continue to believe GoPro content remains a significant asset that builds awareness for our brand and hardware and software products.
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
We compete against established, well-known camera manufacturers such as Canon Inc. and Nikon Corporation, as well as large, diversified electronics companies such as, Samsung Electronics Co. and Sony Corporation and specialty companies such as Garmin Ltd., the Ricoh Company, Ltd., Arashi Vision Inc. (Insta360), and SZ DJI Technology Co., Ltd. We believe we compete favorably with these companies’ products. Our durable and versatile hardware product design facilitates increased functionality and wearability, and we offer a variety of mounts and other accessories that enable a wide range of consumer use cases. Further, we offer many professional-grade features, many of which are patented, within our camera and 360-camera product offerings at attractive consumer price points, including our HyperSmooth 6.0, in-camera horizon leveling that keeps shots smooth and level, and for our 360 experience, MAX SuperView and PowerPano. MAX SuperView provides a wide field of view while PowerPano allows users to capture a 6.2mp, 270-degree panoramic photo with the push of a button and creates an artifact-free shot of action or movement. We also provide users with a mobile application that enhances the overall GoPro experience. Moreover, we believe we have achieved significant brand recognition in our target vertical markets. We believe our years of experience working with active and influential consumers contributes to our ability to develop attractive hardware and software products and establishes the authenticity of our brand, thereby differentiating us from current and potential competitors.
Smartphones and tablets with photo and video functionality have significantly displaced the market for traditional camera sales, and the makers of those devices also have mobile and other content editing applications and storage for content captured with those devices. Our Quik mobile app, and subscription and service offerings, may not be as compelling a solution as those offered by other companies, such as Apple, Inc. and Google, although the Quik mobile app supports content from other platforms including content from iOS and Android. It is possible that, in the future, the manufacturers of such devices, such as Apple, Google, and Samsung, may continue to design their products for use in a range of conditions, including challenging physical environments and waterproof capabilities, or develop products with features similar to ours. In addition, new companies may emerge and offer competitive products directly in our category.
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
GoPro’s patent portfolio reflects our leadership in the high-tech and electronics industry. As of December 31, 2025, we had approximately 1,608 issued patents and 280 patent applications pending in the United States, and 868 corresponding issued patents and 46 patent applications pending in foreign jurisdictions. Our patents cover technology and product areas that include cameras, mounts, accessories, digital imaging, image processing, image stabilization, operational firmware and software, post-processing software, mobile and cloud software, as well as the ornamental aspects of our hardware and software products. Our patents expire at various times, and no single patent or other intellectual property right is solely responsible for protecting GoPro’s products, software, and services. GoPro continues to invest in protecting its expanding innovation through ongoing development of its patent portfolio. We continually assess our innovations, including their patentability, and regularly file patent applications to protect our innovations and technologies that come from our research, development, and design.
We take active measures to protect our intellectual property against unauthorized third-party use, including misuse of our patents, copyrights, trademarks, and other proprietary rights. We monitor online marketplaces for infringing, knock-off, or counterfeit products and take action to remove those products. We have and expect to continue to take legal action to enforce our intellectual property and proprietary rights when appropriate. For example, we have initiated legal action against our competitors for patent infringement, as further described in Note 11 Commitments, contingencies, and guarantees.
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

Human capital
We are continually investing in the engagement and retention of our global workforce by acting upon employee feedback, maintaining a powerfully positive work culture, providing market-competitive benefits to support our employees’ health and well-being, and fostering a learning environment in support of their growth and development. As of December 31, 2025, we employed 636 people globally.
We believe that when our people thrive, our business thrives.
Employee Development and Training
Our leadership development and coaching programs focus on individual leadership growth, building trust and relationships with peers, and sharing best practices. To support managers and individual contributors within the company, we provide training and development opportunities through our online portal, Opportunity Lab. Opportunity Lab enables employees to access self-directed web-based courses focused on topics such as leading change, communication, feedback and career development planning. We also offer employee development through our Mentorship Program. This program supports the employees’ professional development while expanding their network with our senior leaders.
We believe that employee development is a shared responsibility of employee and manager, through both formal feedback programs including goal-setting, and informal methods (e.g., stretch assignments and peer-to-peer learning). Through our Grow Pro Plan program, managers and employees reflect on their individual skills and areas for development, guided by our company competency framework, and by what specific areas the employee would like to develop each year. We have a robust talent calibration and succession planning process to ensure we fill the talent pipeline and provide clear career paths for all employees.
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

Item 1A. Risk Factors
You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K before making an investment decision. We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control, that have in the past and could in the future materially and adversely affect our business, financial condition, and results of operations. The risk factors below do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.

Risks related to our business and industry
We have incurred substantial operating losses in the last several years, and we may not be able to achieve revenue growth or profitability in the future, and if revenue growth or profitability is achieved, we may not be able to sustain it.
In 2025, we incurred an operating loss of $83.3 million due to the combination of delayed product launches, competition, and the effect of macroeconomic conditions on our business, including tariff volatility, inflation, market volatility, economic recession concerns, and a temporary U.S. government shutdown. We cannot be certain that we will be able to return to profitability through a combination of revenue growth, gross margin improvement, and actions we have taken and will continue to take to reduce our operating expenses. For example, our annual revenue decreased from $801.5 million in 2024 to $651.5 million in 2025. In addition, we incurred an operating loss of $135.0 million in 2024.
Looking ahead, we may experience lower levels of revenue, or lower gross margin for a variety of reasons, including, among other factors: ineffective or untimely investments in product innovation and development; product cost overruns; any delays or issues with our new product launches, such as the delayed launch of MAX2; increased component costs, including both the cost and supply of memory and other semiconductors; lower levels of marketing and advertising spend and its effectiveness thereof; increasing freight rates; shipping delays; increased supply chain costs; lower average sales pricing for our cameras; or a recession or other sustained adverse market events such as volatility of tariff rates that materially impacts consumer purchases of discretionary items, such as our products. For example, recently, prices for critical memory components have increased by more than 80% and price increases are expected to continue in 2026. Currency exchange rate fluctuations may also negatively impact revenue and gross margin. While we have taken and will continue to take actions to moderate operating expenses, we cannot guarantee that we will be able to return to profitability through a combination of revenue growth, significant gross margin improvement, and operating expense reductions.
We may continue to experience fluctuating revenue, expenses, and profitability for a number of reasons, including other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that impact our revenue growth or profitability.
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
In order to manage our profitability, we will need to effectively manage our existing resources and may also have to continue to reduce costs. We previously implemented company-wide restructurings of our business, including in March 2024, August 2024 and October 2024, resulting in a reduction in our global workforce, the elimination of certain open positions and reduction of certain office space, as well as the elimination of several high-cost initiatives, to optimize our cost structure and focus our resources on cameras, accessories, subscription and service, and tech-enabled helmets. In 2025, we reduced our spending on research and development by 32% and decreased our spending on marketing by 37%.
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
Our products are highly dependent on the availability and cost of key components, including memory, microprocessors, and other semiconductors, and recent price volatility, limited availability, and anticipated cost increases may put further downward pressure on our gross margins and impair our ability to become profitable.
Key components of our products include memory, microprocessors, and other semiconductors. There has been a worldwide, unprecedented shortage of available semiconductor components due to the increase of demand by artificial intelligence data centers, which require substantially higher processing bandwidth and memory capacity, competition from other consumer products that use similar components as our cameras, and manufacturing capacity constraints, including back-end assembly and test. Memory component prices have recently increased significantly year-over-year, as much as 80%. The significant industry-wide shortages and volatility in selling prices could continue to adversely affect our business as we compete for these components in the marketplace. If the price of semiconductors and other critical components increase and the lack of availability continues, we may need to increase prices to offset these significant component costs or we may not be able to manufacture enough products to meet forecasted demand. An increase in our product prices could lead to reduced consumer demand, which would adversely affect our business, revenue, and results of operations.
To remain competitive and stimulate consumer demand, we must effectively manage product introductions, product transitions, and product pricing.
We believe that we must continually develop and introduce new products on schedule and within budget, enhance our existing products, anticipate consumer preferences, and effectively stimulate consumer demand for new and upgraded products and services to maintain or increase our revenue. Our products and services are subject to changing consumer preferences that cannot be predicted with certainty and development lead times may make it more difficult for us to respond rapidly to new or changing consumer preferences. The markets for our products and services are characterized by intense competition, evolving distribution models, disruptive technology developments, short product life cycles, customer price sensitivity and frequent product introductions.
The success of new product introductions depends on a number of factors including, but not limited to, timely and successful research and development of next generation system-on-chips, pricing, market and consumer acceptance, the ability to successfully identify and originate product trends, effective forecasting and management of product demand, purchase commitments and inventory levels, availability of products in appropriate quantities to meet anticipated demand, ability to obtain timely and adequate delivery of components for our new products from third-party suppliers, management of any changes in major component suppliers, management of manufacturing and supply costs, management of risks and delays associated with new product design and production ramp-up issues, logistics, and the risk that new products may have quality issues or other defects or bugs in the early stages of introduction including testing of new parts and features.
Our research and development efforts are complex and require us to incur substantial expenses to support the development of our next generation cameras, tech-enabled helmets, software applications, and other products and services. In particular, our flagship camera designs incorporate custom system-on-chip (SoC), image sensors, lens, batteries, and memory solutions that critically impact the performance of our products. Our research and development expenses were $126.8 million, $185.9 million, and $165.7 million for 2025, 2024, and 2023, respectively. While we expect our research and development expenses to continue to reduce in 2026 from 2025, we expect research and development expenses will be substantial in 2026 as we develop innovative technologies. Unanticipated problems in developing products could divert substantial resources, which may impair our ability to develop new products and enhancements of existing products and could further increase our costs. We may not be able to achieve an acceptable return, if any, on our research and development efforts, and our business may be adversely affected. As we continually seek to enhance our products, we will incur additional costs to incorporate new or revised features. We might not be able to, or determine that it is not in our interests to, raise prices to compensate for any additional costs which may impact our expected return on research and development efforts and profitability.
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
We have experienced high subscriber growth in past years, but we may not be able to sustain such growth in the future or our subscriber count could decrease. In 2022 and 2023, the number of subscribers grew 43% and 12%, respectively, year-over-year. However, in 2025, our subscriber base declined 7% year-over-year to 2.36 million. Our subscription service is the highest gross margin product we offer. Our revenue growth and profitability are dependent on our ability to continuously attract and retain subscribers, and we cannot be certain that efforts to do so will be successful. Any changes to our subscription offerings, or increases to the offering costs, could have an adverse effect on the success and profitability of our subscription service, attracting new subscribers and retaining existing subscribers. There are many factors that could lead to slowing subscriber growth or a decline in subscribers, including a decline in camera sales, attach rates or retention rates, our failure to introduce new features, benefits, products, or services that customers desire, delay of product launches, changes to existing products, services, and pricing that are not favorably received by our customers, or changes in the perceived value of our offerings. If the attach rate is less than what we forecasted, this could have a negative impact on our overall subscriber growth plans. A decline in subscribers could have an adverse effect on our business, financial condition, and operating results.
Adverse changes to trade agreements, trade policies, tariffs and import/export regulations may continue to have a negative effect on our business and results of operations.
There is significant uncertainty about the future of trade relationships around the world, including potential changes to trade laws and regulations, trade policies, and tariffs, including uncertainty surrounding proposed tariffs. The United States and other countries in which our products are produced or sold have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty, tariff levels, or export or other licensing requirements. Countries, including those where our contract manufacturers are located, may impose retaliatory tariffs or modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions, which make it impossible for us to predict future developments regarding tariffs and other trade restrictions.
We do not have internal manufacturing capabilities and rely on several contract manufacturers, including component vendors, located in China, Japan, Malaysia, Taiwan, Thailand, Vietnam, the U.S., and in other countries to manufacture our products. Our contract manufacturer and component vendor locations expose us to risks associated with doing business globally, including risks related to changes in tariffs or other export and import restrictions, and increased security costs. Recent changes in U.S. trade policy have led to significant volatility in tariffs for imported goods, including GoPro products, among other possible changes. In August 2025, tariffs were increased from 10% to 19% for U.S.-bound cameras made in Thailand and Malaysia. Despite subsequent modifications and delays to the various tariffs, there is heightened uncertainty with respect to trade and tariff policies and regulations affecting trade between the U.S. and other countries, which could continue to alter the global trade environment. If tariffs continue to increase, we would need to increase prices to offset the tariff costs which could impact demand, absorb the increased cost could impact profitability, or have our products produced in non-tariffed countries which could take significant time and expense. Any increased pricing could lead to reduced demand which would impact our operating results and financial condition. An increase of price could also reduce the competitiveness of our products and enable foreign competitors to offer a lower-priced alternative and gain a larger market share, which would adversely affect our financial condition.
We continue to explore additional manufacturing capabilities outside of China and currently manufacture certain cameras and camera subassemblies in Thailand and Malaysia to mitigate risks of additional tariffs, duties or other restrictions on our products destined for the United States and may choose to transition more manufacturing to other countries. Sales of our products in China are material to our business and represent a significant portion of our revenue. This revenue stream from China is at risk in the event China imposes retaliatory tariffs impacting in-bound sales of our products or imposes any other export restrictions on our products. While we have proactively moved our U.S.-bound camera production outside of China, tariffs have been imposed on those countries, which has an impact on our U.S.-bound production costs. We could make further investments in relocating manufacturing to lower tariff countries, which may not be successful in reducing costs for U.S.-bound production. Any such relocation may require us to incur significant costs, including costs related to country-specific regulatory compliance, facility buildout, supply chain restructuring, workforce training, and potential loss of institutional knowledge, and could result in production delays or shortages that adversely affect our operating results and financial condition.
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
Our ten largest third-party customers, measured by the revenue we derive from them, accounted for 49%, 44% and 44% of our revenue in 2025, 2024, and 2023, respectively. One retailer accounted for 12%, 9% and 9.98% of our revenue for 2025, 2024, and 2023, respectively. The loss of a small number of our large customers, or the reduction in business with one or more of our large customers, could have a significant adverse effect on our operating results. In addition, we may choose to temporarily or permanently stop shipping product to customers who do not follow the policies and guidelines in our sales agreements, which could have a material negative effect on our revenues and operating results. Our sales agreements with these large customers do not require them to purchase any contractual amount of our products annually and we grant limited rights to return product to some of these large customers.
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
The digital imaging market is highly competitive. Further, competition has intensified in digital imaging as new market entrants and existing competitors have introduced new, innovative product offerings into our markets. Increased competition could continue to erode our market share and decrease our revenue and profitability.
We compete against established, well-known camera manufacturers such as Canon Inc. and Nikon Corporation, as well as large, diversified electronics companies such as Samsung Electronics Co. and Sony Corporation, and specialty companies such as Arashi Vision Inc. (Insta360), SZ DJI Technology Co., Ltd, Garmin Ltd., and the Ricoh Company, Ltd. Many of our competitors have substantial market share, diversified product lines, well-established supply and distribution systems, strong worldwide brand recognition and greater financial, marketing, research and development and other resources than we do. Additionally, many of our existing and potential competitors enjoy substantial competitive advantages, such as longer operating histories, the capacity to leverage their sales efforts and marketing expenditures across a broader portfolio of products, broader distribution and established relationships with channel partners or vertically integrated business units, access to larger established customer bases, greater resources to make acquisitions, larger intellectual property portfolios, the ability to bundle competitive offerings with other products and services, the ability to maintain or lower selling prices despite tariffs or other margin pressures, and faster product launches. Further, new companies may emerge and offer competitive products directly in our category. Certain companies have developed cameras designed and packaged to appear similar to our products, which may confuse consumers or distract consumers from purchasing GoPro products.
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
Future profitability depends on our ability to develop new products for new markets with the goal to expand our core community of customers, and we may not be successful in doing so.
Historically, the majority of our profitability has been fueled by the adoption of our HERO and 360-camera products (such as MAX2), extensive mount and accessory ecosystem, and subscription products by people looking to self-capture images of themselves and helping those people create and share compelling and meaningful content with friends, family and followers. We believe that our future profitability depends on continuing to add versatility to our products through timely development, develop new capture perspectives and reach and expand our core community of customers of our products and services, followers, and fans, and then utilizing that energized community as brand ambassadors to an extended community. Despite this, we may not be successful in further maintaining or expanding our existing market.
We may not be able to expand our subscription and service offerings and cannot be certain that these efforts will be successful, and as a result, we may not be able to increase our total addressable market, revenue, or operating profit. We may not be able to maintain or expand our market, revenue and gross margin through this strategy on a timely basis, or at all, or recognize the benefits of our investments in this strategy, and we may not be successful in providing tools that our users adopt or believe are easy to use, which will negatively affect our future growth.

Our profitability also depends on expanding into new markets with new capture perspectives, including with tech-enabled helmets currently in development. We cannot be assured that we will be successful in expanding into markets with new capture perspectives. New markets that we attempt to enter may be highly competitive, and we may have limited experience in those emerging markets. If we are not successful in expanding into additional markets, and enabling new capture perspectives, we might not be able to achieve profitability and we may not recognize benefits from our investment in new areas.
We may not be able to secure additional financing on favorable terms, or at all, to meet any future capital needs, and any future equity raises may dilute our existing shareholders.
In the future, we may require additional capital to respond to business opportunities, challenges, or unforeseen circumstances and may seek to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional financing on favorable terms, or at all, due to among other things, general macroeconomic conditions, including changes in interest rates, market volatility, and inflation.
Additionally, our current credit facilities contain restrictive covenants relating to our capital raising activities and other financial and operational matters, and any debt financing obtained by us in the future could involve modified or further restrictive covenants, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Further, even if we are able to obtain additional financing, we may use such proceeds to repay a portion of our debt.
We may need to raise additional equity capital to provide us with liquidity and capital resources to help fund our operations. Any such capital raise involving the issuance of equity or convertible debt or other equity-linked securities could impact our existing stockholders who could suffer significant dilution and may have an adverse impact on our stock price.
If we are unable to obtain adequate financing under our credit facility, or alternative sources, such as the issuance of equity, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all, which could require us to delay or limit our operations.
Due to the nature of our business, we are heavily reliant on third parties outside of our control both in terms of our suppliers and for our operations.
We do not have internal manufacturing capabilities and instead rely on several contract manufacturers, including component vendors, located in China, Japan, Malaysia, Taiwan, Thailand, Vietnam, the U.S., and in other countries, to manufacture our products. Our ability to meet customer demand depends, in part, on our ability to obtain timely and adequate delivery of components for our products. All of the components that go into the manufacturing of our hardware products and accessories are sourced from third-party suppliers. We do not control our contract manufacturers or suppliers, including their cost of components, capacity, bandwidth, or costs of their labor, environmental or other practices.
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
If we lose access to components from a particular supplier, experience increased competition for components, or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers or submit orders directly through supplier’s vendors of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Developing suitable alternate sources of supply for these components may be time-consuming, difficult and costly, and we may not be able to source these components on terms that are acceptable to us, or at all, which may adversely affect our ability to meet our development requirements or to fill our orders in a timely or cost-effective manner.
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
Seasonal consumer shopping patterns significantly affect our business. We have traditionally experienced greater revenue in the fourth quarter of each year due to demand related to the holiday season, and in some years, greater demand associated with the launch of new products heading into the holiday season. Fourth quarter revenue comprised 31%, 25%, and 29% of our 2025, 2024, and 2023 revenue, respectively. Given the strong seasonal nature of our sales, appropriate forecasting is critical to our operations. We anticipate that this seasonal impact is likely to continue and any shortfalls in expected fourth quarter revenue due to macroeconomic conditions, the inflationary impact on consumers’ share of wallet, product release patterns or delays, declines in the effectiveness of our promotional activities, changes in product mix, charges incurred against new products to support promotional activities for such new products, pricing pressures, supply chain disruptions, shipping delays, or for any other reason, could cause our annual results of operations to suffer significantly. For example, during the fourth quarter of 2025, our revenue and sell-in fell short of our projections partially due to competition, weaker consumer demand and retailer inventory timing.
Generally, we have experienced lower revenue in the first half of the year as a percentage of total revenue for the year, as compared to second half revenue, though this trend is subject to change based on consumer spending patterns and our product release cycle. First half revenue comprised 44%, 43%, and 41% of our annual 2025, 2024, and 2023 revenue, respectively.

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
Revenue from outside the United States comprised 52%, 64%, and 61% of our revenue in 2025, 2024, and 2023, respectively, and we expect international revenue to continue to be significant in the future. As a result, we have been and may again be negatively impacted by foreign currency exchange rate fluctuations, which could have a material negative effect on our future operating results. Further, we currently have foreign operations in Australia, China, France, Germany, Hong Kong, Japan, Netherlands, Philippines, Romania, the United Kingdom (U.K.) and a number of other countries in Europe and Asia. Operating in foreign countries requires significant resources and considerable management attention, and we may enter new geographic markets where we have limited or no experience in marketing, selling, and deploying our products. International expansion has required and will continue to require us to invest significant funds and other resources and we cannot be assured our efforts will be successful. Our focus on international operations may expose us to a number of risks in addition to domestic operations, including but not limited to:
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
Our gross margin can vary due to consumer demand, competition, product pricing, promotional activities, product lifecycle, product mix, new product introductions, GoPro.com sales mix, subscription activation, renewals, cancellations, costs relating to commodities, supply chain, logistics, shipping, and components, currency exchange rates, trade policy and tariffs, and the complexity and functionality of new product innovations and other factors. For example, our gross margin was 33.6%, 33.8%, and 32.2% for 2025, 2024, and 2023, respectively. In particular, if we are not able to introduce new products in a timely manner at the product cost we expect and within our budgetary constraints, if consumer demand for our products is less than we anticipate, if cancellation rates for our subscription offerings are higher than expected or if there are product pricing, marketing and other initiatives by our competitors to which we need to react or that are initiated by us to drive sales that lower our margins, then our overall gross margin will be less than we project.
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
The impact of these factors on gross margin can create unanticipated fluctuations in our operating results, which may cause volatility in the price of our shares and as a result, harm our liquidity, limit our ability to grow our business, pursue acquisitions, limit our ability to meet our debt obligations, and restrict our ability to compete in our markets.
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
We have in the past, and will in the future, integrate new and evolving technologies, such as artificial intelligence (AI), into our products, services and platforms. For example, in the third quarter of 2025, we launched an opt-in AI Training program that enables U.S. subscribers to monetize their GoPro cloud-based content by making it available to help train AI models. We plan to continue to invest in the program and may further expand the program geographically for new subscriber opt-ins. Our investment in the opt-in AI training program and incorporating AI into our products may not be successful over time, which could adversely affect our business, our financial condition, operating results, or cash flow. We also utilize general-purpose artificial intelligence tools in our business and these use cases may become important in our operations over time. As with many new and emerging technologies, AI presents numerous risks and challenges that could adversely affect our business. AI development, adoption, and use is in its early stages, and ineffective or inadequate AI or generative AI development or deployment practices by us or third parties could result in unintended consequences.
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
Litigation may be necessary to enforce our intellectual property rights. We have initiated legal proceedings to protect our intellectual property rights, and we may file additional actions in the future. For example, on March 29, 2024, we filed a complaint with the U.S. International Trade Commission and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc. and Arashi Vision (U.S.) LLC, both d/b/a Insta360 (Insta360), alleging patent infringement of certain GoPro patents related to our cameras and digital imaging technology. Insta360 has filed IPR petitions seeking to challenge the validity of the GoPro patents asserted against Insta360 at the Patent Office’s Patent Trial and Appeal Board (PTAB). Initiating infringement proceedings against third parties, as well as defending against IPRs, can be expensive, may take significant time, and may divert management’s attention from other business concerns. The cost of protecting our intellectual property has been and may in the future be substantial, and there is no assurance we will be successful. Our business could be adversely affected because of any such legal actions, or a finding that any patents-in-suit are invalid or unenforceable. For example, the ITC determined that certain GoPro patent claims were invalid and certain claims were not infringed. Additionally, while the PTAB found that Insta360 had failed to establish unpatentability of most of GoPro’s patent claims, the PTAB found partial unpatentability on two patents. GoPro is considering its options for appeal of any adverse findings from the ITC and PTAB. These legal actions may in the future lead to additional counterclaims or countersuits against us, which are expensive to defend against and for which there can be no assurance of a favorable outcome. For example, Insta360 has filed three patent infringement actions against us in China (Jiangsu High Court, Changsha Intermediate Court IP Tribunal, and Shenzhen Intermediate People’s

Court). Further, parties we bring legal action against could retaliate through non-litigious means, which could harm our business or operations.
We have been, and in the future may be, subject to intellectual property and proprietary rights claims from third parties and may be sued by third parties for alleged infringement.
Third parties, including competitors and non-practicing entities, have made allegations of and brought intellectual property infringement, misappropriation, and other intellectual property rights claims against us, including the matter described in Note 11 Commitments, contingencies, and guarantees in the Notes to consolidated financial statements of this Annual Report on Form 10-K. While we will defend ourselves vigorously against any such existing and future legal proceedings, the effort and expense to support such disputes and litigation is considerable and we may not prevail or obtain favorable outcomes against all such allegations, including in the matter described in Note 11 Commitments, contingencies, and guarantees in the Notes to consolidated financial statements of this Annual Report on Form 10-K.
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
We use open-source software in connection with our products and services. From time to time, companies that incorporate open-source software into their products or services have faced claims challenging the ownership of open-source software and/or compliance with open-source license terms. Therefore, we could be subject to suits by parties claiming ownership of what we believe to be open-source software or noncompliance with open-source licensing terms. Some open-source software licenses require users who distribute or make available open-source software as part of their software to publicly disclose all or part of our proprietary source code to such software or make available any derivative works of the open-source code on unfavorable terms or at no cost. While we monitor our use of open-source software and try to ensure that none is used in a manner that would require us to disclose the source code or that would otherwise breach the terms of an open-source agreement, such use could nevertheless occur despite policies and controls that we have in place, and we may be required to publicly release our proprietary source code, pay damages for breach of contract, re-engineer our applications, discontinue sales in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, financial condition or operating results.
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
Among other requirements, both the EU and U.K. GDPR regulate transfers of personal data outside of the EU and U.K., respectively, to countries that have not been found to provide adequate protection to personal data, including the United States, requiring that certain steps are taken to legitimize those transfers. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area or the U.K. to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of regulators and data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the European Economic Area or the U.K. particularly as a result of continued legal and legislative activity that has challenged or called into question the legal basis for existing means of data transfers to countries that have not been found to provide adequate protection for personal data. We continue to monitor these regulatory and legal developments.
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
Since 2023, our closing stock price ranged from a high of $6.46 in the first quarter of 2023 to a low of $0.48 in the second quarter of 2025. Our stock price may fluctuate in response to a number of events and factors, such as quarterly operating results, changes in our financial projections provided to the public or our failure to meet those projections, the public’s reaction to our press releases, other public announcements and filings with the SEC, significant transactions, or new features, products or services offered by us or our competitors, changes in our business lines and product lineup, changes in financial estimates and recommendations by securities analysts, media coverage of our business and financial performance, the operating and stock price performance of, or other developments involving, other companies that investors may deem comparable to us, trends in our industry, trade regulation, any significant change in our management, and general economic conditions. Our existing liquidity and capital resources may not be sufficient to sustain our business conditions and debt obligations, we may need to raise additional capital through the issuance of additional shares which may have an adverse impact on our stock price. These factors, as well as the volatility of our Class A common stock, could also affect our ability to recruit and retain employees.
In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been subject to past shareholder class action lawsuits as well as derivative lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Note 11 Commitments, contingencies, and guarantees, in the Notes to consolidated financial statements of this Annual Report on Form 10-K for a discussion on legal proceedings.
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
Our stock price has been, and may in the future be, affected by atypical retailer investor interest.
In the third quarter of 2025, we experienced high price volatility in our Class A common stock, including atypical retail investor interest caused largely by social media. The coordinated trading activity, amplified by individuals on online forums and social media, may have contributed to a rapid increase in the market price of our Class A common stock. Such trading activity may be unrelated to our financial results, and as a result, may cause a situation where our results of operations were not tied to our performance. Because of the volatility in the price of our Class A common stock, investors may have purchased shares at artificially inflated prices and could incur substantial losses. Additionally, anomalous trading activity caused by atypical retailer investor interest or other reasons may occur in the future, resulting in increased or extremely high trading volume and high volatility.
Our Class A common stock may cease to be listed on the Nasdaq Global Select Market.
On March 6, 2026, our Class A common stock, par value $0.0001 per share, closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (Bid Price Requirement). Should our Class A common stock trade below the minimum Bid Price Requirement for 30 consecutive business days, the Nasdaq Stock Market LLC (Nasdaq) will send a notice to us that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we will be provided an initial compliance period of 180 calendar days from receipt of such notice, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price for the Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to the end of the 180-day period. There can be no assurance that we will be able to regain compliance or that Nasdaq will extend the compliance period.
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
Similar declines below the Bid Price Requirement have occurred in the past and we have previously received notices of non-compliance from Nasdaq. For example, on March 25, 2025, we received a letter from The Nasdaq Stock Market LLC indicating that, for thirty consecutive business days, the bid price for our common stock had closed below the Bid Price Requirement. However, on August 5, 2025, we received a letter from Nasdaq confirming that we had regained compliance with the Bid Price Requirement and that the matter had been closed.

There can be no assurance that we will be able to regain compliance with the Bid Price Requirement as we have done in the past or will otherwise be in compliance with other applicable Nasdaq listing rules within the applicable compliance period(s), that we will be able to successfully implement a reverse stock split, or, if we receive a delisting determination and decide to appeal the delisting determination, that such appeal would be successful.
Currently, there is no immediate effect on the listing of the Class A common stock on The Nasdaq Global Select Market, and the Class A common stock will continue to trade on The Nasdaq Global Select Market under the symbol “GPRO,” subject to our compliance with the other continued listing requirements of The Nasdaq Global Select Market. If our Class A common stock were to be delisted from The Nasdaq Global Select Market, we might or might not be eligible to list our shares on another market. Such a delisting could negatively impact us by, among other things, reducing the liquidity and market price of our Class A common stock. Additionally, if our Class A common stock were to be delisted, we would be subject to an event of default under the 2025 Credit Agreement or the 2025 Term Loan.
The dual class structure of our common stock has the effect of concentrating voting control with our CEO, and we cannot predict the effect our dual class structure may have on our stock price or our business.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock hold approximately 65.9% of the voting power of our outstanding capital stock as of December 31, 2025, with Mr. Woodman, our Chairman and CEO, holding approximately 63.3% of the outstanding voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Issuances of Class A common stock pursuant to our securities purchase agreement with YA II PN, Ltd., or other future equity financings or strategic transactions, will dilute the percentage of outstanding shares represented by our Class B common stock and could trigger an automatic conversion pursuant to the provisions of our corporate governance documents. An automatic conversion of our Class B common stock will be triggered when the outstanding shares of our Class B common stock represent less than ten percent 10% of the aggregate number of our shares of common stock then outstanding. Each share of Class B common stock will automatically convert into one share of Class A common stock upon such triggering event, which would eliminate the dual class structure and the concentrated voting control described above.
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
On August 4, 2025, we entered into a second lien credit agreement pursuant to which we borrowed $50.0 million. On November 5, 2025, we entered into Amendment No. 1 to the credit agreement and on February 27, 2026 we entered into Amendment No. 2 to the credit agreement (collectively, the 2025 Term Loan), in each case to modify certain financial covenants. The 2025 Term Loan is separate from our outstanding credit agreement which provides for a revolving credit facility, as amended from time to time (2021 Credit Facility, and together with the 2025 Term Loan, the Credit Facilities) and under which we have borrowed an additional $50.0 million.
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
We may be required to seek a waiver of compliance or seek negotiations to further amend the 2025 Term Loan. The lenders may not provide any additional waiver(s) of compliance with the 2025 Term Loan or further amend the 2025 Term Loan.
Any of our future indebtedness may contain similar restrictions. A default under the indentures or the fundamental change itself could also lead to a default under agreements governing our existing or future indebtedness, including our Credit Facilities. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay our indebtedness.
Our credit agreements impose restrictions on us that may adversely affect our ability to operate our business.
Both the 2025 Term Loan and the 2021 Credit Facility contain restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise impact our liquidity. Specifically, the 2025 Term Loan, as amended, revised the financial covenants to adjust the minimum EBITDA, minimum liquidity amount, and asset coverage ratio requirements. Our ability to comply with any particular financial covenant under the Credit Facilities depends on many factors, some of which are beyond our control (including, but not limited to, tariffs and component cost increases), and could result in material adverse consequences that negatively impact our business.
If we anticipate non-compliance with the restrictive covenants of either of the Credit Facilities, we may seek further covenant waivers or amendments from our lenders. We may also seek additional sources of financing to avoid a default under either of the Credit Facilities. We may not be able to obtain the necessary waiver or amendments or secure additional financing on favorable terms, or at all.
Failure to comply with any particular covenant could result in default. In addition, each of the Credit Facilities and the convertible debentures (the Convertible Debentures) issued to YA II PN, Ltd. contain a cross-default provision whereby a default under one agreement would result in default under the agreements covering other borrowings and vice versa. The occurrence of a default under any of these borrowing arrangements would permit the lenders under the Credit Facilities and Convertible Debentures to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If our lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
Exercise of our outstanding warrants or Convertible Debentures will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.
Exercise of our outstanding warrants or Convertible Debentures will dilute the ownership interest of our existing stockholders. In the future, we may issue additional securities to raise capital. We may also acquire interests in other companies by using a combination of cash and our common stock or just our common stock. Any of these events may dilute a stockholder’s ownership interest in GoPro and have an adverse impact on the price of our common stock.
On August 4, 2025, in connection with entry into the 2025 Term Loan, we issued and sold warrants to purchase up to 11,076,968 shares of our Class A common stock, par value $0.0001 per share. The warrants are immediately exercisable, in whole or in part, at an exercise price of $0.75 per share (either through cash or cashless settlement) and may be exercised at any time until the ten-year anniversary of the issuance date. The Convertible Debentures are convertible at the option of the holder into Class A common stock equal to the principal amount requested to be converted plus all accrued and unpaid interest on the Convertible Debentures as of such conversion divided by the lower of (i) $1.1453, or (ii) 98% of the lowest daily volume weighted average price of the Class A common stock during the five consecutive trading days immediately preceding the date of conversion or other date of determination, but which shall not be lower than $0.1736. Any portion of the Convertible Debentures may be converted at any time and from time to time, subject to the limitations on share issuance under the Nasdaq listing rules.
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
Our headquarters are located in the San Francisco Bay Area of California, an area susceptible to earthquakes. A major earthquake or other natural disaster, fire, threat of fire, act of terrorism, public health issues or other catastrophic event in California or elsewhere that results in the destruction or disruption of any of our critical business operations or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be harmed. Our key manufacturing, supply and distribution partners have global operations in, among other countries, China, Thailand, Malaysia, Hong Kong, Japan, Netherlands, Taiwan, and the United States. Political instability, global conflicts, public health issues, crises, pandemics, or other catastrophic events in any of those countries, including as a result of climate change, could adversely affect our business in the future, our financial condition and operating results.

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
Risk Management and Strategy
Our periodic assessment and testing of policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, simulated attacks, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness.
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
Risks from Cybersecurity Threats
No previous cybersecurity incidents have materially affected us, including our business strategy, results of operations or financial condition. Future cybersecurity threats or incidents may materially affect our business strategy, results of operations or financial condition. For further detail on the potential risks, see Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Properties
As of December 31, 2025, we leased office facilities around the world totaling approximately 280,000 square feet, including approximately 196,000 square feet for our corporate headquarters in San Mateo, California. All of our properties are currently leased. Effective October 2021, we entered into a sublease agreement with a third-party for approximately 78,000 square feet of our leased corporate headquarters in San Mateo. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable, commercially reasonable terms. See Note 11 Commitments, contingencies, and guarantees, to the Notes to consolidated financial statements of this Annual Report on Form 10-K for more information about our lease commitments.

Item 3. Legal Proceedings
Refer to Legal proceedings and investigations included in Part II, Item 8., Note 11 Commitments, contingencies, and guarantees, to the Notes to consolidated financial statements of this Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Company’s Common Shares, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information. Our Class A common stock is listed on The Nasdaq Global Select Market under the symbol “GPRO.” Our Class B common stock is not listed or traded on any stock exchange.
Holders. As of February 28, 2026, there were 384 holders of record of our Class A common stock and 24 holders of record of our Class B common stock.
Dividends. We have not declared or paid any cash dividends on our capital stock and do not currently intend to pay any cash dividends on our Class A or Class B common stock in the foreseeable future.
Performance graph. The graph below compares the cumulative total return on our Class A common stock with that of the S&P 500 Index and the S&P 500 Consumer Durables Index. The graph assumes $100 was invested (with reinvestment of all dividends, as applicable) at the close of market on December 31, 2020 in the Class A common stock of GoPro, Inc., the S&P 500 Index and the S&P 500 Consumer Durables Index, and its relative performance is tracked through December 31, 2025. Note that historic stock price performance is not intended to be indicative of future stock price performance. This graph shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless we specifically incorporate this report by reference. It will not be otherwise filed under such Acts.

Comparison of 60 month cumulative total return Among GoPro, Inc., S&P 500 Index and S&P 500 Consumer Durable Index

$200
$150
$100
$50
$0
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
Dec-23
Mar-24
Jun-24
Sep-24
Dec-24
Mar-25
Jun-25
Sep-25
Dec-25
GoPro
S&P 500
S&P 500 Consumer Durable Index

Sales of unregistered securities. As previously disclosed on Form 8-K/A filed November 13, 2025, on November 5, 2025, the Company entered into a Subscription Agreement with The Woodman Family Trust of which Mr. Nicholas Woodman, the Company’s Chief Executive Officer and Chairman of the Board of Directors, is co-trustee (such trust, the Purchaser), whereby the Company agreed to issue and sell to the Purchaser Class A common stock shares, par value $0.0001 of the Company, for an aggregate purchase price of approximately $2,000,000 (the Subscription Agreement). Pursuant to the Subscription Agreement, the actual amount of Class A common stock shares to be issued were to be determined upon the calculation of the purchase price of the shares, which was calculated as the greater of the following variables: (a) the consolidated closing bid price (as determined pursuant to the rules of the Nasdaq Stock Market) immediately prior to entry into the Subscription Agreement or (b) the average closing price of the Class A common stock over the five (5) trading days prior to the date of issuance, as reported on the Nasdaq Global Select Market. On November 10, 2025, the Class A common stock shares were issued. The parties to the Subscription Agreement agreed the amount of shares was fixed to 1,129,944 at a price per share of $1.77, which price was based on the consolidated closing bid price, which was the greater of the two variables.
During the period covered by this Annual Report on Form 10-K, we have not sold any other equity securities that were not registered under the Securities Act of 1933, as amended, nor have we sold any in the prior two years.
Issuer purchases of equity securities. As of December 31, 2025, we have a remaining share repurchase authorization of $60.4 million under the current stock repurchase program authorized by our Board of Directors in January 2022 and as increased by our Board of Directors in February 2023. No shares of our Class A and Class B common stock were repurchased during the three months ended December 31, 2025.

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
•Results of Operations. Analysis of our financial results comparing 2025 to 2024 is presented below.
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
In September 2025, we began shipping our MAX2 waterproof 360-camera featuring True 8K video, 10-bit color video in 8K at 30 frames per second (FPS), 29-megapixel resolution for 360-degree photos, and easily replaceable lenses made from water-repelling optical glass. In addition, MAX2 includes in-camera POV and Selfie Video Modes, six built-in microphones that provide 360 audio and wireless Bluetooth functionality, built-in GPS, MAX HyperSmooth image stabilization, 360-degree MAX TimeWarp Video, and MAX SuperView. MAX HyperSmooth provides high performance video stabilization, while MAX SuperView provides a wide field of view. Our MAX2 camera also includes a MAX Enduro battery which increases recording time and improves cold-weather performance. The Quik app includes editing tools for our MAX2 camera such as AI Object Tracking and MotionFrame editing.
Also in September 2025, we began shipping our compact lifestyle camera, LIT HERO, which can shoot videos in 4K at 60 FPS, capture photos with 12-megapixel resolution, record in a slow-motion setting of up to 4K at 60 FPS. LIT HERO includes a built-in light, is waterproof up to 16 feet, and weighs 93 grams. It captures content with a wide field of view lens so that HyperSmooth image stabilization can be applied in the Quik app.

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
We offer our Premium subscription, which includes unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 100 gigabytes (GB) of non-GoPro content, the delivery of highlight videos automatically via our mobile app when GoPro camera footage is uploaded to the user’s GoPro cloud account using Auto Upload or when GoPro camera footage is uploaded to the user’s GoPro cloud account via the user’s mobile phone. Our Premium subscription also provides access to a high-quality live streaming service on GoPro.com, as well as discounts on GoPro cameras, lifestyle gear, mounts and accessories. In February 2024, we launched our Premium+ subscription which includes cloud storage up to 500 GB of non-GoPro content, HyperSmooth Pro and all of the same features included in the Premium subscription.
In addition to the Premium+ and Premium subscriptions, we offer our Quik subscription which makes it easy for users to get the most out of their favorite photos and videos, captured on any phone or camera, using our Quik mobile app’s editing tools. These editing tools include features such as trim, color, crop, filtering, auto-sync of edits to music, and the ability to change video speed. We also offer our GoPro Reframe plugin for Adobe Premiere Pro, Adobe After Effects, and DaVinci Resolve which provides users with creative control over footage and enabling reframing, animated movements, motion blur transitions, and adjustments to lens curvature.
In August 2025, we launched an AI Training program which enables U.S. subscribers who opted in to monetize their GoPro cloud-based content for AI model training. As of the first week of March 2026, subscribers have opted-in more than 500,000 hours of video content.
We continue to monitor the current evolving macroeconomic landscape. Inflation, fluctuating interest rates, tariffs and recession concerns places increasing pressure on many areas of our business, including hardware and software product pricing, operating expenses, component pricing and consumer spending. In the past, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. Revenue from the U.S. was 47.6% and 36.3% of revenue for the year ended December 31, 2025 and 2024, respectively. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively impacted. See Item 1A. Risk Factors for further discussion of the possible impact of evolving macroeconomic conditions on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

(units and dollars in thousands, except per share amounts)	Q4 2025	Q4 2024	% Change	FY 2025	FY 2024	% Change
Total revenue	$201,673	$200,882	—%	$651,542	$801,473	(19)%
Camera units shipped (1)	574	581	(1)%	1,826	2,431	(25)%
Gross margin (2)	31.8%	34.7%	(290)	bps	33.6%	33.8%	(20)	bps
Operating expenses	$72,428	$108,801	(33)%	$302,507	$406,328	(26)%
Net loss	$(9,104)	$(37,191)	(76)%	$(93,487)	$(432,311)	(78)%
Diluted net loss per share	$(0.06)	$(0.24)	(75)%	$(0.59)	$(2.82)	(79)%
Cash provided by (used in) operations	$15,603	$(25,099)	(162)%	$(20,669)	$(125,141)	(83)%

Other financial information:
Adjusted EBITDA (3)	$784	$(14,359)	(105)%	$(28,516)	$(71,639)	(60)%
Non-GAAP net loss (4)	$(2,669)	$(14,418)	(81)%	$(47,977)	$(370,417)	(87)%
Non-GAAP diluted net loss per share (5)	$(0.02)	$(0.09)	(78)%	$(0.30)	$(2.42)	(88)%
(1)     Represents the number of camera units that are shipped during a reporting period, net of any returns.
(2)    One basis point (bps) is equal to 1/100th of 1%.
(3)     We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of income tax expense (benefit), interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, (gain) loss on insurance proceeds, (gain) loss on extinguishment of debt, restructuring and other costs, including right-of-use asset impairment charges (if applicable), (gain) loss on the revaluation of warrants, and goodwill impairment charges.
(4)    We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges (if applicable), (gain) loss on insurance proceeds, (gain) loss on extinguishment of debt, gain on sale and/or license of intellectual property, (gain) loss on the revaluation of warrants, goodwill impairment charges, and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.
(5)    We define non-GAAP diluted net income (loss) per share as non-GAAP net income (loss) divided by the weighted-average diluted shares outstanding, which includes the potentially dilutive effect of our stock options, RSUs, PSUs, warrants, and convertible notes.
Reconciliations of GAAP measures to the most directly comparable non-GAAP adjusted measures and explanations for why we consider non-GAAP measures to be helpful for investors are presented under Non-GAAP Financial Measures.
Full Year and Fourth Quarter 2025 financial performance
Revenue for the full year of 2025 was $651.5 million, of which, $545.3 million was from hardware sales and $106.3 million was from subscription and services. Hardware revenue decreased 21.5% from the prior year period, primarily due to the timing and mix of product launches in the full years of 2025 and 2024, consumer-related macroeconomic issues resulting in a softer global consumer market, and an increasingly global competitive landscape which has resulted in market share loss. As a result, camera units shipped in the full year of 2025 decreased 24.9% year-over-year to 1.8 million. For the full year of 2025, camera revenue mix from cameras with an MSRP equal to or greater than $400 was 75%, compared to 76% for the same period in 2024. Subscription and services revenue was flat year-over-year at $106.3 million. For the full year of 2025, our average selling price increased 8.2% year-over-year to $357. Average selling price is defined as total reported revenue divided by camera units shipped. Retail revenue was $481.9 million for the full year of 2025 and represented 74.0% of total revenue, compared to 75.0% of total revenue for the same period in 2024. GoPro.com revenue, which includes subscription and service revenue, was $169.6 million for the full year of 2025 and represented 26.0% of total revenue, compared to 25.0% of total revenue in the prior year period. Our gross margin percentage for the full year of 2025 was 33.6%, compared to 33.8% for the full year of 2024. Net loss for the full year of 2025 was $93.5 million, compared to a net loss of $432.3 million in 2024, which included the establishment of a net valuation allowance of $294.9 million on United States federal and state deferred tax assets in the first quarter of

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
2024. Adjusted EBITDA for the full year of 2025 was negative $28.5 million, compared to negative $71.6 million in 2024.
Revenue for the fourth quarter of 2025 was $201.7 million, of which, $175.1 million was from hardware sales and $26.6 million was from subscription and services. Hardware revenue increased 0.9% in the fourth quarter of 2025 compared to the prior year period, primarily due to our camera revenue mix favoring our higher-end products, like MAX2, which has a MSRP starting at $500, partially offset by a 1.2% decrease in camera units shipped year-over-year to 574 thousand. Our fourth quarter of 2025 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 79% compared to 84% for the same period in 2024. Subscription and services revenue decreased 3% from the prior year period, primarily due to a 6.7% decrease in subscribers as camera unit shipped decreased year-over-year, partially offset by an increase in the average revenue per user. In the fourth quarter of 2025, our average selling price increased 1.6% year-over-year to $351. Retail revenue was $153.6 million in the fourth quarter of 2025 and represented 76.2% of total revenue, compared to 74.4% of total revenue for the same period in 2024. GoPro.com revenue, which includes subscription and service revenue, was $48.1 million in the fourth quarter of 2025 and represented 23.8% of total revenue, compared to 25.6% of total revenue for the same period in 2024. Our overall subscription attach rate from both sales on GoPro.com and from post-camera purchases at retail was 43% in the fourth quarter of 2025, up from 34% in the prior year quarter. Our aggregate retention rate for annual subscribers was 68% in the fourth quarter of 2025, compared to 69% in the same period in 2024. Our gross margin percentage for the fourth quarter of 2025 was 31.8%, compared to 34.7% in the same period in 2024. Net loss for the fourth quarter of 2025 was $9.1 million, compared to a net loss of $37.2 million for the same period in 2024. Adjusted EBITDA for the fourth quarter of 2025 was positive $0.8 million, compared to negative $14.4 million in the same period in 2024.
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
Driving profitability through improved efficiency, lower costs, and better execution. We incurred operating losses in 2025 and 2024 and may incur losses in the future. While our prior restructuring actions have reduced our operating costs compared to our historical levels, we continue to make strategic decisions to drive volume, growth, and profitability in our business. We are implementing our 2026 operational plan and changing our approach to operate in a leaner, more focused manner that we believe is sustainable and strategic for long-term success and improved financial performance. This includes pursuing a hardware and software product roadmap we believe will drive innovation, differentiation, and growth. In the longer term, this includes increasing our total addressable market by introducing new, innovative hardware and software products, increasing unit sales volume of our new and existing products, and increasing our subscriber base. Our expectation is that sales from our retail channel will continue to increase relative to sales on GoPro.com. While growth in subscribers and subscription and service revenue has slowed, we continue to make strategic decisions to enhance our subscription offerings to grow subscribers and increase subscriber retention that results in an increase in subscription and service revenue.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to attract and retain highly skilled and experienced research and development personnel. As part of our strategic focus on operational efficiency and implementation of our 2026 operational plan, we have adjusted certain investments in research and development while continuing to prioritize projects that support long-term growth of our company, including the expected launch of our new system-on-chip GP3-based cameras beginning in the second quarter of 2026. We expect the timing of new hardware product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, software, and other new offerings. We plan

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
to further build upon our integrated mobile and cloud-based storytelling solutions, as well as our subscription offerings. Our investments, including those for marketing and advertising, and those related to development efforts associated with our acquisition in 2024, may not successfully drive increased revenue and our customers may not accept our new offerings. Further, we have and will continue to incur substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.
Improving profitability. We believe that our continued focus on growing our total addressable market from our retail and GoPro.com channels, including subscription and service revenue, and broadening our range of hardware products will support our ability to return to profitability on an annual basis due to timely and effective product launches, increases in unit volume, subscribers and related revenue, and continued operating expense control. While the total market for digital imagery has seen an increase in competition, we believe that our consumers’ differentiated use of GoPro cameras, our mobile app and cloud solutions, our continued innovation of product features desired by our users, and our brand, all help support our competitiveness within the market for digital cameras. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new or improved product introductions from competitors such as enhanced phone capabilities and technology-enabled glasses. Sales in international locations subject us to foreign currency exchange rate fluctuations and regional macroeconomic conditions that may cause us to adjust pricing, which may make our hardware and software products more or less attractive to the consumer. Continued fluctuations in foreign currency exchange rates and regional macroeconomic conditions could have a continued impact on our future operating results. Our profitability also depends on the continued success of our subscription and service offerings.
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
Seasonality. Historically, we have experienced the highest levels of total revenue and channel inventory sell-through in the fourth quarter of the year, coinciding with the holiday shopping season, particularly in the United States and Europe. While we have implemented operational changes aimed at reducing the impact of fourth quarter seasonality on full year performance, timely and effective product introductions, whether just prior to the holiday season or otherwise, and forecasting, are critical to our operations and financial performance.
Macroeconomic risks. Macroeconomic conditions affecting the level of consumer spending include market volatility and fluctuations in tariffs, foreign exchange rates, inflation, and interest rates. Some hardware product costs have become subject to inflationary pressure, and we may not be able to fully offset such higher costs through price increases.

Components of our Results of Operations
Revenue. Our revenue is primarily comprised of hardware product sales, and subscription and service offerings, net of returns and sales incentives. Hardware revenue is derived from the sale of our cameras and accessories directly to retailers, through our network of domestic and international distributors, and on GoPro.com. Subscription and service revenue is primarily derived from the sale of our Premium+, Premium and Quik subscriptions on GoPro.com, and the Quik mobile app. See Critical Accounting Policies and Estimates and Note 1 Summary of business and significant accounting policies, to the Notes to consolidated financial statements of this Annual Report on Form 10-K for information regarding revenue recognition.
Cost of revenue. Our hardware cost of revenue primarily consists of product costs, including costs of contract manufacturing for production, third-party logistics and procurement costs, warranty repair costs, tooling and equipment depreciation, excess and obsolete inventory write-downs, license fees, tariffs and certain allocated costs related to our manufacturing team, facilities, including right-of-use asset impairment charges and personnel-

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
related expenses. Subscription and service cost of revenue primarily consists of third-party hosting fees, cloud storage costs, personnel-related expenses, and other subscription costs.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our consolidated statements of operations for each of the periods presented, and each component as a percentage of total revenue:

	Year ended December 31,
(dollars in thousands)	2025		2024		2023
Revenue
Hardware	$545,267	84%	$694,512	87%	$907,975	90%
Subscription and services	106,275	16	106,961	13	97,484	10
Total revenue	651,542	100	801,473	100	1,005,459	100
Cost of revenue
Hardware	400,419	61	499,882	62	650,085	65
Subscription and services	31,957	5	30,296	4	31,801	3
Total cost of revenue	432,376	66	530,178	66	681,886	68
Gross profit	219,166	34	271,295	34	323,573	32
Operating expenses:
Research and development	126,796	19	185,897	23	165,688	17
Sales and marketing	100,756	15	160,635	20	169,578	17
General and administrative	56,355	9	59,796	8	63,770	6
Goodwill impairment	18,600	3	—	—	—	—
Total operating expenses	302,507	46	406,328	51	399,036	40
Operating loss	(83,341)	(12)	(135,033)	(17)	(75,463)	(8)
Other income (expense):
Interest expense	(8,452)	(2)	(3,329)	—	(4,699)	—
Other income, net	345	—	5,273	—	12,429	1
Total other income (expense), net	(8,107)	(2)	1,944	—	7,730	1
Loss before income taxes	(91,448)	(14)	(133,089)	(17)	(67,733)	(7)
Income tax expense (benefit)	2,039	—	299,222	37	(14,550)	(1)
Net loss	$(93,487)	(14)%	$(432,311)	(54)%	$(53,183)	(6)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Year ended December 31,			2025 vs 2024	2024 vs 2023
	2025	2024	2023	% Change	% Change
Camera units shipped	1,826	2,431	2,984	(25)%	(19)%

Average selling price	$357	$330	$337	8	(2)

Hardware	$545,267	$694,512	$907,975	(21)%	(24)%
Percentage of total revenue	83.7%	86.7%	90.3%
Subscription and services	106,275	106,961	97,484	(1)	10
Percentage of total revenue	16.3%	13.3%	9.7%
Total revenue	$651,542	$801,473	$1,005,459	(19)%	(20)%

Retail	$481,895	$600,902	$704,217	(20)%	(15)%
Percentage of total revenue	74.0%	75.0%	70.0%
GoPro.com	$169,647	$200,571	$301,242	(15)	(33)
Percentage of total revenue	26.0%	25.0%	30.0%
Total revenue	$651,542	$801,473	$1,005,459	(19)%	(20)%

Americas	$383,481	$378,934	$469,675	1%	(19)%
Percentage of total revenue	58.9%	47.3%	46.7%
Europe, Middle East and Africa (EMEA)	$190,809	$258,976	$290,814	(26)	(11)
Percentage of total revenue	29.3%	32.3%	28.9%
Asia and Pacific (APAC)	$77,252	$163,563	$244,970	(53)	(33)
Percentage of total revenue	11.8%	20.4%	24.4%
Total revenue	$651,542	$801,473	$1,005,459	(19)%	(20)%
2025 Compared to 2024. Total revenue for the full year of 2025 was $651.5 million, of which, $545.3 million was from hardware sales and $106.3 million was from subscription and services. Hardware revenue decreased 21.5% from the prior year period primarily due to the timing and mix of product launches in the full year of 2025 and 2024, consumer-related macroeconomic issues resulting in a softer global consumer market, and an increasingly global competitive landscape which has resulted in market share loss. As a result, camera units shipped in the full year of 2025 decreased 24.9% year-over-year to 1.8 million. For the full year of 2025, camera revenue mix from cameras with an MSRP equal to or greater than $400 was 75% compared to 76% for the same period in 2024. Subscription and services revenue was flat year-over-year at $106.3 million. For the full year of 2025, our average selling price increased 8.2% year-over-year to $357. Retail revenue was $481.9 million for the full year of 2025 and represented 74.0% of total revenue, compared to 75.0% of total revenue for the same period in 2024. GoPro.com revenue, which includes subscription and service revenue, was $169.6 million for the full year of 2025 and represented 26.0% of total revenue, compared to 25.0% of total revenue in the prior year period.
2024 Compared to 2023. Total revenue for the full year of 2024 was $801.5 million, of which, $694.5 million was from hardware sales and $107.0 million was from subscription and services. Hardware revenue decreased 23.5% from 2023 primarily due to a decrease in units shipped of 2.4 million from 3.0 million in 2023, or a decrease of 18.5%, primarily due to consumer-related macroeconomic issues resulting in a softer global consumer market, an increasingly global competitive landscape and the delay of our MAX2 camera, which launched in September 2025. For the full year of 2024, camera revenue mix from cameras with an MSRP equal to or greater than $400 was 76% compared to 77% for the same period in 2023. Subscription and services revenue increased 9.7% from 2023 primarily due to improving aggregate retention rates. In the full year of 2024, our average selling price decreased 2.2% year-over-year to $330, primarily due to a shift in camera revenue mix with the introduction of our

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
$199 HERO entry level product and an increase in promotional activity during 2024. Retail revenue was $600.9 million for the full year of 2024 and represented 75.0% of total revenue, compared to 70.0% of total revenue for the same period in 2023. GoPro.com revenue, which includes subscription and service revenue, was $200.6 million for the full year of 2024 and represented 25.0% of total revenue, compared to 30.0% of total revenue for the same period in 2023.
Cost of revenue and gross margin

	Year ended December 31,			2025 vs 2024		2024 vs 2023
(dollars in thousands)	2025	2024	2023	% Change		% Change
Hardware	$400,419	$499,882	$650,085	(20)		(23)
Subscription and services	31,957	30,296	31,801	5		(5)
Total cost of revenue	$432,376	$530,178	$681,886	(18)%		(22)%
Gross margin	33.6%	33.8%	32.2%	(20)	bps	160	bps
2025 Compared to 2024. Gross margin of 33.6% in the full year of 2025 decreased from 33.8% in the same period of 2024, or 20 bps, primarily driven by higher product costs related to product mix (260 bps) and higher operational and tariff costs (240 bps), partially offset by a higher average selling price (350 bps), and subscription and service revenue (130 bps).
2024 Compared to 2023. Gross margin of 33.8% in the full year of 2024 increased from 32.2% in the same period of 2023, or 160 bps, primarily due to an increased margin contribution from subscription and services (200 bps) and lower operational costs related to warranty, tariff and freight savings (70 bps), partially offset by higher promotional activity (70 bps) and the effect of foreign currency fluctuations (40 bps).
Research and development

	Year ended December 31,			2025 vs 2024	2024 vs 2023
(dollars in thousands)	2025	2024	2023	% Change	% Change
Research and development	$113,098	$153,338	$145,939	(26)%	5%
Stock-based compensation	10,393	14,411	19,062	(28)	(24)
Acquisition-related costs	1,875	1,563	—	20	100
Restructuring costs	1,430	16,585	687	(91)	2,314
Total research and development	$126,796	$185,897	$165,688	(32)%	12%
Percentage of total revenue	19.5%	23.2%	17.0%
2025 Compared to 2024. The year-over-year decrease of $59.1 million, or 31.8%, in total research and development expense in the full year of 2025 compared to the same period of 2024 was primarily driven by a $19.6 million decrease in consulting and professional services primarily due to our next generation system-on-chip, GP3, a $19.5 million decrease in cash-based personnel-related costs, a $15.2 million decrease in restructuring costs, a $4.0 million decrease in stock-based compensation expense, and a $0.8 million decrease in travel related expenses.
Sales and marketing

	Year ended December 31,			2025 vs 2024	2024 vs 2023
(dollars in thousands)	2025	2024	2023	% Change	% Change
Sales and marketing	$96,681	$149,521	$160,712	(35)%	(7)%
Stock-based compensation	3,533	5,804	8,736	(39)	(34)
Restructuring costs	542	5,310	130	(90)	3,985
Total sales and marketing	$100,756	$160,635	$169,578	(37)%	(5)%
Percentage of total revenue	15.5%	20.0%	16.9%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
2025 Compared to 2024. The year-over-year decrease of $59.9 million, or 37.3%, in total sales and marketing expense in the full year of 2025 compared to the same period of 2024 was primarily driven by a $33.6 million decrease in advertising and marketing expenses, primarily attributable to online campaigns, activation events and sponsorships, an $8.3 million decrease in cash-based personnel-related costs, a $6.8 million decrease in consulting and professional services, a $4.8 million decrease in restructuring costs, a $2.3 million decrease in stock-based compensation expense, a $1.7 million decrease in allocated facilities, depreciation, and supporting overhead expenses, a $1.0 million decrease in travel related expenses, and a $1.0 million decrease in credit card fees from sales on GoPro.com.
General and administrative

	Year ended December 31,			2025 vs 2024	2024 vs 2023
(dollars in thousands)	2025	2024	2023	% Change	% Change
General and administrative	$49,605	$49,671	$51,211	—%	(3)%
Stock-based compensation	4,670	7,574	11,726	(38)	(35)
Acquisition-related costs	20	789	822	(97)	(4)
Restructuring costs	2,060	1,762	11	17	15,918
Total general and administrative	$56,355	$59,796	$63,770	(6)%	(6)%
Percentage of total revenue	8.6%	8.0%	6.3%
2025 Compared to 2024. The year-over-year decrease of $3.4 million, or 5.8%, in total general and administrative expense for the full year of 2025 compared to the same period of 2024 was primarily driven by a $4.3 million decrease in cash-based personnel-related costs and a $2.9 million decrease in stock-based compensation expense, partially offset by a $4.2 million increase in consulting and professional services.
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
See Note 13 Restructuring charges, to the Notes to consolidated financial statements.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other income (expense)

	Year ended December 31,			2025 vs 2024	2024 vs 2023
(dollars in thousands)	2025	2024	2023	% Change	% Change
Interest expense	$(8,452)	$(3,329)	$(4,699)	154%	(29)%
Other income, net	345	5,273	12,429	(93)	(58)%
Total other income (expense), net	$(8,107)	$1,944	$7,730	(517)%	(75)%
2025 Compared to 2024. Total other income (expense), net was expense of $8.1 million for the full year of 2025 compared to income of $1.9 million in the same period of 2024. The year-over-year change of $10.1 million was primarily due to a $5.1 million increase in cash interest expense primarily related to the 2025 Credit Agreement and draws on our 2021 Credit Agreement, a $3.0 million charge on the 2025 revaluation of the warrants issued in connection with the 2025 Credit Agreement as discussed in Note 5 Financing arrangements, a $1.0 million gain on the sale of intellectual property in 2024 that did not reoccur in 2025 and a $0.9 million decrease in a gain on insurance proceeds in 2025.
Income taxes

	Year ended December 31,			2025 vs 2024	2024 vs 2023
(dollars in thousands)	2025	2024	2023	% Change	% Change
Income tax expense (benefit)	$2,039	$299,222	$(14,550)	(99)%	(2,157)%
2025 Compared to 2024. We recorded an income tax expense of $2.0 million for the year ended December 31, 2025 on a pre-tax net loss of $91.4 million. Our income tax expense for the year ended December 31, 2025 primarily resulted from a change in the valuation allowance on the United States federal and state net deferred tax assets, nondeductible equity tax expense from employee stock-based compensation, and tax expense from goodwill impairment, partially offset by a tax benefit on a pre-tax net loss, and the federal and California research and development credits.
Our 2024 income tax expense of $299.2 million primarily resulted from the establishment and the change in the 2024 valuation allowance on the United States federal and state net deferred tax assets, partially offset by a tax benefit on a pre-tax net loss, and the release of a portion of our uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions.
Each quarter, we assess the realizability of our deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. In the assessment for the period ended December 31, 2025, we concluded that it remains more likely than not that our United States federal and state deferred tax assets would not be realizable. We will continue to monitor our financial results and future projections to assess the realizability of our deferred tax assets. In the event there is a need to release the valuation allowance, a corresponding tax benefit would be recognized. Our foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that our foreign deferred tax assets will be realized and thus, a valuation allowance is not required on our foreign deferred tax assets.
See Note 9 Income taxes, to the Notes to consolidated financial statements for additional information.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quarterly results of operations
The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarterly periods in the two-year period ended December 31, 2025.

	Three months ended
(dollars in thousands, except per share amounts)	Dec. 31, 2025	Sept. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sept. 30, 2024	Jun. 30, 2024	Mar. 31, 2024
Total revenue	$201,673	$162,918	$152,643	$134,308	$200,882	$258,898	$186,224	$155,469
Gross profit	64,187	57,167	54,663	43,149	69,701	91,846	56,710	53,038
Operating expenses	72,428	73,052	68,670	88,357	108,801	99,857	103,219	94,451
Net loss	$(9,104)	$(21,252)	$(16,422)	$(46,709)	$(37,191)	$(8,211)	$(47,821)	$(339,088)

Net loss per share - basic and diluted	$(0.06)	$(0.13)	$(0.10)	$(0.30)	$(0.24)	$(0.05)	$(0.31)	$(2.24)

Liquidity and Capital Resources
The following table presents selected financial information as of December 31, 2025 and December 31, 2024:

(dollars in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$49,674	$102,811
Marketable securities	—	—
Total cash, cash equivalents and marketable securities	$49,674	$102,811
Percentage of total assets	12%	19%
Our primary source of cash is receipts from sales of our hardware products, and subscription and service. Other sources of cash are from proceeds from the issuance of convertible notes, borrowings under our credit facility and credit agreement, the sale of Class A common stock pursuant to the Subscription Agreement, and facility subleases. Our primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing, office rent, purchases of property and equipment, other costs of revenue including components, such as memory, share repurchases, acquisitions, interest, and taxes. In 2025, we also used $94.3 million in cash to repay the remaining aggregate principal of the 2025 Notes in November 2025.
Our liquidity position has been historically impacted by seasonality, which is primarily driven by higher revenues during the second half of the year as compared to the first half. For example, net cash provided by operating activities during the second half of 2025 was $27.8 million, compared to cash used in operating activities of $48.4 million during the first half of 2025.
As of December 31, 2025, our cash, cash equivalents, and marketable securities totaled $49.7 million. The overall cash used in operating activities of $20.7 million for the year ended December 31, 2025 was primarily attributable to a net loss of $93.5 million, partially offset by net cash inflows from other non-cash expenses of $31.7 million, an $18.6 million goodwill impairment charge, and changes in our working capital of $22.5 million. Working capital changes for the year ended December 31, 2025 of $22.5 million were the result of a decrease in inventory of $42.3 million and a decrease in prepaid expenses and other assets of $2.8 million, partially offset by a decrease in accounts payable and other liabilities of $11.1 million, an increase in accounts receivables of $7.3 million, and a decrease in deferred revenue of $4.1 million. As of December 31, 2025, $3.1 million of cash was held by our foreign subsidiaries.
2021 Credit Facility
In January 2021, we entered into a Credit Agreement which provides for a revolving credit facility (2021 Credit Facility) under which we may borrow up to an aggregate amount of $35.0 million from the February 2026 amendment to the Borrowing Base Conversion Date, which is considered when we complete an appraisal and

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
other collateral diligence measures in order to implement a borrowing base to tie usage of the 2021 Credit Facility to our collateral value, and up to $50.0 million thereafter. In March 2023, August 2025 and February 2026, we amended the 2021 Credit Agreement (collectively, the 2021 Credit Agreement). The February 2026 amendment extended the maturity of the 2021 Credit Agreement to June 2027, changed the interest rate borrowed funds accrued interest and changed the liquidity minimums, as discussed in Note 5 Financing arrangements. Upon termination of the 2021 Credit Agreement in June 2027, any outstanding borrowings will become due and payable.
Prior to the Borrowing Base Conversion Date, the amount that may be borrowed under the 2021 Credit Agreement is $35.0 million, unless our Asset Coverage Ratio is less than 1.50, which would subject the amount that may be borrowed to a customary borrowing base calculation. The Asset Coverage Ratio is defined as the ratio of (i) the sum of (a) our cash and cash equivalents in the United States plus specified percentages of other qualified debt investments (Qualified Cash) plus (b) specified percentages of the net book values of our accounts receivable and certain inventory to (ii) $50.0 million. After the Borrowing Base Conversion Date, the amount that may be borrowed under the 2021 Credit Agreement is based on a customary borrowing base calculation.
Borrowed funds accrue interest, at our option, at a rate equal to either (i) a per annum rate equal to the base rate plus a margin of 2.50% or (ii) a per annum rate equal to the Secured Overnight Financing Rate (SOFR) plus a 10 basis point premium and a margin of 3.50%. We are required to pay a commitment fee on the unused portion of the 2021 Credit Facility of 0.25% per annum. Amounts owed under the 2021 Credit Agreement are guaranteed by certain of our United States subsidiaries and secured by a first-priority security interest in substantially all of our assets and certain of our subsidiaries (including intellectual property registrations and applications, which is subject to an intercreditor agreement).
The 2021 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. We are required to maintain Liquidity (the sum of unused availability under the credit facility and our Qualified Cash) of at least (i) $25.0 million during the period from the date we entered into the 2021 Credit Agreement amendment in February 2026 as discussed in Note 5 Financing arrangements through June 30, 2026, (ii) $30.0 million during the period from July 1, 2026 through July 31, 2026, (iii) $35.0 million during the period from August 1, 2026 through August 31, 2026, and (iv) $40.0 million from September 1, 2026 through the maturity date (of which at least $10.0 million shall be attributable to Qualified Cash during all periods), and maintain a minimum unused availability under the credit facility of at least $10.0 million after the Borrowing Base Conversion Date.
For the period ended December 31, 2025, we were in compliance with the liquidity and asset coverage ratio financial covenants contained in the 2021 Credit Agreement; however, the 2021 Credit Agreement also required us to be in compliance with the financial covenants within the 2025 Credit Agreement. We were not in compliance with the 2025 Credit Agreement asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 within the 2025 Credit Agreement for the period ended December 31, 2025 and we subsequently cured the non-compliance by entering into an amendment on February 27, 2026 that amended these covenant requirements, as discussed in Note 5 Financing arrangements. There are outstanding letters of credit under the 2021 Credit Agreement which total $9.2 million for certain duty-related requirements which was not collateralized by any cash on hand.
2025 Credit Agreement
On August 4, 2025, we entered into a Credit Agreement with Farallon Capital Management, L.L.C., as administrative agent and collateral agent (the Agent), and Mateo Financing, LLC (the Lender). In November 2025 and February 2026, we amended the Credit Agreement (collectively, the 2025 Credit Agreement). The 2025 Credit Agreement provides for a second lien credit facility up to $50.0 million (the 2025 Term Loan). The 2025 Credit Agreement will mature, and any outstanding borrowings become due and payable on January 22, 2028. The February 2026 amendment revised the (i) minimum liquidity for the remaining term of the 2025 Credit Agreement, (ii) removed the EBITDA minimums for the fiscal quarter ending December 31, 2025 and for the period of four consecutive fiscal quarters ending March 31, 2026, (iii) revised the EBITDA minimum for the remainder of the 2025 Credit Agreement, and (iv) revised the minimum asset coverage ratio for periods prior to March 31, 2026, as discussed in Note 5 Financing arrangements.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Borrowed funds accrue interest, at our option, at a rate equal to either (i) the applicable one or three-month SOFR, plus a 10 basis point premium for one-month SOFR or 15 basis point premium for three-month SOFR, plus 7.5%, or (ii) the Base Rate plus 6.50%. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50% or (iii) a per annum rate equal to the SOFR plus 1.00%. During an event of default, the applicable interest rates are increased by 2.0% per annum. For Base Rate loans, we will pay interest on a quarterly basis and at the maturity date. For SOFR rate loans, we will pay interest at least quarterly, or more frequently, as defined in the 2025 Credit Agreement, and at the maturity date. We will make quarterly principal payments on the 2025 Term Loan, with the remaining principal due on the maturity date. Under the 2025 Credit Agreement, we may be obligated to pay additional amounts which would allow for a minimum return, as defined by the 2025 Credit Agreement. The 2025 Term Loan is subject to mandatory prepayment in certain cases involving asset dispositions, debt issuances, certain receipts of cash proceeds from insurance and other extraordinary receipts, and change in control. We are required to apply 25% of excess cash flow to repay the 2025 Term Loan. Prepayments of the 2025 Term Loan, whether optional, mandatory, before, on or after January 22, 2028, or as a result of any acceleration of the 2025 Term Loan as a result of an event of default, require a prepayment premium in an amount set forth in the 2025 Credit Agreement. Amounts owed under the 2025 Credit Agreement are guaranteed by certain domestic subsidiaries, and are secured by a second lien security interest in substantially all of our assets and certain of our subsidiaries.
The 2025 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including financial covenants. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases and other matters, all subject to certain exceptions. The financial covenants require (a) us to maintain liquidity (defined as unrestricted cash, cash equivalents and availability under the 2021 Credit Agreement) of at least (i) $25.0 million during the fiscal quarters ending March 31, 2026 and June 30, 2026, (ii) $30.0 million during the fiscal month ending July 31, 2026, (iii) $35.0 million during the fiscal month ending August 31, 2026 and (iv) $40.0 million during any fiscal month thereafter; (b) us not to have EBITDA (as defined in the 2025 Credit Agreement) of (i) less than $5.0 million, subject to adjustment, for the fiscal quarter ending June 30, 2026, (ii) less than zero, subject to adjustment, for the fiscal quarter ending September 30, 2026, (iii) less than zero for the fiscal quarter ending December 31, 2026, (iv) less than $20.0 million for the period of four consecutive fiscal quarters ending March 31, 2027, (v) less than $30.0 million for the period of four consecutive fiscal quarters ending June 30, 2027, (vi) less than $35.0 million for the period of four consecutive fiscal quarters ending September 30, 2027, and (vii) less than $40.0 million for the period of four consecutive fiscal quarters ending December 31, 2027 and thereafter; and (c) us not to permit an asset coverage ratio (defined as the ratio of (x) the sum of unrestricted cash, cash equivalents, and certain accounts and inventory, divided by (y) the sum of accounts payable and total debt (as defined in the 2025 Credit Agreement) of less than (i) 1.05:1.00 on or prior to March 31, 2026 or (ii) 1.15:1.00 thereafter. The EBITDA thresholds for fiscal quarters ending June 30, 2026 and September 30, 2026 are subject to potential adjustments in the event of a reduction in tariff amounts in Malaysia or Thailand (or both) to a level that is 10% or lower, as described in further detail in the 2025 Credit Agreement. To the extent there are adjustments to the tariff rates of only one of the countries, the corresponding adjustments will be apportioned accordingly.
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
As of December 31, 2025, the outstanding principal under the 2025 Term Loan was $49.8 million. For the period ended December 31, 2025, we were not in compliance with the asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 within the 2025 Credit Agreement for the period ended December 31, 2025, and we subsequently cured the non-compliance by entering into an amendment on February 27, 2026 that amended these covenant requirements, as discussed in Note 5 Financing arrangements.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
On August 4, 2025, in connection with the 2025 Credit Agreement, and as subsequently amended on November 5, 2025, we issued an aggregate of 11,076,968 warrants to purchase shares of our common stock, which can be exercised at a price of $0.75. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on August 1, 2035. Exercise of the warrants will dilute the ownership interests of existing stockholders. Any warrants not exercised prior to such time will expire.
The following table summarizes our contractual obligations related to the 2025 Term Loan as of December 31, 2025 and the expected timing of those payments:

(in thousands)	Total	Next 12 Months	Beyond 12 Months
Long-term debt (1)	$66,422	$9,550	$56,872
(1)    Our 2025 Term Loan is due in January 2028. The balances include accrued and unpaid interest as of December 31, 2025. Refer to Note 5 Financing arrangements in the Notes to consolidated financial statements for additional details.
Securities Purchase Agreement
In February 2026, we entered into a securities purchase agreement (Securities Purchase Agreement) with YA II PN, Ltd. (YA II PN), a fund of Yorkville Advisors Global, LP in connection with the issuance and sale by us of convertible debentures (the Convertible Debentures) issuable in an aggregate principal amount of up to $50.0 million, which Convertible Debentures will be convertible into shares of our Class A common stock, par value $0.0001 per share (the Common Stock) (as converted, the Conversion Shares). Conversion of the Convertible Debentures will dilute the ownership interests of existing stockholders. Pursuant to the Securities Purchase Agreement, YA II PN purchased $25.0 million in aggregate principal amount of Convertible Debentures on the signing of the Securities Purchase Agreement. At our discretion, YA II PN may purchase and we may issue an additional $5.0 million on the day prior to the filing of a registration statement with the SEC. At our discretion, YA II PN may purchase and we may issue an additional $20.0 million in aggregate principal amount of Convertible Debentures on or about the second business day following the satisfaction of certain closing conditions.
The Convertible Debentures accrue interest at 0% per annum, unless (i) certain interest rate adjustment events occur, upon which the Convertible Debentures will bear interest at an annual rate of 5.00% until such interest rate adjustment event is no longer continuing, or (ii) we have issued Conversion Shares that reaches a capped level within the first six months or an event of default occurs and remains uncured, upon which the Convertible Debentures will bear interest at an annual rate of 18.00%. The Convertible Debentures will mature in August 2027, unless previously redeemed. The Convertible Debentures may be redeemed prior to maturity so long as our stock price is above $1.1453, with a redemption premium of 7% of the principal amount being paid. The Convertible Debentures will be issued at an original issue discount of 3.00%.
The Convertible Debentures are convertible at the option of the holder into Common Stock equal to the applicable Conversion Amount divided by the Conversion Price. The conversion price for the Convertible Debentures will be the lower of (i) $1.1453, or (ii) 98% of the lowest daily volume weighted average price of the Common Stock during the five consecutive trading days immediately preceding the date of conversion or other date of determination, but which shall not be lower than $0.1736, (the Conversion Price). Any portion of the Convertible Debentures may be converted at any time and from time to time, subject to the Exchange Cap. The Conversion Amount with respect to any requested conversion will equal the principal amount requested to be converted plus all accrued and unpaid interest on the Convertible Debentures as of such conversion, with fractional shares rounded up (the Conversion Amount). In addition, no conversion will be permitted to the extent that, after giving effect to such conversion, the holder together with the certain related parties would beneficially own in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such conversion, subject to certain adjustments.
We shall not issue any Common Stock upon conversion of the Convertible Debentures held by YA II PN if the issuance of such Common Stock underlying the Convertible Debentures would exceed the aggregate number of Common Stock that we may issue upon conversion of the Convertible Debentures in compliance with our obligations under the rules or regulations of Nasdaq Stock Market (the Exchange Cap). The Exchange Cap will not apply under certain circumstances, including if we obtain the approval of our stockholders as required by the applicable rules of the Nasdaq Stock Market for issuances of Common Stock in excess of such amount, or if we

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
obtain a written opinion from outside counsel to us that such stockholder approval is not required. In addition, for the first six months following the date of the Securities Purchase Agreement we shall not issue any Conversion Shares to the extent that the aggregate number of Conversion Shares that we have issued would exceed 47,650,000 Common Shares.
Convertible Notes
In November 2020, we issued $143.8 million aggregate principal amount of 1.25% Convertible Senior Notes (2025 Notes) in a private placement to purchasers for resale to qualified institutional buyers. In November 2023, we repurchased $50.0 million in aggregate principal amount of the 2025 Notes, reducing the principal amount owed to $93.8 million. We repaid the remaining $93.8 million in aggregate principal at maturity on November 15, 2025 with restricted cash on hand.
In connection with the offering of the 2025 Notes, we entered into privately negotiated capped call transactions with certain financial institutions (Capped Calls). We used $10.2 million of the net proceeds from the sale of the 2025 Notes to purchase the Capped Calls and $56.2 million of the net proceeds to repurchase $50.0 million of the $175.0 million aggregate principal amount of the 2022 Notes, which we issued in April 2017. The remaining net proceeds were used for general corporate purposes. The Capped Calls expired on November 15, 2025.
Other Contractual Commitments
In the ordinary course of business, we enter into multi-year agreements to purchase sponsorships with event organizers, resorts, and athletes as part of our marketing efforts, software licenses related to our financial and IT systems, operating lease arrangements to support our operations in the U.S. and international locations, and various other contractual commitments. The following table summarizes our other contractual obligations as of December 31, 2025, and the expected timing of those payments:

(in thousands)	Total	Next 12 Months	Beyond 12 Months
Operating lease obligations (1)	$21,479	$13,381	$8,098
Other contractual commitments (2)	86,573	61,704	24,869
Total contractual cash obligations	$108,052	$75,085	$32,967
(1)    Operating lease obligations exclude cash inflows from existing contractual facility subleases through the end of 2026.
(2)    Includes a $55.7 million contractual commitment related to cloud infrastructure and storage, of which, $39.5 million is due within the next 12 months.
See Note 11 Commitments, contingencies, and guarantees, for a discussion regarding facility leases and other contractual commitments in the Notes to consolidated financial statements.
Liquidity
The accompanying audited consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. In the year ended December 31, 2025, our performance continued to be impacted by consumer-related macroeconomic issues resulting in a softer global consumer market, an increasingly global competitive landscape, tariffs and the sales volume of our 360-camera MAX2, which had a delayed introduction in September 2025. During the year ended December 31, 2025 and 2024, total revenue was $651.5 million and $801.5 million, respectively, representing an 18.7% decline year-over-year. As a result, we incurred operating losses of $83.3 million and operating cash outflows of $20.7 million during the year ended December 31, 2025. As of December 31, 2025 and 2024, we had cash and cash equivalents of $49.7 million and $102.8 million, respectively, and an accumulated deficit of $775.1 million and $681.6 million, respectively. For the period ended December 31, 2025, we were not in compliance with the asset coverage ratio or minimum EBITDA covenant within the 2025 Credit Agreement, and we subsequently cured the non-compliance by entering into an amendment on February 27, 2026 that amended the covenant requirements, as discussed in Note 5 Financing arrangements.
We have considered and assessed our ability to continue as a going concern for at least 12 months from the issuance of these audited consolidated financial statements. Our assessment included the preparation of a cash flow forecast using a 2026 operational plan which incorporates the $25.0 million of proceeds received in February

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
2026 pursuant to the Securities Purchase Agreement, as discussed in Note 14 Subsequent events, and amendments to the 2021 Credit Agreement, that extended the maturity date, and 2025 Credit Agreement, which was amended to reduce or remove the current and future minimum liquidity, asset coverage ratio and EBITDA covenants, as discussed in Note 5 Financing arrangements. The 2026 operational plan is structured to: (i) realize board approved cost savings to further reduce operating expenses in the second half of 2026; (ii) increase revenue generated from new product launches beginning in the second quarter of 2026; and (iii) ensure effective production planning and inventory management. We considered additional actions within our control that we would implement, if necessary, to maintain liquidity and operations in the ordinary course of business. Additional actions considered include further reducing discretionary spending in all areas of the business, further headcount restructuring actions, and at our discretion, the issuance an additional $5.0 million and $20.0 million in aggregate principal of Convertible Debentures as discussed in Note 14 Subsequent events.
We estimate such actions will be sufficient to allow us to maintain liquidity and operations in the ordinary course of business for at least 12 months from the issuance of these consolidated financial statements. While we estimate such actions will be sufficient to allow us to maintain liquidity and operations in the ordinary course for at least 12 months from the issuance of these consolidated financial statements, there can be no assurance we will generate sufficient future cash from operations. Factors that can impact our future cash generation include, but are not limited to, underperformance of our product launches, inability to successfully manage production planning, inventory and working capital, further inflation impacting consumer demand and cost of components, rising interest rates, tariffs, increased component costs, component shortages or limited availability, ongoing recessionary conditions and continued competition. If we are not successful in maintaining demand for our products, or if macroeconomic conditions further constrain consumer demand, we may continue to experience adverse impacts to revenue and profitability. In addition, we may need additional financing to execute on our current or future business strategy, and additional financing may not be available or on terms favorable to us.
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Year ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands)	2025	2024	2023	% Change	% Change
Net cash provided by (used in):
Operating activities	$(20,669)	$(125,141)	$(32,863)	(83)%	281%
Investing activities	$(3,362)	$7,653	$121,902	(144)%	(94)%
Financing activities	$(30,112)	$(929)	$(90,382)	3,141%	(99)%
Cash flows from operating activities
Cash used in operating activities of $20.7 million for the year ended December 31, 2025 was primarily attributable to a net loss of $93.5 million, partially offset by net cash inflows from other non-cash expenses of $31.7 million, an $18.6 million goodwill impairment charge, and changes in our working capital of $22.5 million. Working capital changes for the year ended December 31, 2025 of $22.5 million were the result of a decrease in inventory of $42.3 million and a decrease in prepaid expenses and other assets of $2.8 million, partially offset by a decrease in accounts payable and other liabilities of $11.1 million, an increase in accounts receivables of $7.3 million, and a decrease in deferred revenue of $4.1 million.
Cash flows from investing activities
Cash used in investing activities of $3.4 million for the year ended December 31, 2025 was primarily attributable to net purchases of property and equipment of $3.4 million.
Cash flows from financing activities
Cash used in financing activities of $30.1 million for the year ended December 31, 2025 was primarily attributable to the full repayment of the 2025 Convertible Notes for $93.8 million, repayments of $48.0 million on our 2021 Credit Facility, payment of debt issuance costs of $2.3 million related to our 2025 Credit Agreement, and $1.9 million in tax payments for net restricted stock unit settlements, partially offset by net proceeds of $113.2 million

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
from our 2021 Credit Facility and 2025 Credit Agreement, a $2.0 million purchase of our Class A common stock shares by Nicholas Woodman, our Chief Executive Officer, as discussed in Note 10 Related party transactions and $0.7 million of cash inflows from stock purchases made through our employee stock purchase plan.

Indemnifications
The information set forth under Note 11 Commitments, contingencies, and guarantees in the Notes to consolidated financial statements under the caption Indemnifications is incorporated herein by reference.

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
Revenue recognition
We derive substantially all of our revenue from the sale of cameras, mounts, accessories, subscription and service, and implied post contract support to customers. We recognize revenue when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The transaction price we expect to be entitled to is primarily comprised of hardware revenue, net of returns and variable consideration, which includes sales incentives provided to customers.
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
For the sales of our hardware products, including related firmware and free software solutions, revenue is recognized when transfer of control occurs at a point in time, which generally is at the time the hardware product is shipped and when collection is considered probable. For customers who purchase hardware products directly from GoPro.com, we retain a portion of the risk of loss on these sales during transit, which are accounted for as fulfillment costs. Subscription and service revenue is recognized primarily from our Premium+, Premium and Quik subscription offerings sold on GoPro.com and the Quik mobile app, and is recognized ratably over the subscription term, with any payments received in advance of services being rendered recorded in deferred revenue.
For our camera sale arrangements with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which we separately sell our hardware products, and subscription and service. If a standalone selling price is not directly observable, then we estimate the standalone selling prices considering market conditions and entity-specific factors. For example, the standalone selling price for PCS is determined

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
based on a cost-plus approach, which incorporates the level of support provided to customers, estimated costs to provide our support, and the amount of time and cost that is allocated to our efforts to develop the undelivered elements. While changes in the allocation of the transaction price among the performance obligations will not affect the amount of total revenue ultimately recognized for a particular camera sale arrangement, any significant change in these allocations could impact the timing of revenue recognition, which could have a material effect on our financial condition and results of operations.
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
Inventory valuation
Inventory consists of finished goods and component parts, and is stated at the lower of cost or net realizable value on a first-in, first-out basis. Our inventory balances were $78.4 million and $120.7 million as of December 31, 2025 and 2024, respectively. Our assessment of market value requires the use of estimates regarding the net realizable value of our inventory balances, including an assessment of excess or obsolete inventory. We determine excess or obsolete inventory based on multiple factors, including market conditions, estimated future demand for our hardware products within a specified time horizon (generally 12 months), hardware product life cycle status, hardware product development plans and current sales levels.
Income taxes
We are subject to income taxes in the United States and multiple foreign jurisdictions. Our effective tax rates differ from the United States federal statutory rate, primarily due to changes in our valuation allowance, the effect of non-United States operations, deductible and non-deductible stock-based compensation expense, state taxes, federal and state research and development tax credits and other adjustments. Our effective tax rate was negative 2.2%, negative 224.8%, and positive 21.5% in 2025, 2024 and 2023, respectively. The calculation of our provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits. We review our tax positions quarterly and adjust the balances as new information becomes available.
Each quarter, we assess the realizability of our existing deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. In the assessment for the period ended December 31, 2025, we concluded that it remains more likely than not that we will not be able to realize our deferred tax assets. As of December 31, 2025, the total valuation allowance on United States federal and state net deferred tax assets was $344.6 million. We will continue to monitor our future financial results, expected projections and their potential impact on our assessment regarding the recoverability of our deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded. Our foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that our foreign deferred tax assets will be realized and thus, a valuation allowance is not required on our foreign deferred tax assets.
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
We completed our annual impairment test of goodwill as of December 31, 2025 using a qualitative assessment and concluded that it was not more likely than not that the fair value of our single reporting unit was less than the carrying value. Additionally, as of December 31, 2025, the market capitalization exceeded the carrying value of our single reporting unit by 67%, which was not adjusted for an acquisition control premium which would further increase the percentage the fair value exceeded the carrying value. Using the market capitalization approach, the fair value of our single reporting unit is estimated based on the trading price of our stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business.
The estimated fair value of our single reporting unit is affected by the volatility in our stock price. For example, a 5% decrease in our December 31, 2025 stock price would result in our market capitalization exceeding the carrying value of our single reporting unit by 65%, which is not adjusted for an acquisition control premium. If our market capitalization declines or future performance falls below our current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which a charge would be necessary. We will continue to monitor developments, including updates to our forecasts and market capitalization. An update of our assessment and related estimates may be required in the future.

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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following tables present a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended December 31,
(in thousands)	2025	2024
Net loss	$(9,104)	$(37,191)
Income tax expense	(1,693)	(2,403)
Interest expense, net	2,282	279
Depreciation and amortization	1,849	1,781
POP display amortization	1,762	1,635
Stock-based compensation	4,393	5,199
(Gain) loss on insurance recovery	—	(1,130)
(Gain) loss on revaluation of warrants	442	—
Restructuring and other costs	853	17,471
Adjusted EBITDA	$784	$(14,359)

	Year ended December 31,
(in thousands)	2025	2024	2023	2022	2021
Net income (loss)	$(93,487)	$(432,311)	$(53,183)	$28,847	$371,171
Income tax expense (benefit)	2,039	299,222	(14,550)	5,606	(281,071)
Interest (income) expense, net	5,343	(1,388)	(5,233)	3,131	22,678
Depreciation and amortization	7,065	6,491	6,160	8,570	10,962
POP display amortization	7,010	5,123	2,015	2,055	2,759
Stock-based compensation	19,542	29,132	41,479	38,991	38,650
(Gain) loss on insurance recovery	(266)	(1,130)	—	—	—
(Gain) loss on extinguishment of debt	—	—	(3,092)	—	—
(Gain) loss on revaluation of warrants	3,036	—	—	—	—
Goodwill impairment	18,600	—	—	—	—
Restructuring and other costs	2,602	23,222	(913)	7,554	2,649
Adjusted EBITDA	$(28,516)	$(71,639)	$(27,317)	$94,754	$167,798

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following tables present a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended December 31,
(in thousands, except per share data)	2025	2024
Net loss	$(9,104)	$(37,191)
Stock-based compensation	4,393	5,199
Acquisition-related costs	477	462
Restructuring and other costs	853	17,471
(Gain) loss on insurance recovery	—	(1,130)
(Gain) loss on revaluation of warrants	442	—
Income tax adjustments	270	771
Non-GAAP net loss	$(2,669)	$(14,418)

GAAP diluted net loss per share	$(0.06)	$(0.24)
Non-GAAP diluted net loss per share	$(0.02)	$(0.09)

GAAP and non-GAAP shares for diluted net loss per share	161,046	155,091

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year ended December 31,
(in thousands)	2025	2024	2023	2022	2021
Net income (loss)	$(93,487)	$(432,311)	$(53,183)	$28,847	$371,171
Stock-based compensation	19,542	29,132	41,479	38,991	38,650
Acquisition-related costs	1,895	2,352	822	47	1,152
Restructuring and other costs	2,602	23,222	(913)	7,554	2,649
Non-cash interest expense	—	—	—	—	14,208
(Gain) loss on sale and/or license of intellectual property	—	(999)	—	—	—
(Gain) loss on insurance recovery	(266)	(1,130)	—	—	—
(Gain) loss on extinguishment of debt	—	—	(3,092)	—	—
(Gain) loss on revaluation of warrants	3,036	—	—	—	—
Goodwill impairment	18,600	—	—	—	—
Income tax adjustments (1)	101	9,317	(5,372)	(10,271)	(27,494)
Non-GAAP net income (loss)	$(47,977)	$(370,417)	$(20,259)	$65,168	$400,336

GAAP net income (loss) - basic	$(93,487)	$(432,311)	$(53,183)	$28,847	$371,171
Add: Interest on convertible notes, tax effected*	—	—	—	3,055	—
GAAP net (income) loss - diluted	$(93,487)	$(432,311)	$(53,183)	$31,902	$371,171

Non-GAAP net income (loss) - basic	$(47,977)	$(370,417)	$(20,259)	$65,168	$400,336
Add: Interest on convertible notes, tax effected*	—	—	—	3,055	—
Non-GAAP net income (loss) - diluted	$(47,977)	$(370,417)	$(20,259)	$68,223	$400,336

GAAP diluted net income (loss) per share	$(0.59)	$(2.82)	$(0.35)	$0.18	$2.27
Non-GAAP diluted net income (loss) per share	$(0.30)	$(2.42)	$(0.13)	$0.38	$2.45

GAAP shares for basic net income (loss) per share	158,579	153,113	153,348	156,181	154,274
Add: Effect of dilutive securities	—	—	—	22,098	8,904
GAAP shares for diluted net income (loss) per share	158,579	153,113	153,348	178,279	163,178
Add: Effect of non-GAAP dilutive securities	—	—	—	—	—
Non-GAAP shares for diluted net income (loss) per share	158,579	153,113	153,348	178,279	163,178
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
Foreign currency risk. Revenue generated from GoPro.com is denominated in U.S. dollars and various foreign currencies. Revenue generated from our international retail sales channel is generally priced in U.S. dollars; however, we typically evaluate and adjust our international selling prices to reflect local exchange rate fluctuations. The strength of the U.S. dollar relative to other foreign currencies can negatively impact revenue, gross margin and net income (loss) per share due to our sales outside of the United States. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. dollar would result in an estimated $33.9 million impact on our earnings for the year ended December 31, 2025. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Romanian leu, Australian dollar, and Japanese yen. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars.
To date, we have not entered into any foreign currency exchange contracts or derivatives, and we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.
Interest rate risk. Our exposure to market risk for changes in interest rates primarily relates to our cash, cash equivalents, and marketable securities. Our cash equivalents and marketable securities are comprised of money market funds, U.S. treasury securities, commercial paper, government securities and corporate debt securities. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the nature of our investment portfolio, we do not believe that an immediate 10% shift in interest rates would have a material effect on the fair value of our investment portfolio.
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GoPro, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GoPro, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 1 to the consolidated financial statements, substantially all revenue is derived from the sales of cameras, mounts, accessories, subscription and service, and implied post contract support to customers. The transaction price recognized as revenue represents the consideration the Company expects to be entitled to and is primarily comprised of hardware revenue, net of returns and variable consideration, which includes sales incentives provided to customers. The Company recognizes revenue from its sales arrangements when control of the promised goods or services are transferred to its customers, in an amount that reflects the amount of consideration expected to be received in exchange for the transferred goods or services. The Company's revenue was $652 million for the year ended December 31, 2025. The principal considerations for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to revenue recognition process. These procedures also included, among others, (i) evaluating certain revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) evaluating, on a sample basis, revenue transactions by obtaining and inspecting source documents, including sales orders, invoices, shipping and delivery documents, and cash receipts, where applicable; (iii) evaluating, on a sample basis, for certain revenue transactions, the timing of revenue recognition by obtaining and inspecting shipping and delivery documents; (iv) recalculating, on a sample basis, amortization of subscription revenue; (v) evaluating the reasonableness of variable consideration, on a sample basis, by testing credit memos during the year and testing the completeness and accuracy of the data used to determine the year end accrual; and (vi) testing, on a sample basis, outstanding customer invoice balances as of December 31, 2025 by obtaining and inspecting source documents, including sales orders, invoices, shipping and delivery documents, and subsequent cash receipts, where applicable.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 12, 2026

We have served as the Company’s auditor since 2011.

GoPro, Inc.
Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$49,674	$102,811
Accounts receivable, net	93,513	85,944
Inventory	78,431	120,716
Prepaid expenses and other current assets	30,951	29,774
Total current assets	252,569	339,245
Property and equipment, net	5,903	8,696
Operating lease right-of-use assets	11,138	14,403
Goodwill	133,751	152,351
Other long-term assets	24,622	28,983
Total assets	$427,983	$543,678

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$97,012	$85,936
Accrued expenses and other current liabilities	95,856	110,769
Short-term operating lease liabilities	12,069	10,936
Deferred revenue	52,636	55,418
Short-term debt	19,598	93,208
Total current liabilities	277,171	356,267
Long-term taxes payable	13,544	11,621
Long-term debt	44,322	—
Long-term operating lease liabilities	7,329	18,067
Other long-term liabilities	9,067	6,034
Total liabilities	351,433	391,989

Commitments, contingencies and guarantees (Note 11)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 136,056 and 129,196 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	1,044,875	1,026,527
Treasury stock, at cost, 26,608 and 26,608 shares, respectively	(193,231)	(193,231)
Accumulated deficit	(775,094)	(681,607)
Total stockholders’ equity	76,550	151,689
Total liabilities and stockholders’ equity	$427,983	$543,678
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
Revenue
Hardware	$545,267	$694,512	$907,975
Subscription and services	106,275	106,961	97,484
Total revenue	651,542	801,473	1,005,459
Cost of revenue
Hardware	400,419	499,882	650,085
Subscription and services	31,957	30,296	31,801
Total cost of revenue	432,376	530,178	681,886
Gross profit	219,166	271,295	323,573
Operating expenses:
Research and development	126,796	185,897	165,688
Sales and marketing	100,756	160,635	169,578
General and administrative	56,355	59,796	63,770
Goodwill impairment	18,600	—	—
Total operating expenses	302,507	406,328	399,036
Operating loss	(83,341)	(135,033)	(75,463)
Other income (expense):
Interest expense	(8,452)	(3,329)	(4,699)
Other income, net	345	5,273	12,429
Total other income (expense), net	(8,107)	1,944	7,730
Loss before income taxes	(91,448)	(133,089)	(67,733)
Income tax expense (benefit)	2,039	299,222	(14,550)
Net loss	$(93,487)	$(432,311)	$(53,183)

Basic and diluted net loss per share	$(0.59)	$(2.82)	$(0.35)

Shares used to compute basic and diluted net loss per share	158,579	153,113	153,348
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2025	2024	2023
Operating activities:
Net loss	$(93,487)	$(432,311)	$(53,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,065	6,491	6,160
Non-cash operating lease cost	3,265	1,050	3,090
Stock-based compensation	19,542	29,132	41,479
Goodwill impairment	18,600	—	—
Deferred income taxes, net	280	296,771	(17,891)
Impairment of right-of-use assets	—	3,276	—
Gain on extinguishment of debt	—	—	(3,092)
Other	1,537	461	(2,600)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,297)	5,291	(14,478)
Inventory	42,285	(14,450)	20,865
Prepaid expenses and other assets	2,798	1,080	(7,649)
Accounts payable and other liabilities	(11,134)	(21,162)	(4,226)
Deferred revenue	(4,123)	(770)	(1,338)
Net cash used in operating activities	(20,669)	(125,141)	(32,863)

Investing activities:
Purchases of property and equipment, net	(3,362)	(4,039)	(1,520)
Purchases of marketable securities	—	—	(25,782)
Maturities of marketable securities	—	24,000	149,204
Acquisition, net of cash acquired	—	(12,308)	—
Net cash provided by (used in) investing activities	(3,362)	7,653	121,902

Financing activities:
Proceeds from issuance of common stock	2,706	2,150	3,876
Taxes paid related to net share settlement of equity awards	(1,916)	(3,079)	(8,008)
Repurchase of outstanding common stock	—	—	(40,000)
Repayment of 2025 convertible senior notes	(93,750)	—	(46,250)
Proceeds from borrowings	113,174	—	—
Repayments of borrowings	(48,044)	—	—
Payment of debt issuance costs	(2,282)	—	—
Net cash used in financing activities	(30,112)	(929)	(90,382)

Effect of exchange rate changes on cash and cash equivalents	1,006	(1,480)	316
Net change in cash and cash equivalents	(53,137)	(119,897)	(1,027)
Cash and cash equivalents at beginning of period	102,811	222,708	223,735
Cash and cash equivalents at end of period	$49,674	$102,811	$222,708

Supplementary cash flow disclosure:
Cash paid for interest	$4,310	$1,286	$1,976
Cash paid (refunded) for income taxes, net	$846	$1,093	$(537)

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$113	$1,047	$214
Receipt of equity from asset sale	$—	$999	$—
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Stockholders’ Equity

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2022	154,888	$960,903	$(153,231)	$(196,113)	$611,559
Common stock issued under employee benefit plans, net of shares withheld for tax	4,940	3,999	—	—	3,999
Taxes paid related to net share settlements	—	(8,008)	—	—	(8,008)
Stock-based compensation expense	—	41,479	—	—	41,479
Repurchase of outstanding common stock	(9,931)	—	(40,000)	—	(40,000)
Net loss	—	—	—	(53,183)	(53,183)
Balances at December 31, 2023	149,897	998,373	(193,231)	(249,296)	555,846
Common stock issued under employee benefit plans, net of shares withheld for tax	5,558	2,101	—	—	2,101
Taxes paid related to net share settlements	—	(3,079)	—	—	(3,079)
Stock-based compensation expense	—	29,132	—	—	29,132
Net loss	—	—	—	(432,311)	(432,311)
Balances at December 31, 2024	155,455	1,026,527	(193,231)	(681,607)	151,689
Common stock issued under employee benefit plans, net of shares withheld for tax	5,730	805	—	—	805
Taxes paid related to net share settlements	—	(1,916)	—	—	(1,916)
Stock-based compensation expense (Note 7)	—	17,459	—	—	17,459
Issuance of common stock	1,130	2,000	—	—	2,000
Net loss	—	—	—	(93,487)	(93,487)
Balances at December 31, 2025	162,315	$1,044,875	$(193,231)	$(775,094)	$76,550
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
Use of estimates. The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition and the allocation of the transaction price (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Liquidity. The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. In the year ended December 31, 2025, the Company’s performance continued to be impacted by consumer-related macroeconomic issues resulting in a softer global consumer market, an increasingly global competitive landscape, tariffs and the sales volume of the Company’s 360-camera MAX2, which had a delayed introduction in September 2025. During the year ended December 31, 2025 and 2024, total revenue was $651.5 million and $801.5 million, respectively, representing an 18.7% decline year-over-year. As a result, the Company incurred operating losses of $83.3 million and operating cash outflows of $20.7 million during the year ended December 31, 2025. As of December 31, 2025 and 2024, the Company had cash and cash equivalents of $49.7 million and $102.8 million, respectively, and an accumulated deficit of $775.1 million and $681.6 million, respectively. For the period ended December 31, 2025, the Company was not in compliance with the asset coverage ratio or minimum EBITDA covenant within the 2025 Credit Agreement, and the Company subsequently cured the non-compliance by entering into an amendment on February 27, 2026 that amended the covenant requirements, as discussed in Note 5 Financing arrangements.
The Company has considered and assessed its ability to continue as a going concern for at least 12 months from the issuance of these audited consolidated financial statements. The Company’s assessment included the preparation of a cash flow forecast using a 2026 operational plan which incorporates the $25.0 million of proceeds received in February 2026 pursuant to the Securities Purchase Agreement, as discussed in Note 14 Subsequent

GoPro, Inc.
Notes to Consolidated Financial Statements
events, and amendments to the 2021 Credit Agreement, that extended the maturity date, and 2025 Credit Agreement, which was amended to remove or reduce the current and future minimum liquidity, asset coverage ratio and EBITDA covenants, as discussed in Note 5 Financing arrangements. The 2026 operational plan is structured to: (i) realize board approved cost savings to further reduce operating expenses in the second half of 2026; (ii) increase revenue generated from new product launches beginning in the second quarter of 2026; and (iii) ensure effective production planning and inventory management. The Company considered additional actions within its control that it would implement, if necessary, to maintain liquidity and operations in the ordinary course of business. Additional actions considered include further reducing discretionary spending in all areas of the business, further headcount restructuring actions, and at the Company’s discretion, the issuance of an additional $5.0 million and $20.0 million in aggregate principal of Convertible Debentures as discussed in Note 14 Subsequent events.
The Company estimates such actions will be sufficient to allow it to maintain liquidity and operations in the ordinary course of business for at least 12 months from the issuance of these consolidated financial statements. While the Company estimates such actions will be sufficient to allow it to maintain liquidity and operations in the ordinary course for at least 12 months from the issuance of these consolidated financial statements, there can be no assurance the Company will generate sufficient future cash from operations. Factors that can impact the Company’s future cash generation include, but are not limited to, underperformance of the Company’s product launches, inability to successfully manage production planning, inventory and working capital, further inflation impacting consumer demand and cost of components, rising interest rates, tariffs, increased component costs, component shortages or limited availability, ongoing recessionary conditions and continued competition. If the Company is not successful in maintaining demand for its products, or if macroeconomic conditions further constrain consumer demand, the Company may continue to experience adverse impacts to revenue and profitability. In addition, the Company may need additional financing to execute on its current or future business strategy, and additional financing may not be available or on terms favorable to the Company.
Comprehensive income (loss). For all periods presented, comprehensive income (loss) approximated net income (loss). Therefore, the consolidated statements of comprehensive income (loss) have been omitted.
Prior period reclassifications. Reclassifications of certain prior period amounts in the consolidated financial statements have been made to conform to the current period presentation.
Cash equivalents. Cash equivalents consist of investments in money market funds with maturities of three months or less from the date of purchase.
Accounts receivable. Accounts receivable are stated at invoice value less estimated allowances for doubtful accounts. Allowances are recorded based on the Company’s assessment of various factors, such as: historical experience, credit quality of its customers, age of the accounts receivable balances, geographic related risks, economic conditions and other factors that may affect a customer’s ability to pay. The allowance for doubtful accounts as of December 31, 2025 and 2024 was immaterial.
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
Point of purchase (POP) displays. The Company provides retailers with POP displays, generally free of charge, in order to facilitate the marketing of the Company’s hardware and software products within retail stores. The POP displays contain a display that broadcasts video images taken by GoPro cameras along with product placement available for cameras and accessories. POP display costs are capitalized as long-term assets and charged to sales and marketing expense over the 36 month expected period of benefit. Cash outflows and amortization related to POP displays are classified as operating activities in the consolidated statements of cash flows.

GoPro, Inc.
Notes to Consolidated Financial Statements
Property and equipment, net. Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful life of the assets, ranging from 1 to 9 years. Leasehold improvements are amortized over the shorter of the lease term or their expected useful life. Property and equipment pending installation, configuration or qualification are classified as construction in progress. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
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
Warrants. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and the applicable authoritative literature under ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 and Derivatives and Hedging—Contracts in Entity’s Own Equity. The assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period. The Company concluded that the issued warrants do not meet the criteria to be equity-classified and are therefore accounted for as a liability. The warrant liability is presented at fair value on the consolidated balance sheets within other long-term liabilities and is marked-to-market at each reporting date, with any changes in fair value recorded on the consolidated statements of operations as other income and expense. The Company utilizes a Black-Scholes option pricing model, which includes Level 3 inputs, to remeasure liability-classified warrants each reporting period.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
In the first quarter of 2025, the Company’s market capitalization declined 38% from December 31, 2024, in part due to tariffs and geopolitical events, resulting in the Company’s market capitalization no longer exceeding the carrying value of its single reporting unit as of March 31, 2025. As a result, the Company performed a quantitative goodwill impairment analysis and estimated the fair value of its single reporting unit utilizing the income approach using a discounted future cash flow model and a market approach. The analysis required estimates which consist of significant judgment related to the estimation of future cash flow and discount rates. The analysis was dependent on internal forecasts and profitability measures as well as certain unobservable Level 3 inputs such as the estimation of long-term revenue growth rates, terminal growth rates, and determination of the discount rate. As a result of the quantitative impairment test, the Company concluded that the carrying value of its single reporting unit exceeded its fair value, resulting in the recognition of an $18.6 million goodwill impairment charge in the first quarter of 2025. There was no goodwill impairment charge recorded in 2024 or 2023.
The Company completed its annual impairment test of goodwill as of December 31, 2025 using a qualitative assessment and concluded that it was not more likely than not that the fair value of the Company’s single reporting unit was less than the carrying value. Additionally, as of December 31, 2025, the market capitalization exceeded the carrying value of the Company’s single reporting unit by 67%, which was not adjusted for an acquisition control premium, which would further increase the percentage the fair value exceeded the carrying value. Additionally, the Company has not identified other impairment triggering events. Using the market capitalization approach, the fair value of its single reporting unit is estimated based on the trading price of its stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business.
The estimated fair value of the Company’s single reporting unit is affected by the volatility in the Company’s stock price. For example, a 5% decrease in the Company’s December 31, 2025 stock price would result in its market capitalization exceeding the carrying value of its single reporting unit by 65%, which is not adjusted for an acquisition control premium. If the Company's market capitalization declines or future performance falls below the Company’s current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on the Company’s business, financial condition, and results of operations in the reporting period in which a charge would be necessary. The Company will continue to monitor developments, including updates to the Company’s forecasts and market capitalization. An update of the Company’s assessment and related estimates may be required in the future.
Long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. The Company recorded a $3.3 million right-of-use asset impairment in 2024 related to its headquarters campus as described further in Note 13 Restructuring charges. The Company used the following significant assumption to determine the impairment charge: discount rate based on the weighted-average cost of capital. The Company did not record any impairment charges in 2025 or 2023.
Warranty. The Company records a liability for estimated product warranty costs at the time hardware revenue is recognized. The Company’s standard warranty obligation to its end-users generally provides a 12-month warranty coverage on all of its products except in the European Union where the Company provides a 24-month warranty.

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
Convertible Senior Notes. In November 2020, the Company issued $143.8 million aggregate principal amount of 1.25% Convertible Senior Notes (2025 Notes). In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes, reducing the principal amount owed to $93.8 million. This partial extinguishment of the 2025 Notes resulted in a gain of $3.1 million recognized in the fourth quarter of 2023. The Company repaid the remaining $93.8 million in aggregate principal at maturity on November 15, 2025 with restricted cash on hand. See Note 5 Financing arrangements for additional details.
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
Revenue recognition. The Company derives substantially all of its revenue from the sale of cameras, mounts, accessories, subscription and service, and implied post contract support to customers. The transaction price recognized as revenue represents the consideration the Company expects to be entitled to and is primarily comprised of hardware revenue, net of returns and variable consideration, which includes sales incentives provided to customers.
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
The Company’s subscription and service revenue is recognized primarily from its Premium+, Premium, and Quik subscription offerings and is recognized ratably over the subscription term, with any payments received in advance of services rendered recorded as deferred revenue. The Company’s Premium+ subscription includes cloud storage up to 500 gigabytes (GB) of non-GoPro content, access to GoPro’s HyperSmooth Pro video stabilization software, and the features included in the Premium subscription. The Company’s Premium subscription offers a range of services, including unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 100 GB of non-GoPro content, highlight videos automatically delivered via the Company’s mobile app when GoPro camera footage is uploaded to a GoPro cloud account using Auto Upload, access to a high-quality live streaming service on GoPro.com as well as discounts on GoPro cameras, gear, mounts, and accessories. The Company also offers the Quik subscription that provides access to a suite of simple single-clip and multi-clip editing tools.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
considering market conditions and entity-specific factors. For example, the standalone selling price for PCS is determined based on a cost-plus approach, which incorporates the level of support provided to customers, estimated costs to provide such support, and the amount of time and costs that are allocated to efforts to develop the undelivered elements.
The Company’s standard terms and conditions for non-web-based sales do not allow for product returns other than under warranty. However, the Company grants limited rights of return, primarily to certain large retailers. The Company reduces revenue and cost of revenue for the estimated returns based on analyses of historical return trends by customer class and other factors. An estimated return liability along with a right to recover assets are recorded for future product returns. Return trends are influenced by product life cycles, new product introductions, market acceptance of products, product sell-through, the type of customer, seasonality, and other factors. Return rates may fluctuate over time but are sufficiently predictable to allow the Company to estimate expected future product returns.
The Company provides sales commissions to internal and external sales representatives which are earned in the period in which revenue is recognized. As a result, the Company expenses sales commissions as incurred.
Deferred revenue as of December 31, 2025 and 2024 includes amounts related to the Company’s subscriptions and PCS. The Company’s short-term and long-term deferred revenue balances totaled $54.2 million and $58.3 million as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025 and 2024, the Company recognized $55.4 million and $55.8 million of revenue that was included in the deferred revenue balance as of December 31, 2024 and 2023, respectively.
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
Advertising costs. Advertising costs consist of costs associated with print, television, and e-commerce media advertisements and are expensed as incurred. The Company incurs promotional expenses resulting from payments under event, resort, and athlete sponsorship contracts. These sponsorship arrangements are considered to be executory contracts and, as such, the costs are expensed as performance under the contract is received. The costs associated with the preparation of sponsorship activities, including the supply of GoPro hardware products, media team support, and activation fees are expensed as incurred. Prepayments made under sponsorship agreements are included in prepaid expenses or other long-term assets depending on the period to which the prepayment applies. Advertising costs were $11.6 million, $33.3 million, and $44.1 million in 2025, 2024, and 2023, respectively.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
Income taxes. The Company utilizes the asset and liability method for computing its income tax provision, under which, deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. The Company makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income in each tax jurisdiction and, to the extent the Company believes recovery is not likely, establishes a valuation allowance. As of December 31, 2025, the Company intends to continue to maintain a full valuation allowance on its United States federal and state deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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
Segment information. The Company operates as one operating segment as it only reports financial information on an aggregated and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker (CODM). The CODM assesses performance of the Company’s one operating segment and decides how to allocate resources based on net income (loss), which is also reported on the consolidated statements of operations as net income (loss). The CODM regularly compares net income (loss) against forecast and prior periods when deciding which areas of the business to allocate resources. The significant expense categories within net income (loss) that the CODM regularly reviews are cost of revenue and operating expenses, which consists of three main subcategories: research and development, sales and marketing, and general and administrative. All significant expense categories and subcategories are reported on the consolidated statements of operations. Other items included in net income (loss) but are excluded from the significant expense categories include interest expense, other income (expense), net, and income tax expense (benefit), all of which are also reported on the consolidated statements of operations. Interest income, which is included in other income (expense), net was $3.1 million, $4.7 million, and $9.9 million in 2025, 2024, and 2023, respectively.
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
The Company has adopted this standard retrospectively beginning with its 2025 Form 10-K financial statements and related disclosures.
Standards not yet adopted
Income Statement Reporting - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ASU No. 2024-03	This guidance is designed to improve financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, including amounts and qualitative descriptions of inventory purchases, employee compensation, depreciation and intangible asset amortization, among other requirements. This standard is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption is permitted. The standard should be applied prospectively; however, retrospective application is permitted.	The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures.
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
Goodwill is primarily attributable to expected synergies in the technologies that can be leveraged by the Company in future product offerings. The operating results of the acquired entity have been included in the Company’s consolidated financial statements from the date of acquisition. Actual and pro forma results of operations for this acquisition have not been presented because they did not have a material impact to the Company’s consolidated financial statements.

GoPro, Inc.
Notes to Consolidated Financial Statements
3. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	December 31, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents (1):
Money market funds	$40,120	$—	$—	$40,120	$42,436	$—	$—	$42,436
Total cash equivalents	$40,120	$—	$—	$40,120	$42,436	$—	$—	$42,436
Other long-term liabilities
Warrant liability	$—	$—	$6,255	$6,255	$—	$—	$—	$—
Total other long-term liabilities	$—	$—	$6,255	$6,255	$—	$—	$—	$—
(1)    Included in cash and cash equivalents in the accompanying consolidated balance sheets. Cash balances were $9.6 million and $60.4 million as of December 31, 2025 and 2024, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. As of December 31, 2025 and 2024, the amortized cost of the Company’s cash equivalents approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. The liability-classified warrants are classified as Level 3 and are valued based on a Black-Scholes option pricing model each reporting period.
The fair value of the warrants was estimated with the following assumptions:

December 31, 2025
Volatility	82%
Risk-free interest rate	3.5%
Dividend yield	—%
Expected term (years)	2.06
The expected term is assumed to be equivalent to the remaining contractual term. The Company estimates the expected volatility of its common stock based on the Company’s historical volatility. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the valuation date for a maturity similar to the remaining expected term. The Company does not plan to pay a dividend during the warrant term, and has not historically, thus the dividend rate will remain at zero.
Changes in the fair value of the Level 3 warranty liability during the year ended December 31, 2025 were as follows:

(in thousands)	Warrant Liability
Balance as of December 31, 2024	$—
Issuance of warrants	3,218
Change in fair value	3,037
Balance as of December 31, 2025	$6,255
In November 2020, the Company issued $143.8 million principal amount of 1.25% Convertible Senior Notes (2025 Notes), as discussed in Note 5 Financing arrangements. In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes, reducing the amount owed to $93.8 million. The Company repaid the remaining $93.8 million in aggregate principal at maturity on November 15, 2025 with restricted cash on hand. The calculated fair value of the 2025 Notes was zero and $82.5 million as of December 31, 2025 and 2024, respectively. The estimated fair value of the 2025 Notes was based on quoted

GoPro, Inc.
Notes to Consolidated Financial Statements
market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, intangible assets, and operating lease right-of-use assets, in connection with periodic evaluations for potential impairment. In the first quarter of 2025, the fair value of the Company’s single reporting unit was determined based on unobservable (Level 3) inputs, as discussed in Note 1 Summary of business and significant accounting policies. In 2024, the fair value of the Company’s operating lease right-of-use asset related to its headquarters campus was determined based on unobservable (Level 3) inputs, as discussed in Note 13 Restructuring charges.

4. Consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	December 31, 2025	December 31, 2024
Components	$2,554	$19,407
Finished goods	75,877	101,309
Total inventory	$78,431	$120,716
Property and equipment, net

(in thousands)	Useful life (in years)	December 31, 2025	December 31, 2024
Leasehold improvements	1–9	$24,014	$23,996
Production, engineering, and other equipment	4	37,265	38,018
Tooling	1–2	7,208	6,810
Computers and software	2	8,064	12,574
Furniture and office equipment	3	3,524	3,763
Tradeshow equipment and other	2–5	1,424	1,424
Construction in progress		132	156
Gross property and equipment		81,631	86,741
Less: Accumulated depreciation and amortization		(75,728)	(78,045)
Property and equipment, net		$5,903	$8,696
Depreciation expense was $5.2 million, $4.9 million, and $6.2 million in 2025, 2024, and 2023, respectively.
Other long-term assets

(in thousands)	December 31, 2025	December 31, 2024
Point of purchase (POP) displays	$9,986	$14,715
Deposits and other	9,977	7,550
Intangible assets, net	4,078	5,953
Long-term deferred tax assets	581	765
Other long-term assets	$24,622	$28,983

GoPro, Inc.
Notes to Consolidated Financial Statements
Amortization expense for POP displays was $7.0 million, $5.1 million, and $2.0 million in 2025, 2024, and 2023, respectively. Expenditures for POP displays were $2.3 million, $13.6 million, and $6.5 million in 2025, 2024, and 2023, respectively.
Intangible assets

	Useful life (in months)	December 31, 2025
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(54,503)	$4,063
Domain name		15	—	15
Total intangible assets		$58,581	$(54,503)	$4,078

	Useful life (in months)	December 31, 2024
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(52,628)	$5,938
Domain name		15	—	15
Total intangible assets		$58,581	$(52,628)	$5,953
Amortization expense was $1.9 million, $1.6 million, and zero for 2025, 2024, and 2023, respectively.
As of December 31, 2025, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2026	$1,875
2027	1,875
2028	313
2029	—
2030	—
$4,063

GoPro, Inc.
Notes to Consolidated Financial Statements
Goodwill
Changes to the carrying amount of goodwill during the year ended December 31, 2025 were as follows:

(in thousands)	Carrying Amount
Carrying amount as of December 31, 2024	$152,351
Goodwill impairment	(18,600)
Carrying amount as of December 31, 2025	$133,751
Accrued expenses and other current liabilities

(in thousands)	December 31, 2025	December 31, 2024
Accrued sales incentives	$38,259	$53,997
Accrued liabilities	30,274	26,060
Employee related liabilities	8,255	7,401
Warranty liabilities	4,315	5,930
Return liability	3,293	4,913
Inventory received	3,423	2,010
Customer deposits	1,216	2,694
Purchase order commitments	1,343	1,504
Other	5,478	6,260
Accrued expenses and other current liabilities	$95,856	$110,769
Product warranty

	Year ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$6,207	$8,759	$8,319
Charged to cost of revenue	9,791	10,822	19,724
Settlement of warranty claims	(11,405)	(13,374)	(19,284)
Warranty liability	$4,593	$6,207	$8,759
As of December 31, 2025 and 2024, $4.3 million and $5.9 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.3 million and $0.3 million, respectively, was recorded as a component of other long-term liabilities.

5. Financing arrangements
2021 Credit Facility
In January 2021, the Company entered into a Credit Agreement which provides for a revolving credit facility (2021 Credit Facility) under which the Company may borrow up to an aggregate amount of $35.0 million from the February 2026 amendment to the Borrowing Base Conversion Date, which is considered when the Company completes an appraisal and other collateral diligence measures in order to implement a borrowing base to tie usage of the 2021 Credit Facility to the Company’s collateral value, and up to $50.0 million thereafter. In March 2023, August 2025 and February 2026, the Company amended the 2021 Credit Agreement (collectively, the 2021 Credit Agreement). The February 2026 amendment extended the maturity of the 2021 Credit Agreement to June 2027, changed the interest rate borrowed funds accrued interest and changed the liquidity minimums, all of which are discussed below. Upon termination of the 2021 Credit Agreement in June 2027, any outstanding borrowings will become due and payable.

GoPro, Inc.
Notes to Consolidated Financial Statements
Prior to the Borrowing Base Conversion Date, the amount that may be borrowed under the 2021 Credit Agreement is $35.0 million, unless the Company’s Asset Coverage Ratio is less than 1.50, which would subject the amount that may be borrowed to a customary borrowing base calculation. The Asset Coverage Ratio is defined as the ratio of (i) the sum of (a) the Company’s cash and cash equivalents in the United States plus specified percentages of other qualified debt investments (Qualified Cash) plus (b) specified percentages of the net book values of the Company’s accounts receivable and certain inventory to (ii) $50.0 million. After the Borrowing Base Conversion Date, the amount that may be borrowed under the 2021 Credit Agreement is based on a customary borrowing base calculation.
Borrowed funds accrue interest, at the Company’s option, at a rate equal to either (i) a per annum rate equal to the base rate plus a margin of 2.50% or (ii) a per annum rate equal to the Secured Overnight Financing Rate plus a 10 basis point premium and a margin of 3.50%. The Company is required to pay a commitment fee on the unused portion of the 2021 Credit Facility of 0.25% per annum. Amounts owed under the 2021 Credit Agreement are guaranteed by certain of the Company’s United States subsidiaries and secured by a first-priority security interest in substantially all of the assets of the Company and certain of its subsidiaries (including intellectual property registrations and applications, which is subject to an intercreditor agreement).
The 2021 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. The negative covenants include restrictions on the occurrence of liens and indebtedness, certain investments, dividends, stock repurchases, and other matters, all subject to certain exceptions. In addition, the Company is required to maintain Liquidity (the sum of unused availability under the credit facility and the Company’s Qualified Cash) of at least (i) $25.0 million during the period from the date the Company entered into the 2021 Credit Agreement amendment in February 2026 through June 30, 2026, (ii) $30.0 million during the period from July 1, 2026 through July 31, 2026, (iii) $35.0 million during the period from August 1, 2026 through August 31, 2026, and (iv) $40.0 million from September 1, 2026 through the maturity date (of which at least $10.0 million shall be attributable to Qualified Cash during all periods), and maintain a minimum unused availability under the credit facility of at least $10.0 million after the Borrowing Base Conversion Date. The 2021 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments and change of control. Upon an event of default, the lender may, subject to customary cure rights, require the immediate payment of all amounts outstanding.
For the period ended December 31, 2025, the Company was in compliance with the liquidity and asset coverage ratio financial covenants contained in the 2021 Credit Agreement; however, the 2021 Credit Agreement also required the Company to be in compliance with the financial covenants within the 2025 Credit Agreement. The Company was not in compliance with the 2025 Credit Agreement asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 within the 2025 Credit Agreement for the period ended December 31, 2025 and subsequently cured the non-compliance by entering into an amendment on February 27, 2026 that amended these covenant requirements. There are outstanding letters of credit under the 2021 Credit Agreement which total $9.2 million for certain duty-related requirements which was not collateralized by any cash on hand. The Company had zero available to draw from its 2021 Credit Agreement as of December 31, 2025.
2025 Credit Agreement
On August 4, 2025, the Company entered into a Credit Agreement with Farallon Capital Management, L.L.C., as administrative agent and collateral agent (the Agent), and Mateo Financing, LLC (the Lender). On November 5, 2025 and February 27, 2026, the Company amended the Credit Agreement (collectively, the 2025 Credit Agreement). The 2025 Credit Agreement provides for a second lien credit facility up to $50.0 million (the 2025 Term Loan). The 2025 Credit Agreement will mature, and any outstanding borrowings become due and payable on January 22, 2028. The February 2026 amendment revised the (i) minimum liquidity for the remaining term of the 2025 Credit Agreement, (ii) removed the EBITDA minimums for the fiscal quarter ending December 31, 2025 and for the period of four consecutive fiscal quarters ending March 31, 2026, (iii) revised the EBITDA minimum for the remainder of the 2025 Credit Agreement, and (iv) revised the minimum asset coverage ratio for periods prior to March 31, 2026, all of which are disclosed below.

GoPro, Inc.
Notes to Consolidated Financial Statements
Borrowed funds accrue interest, at the Company’s option, at a rate equal to either (i) the applicable one or three-month secured overnight financing rate (SOFR), plus a 10 basis point premium for one-month SOFR or 15 basis point premium for three-month SOFR, plus 7.5%, or (ii) the Base Rate plus 6.50%. The base rate is defined as the greatest of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50% or (iii) a per annum rate equal to the SOFR plus 1.00%. During an event of default, the applicable interest rates are increased by 2.0% per annum. For Base Rate loans, the Company will pay interest on a quarterly basis and at the maturity date. For SOFR rate loans, the Company will pay interest at least quarterly, or more frequently, as defined in the 2025 Credit Agreement, and at the maturity date. The Company shall make quarterly principal payments on the 2025 Term Loan, with the remaining principal due on the maturity date. Under the 2025 Credit Agreement, the Company may be obligated to pay additional amounts which would allow for a minimum return, as defined by the 2025 Credit Agreement. The 2025 Term Loan is subject to mandatory prepayment in certain cases involving asset dispositions, debt issuances, certain receipts of cash proceeds from insurance and other extraordinary receipts, and change in control. The Company is required to apply 25% of excess cash flow to repay the 2025 Term Loan. Prepayments of the 2025 Term Loan, whether optional, mandatory, before, on or after January 22, 2028, or as a result of any acceleration of the 2025 Term Loan as a result of an event of default, require a prepayment premium in an amount set forth in the 2025 Credit Agreement. Amounts owed under the 2025 Credit Agreement are guaranteed by certain of the Company’s domestic subsidiaries, and are secured by a second lien security interest in substantially all of the assets of the Company and certain of the Company’s subsidiaries.
The 2025 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including financial covenants. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases and other matters, all subject to certain exceptions. The financial covenants require (a) the Company to maintain liquidity (defined as unrestricted cash, cash equivalents and availability under the 2021 Credit Agreement) of at least (i) $25.0 million during the fiscal quarters ending March 31, 2026 and June 30, 2026, (ii) $30.0 million during the fiscal month ending July 31, 2026, (iii) $35.0 million during the fiscal month ending August 31, 2026 and (iv) $40.0 million during any fiscal month thereafter; (b) the Company not to have EBITDA (as defined in the 2025 Credit Agreement) of (i) less than $5.0 million, subject to adjustment, for the fiscal quarter ending June 30, 2026, (ii) less than zero, subject to adjustment, for the fiscal quarter ending September 30, 2026, (iii) less than zero for the fiscal quarter ending December 31, 2026, (iv) less than $20.0 million for the period of four consecutive fiscal quarters ending March 31, 2027, (v) less than $30.0 million for the period of four consecutive fiscal quarters ending June 30, 2027, (vi) less than $35.0 million for the period of four consecutive fiscal quarters ending September 30, 2027, and (vii) less than $40.0 million for the period of four consecutive fiscal quarters ending December 31, 2027 and thereafter; and (c) the Company not to permit an asset coverage ratio (defined as the ratio of (x) the sum of unrestricted cash, cash equivalents, and certain accounts and inventory, divided by (y) the sum of accounts payable and total debt (as defined in the 2025 Credit Agreement) of less than (i) 1.05:1.00 on or prior to March 31, 2026 or (ii) 1.15:1.00 thereafter. The EBITDA thresholds for fiscal quarters ending June 30, 2026 and September 30, 2026 are subject to potential adjustments in the event of a reduction in tariff amounts in Malaysia or Thailand (or both) to a level that is 10% or lower, as described in further detail in the 2025 Credit Agreement. To the extent there are adjustments to the tariff rates of only one of the countries, the corresponding adjustments will be apportioned accordingly.
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
As of December 31, 2025, the outstanding principal under the 2025 Term Loan was $49.8 million, the unamortized debt issuance cost was $1.9 million, the unamortized debt discount was $3.6 million, and the net carrying amount of the liability was $44.3 million, which was recorded as long-term debt within the consolidated balance sheets. For the year ended December 31, 2025, the Company recorded $2.4 million of interest expense, $0.4 million for amortization of debt issuance costs, and $0.7 million for amortization of the debt discount. For the period ended

GoPro, Inc.
Notes to Consolidated Financial Statements
December 31, 2025, the Company was not in compliance with the asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 within the 2025 Credit Agreement for the period ended December 31, 2025, and the Company subsequently cured the non-compliance by entering into an amendment on February 27, 2026 that amended these covenant requirements.
On August 4, 2025, in connection with the 2025 Credit Agreement, and as subsequently amended on November 5, 2025, the Company issued an aggregate of 11,076,968 warrants to purchase shares of its common stock, which can be exercised at a price of $0.75. The warrants were initially valued at $3.2 million using a Black-Scholes option pricing model and are marked-to-market with any changes in fair value recorded through earnings. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on August 1, 2035. Exercise of the warrants will dilute the ownership interests of existing stockholders. Any warrants not exercised prior to such time will expire.
2025 Convertible Notes
In November 2020, the Company issued $143.8 million aggregate principal amount of 1.25% Convertible Senior Notes due 2025 (the 2025 Notes). In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes in exchange for $46.3 million cash through a single, privately negotiated transaction. The repurchase was accounted for as a debt extinguishment. The carrying value of the portion of the 2025 Notes repurchased was $49.4 million, and the Company recognized a gain on the debt extinguishment of $3.1 million, which was recorded in the fourth quarter of 2023 within other income (expense), net, on the Company’s consolidated statements of operations. The Company repaid the remaining $93.8 million in aggregate principal at maturity on November 15, 2025 with restricted cash on hand.
As of December 31, 2025 and 2024, the outstanding principal on the 2025 Notes was zero and $93.8 million, respectively, the unamortized debt issuance cost was zero and $0.6 million, respectively, and the net carrying amount of the liability was zero and $93.2 million, respectively, which was recorded as short-term debt within the consolidated balance sheets. For the year ended December 31, 2025, 2024, and 2023, the Company recorded interest expense of $1.0 million, $1.2 million, and $1.7 million, respectively, for contractual coupon interest, and $0.5 million, $0.6 million, and $0.9 million, respectively, for amortization of debt issuance costs. As of December 31, 2025 and 2024, the effective interest rate, which is calculated as the contractual interest rate adjusted for the debt issuance costs, was zero and 1.9%, respectively.
In connection with the offering of the 2025 Notes, the Company paid $10.2 million to enter into privately negotiated capped call transactions with certain financial institutions (Capped Calls). The Capped Calls had an initial strike price of $9.3285 per share, which corresponded to the initial conversion price of the 2025 Notes. The Capped Calls covered the number of Class A common stock initially underlying the 2025 Notes. The Capped Calls were generally expected to reduce potential dilution to the Company’s Class A common stock upon any conversion of the 2025 Notes and/or offset any cash payments the Company was required to make in excess of the principal amount of converted 2025 Notes, with such reduction and/or offset subject to a cap initially equal to $12.0925. The Capped Calls expired on November 15, 2025.

GoPro, Inc.
Notes to Consolidated Financial Statements
6. Stockholders’ equity
Common stock. The Company has two classes of authorized common stock: Class A common stock with 500 million shares authorized and Class B common stock with 150 million shares authorized. As of December 31, 2025, 136.1 million shares of Class A stock were issued and outstanding and 26.3 million shares of Class B stock were issued and outstanding. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting power and conversion rights. Each share of Class A common stock is entitled to one vote per share and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock is convertible at any time at the option of the stockholder into one share of Class A common stock and has no expiration date. The Class B common stock is also convertible into Class A common stock on the same basis upon any transfer, whether or not for value, except for “permitted transfers” as defined in the Company’s restated certificate of incorporation. Each share of Class B common stock will convert automatically into one share of Class A common stock upon the date when the outstanding shares of Class B common stock represent less than 10% of the aggregate number of shares of common stock then outstanding. As of December 31, 2025, the Class B stock continued to represent greater than 10% of the overall outstanding shares.
The Company had the following shares of common stock reserved for issuance upon the exercise of equity instruments as of December 31, 2025:

(in thousands)	December 31, 2025
Stock options outstanding	1,444
Restricted stock units outstanding	9,915
Performance stock units outstanding	2,103
Common stock available for future grants	18,465
Total common stock shares reserved for issuance	31,927
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
As of December 31, 2025, the remaining amount of share repurchases under the program was $60.4 million. The Company did not repurchase any shares during the year ended December 31, 2025 and 2024.

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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
Employee retirement plan. The Company has a defined contribution retirement plan covering the United States and other international full-time employees that provides for voluntary employee contributions from 1% to 100% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. In certain locations, the Company makes contributions to employee defined contribution plans, these contributions were $1.0 million, $1.2 million, and $0.9 million in 2025, 2024, and 2023, respectively.
Stock options
A summary of the Company’s stock option activity for the year ended December 31, 2025 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2024	2,327	$7.43	4.59	$—
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(883)	8.03
Outstanding at December 31, 2025	1,444	$7.06	3.24	$—

Vested and expected to vest at December 31, 2025	1,444	$7.06	3.24	$—
Exercisable at December 31, 2025	1,436	$7.05	3.22	$—
The weighted-average grant date fair value of all options granted was zero, zero, and $2.14 per share in 2025, 2024, and 2023, respectively. The total fair value of all options vested was $0.5 million, $0.8 million, and $1.4 million in 2025, 2024, and 2023, respectively. The aggregate intrinsic value of the stock options outstanding as of December 31, 2025 represents the value of the Company’s closing stock price on December 31, 2025 in excess of the exercise price multiplied by the number of options outstanding.

GoPro, Inc.
Notes to Consolidated Financial Statements
Restricted stock units
A summary of the Company’s RSU activity for the year ended December 31, 2025 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2024	11,243	$3.38
Granted	6,963	0.83
Vested	(6,171)	3.32
Forfeited	(2,120)	2.52
Non-vested shares at December 31, 2025	9,915	$1.81
The weighted-average grant date fair value of all RSUs granted was $0.83, $1.76, and $5.13 per share in 2025, 2024, and 2023, respectively. The total fair value of all RSUs vested was $20.5 million, $30.6 million, and $34.5 million in 2025, 2024, and 2023, respectively.
Performance stock units
A summary of the Company’s PSU activity for the year ended December 31, 2025 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2024	286	$6.06
Granted	2,208	0.63
Vested	(221)	6.14
Forfeited	(2,226)	0.67
Non-vested shares at December 31, 2025	47	$5.79
The weighted-average grant date fair value of all PSUs granted was $0.63, $1.70, and $5.79 per share in 2025, 2024, and 2023, respectively. The total fair value of all PSUs vested was $1.4 million, $3.5 million, and $3.7 million in 2025, 2024, and 2023, respectively.
Employee stock purchase plan. For 2025, 2024, and 2023, the Company issued 1.0 million, 1.4 million, and 0.9 million shares under its employee stock purchase plans, respectively, at weighted-average prices of $0.71, $1.56, and $4.10 per share, respectively.
Fair value disclosures. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. The Company recognizes compensation expense for PSUs when it is probable that the vesting conditions will be met. The fair value of stock options granted and purchases under the Company’s ESPP are estimated using a Black-Scholes option pricing model. The expected term of stock options granted was estimated based on the simplified method. The expected stock price volatility was estimated by taking the Company’s average historical volatility. The risk-free interest rate was based on the yields of U.S. Treasury securities with maturities similar to the expected term. The dividend yield was zero as the Company does not have any history of, nor plans to make, dividend payments.
The fair value of stock options granted was estimated as of the grant date using the following assumptions in 2023. The Company did not grant any options in 2025 or 2024.

GoPro, Inc.
Notes to Consolidated Financial Statements

Year ended December 31,
2023
Volatility	59%-60%
Expected term (years)	6.10
Risk-free interest rate	3.5%-4.5%
Dividend yield	—%
The fair value of stock purchase rights granted under the ESPP was estimated using the following assumptions:

	Year ended December 31,
	2025	2024	2023
Volatility	70%-96%	57%-59%	39%-42%
Expected term (years)	0.5	0.5	0.5
Risk-free interest rate	4.1%-4.3%	5.0%-5.3%	5.0%-5.6%
Dividend yield	—%	—%	—%
Stock-based compensation expense. The following table summarizes stock-based compensation expense included in the consolidated statements of operations:

	Year ended December 31,
(in thousands)	2025	2024	2023
Cost of revenue	$946	$1,343	$1,955
Research and development	10,393	14,411	19,062
Sales and marketing	3,533	5,804	8,736
General and administrative	4,670	7,574	11,726
Total stock-based compensation expense	$19,542	$29,132	$41,479
Total stock-based compensation expense includes accrued stock bonus expense of $2.1 million for the year ended December 31, 2025. Total stock-based compensation expense included no accrued stock bonus expense for the year ended December 31, 2024 or 2023.
There was no income tax benefit related to stock-based compensation expense for the year ended December 31, 2025 and 2024 due to a full valuation allowance on the Company’s United States net deferred tax assets. The income tax benefit related to stock-based compensation expense was $9.3 million for the year ended December 31, 2023. See Note 9 Income taxes for additional details.
As of December 31, 2025, total unearned stock-based compensation of $12.5 million related to stock options, RSUs, PSUs, SBAs and ESPP shares is expected to be recognized over a weighted-average period of 2.07 years.

GoPro, Inc.
Notes to Consolidated Financial Statements
8. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
Numerator:
Net loss	$(93,487)	$(432,311)	$(53,183)

Denominator:
Weighted-average common shares - basic and diluted for Class A and Class B common stock	158,579	153,113	153,348

Basic and diluted net loss per share	$(0.59)	$(2.82)	$(0.35)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
(in thousands)	2025	2024	2023
Stock-based awards	14,396	16,207	15,839
Shares related to convertible senior notes	8,783	10,050	14,808
Warrants	2,120	—	—
Total anti-dilutive securities	25,299	26,257	30,647
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share adjusts the basic net income per share and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of the Company’s ESPP awards, stock awards, and warrants using the treasury stock method. The Company calculated the potential dilutive effect of its 2025 Notes under the if-converted method. Under the if-converted method, diluted net income per share was determined by assuming all of the outstanding 2025 Notes were converted into shares of the Company’s Class A common stock at the beginning of the reporting period. In addition, in periods of net income, interest charges on the 2025 Notes, which includes both coupon interest and amortization of debt issuance costs, were added back to net income on an after-tax effected basis. The Company repaid the remaining $93.8 million in aggregate principal of the 2025 Notes at maturity on November 15, 2025 with restricted cash on hand, as described further in Note 5 Financing arrangements.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
9. Income taxes
Income (loss) before income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2025	2024	2023
United States	$(99,883)	$(142,195)	$(79,514)
Foreign	8,435	9,106	11,781
Loss before income taxes	$(91,448)	$(133,089)	$(67,733)
Income tax expense (benefit) consisted of the following:

	Year ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$1	$1	$3
State	72	(28)	162
Foreign	1,689	2,478	3,176
Total current	$1,762	$2,451	$3,341
Deferred
Federal	$87	$222,087	$(14,018)
State	—	74,886	(3,828)
Foreign	190	(202)	(45)
Total deferred	$277	$296,771	$(17,891)
Total income tax expense (benefit)
Federal	$88	$222,088	$(14,015)
State	72	74,858	(3,666)
Foreign	1,879	2,276	3,131
Total income tax expense (benefit)	$2,039	$299,222	$(14,550)

GoPro, Inc.
Notes to Consolidated Financial Statements
Income taxes paid (net of refunds) that equal or exceed 5% of total income taxes paid (net of refunds received) consisted of the following:

	Year ended December 31,
(in thousands)	2025	2024	2023
U.S. federal	$—	$—	$—
States
Arkansas	(91)	71	87
California	(47)	—	102
Illinois	(80)	—	156
Minnesota	—	—	28
Montana	—	(100)	125
New York	—	—	44
Pennsylvania	—	(88)	55
Texas	—	—	117
Other	66	(17)	97
	(152)	(134)	811
Foreign
Australia	191	—	160
China	—	234	65
Germany - Munich	—	—	(39)
Japan - federal	171	390	179
Japan - local	130	235	139
Netherlands	236	229	(2,171)
Philippines	—	—	44
Romania	75	—	95
United Kingdom	156	99	211
Other	39	40	(31)
	998	1,227	(1,348)
Total	$846	$1,093	$(537)

GoPro, Inc.
Notes to Consolidated Financial Statements
Income tax expense (benefit) at the effective tax rate consisted of the following:

	Year ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
(in thousands, except percentages)
Tax at U.S. federal statutory rate (21%)	$(19,204)	21.0%	$(27,949)	21.0%	$(14,224)	21.0%
State income taxes, net of federal benefit	(415)	0.5	74,864	(56.3)	(3,699)	5.5
Foreign tax effects
France
Non-taxable and nondeductible items	(873)	1.0	(631)	0.5	(881)	1.3
Other, net	363	(0.4)	(10)	—	156	(0.3)
Other foreign jurisdiction	(164)	0.2	184	(0.1)	260	(0.4)
Effects of cross-border tax laws
Federal taxation of foreign disregarded entities	1,361	(1.5)	1,546	(1.2)	2,123	(3.1)
Tax credits
Research tax credits	(1,317)	1.4	(3,569)	2.7	(3,736)	5.5
Changes in valuation allowance - federal	14,356	(15.7)	247,750	(186.1)	—	—
Non-taxable and nondeductible items
Tax effect on share-based compensation	3,722	(4.1)	5,132	(3.9)	3,125	(4.6)
Goodwill impairment	2,537	(2.8)	—	—	—	—
Other, net	75	(0.1)	508	(0.4)	656	(1.0)
Worldwide changes in unrecognized tax benefits	1,598	(1.7)	1,397	(1.0)	1,670	(2.4)
Income tax provision at effective tax rate	$2,039	(2.2)%	$299,222	(224.8)%	$(14,550)	21.5%
The negative effective tax rate of 2.2% for 2025 primarily resulted from a change in the valuation allowance on the United States federal and state net deferred tax assets, nondeductible equity tax expense from employee stock-based compensation, and tax expense from goodwill impairment, partially offset by a tax benefit on a pre-tax net loss and the federal and California research and development credits. The negative effective tax rate of 224.8% for 2024, primarily resulted from the establishment and the current year change in the valuation allowance on the United States federal and state net deferred tax assets, partially offset by a tax benefit on a pre-tax net loss, and the release of a portion of uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions.
The state income tax rate reconciliation amount is primarily attributable to state income taxes in Kentucky and Texas, which, in the aggregate, represent more than 50% of the total state income tax effect for the year.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

GoPro, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$190,968	$110,724
Tax credit carryforwards	104,319	101,895
Stock-based compensation	3,163	4,531
Allowance for returns	1,098	1,706
Intangible assets	2,536	1,873
Depreciation and amortization	1,455	1,177
Operating lease liabilities	4,532	6,784
Capitalized research and development costs	19,697	80,310
Accruals and reserves	19,361	21,944
Total deferred tax assets	347,129	330,944
Valuation allowance	(344,611)	(327,367)
Net deferred tax assets, net of valuation allowance	$2,518	$3,577

Deferred tax liabilities:
Operating lease right-of-use assets	$(2,635)	$(3,424)
Total deferred tax liabilities	(2,635)	(3,424)
Net deferred tax assets (liabilities)	$(117)	$153
Each quarter, the Company assesses the realizability of its existing deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize its deferred tax assets. In the assessment for the period ended December 31, 2025, the Company concluded that it remains more likely than not that the Company will not be able to realize its deferred tax assets. As of December 31, 2025, the total valuation allowance on United States federal and state net deferred tax assets was $344.6 million. The Company will continue to monitor its future financial results, expected projections and their potential impact on the Company’s assessment regarding the recoverability of its deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded. The Company’s foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that the Company’s foreign deferred tax assets will be realized and thus, a valuation allowance is not required on its foreign deferred tax assets.
As of December 31, 2025, the Company’s federal, California, and other state net operating loss carryforwards for income tax purposes were $752.5 million, $261.8 million, and $283.5 million, net of reserves, respectively. Also, the Company’s federal and California state tax credit carryforwards were $58.1 million and $58.4 million, net of reserves, respectively. If not utilized, federal net operating losses that arose before 2018 and California loss carryforwards will begin to expire from 2035 to 2045, while federal credit and other state loss carryforwards will begin to expire primarily from 2026 to 2045. Federal net operating losses that arose after 2017 and all California tax credits will be carried forward indefinitely.
Uncertain income tax positions. The Company had gross unrecognized tax benefits of $29.7 million, $27.0 million, and $25.8 million, as of December 31, 2025, 2024, and 2023, respectively. For fiscal year 2025, 2024, and 2023, total unrecognized income tax benefits were $15.2 million, $11.6 million, and $10.9 million, respectively, and if recognized, would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the beginning and ending amount of gross unrecognized income tax benefits are as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Balance at January 1	$27,019	$25,836	$23,414
Increase related to current year tax positions	5,815	4,665	4,948
Decrease related to prior year tax positions	(3,173)	(3,482)	(2,526)
Balance at December 31	$29,661	$27,019	$25,836
The Company’s policy is to account for interest and penalties related to income tax liabilities within the provision for income taxes. The balances of accrued interest and penalties recorded in the balance sheets and provision were not material for any period presented.
The Company files income tax returns in the United States and in foreign jurisdictions. As of December 31, 2025, the Company continues to assert indefinite reinvestment to the extent of any foreign withholding taxes on the undistributed earnings related to these foreign branches. Any foreign withholding tax on these earnings is deemed not to be material.

10. Related party transactions
On November 5, 2025, a trust affiliated with Nicholas Woodman, the Company’s Chief Executive Officer and Chairman of the Board of Directors, entered into an agreement (the Subscription Agreement) to purchase an aggregate of $2.0 million of the Company’s Class A common stock shares, par value $0.0001. Pursuant to the Subscription Agreement, the actual amount of Class A common stock shares to be issued were to be determined upon the calculation of the purchase price of the shares, which was calculated as the greater of the following variables: (a) the consolidated closing bid price (as determined pursuant to the rules of the Nasdaq Stock Market) immediately prior to entry into the Subscription Agreement or (b) the average closing price of the Class A common stock over the five (5) trading days prior to the date of issuance, as reported on the Nasdaq Global Select Market. On November 10, 2025, 1,129,944 shares of Class A common stock were issued at a price per share of $1.77, which price was based on the consolidated closing bid price, which was the greater of the two variables. The issuance of shares was included within common stock and additional paid-in capital on the consolidated balance sheets. The $2.0 million was paid to the Company in November 2025, and the Company had zero outstanding receivables from the Chief Executive Officer as of December 31, 2025.

11. Commitments, contingencies, and guarantees
Facility leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2033.

GoPro, Inc.
Notes to Consolidated Financial Statements
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost (1)	$9,003	$10,262	$11,045
Sublease income	(2,892)	(2,817)	(2,281)
Right-of-use asset impairment cost	—	3,276	—
Net lease cost	$6,111	$10,721	$8,764
(1)    Operating lease costs include immaterial variable lease costs and amounts related to restructuring charges, which are discussed in Note 13 Restructuring charges.

Supplemental cash flow information related to leases was as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,239	$13,737	$12,217
Right-of-use assets obtained in exchange for operating lease liabilities	2,272	4,801	3,943

Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years) - operating leases	2.76	3.10
Weighted-average discount rate - operating leases	6.4%	6.3%

As of December 31, 2025, maturities of operating lease liabilities were as follows:

(in thousands)	December 31, 2025
2026	$13,381
2027	2,995
2028	1,301
2029	884
2030	761
Thereafter	2,157
Total lease payments	21,479
Less: Imputed interest	(2,081)
Present value of lease liabilities	$19,398
Other commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements, which may contain minimum returns; and various other contractual commitments.

GoPro, Inc.
Notes to Consolidated Financial Statements
As of December 31, 2025, future commitments were as follows:

(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
Other contractual commitments (1)	$86,573	$61,704	$22,510	$2,359	$—	$—	$—
Long-term debt (2)	66,422	9,550	11,939	44,933	—	—	—
Total contractual cash obligations	$152,995	$71,254	$34,449	$47,292	$—	$—	$—
(1)    Includes a $55.7 million contractual commitment related to cloud infrastructure and storage, of which, $39.5 million is due within the next 12 months.
(2)    The Company's 2025 Term Loan is due in January 2028. The balances include accrued and unpaid interest as of December 31, 2025. Refer to Note 5 Financing arrangements.
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
On March 29, 2024, the Company filed a complaint with the U.S. International Trade Commission (ITC) and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc., and Arashi Vision (U.S.) LLC, both d/b/a Insta360 (Insta360). The complaint and lawsuit each allege infringement of certain GoPro patents related to the Company’s cameras and digital imaging technology. On February 27, 2026, the Commission found that Insta360 had infringed GoPro’s valid design patent and issued a limited exclusion order and cease and desist order prohibiting Insta360 from continued importation or sale after importation of its infringing Ace, Ace Pro, and Ace Pro 2 action cameras. The Commission also found that some claims of certain utility patents were shown not to be infringed and some claims of certain patents were shown to be invalid. GoPro is considering whether to appeal certain of these rulings. Separately, Insta360 filed inter partes review (IPR) petitions seeking to challenge the validity of several GoPro patents at the Patent Office’s Patent Trial and Appeal Board (PTAB). The PTAB largely found that Insta360 had failed to establish unpatentability of most of GoPro’s patent claims. The PTAB found only partial unpatentability on two patents, and GoPro has taken steps to challenge these rulings. Insta360 has also filed three patent infringement actions against the Company in China (Jiangsu High Court, Changsha Intermediate Court IP Tribunal, and Shenzhen Intermediate People’s Court), each of which the Company believes lacks merit and intends to defend against. GoPro’s district court litigation, including its claims for damages on the same patents asserted in the ITC, remains stayed pending any appeals from the ITC ruling. The ITC ruling is not binding on the federal district court.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the normal course of business, the Company enters into agreements that contain a variety of representations and warranties, and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of December 31, 2025, the Company has not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

12. Concentrations of risk and geographic information
Concentration of risk. Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, accounts receivable, and derivative instruments. The Company places cash and cash equivalents with high-credit-quality financial institutions; however, the Company maintains cash balances in excess of the FDIC insurance limits. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within the Company’s expectations. The Company believes its counterparty credit risk related to its derivative instruments is mitigated by transacting with major financial institutions with high credit ratings.
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	December 31, 2025	December 31, 2024
Customer A	14%	26%
Customer B	10%	*
Customer C	10%	*
* Less than 10% of net accounts receivable for the periods indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Year ended December 31,
(in thousands)	2025	2024	2023
Accounts receivable sold	$68,456	$88,357	$103,990
Factoring fees	1,266	1,287	1,555
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Year ended December 31,
	2025	2024	2023
Customer A	12%	*	*
Customer B	10%	*	*
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
Geographic information
Revenue by geographic region, based on ship-to locations, was as follows:

	Year ended December 31,			2025 vs 2024	2024 vs 2023
(in thousands)	2025	2024	2023	% Change	% Change
Americas	$383,481	$378,934	$469,675	1%	(19)%
Europe, Middle East and Africa (EMEA)	190,809	258,976	290,814	(26)	(11)
Asia and Pacific (APAC)	77,252	163,563	244,970	(53)	(33)
Total revenue	$651,542	$801,473	$1,005,459	(19)%	(20)%
Revenue from the United States, which is included in the Americas geographic region, was $310.2 million, $291.3 million, and $388.0 million for 2025, 2024, and 2023, respectively. No other individual country exceeded 10% of total revenue for any period presented.
As of December 31, 2025 and 2024, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $3.1 million and $3.5 million, respectively.

13. Restructuring charges
Restructuring charges for each period were as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Cost of revenue	$12	$755	$(90)
Research and development	1,430	16,585	687
Sales and marketing	542	5,310	130
General and administrative	2,060	1,762	11
Total restructuring charges	$4,044	$24,412	$738
Third quarter 2024 restructuring
In August 2024, the Company approved a restructuring plan (the Original Restructuring Plan) and in October 2024, the Company approved an amended restructuring plan (the Updated Restructuring Plan). In connection with the Original Restructuring Plan and Updated Restructuring Plan, the Company reduced its global workforce by 25% compared to its headcount ending Q2 2024, and recorded restructuring charges of $18.7 million including $12.7 million related to severance and $6.0 million of project cancellation costs. As of December 31, 2025, the Company expects to pay the remaining restructuring liability related to the Updated Restructuring Plan in cash.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2024	$2,535	$6,038	$8,573
Cash paid	(2,216)	(2,038)	(4,254)
Non-cash reductions	(319)	—	(319)
Restructuring liability as of December 31, 2025	$—	$4,000	$4,000
First quarter 2024 restructuring

GoPro, Inc.
Notes to Consolidated Financial Statements
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

14. Subsequent events
On February 27, 2026, the Company amended the 2021 Credit Agreement and 2025 Credit Agreement, as referenced in Note 5 Financing arrangements.
On February 27, 2026, the Company entered into a securities purchase agreement (Securities Purchase Agreement) with YA II PN, Ltd. (YA II PN), a fund of Yorkville Advisors Global, LP in connection with the issuance and sale by the Company of convertible debentures (the Convertible Debentures) issuable in an aggregate principal amount of up to $50.0 million, which Convertible Debentures will be convertible into shares of the Company’s Class A common stock, par value $0.0001 per share (the Common Stock) (as converted, the Conversion Shares). Conversion of the Convertible Debentures will dilute the ownership interests of existing stockholders. Pursuant to the Securities Purchase Agreement, YA II PN purchased $25.0 million in aggregate principal amount of Convertible Debentures on the signing of the Securities Purchase Agreement. At the Company’s discretion, YA II PN may purchase and the Company may issue an additional $5.0 million on the day prior to the filing of a registration statement with the SEC. At the Company’s discretion, YA II PN may purchase and the Company may issue an additional $20.0 million in aggregate principal amount of Convertible Debentures on or about the second business day following the satisfaction of certain closing conditions.
The Convertible Debentures accrue interest at 0% per annum, unless (i) certain interest rate adjustment events occur, upon which the Convertible Debentures will bear interest at an annual rate of 5.00% until such interest rate adjustment event is no longer continuing, or (ii) the Company has issued Conversion Shares that reaches a capped level within the first six months or an event of default occurs and remains uncured, upon which the Convertible Debentures will bear interest at an annual rate of 18.00%. The Convertible Debentures will mature in August 2027, unless previously redeemed. The Convertible Debentures may be redeemed prior to maturity so long as the Company’s stock price is above $1.1453, with a redemption premium of 7% of the principal amount being paid. The Convertible Debentures will be issued at an original issue discount of 3.00%.
The Convertible Debentures are convertible at the option of the holder into Common Stock equal to the applicable Conversion Amount divided by the Conversion Price. The conversion price for the Convertible Debentures will be the lower of (i) $1.1453, or (ii) 98% of the lowest daily volume weighted average price of the Common Stock during the five consecutive trading days immediately preceding the date of conversion or other date of determination, but which shall not be lower than $0.1736, (the Conversion Price). Any portion of the Convertible Debentures may be converted at any time and from time to time, subject to the Exchange Cap. The Conversion Amount with respect to any requested conversion will equal the principal amount requested to be converted plus all accrued and unpaid interest on the Convertible Debentures as of such conversion, with fractional shares rounded up (the Conversion Amount). In addition, no conversion will be permitted to the extent that, after giving effect to such conversion, the holder together with the certain related parties would beneficially own in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such conversion, subject to certain adjustments.
The Company shall not issue any Common Stock upon conversion of the Convertible Debentures held by YA II PN if the issuance of such Common Stock underlying the Convertible Debentures would exceed the aggregate

GoPro, Inc.
Notes to Consolidated Financial Statements
number of Common Stock that the Company may issue upon conversion of the Convertible Debentures in compliance with the Company’s obligations under the rules or regulations of Nasdaq Stock Market (the Exchange Cap). The Exchange Cap will not apply under certain circumstances, including if the Company obtains the approval of its stockholders as required by the applicable rules of the Nasdaq Stock Market for issuances of Common Stock in excess of such amount, or if the Company obtains a written opinion from outside counsel to the Company that such stockholder approval is not required. In addition, for the first six months following the date of the Securities Purchase Agreement the Company shall not issue any Conversion Shares to the extent that the aggregate number of Conversion Shares that the Company has issued would exceed 47,650,000 Common Shares.

GoPro, Inc.
Notes to Consolidated Financial Statements
Schedule II
GoPro, Inc.
VALUATION AND QUALIFYING ACCOUNTS
For the year ended December 31, 2025, 2024 and 2023

(in thousands)	Balance at Beginning of Year	Charges (Benefits) to Expense	Charges to Other Accounts - Equity	Deductions/Write-offs	Balance at End of Year
Valuation allowance for deferred tax assets:
Year ended December 31, 2025	$327,367	$17,244	$—	$—	$344,611
Year ended December 31, 2024	—	327,367	—	—	327,367
Year ended December 31, 2023	—	—	—	—	—

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Trading Plans of Directors and Executive Officers
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fourth quarter ended December 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities authorized for issuance under equity compensation plans. The information required by this item will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2026 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

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
3.    Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Restated Certificate of Incorporation of the Registrant, with Certificate of Change of Registered Agent and/or Registered Office	10-K	001-36514	3.01	February 15, 2019
3.02	Amended and Restated Bylaws of the Registrant.	S-1	333-200038	3.02	November 10, 2014
4.01	Form of Registrant’s Class A common stock certificate.	S-1	333-196083	4.01	May 19, 2014
4.08	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-36514	4.08	February 14, 2020
4.09	Form of Common Stock Purchase Warrant dated August 4, 2025, by and among GoPro and Mateo Financing, LLC.	8-K	001-36514	4.01	August 4, 2025
4.10	Form of Convertible Debenture.	8-K	001-36514	4.01	March 5, 2026
10.01*	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-196083	10.01	May 19, 2014
10.02*	Form of Change in Control Severance Agreement.	S-1	333-196083	10.09	May 19, 2014
10.03*	2010 Equity Incentive Plan, as amended, and form of stock option agreement and restricted stock unit agreement.	S-1	333-196083	10.02	May 19, 2014
10.04*	2014 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-36514	10.03	July 29, 2016
10.05*	2014 Employee Stock Purchase Plan and forms thereunder.	S-1/A	333-196083	10.04	June 11, 2014
10.06*	Executive Severance Policy.	10-K	001-36514	10.06	February 15, 2019
10.07*	Employment Letter to Nicholas Woodman from the Registrant, dated June 2, 2014.	S-1/A	333-196083	10.16	June 11, 2014
10.08*	Waiver Agreement dated January 1, 2018, by and between Nicholas Woodman and the Registrant.	10-K	001-36514	10.17	February 16, 2018
10.09*	Offer Letter to Brian McGee from the Registrant, dated September 3, 2015.	10-K	001-36514	10.12	February 16, 2017
10.10*	Offer Letter to Dean Jahnke from the Registrant, dated March 5, 2014.	10-K	001-36514	10.12	February 10, 2023
10.11	Office Lease Agreement, dated as of November 1, 2011, by and between Locon San Mateo, LLC and the Registrant, as amended, and other leases for the Registrant’s headquarters.	S-1	333-196083	10.12	May 19, 2014
10.12	Eighth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated February 24, 2016.	10-K	001-36514	10.15	February 16, 2017
10.13	Ninth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated August 3, 2016.	10-K	001-36514	10.16	February 16, 2017
10.14	First Amendment, dated August 12, 2016, to Office Lease Agreement dated November 1, 2011, between the Company and RAR2-Clearview Business Park Owner, LLC.	10-Q	001-36514	10.02	August 4, 2017

10.15	Tenth amendment to Office Lease Agreement by and between HG Clearview Owner LLC and the Registrant, dated April 30, 2019	10-Q	001-36514	10.01	May 10, 2019
10.16	Credit Agreement by and among Registrant, the Lenders party thereto and Wells Fargo Bank, National Association, N.A. dated January 22, 2021.	10-K	001-36514	10.22	February 12, 2021
10.17	Indenture, dated as of November 24, 2020, between the Company and Wells Fargo Bank, National Association (including the form of 1.25% convertible senior notes due 2025)	8-K	001-36514	4.1	November 24, 2020
10.18	Sub-Lease Agreement, dated as of October 14, 2021, by and between Skydio and the Registrant, for the Registrant’s headquarters’ buildings E and F.	10-K	001-36514	10.25	February 11, 2022
10.19	Office lease agreement between Carlsbad1-Commerce, LLC and the Registrant dated April 17, 2023.	10-Q	001-36514	10.03	August 3, 2023
10.20*	GoPro, Inc. 2024 Equity Incentive Plan and related form agreements.	8-K	001-36514	10.01	June 9, 2023
10.21*	GoPro, Inc. 2024 Employee Stock Purchase Plan and related form agreements.	8-K	001-36514	10.02	June 9, 2023
10.22	Amendment No. 1 dated March 10, 2023, to Credit Agreement by and among Wells Fargo Bank, N.A., Registrant, and the Lenders party thereto dated January 22, 2021.	10-Q	001-36514	10.01	August 3, 2023
10.23	Credit Agreement dated August 4, 2025, by and among GoPro and Farallon Capital Management, L.L.C., on behalf of the lenders thereunder.	8-K	001-36514	10.01	August 4, 2025
10.24	Amendment No. 2 to Credit Agreement dated August 4, 2025, by and among GoPro and Wells Fargo Bank, National Association, on behalf of the lenders thereunder.	8-K	001-36514	10.02	August 4, 2025
10.25	Warrant Agreement dated August 4, 2025, by and among GoPro and Mateo Financing, LLC.	8-K	001-36514	10.03	August 4, 2025
10.26	Amendment No. 1 to Credit Agreement dated November 5, 2025, by and among GoPro and Farallon Capital Management, L.L.C., on behalf of the lenders thereunder.	8-K	001-36514	10.02	November 5, 2025
10.27	Subscription Agreement dated November 5, 2025, by and between The Woodman Family Trust under Trust Agreement dated March 11, 2011 and GoPro, Inc.	8-K	001-36514	10.03	November 5, 2025
10.28	2025 Warrant Amendment dated November 5, 2025, by and among GoPro and Mateo Financing, LLC.	8-K	001-36514	10.05	November 5, 2025
10.29	Securities Purchase Agreement, by and between GoPro, Inc. and YA II PN, Ltd, dated February 27, 2026.	8-K	001-36514	10.01	March 5, 2026
10.30	Form of Registration Rights Agreement.	8-K	001-36514	10.02	March 5, 2026
10.31	Amendment No. 2 to Credit Agreement dated February 27, 2026, by and among GoPro, Inc. and Farallon Capital, L.L.C., on behalf of the lenders thereunder.	8-K	001-36514	10.03	March 5, 2026
10.32	Amendment No. 3 to Credit Agreement dated February 27, 2026, by and among GoPro, Inc. and Wells Fargo Bank, National Association, on behalf of the lenders thereunder.	8-K	001-36514	10.04	March 5, 2026
19.1	Insider Trading Policy.					X
21.01	List of Subsidiaries.					X
23.01	Consent of Independent Registered Public Accounting Firm.					X
24.01	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
97	Compensation Recovery Policy.	10-K	001-36514	97	February 9, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL For the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X
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

GoPro, Inc.
(Registrant)

Dated:	March 12, 2026	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	March 12, 2026	By: /s/ Brian McGee
Brian McGee Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Dated:	March 12, 2026	By: /s/ Charles Lafrades
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

	Name	Title	Date

By:	/s/ Nicholas Woodman	Chief Executive Officer and Chairman	March 12, 2026
	Nicholas Woodman	(Principal Executive Officer)

By:	/s/ Brian McGee	Chief Financial Officer and Chief Operating Officer	March 12, 2026
	Brian McGee	(Principal Financial and Accounting Officer)

By:	/s/ Tyrone Ahmad-Taylor	Director	March 12, 2026
Tyrone Ahmad-Taylor

By:	/s/ Emily S. Culp Hogue	Director	March 12, 2026
Emily S. Culp Hogue

By:	/s/ Michael C. Dennison	Director	March 12, 2026
Michael C. Dennison

By:	/s/ Shaz Kahng	Director	March 12, 2026
Shaz Kahng

By:	/s/ Miguel A. Lopez Ben	Director	March 12, 2026
Miguel A. Lopez Ben

By:	/s/ Susan Lyne	Director	March 12, 2026
Susan Lyne