Form 10-Q
period 2026-03-31
GoPro, Inc.
filed 2026-05-11
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Large accelerated filer	☐	Accelerated filer	☑
		Smaller reporting company	☑
Non-accelerated filer	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2026, 144,724,434 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the three months ended March 31, 2026. Forward-looking statements include, but are not limited to, statements regarding our ability to achieve or sustain revenue growth or profitability; substantial doubt about our ability to continue as a going concern; our plans to improve product offerings, including expansion into defense and aerospace markets; projections of results of operations, research and development plans, and marketing plans; plans to manage our operating expenses effectively; dilution of our common stock; our ability to maintain compliance with Nasdaq listing requirements; plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; our ability to achieve profitability if there are delays in our product launches, increases in component costs, or shortages of key components, including due to our ability to retain or identify alternative suppliers in a timely fashion; the impact of negative macroeconomic factors including fluctuating interest rates, inflation, currency exchange rates, market volatility, and economic downturn or uncertainty that may adversely affect consumer discretionary spending; changes to trade agreements, trade policies, increased tariffs, and import/export regulations; the ability to grow camera sales to drive meaningful volume, revenue, and subscriber base; our ability to acquire and retain subscribers, and the risk that subscriber count may continue to decline; our reliance on third-party suppliers, including sole-source suppliers and contract manufacturers, including unprecedented increases and volatility in memory component costs; the effects of global conflicts and geopolitical issues such as the conflicts in the Middle East, Ukraine, or China-Taiwan relations on our business; the impact of competition on our market share, revenue, and profitability; our substantial indebtedness, including under our Credit Facilities and Convertible Debentures, and our ability to comply with financial covenants and the risk of cross-default; the risk that our evaluation of strategic alternatives may not result in a transaction or other outcome that enhances stockholder value; our ability to attract, engage, and retain qualified personnel; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the threat of a security breach or other disruption including cyber-attacks; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q as a result of new information, future events or developments, or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$40,723	$49,674
Accounts receivable, net	61,858	93,513
Inventory	72,205	78,431
Prepaid expenses and other current assets	32,508	30,951
Total current assets	207,294	252,569
Property and equipment, net	7,772	5,903
Operating lease right-of-use assets	10,580	11,138
Goodwill	133,751	133,751
Other long-term assets	21,958	24,622
Total assets	$381,355	$427,983

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,366	$97,012
Accrued expenses and other current liabilities	130,146	95,856
Short-term operating lease liabilities	10,319	12,069
Deferred revenue	53,077	52,636
Short-term debt	71,954	19,598
Total current liabilities	356,862	277,171
Long-term taxes payable	14,146	13,544
Long-term debt	—	44,322
Long-term operating lease liabilities	6,397	7,329
Other long-term liabilities	5,819	9,067
Total liabilities	383,224	351,433

Commitments, contingencies and guarantees (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 137,904 and 136,056 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	1,047,276	1,044,875
Treasury stock, at cost, 26,608 and 26,608 shares, respectively	(193,231)	(193,231)
Accumulated deficit	(855,914)	(775,094)
Total stockholders’ equity	(1,869)	76,550
Total liabilities and stockholders’ equity	$381,355	$427,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
Revenue
Hardware	$72,150	$107,419
Subscription and services	26,915	26,889
Total revenue	99,065	134,308
Cost of revenue
Hardware	85,689	83,596
Subscription and services	9,070	7,563
Total cost of revenue	94,759	91,159
Gross profit	4,306	43,149
Operating expenses:
Research and development	28,435	29,557
Sales and marketing	23,218	23,258
General and administrative	9,898	16,942
Goodwill impairment	—	18,600
Total operating expenses	61,551	88,357
Operating loss	(57,245)	(45,208)
Other income (expense):
Interest expense	(4,118)	(797)
Other income (expense), net	(17,612)	948
Total other income (expense), net	(21,730)	151
Loss before income taxes	(78,975)	(45,057)
Income tax expense	1,845	1,652
Net loss	$(80,820)	$(46,709)

Basic and diluted net loss per share	$(0.50)	$(0.30)

Shares used to compute basic and diluted net loss per share	163,208	156,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
Operating activities:
Net loss	$(80,820)	$(46,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,794	1,718
Non-cash operating lease cost	1,360	(215)
Stock-based compensation	2,998	5,370
Goodwill impairment	—	18,600
Deferred income taxes, net	573	103
Loss on extinguishment of debt	8,870	—
Derivative expense	7,552	—
Changes in fair value of derivative liability	5,652	—
Other	2,124	106
Changes in operating assets and liabilities:
Accounts receivable, net	31,515	9,309
Inventory	6,226	24,434
Prepaid expenses and other current assets	(236)	(5,068)
Accounts payable and other liabilities	(24,294)	(63,050)
Deferred revenue	68	(1,784)
Net cash used in operating activities	(36,618)	(57,186)

Investing activities:
Purchases of property and equipment, net	(1,043)	(1,305)
Net cash used in investing activities	(1,043)	(1,305)

Financing activities:
Proceeds from issuance of common stock	303	374
Taxes paid related to net share settlement of equity awards	(429)	(503)
Proceeds from borrowings	30,250	25,000
Repayments of borrowings	(375)	—
Payment of debt issuance costs	(941)	—
Net cash provided by financing activities	28,808	24,871

Effect of exchange rate changes on cash and cash equivalents	(98)	443
Net change in cash and cash equivalents	(8,951)	(33,177)
Cash and cash equivalents at beginning of period	49,674	102,811
Cash and cash equivalents at end of period	$40,723	$69,634

	Three months ended March 31,
(in thousands)	2026	2025
Non-cash investing and financing activities:
Non-cash consideration related to debt extinguishment	$8,731	$—
Debt extinguished in non-cash refinancing	$44,745	$—
Debt issued in non-cash refinancing	$44,884	$—
Debt discount related to derivative liability	$23,309	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2024	155,455	$1,026,527	$(193,231)	$(681,607)	$151,689
Common stock issued under employee benefit plans, net of shares withheld for tax	2,095	360	—	—	360
Taxes paid related to net share settlements	—	(503)	—	—	(503)
Stock-based compensation expense	—	5,143	—	—	5,143
Net loss	—	—	—	(46,709)	(46,709)
Balances at March 31, 2025	157,550	$1,031,527	$(193,231)	$(728,316)	$109,980

Balances at December 31, 2025	162,315	$1,044,875	$(193,231)	$(775,094)	$76,550
Common stock issued under employee benefit plans, net of shares withheld for tax	1,848	303	—	—	303
Taxes paid related to net share settlements	—	(429)	—	—	(429)
Stock-based compensation expense (Note 6)	—	2,527	—	—	2,527
Net loss	—	—	—	(80,820)	(80,820)
Balances at March 31, 2026	164,163	$1,047,276	$(193,231)	$(855,914)	$(1,869)
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
The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected in future periods. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.
Principles of consolidation. These condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition and the allocation of the transaction price (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), the valuation of derivative liabilities, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Liquidity and Going Concern. The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the normal course of business. U.S. GAAP requires an evaluation of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. This evaluation initially does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt exists, management evaluates the mitigating effect of its plans to the extent it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
During the three months ended March 31, 2026, the Company’s performance continued to be adversely impacted by an increasingly global competitive landscape, consumer-related macroeconomic issues resulting in a softer global consumer market, rising memory costs and supply constraints. During the three months ended March 31, 2026 and 2025, total revenue was $99.1 million and $134.3 million, respectively, representing a 26.2% decline year-over-year. As a result, the Company incurred operating losses of $57.2 million and operating cash outflows of $36.6 million during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $40.7 million and $49.7 million, respectively, an aggregate principal debt balance outstanding of $99.9 million and $69.3 million, respectively, and an accumulated deficit of $855.9 million and $775.1 million, respectively. Additionally, as of March 31, 2026, the Company was not in compliance with the financial covenants under its 2025 Credit Agreement due to the impact of the timing of redemption of sales incentives, revenue mix, and timing of working capital changes which impact the covenant calculation. The Company subsequently received a waiver from the lender of the 2025 Credit Agreement on May 8, 2026. Future non-compliance with financial covenants may limit the Company’s access to existing credit facilities or result in an acceleration of debt obligations, which would further adversely impact liquidity.
As of March 31, 2026, and through the issuance date of these financial statements, the Company’s forecast has been significantly impacted by events which were not known or reasonably knowable as of the issuance date of the annual financial statements including: (1) unprecedented increases and volatility in memory costs, including unexpected price increases ranging from 80% to 115% in the last week of March 2026; (2) communication from the Company’s memory suppliers in April 2026 regarding planned reductions in the production of the memory used in its products causing a reduction in forecasted sales volumes of certain products which also impacted the Company’s expected utilization of materials subject to a non-cancelable non-refundable purchase commitment of $24.5 million; and (3) indications in April and May 2026 of further softness in the sales channel. As a result, the Company expects to continue to incur operating losses and negative operating cash flows, further reducing liquidity and increasing reliance on external sources of capital. Additionally, the Company has not met certain covenants in the last two quarters which were subsequently cured or waived and does not expect to be able to meet the future minimum financial covenants in its 2021 Credit Agreement and 2025 Credit Agreement, including, but not limited to minimum liquidity, minimum EBITDA and a minimum asset coverage ratio, as further discussed in Note 4. Financing arrangements. As a result, the Company classified as current, all obligations under the 2021 Credit Agreement, 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. Based on current projections, the Company does not expect to have sufficient liquidity to meet its obligations as they become due within one year after the issuance of these condensed consolidated financial statements. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.
In response to these conditions, the Company has received approval from its Board of Directors to engage outside advisors to evaluate strategic alternatives including a potential sale or merger of the business and have engaged outside advisors to explore opportunities within the defense and aerospace sector to leverage the Company’s existing technology in new markets and product categories. The Company is also evaluating opportunities to sell certain non-critical assets and to secure additional financing through debt or equity securities. The Company is actively evaluating potential remediation options for the expectation that it will be unable to comply with its financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement within the next twelve months, including seeking waivers or amendments from its lenders. The Company continues to focus on optimizing the revenue mix and pricing strategies, and reducing operating expenses through disciplined cost management. The Company announced a restructuring plan in April 2026 to reduce its global workforce by approximately 23% compared to its headcount ending Q1 2026, as discussed in Note 13. Subsequent events. The restructuring plan is being implemented in the second quarter of 2026 and is expected to be substantially complete by the end of 2026. The Company expects to incur an aggregate severance charge in the range of $11.5 million to $15.0 million.
The Company has evaluated whether the plans described above are sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Under this evaluation, the Company assessed whether it is probable that (1) the plans will be effectively implemented within one year after the date the financial

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
statements are issued, and (2) when implemented, the plans will mitigate the conditions and events that raise substantial doubt. The Company has determined that, while the plans described above are intended to improve the Company’s liquidity and operating results, certain elements of these plans have not been fully implemented and are dependent upon factors outside the Company’s control, including the ability to secure additional financing and the successful execution of new market initiatives, and therefore cannot be deemed probable. As a result, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated. There can be no assurance that the Company will be able to generate the level of operating revenue or reduce operating expenses to levels to achieve profitability and generate cash, obtain waivers or amendments from the lenders related to financial covenants, source additional financing or ensure the availability of strategic alternatives on acceptable terms, if at all. Without obtaining additional sources of financing or consummating a strategic transaction, the Company’s ability to continue as a going concern would be materially and adversely impacted, and the Company may be required to significantly reduce, restructure or cease operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
IEEPA Tariff Recovery. During the three months ended March 31, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were unlawful. On April 20, 2026, U.S. Customs and Border Protection launched the Consolidated Administration and Processing of Entries (CAPE) process, under which, companies can submit claims to seek refunds of previously paid IEEPA tariffs. The Company has elected to apply a gain contingency model in accordance with ASC 450-30, Gain Contingencies, to account for potential recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the condensed consolidated financial statements until the gain is realized or realizable, which is at the earlier of when U.S. Customs and Border Protection (CBP) affirms the Company’s refund claim or the refund is received in cash. Any recovery, when recognized, would be reflected as a reduction of cost of revenue. The Company paid an aggregate amount of $20.2 million in tariffs under the IEEPA. In connection with the 2025 Credit Agreement amendment on February 27, 2026, the Company entered into a Claim Sale and Purchase Agreement (the IEEPA Agreement) with the lender on February 19, 2026, pursuant to which the Company transferred to the lender certain of the Company’s rights and claims for potential refunds of tariffs previously paid under IEEPA, representing an aggregate claim amount of approximately $19.4 million (the IEEPA Claim), as further discussed in Note 4 Financing arrangements. On the date of transfer, the Company assigned no value to the IEEPA Claim on the condensed consolidated balance sheet due to the significant uncertainty of any potential recovery prior to the U.S. Supreme Court’s ruling in Learning Resources, Inc. v. Trump. As a result of the IEEPA Agreement, the Company will not have rights for any future proceeds from the transferred IEEPA Claim.
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
In the first quarter of 2025, the Company’s market capitalization declined 38% from December 31, 2024, in part due to tariffs and geopolitical events, resulting in the Company’s market capitalization to no longer exceed the carrying value of its single reporting unit as of March 31, 2025. As a result, the Company performed a quantitative goodwill impairment analysis and estimated the fair value of its single reporting unit utilizing the income approach using a discounted future cash flow model and a market approach. The analysis required estimates which consisted of significant judgment related to the estimation of future cash flow and discount rates. The analysis

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
was dependent on internal forecasts and profitability measures as well as certain unobservable Level 3 inputs such as the estimation of long-term revenue growth rates, terminal growth rates, and determination of the discount rate. As a result of the quantitative impairment test, the Company concluded that the carrying value of its single reporting unit exceeded its fair value, resulting in the recognition of an $18.6 million goodwill impairment charge in the first quarter of 2025.
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
In the first quarter of 2026, the Company identified goodwill impairment triggering events, including: (i) the conclusion of substantial doubt regarding the Company’s ability to continue as a going concern, which represents a negative qualitative indicator; and (ii) a significant decline in revenue and gross margin compared to the prior year period. As a result, the Company performed an interim qualitative goodwill impairment assessment as of March 31, 2026. The Company evaluated each triggering event and concluded that, while they represent negative qualitative factors, the quantitative evidence did not indicate that these events would more likely than not reduce the reporting unit’s fair value below its carrying amount. Specifically, as of March 31, 2026, the Company’s market capitalization of $126.4 million exceeded the carrying value of its single reporting unit of negative $1.9 million by approximately 101%, before any acquisition control premium, representing the synergies a market participant would obtain when obtaining control of the business. Based on this assessment, the Company concluded it is not more likely than not that the fair value of its single reporting unit is less than its carrying value, and no goodwill impairment charge was recorded in the first quarter of 2026.
The estimated fair value of the Company’s single reporting unit is affected by volatility in the Company’s stock price. As a sensitivity, even a 50% decline in the Company’s March 31, 2026 stock price would result in the Company’s market capitalization exceeding the carrying value of its single reporting unit by more than 100%, before any acquisition control premium. If the Company's market capitalization declines, or if future performance falls below the Company’s current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on the Company’s business, financial condition, and results of operations in the reporting period in which a charge would be necessary. The Company will continue to monitor developments, including updates to the Company’s forecasts and market capitalization, and will update the Company’s assessment and related estimates as needed in the future.
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
As a result of the same impairment triggering events identified, which resulted in an interim qualitative goodwill impairment assessment, the Company performed an interim quantitative long-lived asset impairment assessment as of March 31, 2026. As the Company has a single asset group, the Company considered the undiscounted operating and disposal cash flows to assess recoverability. Based on this assessment, the Company concluded the carrying amount of its long-lived assets are recoverable and no long-lived asset impairment charge was recorded in the first quarter of 2026.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
For the Company’s camera sale arrangements with multiple performance obligations, revenue is allocated to each performance obligation based on its relative standalone selling price. Standalone selling prices are based on observable prices at which the Company separately sells its hardware products, and subscription and service. If a standalone selling price is not directly observable, then the Company estimates the standalone selling prices considering market conditions and entity-specific factors. For example, the standalone selling price for PCS is determined based on a cost-plus approach, which incorporates the level of support provided to customers, estimated costs to provide such support, and the amount of time and costs that are allocated to efforts to develop undelivered elements.
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
Deferred revenue as of March 31, 2026 and December 31, 2025 includes amounts related to the Company’s subscriptions and PCS. The Company’s short-term and long-term deferred revenue balances totaled $54.3 million and $54.2 million as of March 31, 2026 and December 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized $21.9 million and $23.0 million of revenue that was included in the deferred revenue balance as of December 31, 2025 and 2024, respectively.

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
Derivative financial instruments. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815 Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then marked-to-market at each reporting date, with changes in fair value recorded in other income (expense), net, in the condensed consolidated statements of operations. The Company determined that the conversion feature of the Convertible Debentures created a derivative liability that required bifurcation from the host debt instrument as discussed in Note 4 Financing arrangements. A Monte Carlo simulation was used to determine the fair value of the derivative liability. Additionally, the IEEPA Claim in the IEEPA Agreement created a derivative liability as discussed in Note 4 Financing arrangements. The fair value of the IEEPA Claim was determined based on observable transaction prices for identical IEEPA refund rights.
Income taxes. The Company utilizes the asset and liability method for computing its income tax provision, under which, deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. The Company makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income in each tax jurisdiction and, to the extent the Company believes recovery is not likely, establishes a valuation allowance. As of March 31, 2026, the Company intends to continue to maintain a full valuation allowance on its United States federal and state deferred tax assets until there is sufficient evident to support the reversal of all or some portion of these allowances.
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
Segment information. The Company operates as one operating segment as it only reports financial information on an aggregated and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker (CODM). The CODM assesses performance of the Company’s one operating segment and decides how to allocate resources based on net income (loss), which is also reported on the condensed consolidated statements of operations as net income (loss). The CODM regularly compares net income (loss) against forecast and prior periods when deciding which areas of the business to allocate resources. The significant expense categories within net income (loss) that the CODM regularly reviews are cost of revenue and operating expenses, which consists of three main subcategories: research and development, sales and marketing, and general and administrative. All significant expense categories and subcategories are reported on the condensed consolidated statements of operations. Other items included in net income (loss) but are excluded from the significant expense categories include interest expense, other income (expense), net, and income tax expense (benefit), all of which are also reported on the condensed consolidated statements of operations. Interest income, which is included in other income (expense), net was $0.4 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

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

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	March 31, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents (1):
Money market funds	$15,502	$—	$—	$15,502	$40,120	$—	$—	$40,120
Total cash equivalents	$15,502	$—	$—	$15,502	$40,120	$—	$—	$40,120
Other long-term liabilities
Warrant liability	$—	$—	$3,504	$3,504	$—	$—	$6,255	$6,255
Derivative liabilities	—	14,552	30,692	45,244	—	—	—	—
Total other long-term liabilities	$—	$14,552	$34,196	$48,748	$—	$—	$6,255	$6,255
(1)    Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. Cash balances were $25.2 million and $9.6 million as of March 31, 2026 and December 31, 2025, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. As of March 31, 2026 and December 31, 2025, the amortized cost of the Company’s cash equivalents approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. The liability-classified warrants are classified as Level 3 and are valued based on a Black-Scholes option pricing model each reporting period.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The fair value of the warrants was estimated with the following assumptions:

March 31, 2026
Volatility	90%
Risk-free interest rate	3.8%
Dividend yield	—%
Expected term (years)	1.81
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
The conversion feature associated with the Convertible Debentures met the criteria for a derivative liability under ASC 815 which required bifurcation. The Company used a Monte Carlo simulation to fair value the derivative liability associated with the Convertible Debentures conversion feature and classified the derivative liability as a Level 3 financial instrument. The derivative liability was measured at fair value upon issuance and subsequently remeasured at fair value on a recurring basis. Changes in the fair value of the derivative liability was recorded in other income (expense), net, in the condensed consolidated statements of operations. The fair value of the derivative liability associated with the Convertible Debentures was estimated with the following assumptions:

March 31, 2026
Volatility	105%
Risk-free/credit spread interest rate	20.3%
Dividend yield	—%
Conversion price discount	92%
Changes in the fair value of the Level 3 warrant liability and derivative liability related to the conversion feature of the Convertible Debentures during the three months ended March 31, 2026 were as follows:

(in thousands)	Warrant Liability	Derivative Liability associated with the Convertible Debentures
Balance as of December 31, 2025	$6,255	$—
Issuance of warrants or derivative liability	—	30,861
Change in fair value	(2,751)	(169)
Balance as of March 31, 2026	$3,504	$30,692
The IEEPA Claim in the IEEPA Agreement created a derivative liability and the Company used observable transaction prices for identical IEEPA refund rights to determine the fair value. The Company classified the derivative liability associated with the IEEPA Claim as a Level 2 financial instrument as there was a limited number of transactions in the market. The derivative liability was measured at fair value upon issuance and subsequently remeasured at fair value on a recurring basis. Changes in the fair value of the derivative liability was recorded in other income (expense), net, in the condensed consolidated statements of operations.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
based on unobservable (Level 3) inputs, as discussed in Note 1 Summary of business and significant accounting policies.

3. Condensed consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	March 31, 2026	December 31, 2025
Components	$2,621	$2,554
Finished goods	69,584	75,877
Total inventory	$72,205	$78,431
Property and equipment, net

(in thousands)	March 31, 2026	December 31, 2025
Leasehold improvements	$24,015	$24,014
Production, engineering, and other equipment	37,857	37,265
Tooling	7,049	7,208
Computers and software	7,730	8,064
Furniture and office equipment	3,524	3,524
Tradeshow equipment and other	1,424	1,424
Construction in progress	2,318	132
Gross property and equipment	83,917	81,631
Less: Accumulated depreciation and amortization	(76,145)	(75,728)
Property and equipment, net	$7,772	$5,903
Depreciation expense was $1.3 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
Other long-term assets

(in thousands)	March 31, 2026	December 31, 2025
Point of purchase (POP) displays	$8,349	$9,986
Deposits and other	10,000	9,977
Intangible assets, net	3,609	4,078
Long-term deferred tax assets	—	581
Other long-term assets	$21,958	$24,622
Amortization expense for POP displays was $1.8 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. Expenditures for POP displays were $0.1 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Intangible assets

	Useful life (in months)	March 31, 2026
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(54,972)	$3,594
Domain name		15	—	15
Total intangible assets		$58,581	$(54,972)	$3,609

	Useful life (in months)	December 31, 2025
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(54,503)	$4,063
Domain name		15	—	15
Total intangible assets		$58,581	$(54,503)	$4,078
Amortization expense was $0.5 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2026 (remaining 9 months)	$1,406
2027	1,875
2028	313
2029	—
2030	—
$3,594
Goodwill
Changes to the carrying amount of goodwill during the three months ended March 31, 2026 were as follows:

(in thousands)	Carrying Amount
Carrying amount as of December 31, 2025	$133,751
Goodwill impairment	—
Carrying amount as of March 31, 2026	$133,751

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Accrued expenses and other current liabilities

(in thousands)	March 31, 2026	December 31, 2025
Derivative Liabilities	$45,244	$—
Purchase order commitments	25,819	1,343
Accrued sales incentives	19,050	38,259
Accrued liabilities	18,237	30,274
Employee related liabilities	7,267	8,255
Warranty liabilities	3,827	4,315
Inventory received	3,037	3,423
Customer deposits	2,640	1,216
Return liability	1,927	3,293
Other	3,098	5,478
Accrued expenses and other current liabilities	$130,146	$95,856
Product warranty

	Three months ended March 31,
(in thousands)	2026	2025
Beginning balance	$4,593	$6,207
Charged to cost of revenue	2,540	2,615
Settlement of warranty claims	(3,146)	(2,907)
Warranty liability	$3,987	$5,915
As of March 31, 2026 and December 31, 2025, $3.8 million and $4.3 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.2 million and $0.3 million, respectively, was recorded as a component of other long-term liabilities.

4. Financing arrangements
2021 Credit Agreement
In January 2021, the Company entered into a credit agreement which provides for a revolving credit facility (2021 Credit Facility) and the Company amended the agreement in March 2023, August 2025, and February 2026 (collectively, the 2021 Credit Agreement). Under the 2021 Credit Agreement, the Company may borrow up to an aggregate amount of $35.0 million until the Borrowing Base Conversion Date (the date on which the lender implements a borrowing base following completion of an appraisal, field exam and other collateral diligence measures), unless the Company’s asset coverage ratio is less than 1.50, which would subject the amount that may be borrowed to a customary borrowing base calculation. With the February 2026 amendment, the testing of the asset coverage ratio changed from quarterly to monthly until the Borrowing Base Conversion Date. The asset coverage ratio is defined as the ratio of (i) the sum of (a) the Company’s cash and cash equivalents in the United States plus specified percentages of other qualified debt investments (Qualified Cash) plus (b) specified percentages of the net book values of the Company’s accounts receivable and certain inventory to (ii) $50.0 million. After the Borrowing Base Conversion Date, the amount that may be borrowed under the 2021 Credit Agreement is based on a customary borrowing base calculation, and up to $50.0 million. The February 2026 amendment extended the maturity of the 2021 Credit Agreement to June 2027, changed the interest rate at which borrowed funds accrue interest, and changed the liquidity minimums, all of which are further discussed below. The February 2026 amendment was accounted for as a debt modification, resulting in no gain or loss as there was no unamortized debt issuance costs at the time of modification. Upon termination of the 2021 Credit Agreement in June 2027, any outstanding borrowings will become due and payable.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
The 2021 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases, and other matters, all subject to certain exceptions. In addition, the Company is required to maintain liquidity (the sum of unused availability under the 2021 Credit Facility and the Company’s Qualified Cash) of at least (i) $25.0 million from February 27, 2026 through June 30, 2026, (ii) $30.0 million during the period from July 1, 2026 through July 31, 2026, (iii) $35.0 million during the period from August 1, 2026 through August 31, 2026, and (iv) $40.0 million from September 1, 2026 through the maturity date (of which at least $10.0 million shall be attributable to Qualified Cash during all periods), and maintain a minimum unused availability under the credit facility of at least $10.0 million after the Borrowing Base Conversion Date. The 2021 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments and change of control. Upon an event of default, the lender may, subject to customary cure rights, require the immediate payment of all amounts outstanding.
For the period ended December 31, 2025, the Company was in compliance with the liquidity and asset coverage ratio financial covenants contained in the 2021 Credit Agreement; however, the 2021 Credit Agreement also required the Company to be in compliance with the financial covenants within the 2025 Credit Agreement. The Company was not in compliance with the 2025 Credit Agreement asset coverage ratio of 1.25x or the minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 and subsequently cured the non-compliance by entering into an amendment on February 27, 2026. For the period ended March 31, 2026, the Company was in compliance with the liquidity and asset coverage ratio financial covenants contained in the 2021 Credit Agreement; however, the Company was not in compliance with the minimum asset coverage ratio of 1.05x under the 2025 Credit Agreement. On May 8, 2026, the Company received a waiver from the Lender under the 2025 Credit Agreement waiving the asset coverage ratio non-compliance as of March 31, 2026. There are outstanding letters of credit under the 2021 Credit Agreement which total $9.2 million for certain duty-related requirements which were not collateralized by any cash on hand. As of March 31, 2026, the Company had $25.5 million outstanding under the 2021 Credit Agreement and had zero available to draw.
Notwithstanding the waiver received on May 8, 2026, the Company concluded that substantial doubt exists about its ability to continue as a going concern, as further described in Note 1 Summary of business and significant accounting policies. Based on the Company’s current financial forecasts, the Company does not expect to be able to comply with its financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement within the next twelve months. The Company is actively evaluating potential remediation options, including seeking waivers or amendments from its lenders; however, no waiver or amendment, other than for the existing waiver, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. Given the absence of a waiver or amendment obtained prior to the issuance of these condensed consolidated financial statements, ASC 470-10-45 Debt requires the Company to classify as current, all obligations under the 2021 Credit Agreement, 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. As a result, the outstanding balance under the 2021 Credit Agreement has been classified as short-term debt in the condensed consolidated balance sheet as of March 31, 2026.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
2025 Credit Agreement
On August 4, 2025, the Company entered into a credit agreement with Farallon Capital Management, L.L.C., as administrative agent and collateral agent (the Agent), and Mateo Financing, LLC (the Lender) and the Company amended the credit agreement on November 5, 2025 and February 27, 2026 (collectively, the 2025 Credit Agreement). The 2025 Credit Agreement provides for a second lien credit facility up to $50.0 million (the 2025 Term Loan). The 2025 Credit Agreement will mature, and any outstanding borrowings become due and payable on January 22, 2028. The February 2026 amendment revised the (i) minimum liquidity for the remaining term of the 2025 Credit Agreement, (ii) removed the EBITDA minimums for the fiscal quarter ending December 31, 2025 and for the period of four consecutive fiscal quarters ending March 31, 2026, (iii) revised the EBITDA minimum for the remainder of the 2025 Credit Agreement, and (iv) revised the minimum asset coverage ratio for periods on or prior to March 31, 2026, all of which are disclosed below. The amendment on February 27, 2026 of the 2025 Credit Agreement was accounted for as a debt extinguishment, resulting in a loss on extinguishment of debt of $8.9 million, which was recorded in other income (expense), net, in the condensed consolidated statements of operations for the three months ended March 31, 2026.
In connection with the amendment on February 27, 2026 to the 2025 Credit Agreement, the Company entered into the IEEPA Agreement with the Lender on February 19, 2026, pursuant to which the Company transferred to the Lender certain of the Company’s rights and claims for potential refunds of tariffs previously paid under IEEPA, representing an aggregate claim amount of approximately $19.4 million (the IEEPA Claim). On the date of transfer, the Company assigned no value to the IEEPA Claim on the condensed consolidated balance sheet due to the significant uncertainty of any potential recovery prior to the U.S. Supreme Court’s ruling in Learning Resources, Inc. v. Trump. As a result of the IEEPA Agreement, the Company will not have rights to any future proceeds from the transferred IEEPA Claim. The Company accounted for the transfer of the IEEPA Claim as a derivative liability and classified the derivative liability as a Level 2 financial instrument as discussed in Note 2 Fair value measurements. Despite the Company assigning no value to the IEEPA Claim on the condensed consolidated balance sheet on the date of transfer, the Company assigned an $8.7 million value to the IEEPA Claim obligation as of February 27, 2026, and recorded the derivative liability within accrued expenses and other current liabilities in the condensed consolidated balance sheets. The IEEPA Claim obligation is remeasured at each reporting period, with changes in value recorded in other income (expense), net, in the condensed consolidated statements of operations. As of March 31, 2026, the IEEPA Claim obligation was remeasured at $14.6 million.
Borrowed funds accrue interest, at the Company’s option, at a rate equal to either (i) the applicable one or three-month SOFR, plus a 10 basis point premium for one-month SOFR or 15 basis point premium for three-month SOFR, plus 7.5%, or (ii) the Base Rate plus 6.50%. The Base Rate is defined as the greater of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50% or (iii) a one-month adjusted term SOFR plus 1.00%. During an event of default, the applicable interest rates are increased by 2.0% per annum. For Base Rate loans, the Company will pay interest on a quarterly basis and at the maturity date. For SOFR rate loans, the Company will pay interest at least quarterly, or more frequently, as defined in the 2025 Credit Agreement, and at the maturity date. The Company shall make quarterly principal payments on the 2025 Term Loan, with the remaining principal due on the maturity date. Under the 2025 Credit Agreement, the Company may be obligated to pay additional amounts which would allow for a minimum return. The 2025 Term Loan is subject to mandatory prepayment in certain cases involving asset dispositions, debt issuances, certain receipts of cash proceeds from insurance and other extraordinary receipts, and a change in control. The Company is required to apply 25% of excess cash flow to repay the 2025 Term Loan. Prepayments of the 2025 Term Loan, whether optional or mandatory, before, on or after January 22, 2028, or as a result of any acceleration of the 2025 Term Loan as a result of an event of default, require a prepayment premium in an amount set forth in the 2025 Credit Agreement. Amounts owed under the 2025 Credit Agreement are guaranteed by certain of the Company’s domestic subsidiaries, and are secured by a second lien security interest in substantially all of the assets of the Company and certain of the Company’s subsidiaries.
The 2025 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including financial covenants. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases and other matters, all subject to certain exceptions. The financial covenants require (a) the Company to maintain liquidity (defined as the sum of

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
unrestricted cash, cash equivalents and availability under the 2021 Credit Agreement) of at least (i) $25.0 million during the fiscal quarters ending March 31, 2026 and June 30, 2026, (ii) $30.0 million during the fiscal month ending July 31, 2026, (iii) $35.0 million during the fiscal month ending August 31, 2026 and (iv) $40.0 million during any fiscal month thereafter; (b) the Company not to have EBITDA (as defined in the 2025 Credit Agreement) of (i) less than $5.0 million, subject to adjustment, for the fiscal quarter ending June 30, 2026, (ii) less than zero, subject to adjustment, for the fiscal quarter ending September 30, 2026, (iii) less than zero for the fiscal quarter ending December 31, 2026, (iv) less than $20.0 million for the period of four consecutive fiscal quarters ending March 31, 2027, (v) less than $30.0 million for the period of four consecutive fiscal quarters ending June 30, 2027, (vi) less than $35.0 million for the period of four consecutive fiscal quarters ending September 30, 2027, and (vii) less than $40.0 million for the period of four consecutive fiscal quarters ending December 31, 2027 and thereafter; and (c) the Company not to permit an asset coverage ratio (defined as the ratio of (x) the sum of unrestricted cash, cash equivalents, and certain receivables and inventory, divided by (y) the sum of accounts payable and total debt (as defined in the 2025 Credit Agreement) of less than (i) 1.05:1.00 on or prior to March 31, 2026 or (ii) 1.15:1.00 thereafter. The EBITDA thresholds for fiscal quarters ending June 30, 2026 and September 30, 2026 are subject to potential adjustments in the event of a reduction in tariff amounts in Malaysia or Thailand (or both) to a level that is 10% or lower, as described in further detail in the 2025 Credit Agreement. To the extent there are adjustments to the tariff rates of only one of the countries, the corresponding adjustments will be apportioned accordingly.
The 2025 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain material ERISA events. An event of default would also occur in the event the Company fails to maintain the listing of its common stock on the Nasdaq stock market for a period of 30 consecutive days. The occurrence of an event of default could result in the acceleration of the obligations under the 2025 Credit Agreement.
As of March 31, 2026 and December 31, 2025, the outstanding principal under the 2025 Term Loan was $49.4 million and $49.8 million, respectively, the unamortized debt issuance cost was zero and $1.9 million, respectively, the unamortized debt discount was $4.7 million and $3.6 million, respectively, and the net carrying amount of the liability was $44.7 million and $44.3 million, respectively, which was recorded as short term debt as of March 31, 2026 and long-term debt as of December 31, 2025 within the condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company recorded $1.4 million and zero, respectively, of interest expense, and $0.5 million and zero, respectively, for amortization of the debt discount. For the period ended December 31, 2025, the Company was not in compliance with the asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 and the Company subsequently cured the non-compliance by entering into an amendment on February 27, 2026.
As of March 31, 2026, the Company was not in compliance with the minimum asset coverage ratio of 1.05x under the 2025 Credit Agreement. On May 8, 2026, the Company received a waiver from the Lender under the 2025 Credit Agreement waiving the asset coverage ratio non-compliance as of March 31, 2026. No fees or consideration were paid in connection with the waiver.
Notwithstanding the waiver received on May 8, 2026, the Company concluded that substantial doubt exists about its ability to continue as a going concern, as further described in Note 1 Summary of business and significant accounting policies. Based on the Company’s current financial forecasts, the Company does not expect to be able to comply with its financial covenants under the 2021 Credit Agreement and 2025 Credit Agreement within the next twelve months. The Company is actively evaluating potential remediation options, including seeking waivers or amendments from its lenders; however, no waiver or amendment, other than for the existing waiver, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. Given the absence of a waiver or amendment obtained prior to the issuance of these condensed consolidated financial statements, ASC 470-10-45 Debt requires the Company to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement, the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. As a result, the outstanding balance under the 2025 Credit Agreement has been

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
classified as short-term debt in the condensed consolidated balance sheet as of March 31, 2026.
On August 4, 2025, in connection with the 2025 Credit Agreement, and as subsequently amended on November 5, 2025, the Company issued an aggregate of 11,076,968 warrants to purchase shares of its common stock, which can be exercised at a price of $0.75. The warrants were initially valued at $3.2 million using a Black-Scholes option pricing model and are marked-to-market with any changes in fair value recorded through earnings. The warrants were classified as a Level 3 financial instrument as discussed in Note 2 Fair value measurements. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on August 1, 2035. Exercise of the warrants will dilute the ownership interests of existing stockholders. Any warrants not exercised prior to such time will expire.
Securities Purchase Agreement
On February 27, 2026, the Company entered into a securities purchase agreement (Securities Purchase Agreement) with YA II PN, Ltd. (YA II PN), a fund of Yorkville Advisors Global, LP, in connection with the issuance and sale by the Company of convertible debentures (the Convertible Debentures) issuable in an aggregate principal amount of up to $50.0 million. The Convertible Debentures will be convertible into shares of the Company’s Class A common stock, par value $0.0001 per share (the Common Stock) (as converted, the Conversion Shares). Conversion of the Convertible Debentures will dilute the ownership interests of existing stockholders. Pursuant to the Securities Purchase Agreement, YA II PN purchased $25.0 million in aggregate principal amount of Convertible Debentures upon the signing of the Securities Purchase Agreement. Subject to certain closing conditions, YA II PN would have been able to purchase an additional $5.0 million in aggregate principal amount of Convertible Debentures on the day prior to the filing of the Initial Registration Statement (defined below); however, the closing conditions were not met. YA II PN may still purchase and the Company may issue an additional $20.0 million in aggregate principal amount of Convertible Debentures on or about the second business day following the satisfaction of certain additional closing conditions, including gaining effectiveness of the Initial Registration Statement by May 15, 2026. If the closing conditions for the third tranche of Convertible Debentures are not met and remain uncured, then the Company may trigger an event of default under the Convertible Debentures.
In connection with the Securities Purchase Agreement, the Company entered into a registration rights agreement (Registration Rights Agreement) with YA II PN pursuant to which YA II PN is entitled to certain registration rights under the Securities Act, and YA II PN has been granted demand registration rights and piggyback registration rights in addition under certain conditions. Under the Registration Rights Agreement, the Company was required to file a preliminary prospectus registration statement on Form S-1, which was filed on March 20, 2026 with the SEC, to register the resale by YA II PN of all Conversion Shares (Initial Registration Statement) and is required to have the Initial Registration Statement declared effective by the SEC by May 15, 2026. As of the date of this Quarterly Report on Form 10-Q, the Initial Registration Statement has not been declared effective. Failure to have the Initial Registration Statement declared effective by the SEC by May 15, 2026 would constitute a default under the Convertible Debentures, which if uncured within the timeframe set forth therein, could give rise to an event of default thereunder.
The Convertible Debentures accrue interest at 0% per annum, unless (i) certain interest rate adjustment events occur, upon which the Convertible Debentures will bear interest at an annual rate of 5.00% until such interest rate adjustment event is resolved, or (ii) the Company has issued Conversion Shares that reaches a capped level within the first six months or an event of default occurs and remains uncured, upon which the Convertible Debentures will bear interest at an annual rate of 18.00%. The Convertible Debentures will mature in August 2027, unless previously redeemed. The Convertible Debentures may be redeemed prior to maturity if the volume weighted average price of the Company’s stock is less than $1.1453 on the date the redemption notice is delivered, with a redemption premium of 7% of the principal amount being paid. The Convertible Debentures will be issued at an original issue discount of 3.00%.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
The Company shall not issue any Common Stock upon conversion of the Convertible Debentures held by YA II PN if the issuance of such Common Stock underlying the Convertible Debentures would exceed the aggregate number of Common Stock that the Company may issue upon conversion of the Convertible Debentures in compliance with the Company’s obligations under the rules or regulations of Nasdaq Stock Market (the Exchange Cap). The Exchange Cap will not apply under certain circumstances, including if the Company obtains the approval of its stockholders as required by the applicable rules of the Nasdaq Stock Market for issuances of Common Stock in excess of such amount, or if the Company obtains a written opinion from outside counsel that such stockholder approval is not required. In addition, for the first six months following the date of the Securities Purchase Agreement, the Company shall not issue any Conversion Shares to the extent that the aggregate number of Conversion Shares that the Company has issued would exceed 47,650,000 common shares. Any portion of the Convertible Debentures may be converted at any time and from time to time, subject to the Exchange Cap.
The Company determined that the conversion feature of the Convertible Debentures created a derivative liability that required bifurcation from the host debt instrument. At the issuance date, the derivative liability had a fair value of $30.9 million and was recorded in other long-term liabilities on the condensed consolidated balance sheets. The resulting total debt discount, considering the original issue discount, fair value of the conversion feature and debt issuance costs, was limited to the outstanding aggregate principal amount of the Convertible Debentures of $25.0 million. The total debt discount of $25.0 million is being amortized to interest expense over the term of the Convertible Debentures. The excess of the derivative liability fair value of $7.6 million was recognized as derivative expense in other income (expense), net, in the condensed consolidated statements of operations for the three months ended March 31, 2026. The fair value of the derivative liability was determined using a Monte Carlo simulation and changes in the fair value were recorded in other income (expense), net, in the condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the fair value of the derivative liability was $30.7 million and zero, respectively.
As of March 31, 2026 and December 31, 2025, the outstanding principal of the Convertible Debentures was $25.0 million and zero, respectively, the unamortized debt issuance cost was $0.9 million and zero, respectively, the unamortized debt discounts were $22.6 million and zero, respectively, and the net carrying amount of the liability was $1.5 million and zero, respectively, which was recorded as short-term debt within the condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company recorded $0.1 million and zero, respectively, for amortization of debt issuance costs, and $1.5 million and zero, respectively, for amortization of the debt discounts.
Based on the Company’s current financial forecast, the Company does not expect to be able to comply with its financial covenants under the 2021 Credit Agreement and 2025 Credit Agreement within the next twelve months. The Company is actively evaluating potential remediation options, including seeking waivers or amendments from its lenders; however, no waiver or amendment, other than for the existing waiver, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. Given the absence of a waiver or amendment obtained prior to the issuance of these condensed consolidated financial statements, ASC 470-10-45 Debt requires the Company to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement, and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. As a result, the outstanding balance under the Convertible Debentures has been classified as short-term debt in the condensed consolidated balance sheet as of March 31, 2026.

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
As of March 31, 2026, the remaining amount of share repurchases under the program was $60.4 million. The Company did not repurchase any shares during the three months ended March 31, 2026 and 2025.

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
The 2024 Plan provides for the granting of incentive and non-qualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs), stock appreciation rights, stock bonus awards (SBAs) and performance awards to qualified employees, non-employee directors and consultants. Options granted under the 2024 Plan generally expire within ten years from the date of grant and generally vest over one to four years. RSUs granted under the 2024 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2024 Plan generally vest over three years based upon continued service and the Company achieving certain financial and operating targets and are settled at vesting in shares of the Company’s Class A common stock. SBAs granted under the 2024 Plan are generally granted and vested on the same day based on continued service and employees achieving certain performance goals and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur. The 2024 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. For additional information regarding the Company’s equity incentive plans, refer to the Annual Report on Form 10-K for the year ended December 31, 2025.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Stock options
A summary of the Company’s stock option activity for the three months ended March 31, 2026 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2025	1,444	$7.06	3.24	$—
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(213)	7.44
Outstanding at March 31, 2026	1,231	$7.00	3.52	$—

Vested and expected to vest at March 31, 2026	1,231	$7.00	3.52	$—
Exercisable at March 31, 2026	1,231	$7.00	3.52	$—
The aggregate intrinsic value of the stock options outstanding as of March 31, 2026 represents the value of the Company’s closing stock price on March 31, 2026 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the three months ended March 31, 2026 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2025	9,915	$1.81
Granted	104	0.81
Vested	(1,918)	3.15
Forfeited	(379)	1.99
Non-vested shares at March 31, 2026	7,722	$1.46
Performance stock units
A summary of the Company’s PSU activity for the three months ended March 31, 2026 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2025	47	$5.79
Granted	—	—
Vested	(47)	5.79
Forfeited	—	—
Non-vested shares at March 31, 2026	—	$—
Employee stock purchase plan. For the three months ended March 31, 2026 and 2025, the Company issued 0.4 million and 0.6 million shares under its employee stock purchase plans, respectively, at weighted-average prices of $0.73 and $0.68 per share, respectively.
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
granted and ESPP issuances is estimated using the Black-Scholes option pricing model. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. The fair value of SBAs is determined using the expected fixed dollar amount that will be settled by issuing shares of the Company’s Class A common stock on the vesting date. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three months ended March 31,
(in thousands)	2026	2025
Cost of revenue	$144	$248
Research and development	1,560	2,820
Sales and marketing	575	882
General and administrative	719	1,420
Total stock-based compensation expense	$2,998	$5,370
Total stock-based compensation expense includes accrued stock bonus expense of $0.5 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
There was no income tax benefit related to stock-based compensation expense for the three months ended March 31, 2026 and 2025 due to a full valuation allowance on the Company’s United States net deferred tax assets. See Note 8, Income taxes, for additional details.
As of March 31, 2026, total unearned stock-based compensation of $11.3 million related to stock options, RSUs, PSUs, SBAs and ESPP shares is expected to be recognized over a weighted-average period of 1.93 years.

7. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
Numerator:
Net loss	$(80,820)	$(46,709)

Denominator:
Weighted-average common shares - basic and diluted for Class A and Class B common stock	163,208	156,438

Basic and diluted net loss per share	$(0.50)	$(0.30)

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended March 31,
(in thousands)	2026	2025
Stock-based awards	10,838	14,446
Shares related to convertible senior notes	—	10,050
Warrants	2,816	—
Shares related to Convertible Debentures	12,016	—
Total anti-dilutive securities	25,670	24,496
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share adjusts the basic net income per share and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of the Company’s ESPP awards, stock awards, and warrants using the treasury stock method. The Company calculated the potential dilutive effect of its 2025 convertible senior notes and its Convertible Debentures under the if-converted method. Under the if-converted method, diluted net income per share would be determined by assuming all of the outstanding 2025 convertible senior notes and Convertible Debentures were converted into shares of the Company’s Class A common stock at the beginning of the reporting period, or at the issuance date if later. In addition, in periods of net income, interest charges on the 2025 convertible senior notes and Convertible Debentures, which includes both coupon interest and amortization of debt issuance costs, would be added back to net income on an after-tax effected basis. The Company repaid the remaining $93.8 million in aggregate principal of the 2025 convertible senior notes at maturity on November 15, 2025 with restricted cash on hand. The Convertible Debentures will mature on August 26, 2027, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing arrangements.
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

8. Income taxes
The following table provides the income tax expense amount:

	Three months ended March 31,
(dollars in thousands)	2026	2025
Income tax expense	$1,845	$1,652
The Company recorded an income tax expense of $1.8 million for the three months ended March 31, 2026 on a pre-tax net loss of $79.0 million. The Company’s income tax expense for the three months ended March 31, 2026 primarily resulted from a tax expense of $1.2 million on pre-tax book income in certain tax jurisdictions and discrete items that included $1.3 million of nondeductible equity tax expense for employee stock-based compensation and $0.6 million from the establishment of valuation allowance on foreign deferred tax assets due to the substantial doubt about the Company’s ability to continue as a going concern, partially offset by a net decrease in the domestic valuation allowance of $1.2 million.

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
Each quarter, the Company assesses the realizability of its existing deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize its deferred tax assets. In the assessment for the period ended March 31, 2026, the Company concluded that it remains more likely than not that the Company will not be able to realize its deferred tax assets. As of March 31, 2026, the total valuation allowance on United States federal and state net deferred tax assets was $344.6 million.
In the assessment for the period ended March 31, 2026, the Company concluded that the substantial doubt about its ability to continue as a going concern as discussed in Note 1 Summary of business and significant accounting policies constituted significant negative evidence of the recoverability of its foreign deferred tax assets. Therefore, the Company established a full valuation allowance of $0.6 million against its foreign deferred tax assets, as it is more likely than not that those assets will not be realized. The Company will continue to monitor its future financial results, expected projections and their potential impact on the Company’s assessment regarding the recoverability of its deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded.
As of March 31, 2026 and December 31, 2025, the Company’s gross unrecognized tax benefits were $30.4 million and $29.7 million, respectively. If recognized, $13.1 million of these unrecognized tax benefits (net of United States federal benefit) as of March 31, 2026 would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances.
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
In 2021, the Organization for Economic Co-operation and Development (OECD) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (Pillar Two) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. The Company assessed the impact of Pillar Two and determined that there is no material impact on the provision for income taxes for the three months ended March 31, 2026. The Company will continue to monitor future guidance issued and assess the potential impact on the Company’s condensed consolidated financial statements.

9. Related party transactions
On November 5, 2025, a trust affiliated with Nicholas Woodman, the Company’s Chief Executive Officer and Chairman of the Board of Directors, entered into an agreement (the Subscription Agreement) to purchase an aggregate of $2.0 million of the Company’s Class A common stock shares, par value $0.0001. Pursuant to the Subscription Agreement, the actual amount of Class A common stock shares to be issued were to be determined upon the calculation of the purchase price of the shares, which was calculated as the greater of the following variables: (a) the consolidated closing bid price (as determined pursuant to the rules of the Nasdaq Stock Market) immediately prior to entry into the Subscription Agreement or (b) the average closing price of the Class A common

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
stock over the five (5) trading days prior to the date of issuance, as reported on the Nasdaq Global Select Market. On November 10, 2025, 1,129,944 shares of Class A common stock were issued at a price per share of $1.77, which price was based on the consolidated closing bid price, which was the greater of the two variables. The issuance of shares was included within common stock and additional paid-in capital on the condensed consolidated balance sheets. The $2.0 million was paid to the Company in November 2025, and the Company had zero outstanding receivables from the Chief Executive Officer as of December 31, 2025.

10. Commitments, contingencies, and guarantees
Facility leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2033.
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Operating lease cost (1)	$2,252	$2,076
Sublease income	(723)	(723)
Net lease cost	$1,529	$1,353
(1)    Operating lease costs include immaterial variable lease costs.

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,684	$3,395
Right-of-use assets obtained in exchange for operating lease liabilities	802	1,527

Supplemental balance sheet information related to leases was as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years) - operating leases	2.81	2.76
Weighted-average discount rate - operating leases	6.4%	6.4%

As of March 31, 2026, maturities of operating lease liabilities were as follows:

(in thousands)	March 31, 2026
2026 (remaining 9 months)	$9,732
2027	3,278
2028	1,570
2029	1,072
2030	761
Thereafter	2,157
Total lease payments	18,570
Less: Imputed interest	(1,854)
Present value of lease liabilities	$16,716

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Other commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements, which may contain minimum returns; non-cancellable non-returnable purchase agreements for hardware products and components, and various other contractual commitments. As of March 31, 2026, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $191.9 million. As discussed in Note 1 Summary of business and significant accounting policies, communication from the Company’s memory suppliers regarding planned reductions in the production of the memory used in its products caused a reduction in forecasted sales volumes of certain products which also impacted the Company’s expected utilization of materials subject to a non-cancelable non-refundable purchase commitment. As a result, the Company accrued $24.5 million for expected underutilization of such materials as of March 31, 2026.
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
On March 29, 2024, the Company filed a complaint with the U.S. International Trade Commission (ITC) and a lawsuit in the U.S. District Court for the Central District of California against Arashi Vision Inc., and Arashi Vision (U.S.) LLC, both d/b/a Insta360 (Insta360). The complaint and lawsuit each allege infringement of certain GoPro patents related to the Company’s cameras and digital imaging technology. On February 27, 2026, the ITC found that Insta360 had infringed GoPro’s valid design patent and issued a limited exclusion order and cease and desist order prohibiting Insta360 from continued importation or sale after importation of its infringing Ace, Ace Pro, and Ace Pro 2 action cameras. The ITC also found that some claims of certain utility patents were shown not to be infringed and some claims of certain patents were shown to be invalid. GoPro is considering whether to appeal certain of these rulings. Separately, Insta360 filed inter partes review (IPR) petitions seeking to challenge the validity of several GoPro patents at the Patent Office’s Patent Trial and Appeal Board (PTAB). The PTAB largely found that Insta360 had failed to establish unpatentability of most of GoPro’s patent claims. The PTAB found only partial unpatentability on two patents, and GoPro has taken steps to challenge these rulings. Insta360 has also filed three patent infringement actions against the Company in China (Jiangsu High Court, Changsha Intermediate Court IP Tribunal, and Shenzhen Intermediate People’s Court), each of which the Company believes lacks merit and intends to defend against. GoPro’s district court litigation, including its claims for damages on the same patents asserted in the ITC, remains stayed pending any appeals from the ITC ruling. The ITC ruling is not binding on the federal district court.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the ordinary course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of March 31, 2026, the Company has not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

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
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	March 31, 2026	December 31, 2025
Customer A	14%	*
Customer B	13%	14%
Customer C	11%	10%
Customer D	*	10%
* Less than 10% of net accounts receivable for the periods indicated.
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended March 31,
(in thousands)	2026	2025
Accounts receivable sold	$4,321	$6,957
Factoring fees	83	123
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended March 31,
	2026	2025
Customer A	*	17%
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
warehousing, order fulfillment, distribution and other direct sales logistics. In instances where an outsourcing agreement does not exist or these third parties fail to perform their obligations, the Company may be unable to find alternative partners or satisfactorily deliver its hardware products to its customers on time.
Geographic information
Revenue by geographic region, based on ship-to locations, was as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Americas	$67,448	$81,855
Europe, Middle East and Africa (EMEA)	20,749	40,076
Asia and Pacific (APAC)	10,868	12,377
Total revenue	$99,065	$134,308
Revenue from the United States, which is included in the Americas geographic region, was $55.3 million and $62.8 million for the three months ended March 31, 2026 and 2025, respectively. No other individual country exceeded 10% of total revenue for any period presented.
As of March 31, 2026 and December 31, 2025, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $5.5 million and $3.1 million, respectively.

12. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Cost of revenue	$9	$2
Research and development	3	762
Sales and marketing	(6)	477
General and administrative	55	1,189
Total restructuring charges	$61	$2,430
Third quarter 2024 restructuring
In August 2024, the Company approved a restructuring plan (the Original Restructuring Plan) and in October 2024, the Company approved an amended restructuring plan (the Updated Restructuring Plan). In connection with the Original Restructuring Plan and Updated Restructuring Plan, the Company reduced its global workforce by 25% compared to its headcount ending Q2 2024, and recorded restructuring charges of $18.7 million including $12.7 million related to severance and $6.0 million of project cancellation costs. As of March 31, 2026, the Company expects to pay the remaining restructuring liability related to the Updated Restructuring Plan in cash.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2025	$—	$4,000	$4,000
Cash paid	—	—	—
Non-cash reductions	—	—	—
Restructuring liability as of March 31, 2026	$—	$4,000	$4,000

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
13. Subsequent events
Financing waiver
As of March 31, 2026, the Company was not in compliance with the minimum asset coverage ratio of 1.05x under the 2025 Credit Agreement. On May 8, 2026, the Company received a waiver from the Lender under the 2025 Credit Agreement waiving the asset coverage ratio non-compliance as of March 31, 2026. No fees or consideration were paid in connection with the waiver.
Second quarter 2026 restructuring
In April 2026, the Company approved a restructuring plan to reduce its global workforce by approximately 23% compared to its headcount ending Q1 2026. The restructuring plan is being implemented in the second quarter of 2026 and is expected to be substantially complete by the end of 2026. The Company expects to incur an aggregate severance charge in a range of $11.5 million and $15.0 million, with expected cash expenditures of approximately $1.5 million in the second quarter of 2026, approximately $5.5 million to $8.0 million in the third quarter of 2026, and approximately $4.5 million to $5.5 million in the fourth quarter of 2026.
Engagement of strategic advisor
In May 2026, the Company received approval from its Board of Directors to engage a financial advisor to assist in actively considering strategic alternatives, which may include, among other things, a sale or merger of the Company, a sale or license of certain assets or intellectual property, strategic investments, partnerships, or other transactions.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, include forward-looking statements that involve risks and uncertainties as described under the heading Special Note About Forward-Looking Statements in this Quarterly Report on Form 10-Q. You should review the disclosures under the heading Risk Factors in Part I, Item 1A. of the Annual Report on Form 10-K for the year ended December 31, 2025 in addition to the Risk Factors disclosed in Part II, Item 1A. of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
This MD&A is organized as follows:
•Overview. Discussion of our business, overall analysis of our financial performance and other highlights affecting the business in order to provide context for the remainder of the MD&A.
•Results of Operations. Analysis of our financial results comparing the first quarter of 2026 to 2025.
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
In addition to the Premium+ and Premium subscriptions, we offer our Quik subscription which makes it easy for users to get the most out of their favorite photos and videos, captured on any phone or camera, using our Quik mobile app’s editing tools. These editing tools include features such as trim, color, crop, filtering, auto-sync of edits to music, and the ability to change video speed. We also offer our GoPro Reframe plugin for Adobe Premiere Pro, Adobe After Effects, and DaVinci Resolve which provides users with creative control over footage and enabling reframing, animated movements, motion blur transitions, and adjustments to lens.
In August 2025, we launched an AI Training program which enables U.S. subscribers who opted in to monetize their GoPro cloud-based content for AI model training.
We continue to monitor the current evolving macroeconomic landscape. Inflation, fluctuating interest rates, tariffs, component pricing, consumer spending, and recession concerns place increasing pressure on many areas of our business, including hardware and software product pricing and operating expenses. In the past, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. Revenue from the U.S. was 55.8% and 46.8% of revenue for the three months ended March 31, 2026 and 2025, respectively. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively impacted. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 for further discussion of the possible impact of evolving macroeconomic conditions on our business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

				% Change
(units and dollars in thousands, except per share amounts)	Q1 2026	Q4 2025	Q1 2025		Q1 2026 vs. Q4 2025		Q1 2026 vs. Q1 2025
Total revenue	$99,065	$201,673	$134,308		(51)%		(26)%
Camera units shipped (1)	267	574	385		(53)%		(31)%
Gross margin (2)	4.3%	31.8%	32.1%	(2750)	bps	(2780)	bps
Operating expenses	$61,551	$72,428	$88,357		(15)%		(30)%
Net loss	$(80,820)	$(9,104)	$(46,709)		788%		73%
Diluted net loss per share	$(0.50)	$(0.06)	$(0.30)		733%		67%
Cash provided by (used in) operations	$(36,618)	$15,603	$(57,186)		(335)%		(36)%

Other financial information:
Adjusted EBITDA (3)	$(49,781)	$784	$(15,707)		(6,450)%		217%
Non-GAAP net loss (4)	$(57,676)	$(2,669)	$(19,444)		2,061%		197%
Non-GAAP diluted net loss per share (5)	$(0.35)	$(0.02)	$(0.12)		1,650%		192%
(1)     Represents the number of camera units that are shipped during a reporting period, net of any returns.
(2)    One basis point (bps) is equal to 1/100th of 1%.
(3)     We define adjusted EBITDA as net income (loss) adjusted to exclude the impact of income tax expense (benefit), interest income, interest expense, depreciation and amortization, point of purchase (POP) display amortization, stock-based compensation, (gain) loss on insurance proceeds, (gain) loss on extinguishment of debt, (gain) loss on the revaluation of warrants, (gain) loss related to derivative liabilities, restructuring and other costs, including right-of-use asset impairment charges (if applicable), and goodwill impairment charges.
(4)    We define non-GAAP net income (loss) as net income (loss) adjusted to exclude stock-based compensation, acquisition-related costs, restructuring and other costs, including right-of-use asset impairment charges (if applicable), non-cash interest expense, (gain) loss on insurance proceeds, (gain) loss on extinguishment of debt, gain on sale and/or license of intellectual property, (gain) loss on the revaluation of warrants, (gain) loss related to derivative liabilities, goodwill impairment charges, and income tax adjustments. Acquisition-related costs include the amortization of acquired intangible assets and impairment charges (if applicable), as well as third-party transaction costs for legal and other professional services.
(5)    We define non-GAAP diluted net income (loss) per share as non-GAAP net income (loss) divided by the weighted-average diluted shares outstanding, which includes the potentially dilutive effect of our stock options, RSUs, PSUs, warrants, convertible debentures, and convertible notes.
Reconciliations of GAAP measures to the most directly comparable non-GAAP adjusted measures and explanations for why we consider non-GAAP measures to be helpful for investors are presented under Non-GAAP Financial Measures.
First Quarter 2026 financial performance
Revenue for the three months ended March 31, 2026 was $99.1 million, of which, $72.2 million was from hardware sales and $26.9 million was from subscription and services. Hardware revenue decreased 32.8% from the prior year period primarily due to a 30.6% year-over-year decrease in camera units shipped. The decrease in camera units shipped was primarily due to modest price increases due to tariffs, lower promotional activity, an increasingly global competitive landscape, and consumer-related macroeconomic issues. Subscription and services revenue was flat against the prior year period of $26.9 million, primarily due to an increase in the average revenue per user driven by a slight price increase of our Premium subscription in December 2025, partially offset by an 8.4% decrease in subscribers as camera units shipped decreased year-over-year. Retail revenue was $60.9 million for the three months ended March 31, 2026 and represented 61.5% of total revenue, compared to 69.9% of total revenue for the same period in 2025. GoPro.com revenue, which includes subscription and service revenue, was $38.2 million for the three months ended March 31, 2026 and represented 38.5% of total revenue, compared to 30.1% of total revenue in the prior year period. Our overall subscription attach rate from both sales

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
on GoPro.com and from post-camera purchases at retail was 51% for the three months ended March 31, 2026, up from 49% in the prior year quarter. Our aggregate retention rate for annual subscribers was 71% for the three months ended March 31, 2026, compared to 70% for the same period in 2025. Our gross margin percentage for the three months ended March 31, 2026 of 4.3% was negatively impacted primarily by a discrete $24.5 million charge related to certain component purchase commitments. Our gross margin percentage for the three months ended March 31, 2025 was 32.1%. Net loss for the three months ended March 31, 2026 was $80.8 million, compared to a net loss of $46.7 million for the same period in 2025. Adjusted EBITDA for the three months ended March 31, 2026 was negative $49.8 million, compared to negative $15.7 million for the same period in 2025.
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
Impairment of goodwill and long-lived assets
We perform an annual assessment of our goodwill during the fourth quarter of each calendar year, or more frequently if indicators of potential impairment exist, such as an adverse change in business climate, declines in market capitalization or a decline in the overall industry demand, that would indicate it is more likely than not that the fair value of our single reporting unit is less than the carrying value. If we determine that it is more likely than not that the fair value of our single reporting unit is less than the carrying value, we measures the amount of impairment as the amount the carrying value of our single reporting unit exceeds the fair value, up to the carrying value of goodwill, by using a discounted cash flow method and market approach method.
In the first quarter of 2025, our market capitalization declined 38% from December 31, 2024, in part due to tariffs and geopolitical events, resulting in our market capitalization to no longer exceed the carrying value of our single reporting unit as of March 31, 2025. As a result, we performed a quantitative goodwill impairment analysis and estimated the fair value of our single reporting unit utilizing the income approach using a discounted future cash flow model and a market approach. The analysis required estimates which consisted of significant judgment related to the estimation of future cash flow and discount rates. The analysis was dependent on internal forecasts and profitability measures as well as certain unobservable Level 3 inputs such as the estimation of long-term revenue growth rates, terminal growth rates, and determination of the discount rate. As a result of the quantitative impairment test, we concluded that the carrying value of our single reporting unit exceeded the fair value, resulting in the recognition of an $18.6 million goodwill impairment charge in the first quarter of 2025.
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
In the first quarter of 2026, we identified goodwill impairment triggering events, including: (i) the conclusion of substantial doubt regarding our ability to continue as a going concern, which represents a negative qualitative indicator; and (ii) a significant decline in revenue and gross margin compared to the prior year period. As a result, we performed an interim qualitative goodwill impairment assessment as of March 31, 2026. We evaluated each triggering event and concluded that, while they represent negative qualitative factors, the quantitative evidence did not indicate that these events would more likely than not reduce the reporting unit’s fair value below its carrying amount. Specifically, as of March 31, 2026, our market capitalization of $126.4 million exceeded the carrying value of our single reporting unit of negative $1.9 million by approximately 101%, before any acquisition control premium, representing the synergies a market participant would obtain when obtaining control of the business. Based on this assessment, we concluded it is not more likely than not that the fair value of our single reporting unit is less than its carrying value, and no goodwill impairment charge was recorded in the first quarter of 2026.
The estimated fair value of our single reporting unit is affected by volatility in our stock price. As a sensitivity, even a 50% decline in our March 31, 2026 stock price would result in our market capitalization exceeding the carrying

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
value of our single reporting unit by more than 100%, before any acquisition control premium. If our market capitalization declines, or if future performance falls below our current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which a charge would be necessary. We will continue to monitor developments, including updates to our forecasts and market capitalization, and will update our assessment and related estimates as needed in the future.
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
As a result of the same impairment triggering events identified, which resulted in an interim qualitative goodwill impairment assessment, we performed an interim quantitative long-lived asset impairment assessment as of March 31, 2026. As we have a single asset group, we considered the undiscounted operating and disposal cash flows to assess recoverability. Based on this assessment, we concluded the carrying amount of our long-lived assets are recoverable and no long-lived asset impairment charge was recorded in the first quarter of 2026.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs, and better execution. We incurred operating losses in the first quarter of 2026 and for the full year 2025 and may incur further losses in the future. While our prior restructuring actions have reduced our operating costs compared to our historical levels, we continue to make strategic decisions to drive volume, growth, and profitability in our business. We are implementing our 2026 operational plan and changing our approach to operate in a leaner, more focused manner that we believe is sustainable and strategic for long-term success and improved financial performance. This includes pursuing a hardware and software product roadmap we believe will drive innovation, differentiation, and growth. In the longer term, this includes increasing our total addressable market by introducing new, innovative hardware and software products, increasing unit sales volume of our new and existing products, and increasing our subscriber base. Our expectation is that sales from our retail channel will continue to increase relative to sales on GoPro.com. While growth in subscribers and subscription and service revenue has slowed, we continue to make strategic decisions to enhance our subscription offerings to grow subscribers and increase subscriber retention that results in an increase in subscription and service revenue.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to retain highly skilled and experienced research and development personnel. As part of our strategic focus on operational efficiency and implementation of our 2026 operational plan, we have adjusted certain investments in research and development while continuing to prioritize projects that support long-term growth of our Company, including the launch of our new system-on-chip GP3-based cameras beginning in the second quarter of 2026. We expect the timing of new hardware product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, software, and other new offerings. We plan to further build upon our integrated mobile and cloud-based storytelling solutions, as well as our subscription offerings. Our investments, including those for marketing and advertising, and those related to development efforts associated with our acquisition in 2024, may not successfully drive increased revenue and our customers may not accept our new offerings. Further, we have and will continue to incur substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.
Improving profitability. We believe that our continued focus on growing our total addressable market from our retail and GoPro.com channels, including subscription and service revenue, and broadening our range of

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
hardware products will support our progress toward achieving profitability on an annual basis due to timely and effective product launches, increases in camera unit volume, subscribers and related revenue, and continued operating expense control. While the total market for digital imagery has seen an increase in competition, we believe that our consumers’ differentiated use of GoPro cameras, our mobile app and cloud solutions, our continued innovation of product features desired by our users, and our brand, all help support our competitiveness within the market for digital cameras. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new or improved product introductions from competitors such as enhanced phone capabilities and technology-enabled glasses. Sales in international locations subject us to foreign currency exchange rate fluctuations and regional macroeconomic conditions that may cause us to adjust pricing, which may make our hardware and software products more or less attractive to the consumer. Continued fluctuations in foreign currency exchange rates and regional macroeconomic conditions could have a continued impact on our future operating results. Our profitability also depends on the continued success of our subscription and service offerings.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented, and each component as a percentage of total revenue:

	Three months ended March 31,
(dollars in thousands)	2026		2025
Revenue
Hardware	$72,150	73%	$107,419	80%
Subscription and services	26,915	27	26,889	20
Total revenue	99,065	100	134,308	100
Cost of revenue
Hardware	85,689	86	83,596	62
Subscription and services	9,070	9	7,563	6
Total cost of revenue	94,759	96	91,159	68
Gross profit	4,306	4	43,149	32
Operating expenses:
Research and development	28,435	29	29,557	22
Sales and marketing	23,218	23	23,258	17
General and administrative	9,898	10	16,942	13
Goodwill impairment	—	—	18,600	14
Total operating expenses	61,551	62	88,357	66
Operating loss	(57,245)	(58)	(45,208)	(34)
Other income (expense):
Interest expense	(4,118)	(4)	(797)	(1)
Other income (expense), net	(17,612)	(18)	948	1
Total other income (expense), net	(21,730)	(22)	151	—
Loss before income taxes	(78,975)	(80)	(45,057)	(34)
Income tax expense	1,845	2	1,652	1
Net loss	$(80,820)	(82)%	$(46,709)	(35)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended March 31,
	2026	2025	% Change
Camera units shipped	267	385	(31)%

Average selling price*	$371	$349	6

Hardware	$72,150	$107,419	(33)%
Percentage of total revenue	72.8%	80.0%
Subscription and services	26,915	26,889	—
Percentage of total revenue	27.2%	20.0%
Total revenue	$99,065	$134,308	(26)%

Retail	$60,882	$93,881	(35)%
Percentage of total revenue	61.5%	69.9%
GoPro.com	$38,183	$40,427	(6)
Percentage of total revenue	38.5%	30.1%
Total revenue	$99,065	$134,308	(26)%

Americas	$67,448	$81,855	(18)%
Percentage of total revenue	68.1%	61.0%
Europe, Middle East and Africa (EMEA)	$20,749	$40,076	(48)
Percentage of total revenue	20.9%	29.8%
Asia and Pacific (APAC)	$10,868	$12,377	(12)
Percentage of total revenue	11.0%	9.2%
Total revenue	$99,065	$134,308	(26)%
* Total revenue divided by camera units shipped
Total revenue for the three months ended March 31, 2026 was $99.1 million, of which, $72.2 million was from hardware sales and $26.9 million was from subscription and services. Hardware revenue decreased 32.8% from the prior year period primarily due to a 30.6% year-over-year decrease in camera units shipped. The decrease in camera units shipped was primarily due to modest price increases due to tariffs, lower promotional activity, an increasingly global competitive landscape, and consumer-related macroeconomic issues. Subscription and services revenue was flat against the prior year period of $26.9 million, primarily due to an increase in the average revenue per user driven by a slight price increase of our Premium subscription in December 2025, partially offset by an 8.4% decrease in subscribers as camera units shipped decreased year-over-year. Retail revenue was $60.9 million for the three months ended March 31, 2026 and represented 61.5% of total revenue, compared to 69.9% of total revenue for the same period in 2025. GoPro.com revenue, which includes subscription and service revenue, was $38.2 million for the three months ended March 31, 2026 and represented 38.5% of total revenue, compared to 30.1% of total revenue in the prior year period.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cost of revenue and gross margin

	Three months ended March 31,
(dollars in thousands)	2026	2025	% Change
Hardware	$85,689	$83,596	3%
Subscription and services	9,070	7,563	20
Total cost of revenue	$94,759	$91,159	4%
Gross margin	4.3%	32.1%	(2,780)	bps
Gross margin of 4.3% for the three months ended March 31, 2026 decreased from 32.1% in the same period of 2025, or 2,780 bps, primarily due to a discrete $24.5 million charge related to certain component purchase commitments (2,480 bps), lower hardware average selling prices and higher camera unit costs (710 bps), and higher supply chain costs as a percentage of total revenue (190 bps), partially offset by an increase in higher-margin subscription and service revenue as a percentage of total revenue (360 bps), and lower sales incentives (240 bps).
Research and development

	Three months ended March 31,
(dollars in thousands)	2026	2025	% Change
Research and development	$26,403	$25,506	4%
Stock-based compensation	1,560	2,820	(45)
Acquisition-related costs	469	469	—
Restructuring costs	3	762	(100)
Total research and development	$28,435	$29,557	(4)%
Percentage of total revenue	28.7%	22.0%
The year-over-year decrease of $1.1 million, or 3.8%, in total research and development expense for the three months ended March 31, 2026 compared to the same period of 2025 was primarily driven by a $1.3 million decrease in stock-based compensation expense, a $0.8 million decrease in cash-based personnel-related costs, and a $0.7 million decrease in restructuring costs, partially offset by a $1.8 million increase in consulting and professional services.
Sales and marketing

	Three months ended March 31,
(dollars in thousands)	2026	2025	% Change
Sales and marketing	$22,649	$21,899	3%
Stock-based compensation	575	882	(35)
Restructuring costs	(6)	477	(101)
Total sales and marketing	$23,218	$23,258	—%
Percentage of total revenue	23.4%	17.3%
The total sales and marketing expense for the three months ended March 31, 2026 was consistent with the same period of 2025. This was primarily driven by a $0.8 million decrease in consulting and professional services, a $0.5 million decrease in restructuring costs, and a $0.3 million decrease in stock-based compensation expense, partially offset by a $1.5 million increase in advertising and marketing expenses, primarily attributable to social media campaigns and promotional activity.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
General and administrative

	Three months ended March 31,
(dollars in thousands)	2026	2025	% Change
General and administrative	$9,123	$14,330	(36)%
Stock-based compensation	719	1,420	(49)
Acquisition-related costs	1	3	(67)
Restructuring costs	55	1,189	(95)
Total general and administrative	$9,898	$16,942	(42)%
Percentage of total revenue	10.0%	12.6%
The year-over-year decrease of $7.0 million, or 41.6%, in total general and administrative expense for the three months ended March 31, 2026 compared to the same period of 2025 was primarily driven by a $4.2 million decrease in litigation expense, a $1.1 million decrease in restructuring costs, a $0.7 million decrease in stock-based compensation expense, a $0.4 million decrease in cash-based personnel-related costs, and a $0.4 million decrease in allocated facilities, depreciation, and supporting overhead expenses.
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
See Note 12 Restructuring charges, to the Notes to condensed consolidated financial statements.
Other income (expense)

	Three months ended March 31,
(dollars in thousands)	2026	2025	% Change
Interest expense	$(4,118)	$(797)	417%
Other income (expense), net	(17,612)	948	(1,958)
Total other income (expense), net	$(21,730)	$151	(14491)%
Total other income (expense), net was an expense of $21.7 million for the three months ended March 31, 2026 compared to income of $0.2 million in the same period of 2025. The year-over-year change of $21.9 million was primarily due to the impact of our assessment of the 2025 Credit Agreement amendment on February 27, 2026, which resulted in an $8.9 million loss on the extinguishment of debt, and a $5.8 million loss related to changes in value of the claims for the potential refund of IEEPA tariffs transferred to Mateo Financing, LLC as further discussed in Note 4 Financing arrangements. The year-over-year change was also driven by a $7.4 million net loss related to the derivative liability recognized and remeasured during the three months ended March 31, 2026 as part of the Securities Purchase Agreement discussed in Note 4 Financing arrangements, partially offset by a $2.8 million gain on the revaluation of the warrants issued in connection with the 2025 Credit Agreement as discussed in Note 4 Financing arrangements.
Income taxes

	Three months ended March 31,
(dollars in thousands)	2026	2025	% Change
Income tax expense	$1,845	$1,652	12%
We recorded an income tax expense of $1.8 million for the three months ended March 31, 2026 on a pre-tax net loss of $79.0 million. Our income tax expense for the three months ended March 31, 2026 primarily resulted from

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
a tax expense of $1.2 million on pre-tax book income in certain tax jurisdictions and discrete items that included $1.3 million of nondeductible equity tax expense for employee stock-based compensation and $0.6 million from the establishment of valuation allowance on foreign deferred tax assets due to the substantial doubt about our ability to continue as a going concern, partially offset by a net decrease in the domestic valuation allowance of $1.2 million.
Each quarter, we assess the realizability of our deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. In the assessment for the period ended March 31, 2026, we concluded that it remains more likely than not that our United States federal and state deferred tax assets would not be realizable. As of March 31, 2026, the total valuation allowance on United States federal and state net deferred tax assets was $344.6 million.
In the assessment for the period ended March 31, 2026, we concluded that the substantial doubt about our ability to continue as a going concern discussed in Note 1 Summary of business and significant accounting policies constituted significant negative evidence of the recoverability of our foreign deferred tax assets. Therefore, we established a full valuation allowance of $0.6 million against our foreign deferred tax assets, as it is more likely than not that those assets will not be realized. We will continue to monitor our future financial results, expected projections and their potential impact on our assessment regarding the recoverability of our deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded.
See Note 8 Income taxes, to the Notes to condensed consolidated financial statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$40,723	$49,674
Marketable securities	—	—
Total cash, cash equivalents and marketable securities	$40,723	$49,674
Percentage of total assets	11%	12%
Our primary source of cash is receipts from sales of our hardware products, and subscription and service. Other sources of cash are from proceeds from the issuance of convertible notes, borrowings under our credit facility and credit agreement, the sale of Class A common stock pursuant to the Subscription Agreement, and facility subleases. Our primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing, office rent, purchases of property and equipment, other costs of revenue including components, such as memory, acquisitions, interest, and taxes.
Our liquidity position has been historically impacted by seasonality, which is primarily driven by higher revenues during the second half of the year as compared to the first half. For example, net cash provided by operating activities during the second half of 2025 was $27.8 million, compared to cash used in operating activities of $48.4 million during the first half of 2025.
As of March 31, 2026, our cash, cash equivalents, and marketable securities totaled $40.7 million. The overall cash used in operating activities of $36.6 million for the three months ended March 31, 2026 was primarily attributable to a net loss of $80.8 million, partially offset by net cash inflows from other non-cash expenses of $30.9 million, and changes in our working capital of $13.3 million. Working capital changes for the three months ended March 31, 2026 of $13.3 million were the result of a $31.5 million decrease in accounts receivables and a $6.2 million decrease in inventory, partially offset by a $24.3 million decrease in accounts payable and other liabilities. As of March 31, 2026, $3.2 million of cash was held by our foreign subsidiaries.
2021 Credit Agreement
In January 2021, we entered into a credit agreement which provides for a revolving credit facility (2021 Credit

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Facility) and we amended the agreement in March 2023, August 2025, and February 2026 (collectively, the 2021 Credit Agreement). Under the 2021 Credit Agreement, we may borrow up to an aggregate amount of $35.0 million until the Borrowing Base Conversion Date (the date on which the lender implements a borrowing base following completion of an appraisal, field exam and other collateral diligence measures), unless our asset coverage ratio is less than 1.50, which would subject the amount that may be borrowed to a customary borrowing base calculation. With the February 2026 amendment, the testing of the asset coverage ratio changed from quarterly to monthly until the Borrowing Base Conversion Date. The asset coverage ratio is defined as the ratio of (i) the sum of (a) our cash and cash equivalents in the United States plus specified percentages of other qualified debt investments (Qualified Cash) plus (b) specified percentages of the net book values of our accounts receivable and certain inventory to (ii) $50.0 million. After the Borrowing Base Conversion Date, the amount that may be borrowed under the 2021 Credit Agreement is based on a customary borrowing base calculation, and up to $50.0 million. The February 2026 amendment extended the maturity of the 2021 Credit Agreement to June 2027, changed the interest rate at which borrowed funds accrue interest, and changed the liquidity minimums, as discussed in Note 4 Financing arrangements. The February 2026 amendment was accounted for as a debt modification, resulting in no gain or loss as there was no unamortized debt discount costs at the time of the modification. Upon termination of the 2021 Credit Agreement in June 2027, any outstanding borrowings will become due and payable.
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
The 2021 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases, and other matters, all subject to certain exceptions. In addition, we are required to maintain liquidity (the sum of unused availability under the 2021 Credit Facility and our Qualified Cash) of at least (i) $25.0 million from February 27, 2026 as discussed in Note 4 Financing arrangements through June 30, 2026, (ii) $30.0 million during the period from July 1, 2026 through July 31, 2026, (iii) $35.0 million during the period from August 1, 2026 through August 31, 2026, and (iv) $40.0 million from September 1, 2026 through the maturity date (of which at least $10.0 million shall be attributable to Qualified Cash during all periods), and maintain a minimum unused availability under the credit facility of at least $10.0 million after the Borrowing Base Conversion Date. The 2021 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments and change of control. Upon an event of default, the lender may, subject to customary cure rights, require the immediate payment of all amounts outstanding.
For the period ended December 31, 2025, we were in compliance with the liquidity and asset coverage ratio financial covenants contained in the 2021 Credit Agreement; however, the 2021 Credit Agreement also required us to be in compliance with the financial covenants within the 2025 Credit Agreement. We were not in compliance with the 2025 Credit Agreement asset coverage ratio of 1.25x or the minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 and subsequently cured the non-compliance by entering into an amendment on February 27, 2026. For the period ended March 31, 2026, we were in compliance with the liquidity and asset coverage ratio financial covenants contained in the 2021 Credit Agreement; however, we were not in compliance with the minimum asset coverage ratio of 1.05x under the 2025 Credit Agreement. On May 8, 2026, we received a waiver from the Lender under the 2025 Credit Agreement waiving the asset coverage ratio non-compliance as of March 31, 2026. There are outstanding letters of credit under the 2021 Credit Agreement which total $9.2 million for certain duty-related requirements which were not collateralized by any cash on hand. As of March 31, 2026, we had $25.5 million outstanding under the 2021 Credit Agreement and had zero available to draw.
Notwithstanding the waiver received on May 8, 2026, we concluded that substantial doubt exists about our ability to continue as a going concern, as further described in Note 1 Summary of business and significant accounting

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
policies. Based on our current financial forecasts, we do not expect to be able to comply with our financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement within the next twelve months. We are actively evaluating potential remediation options, including seeking waivers or amendments from its lenders; however, no waiver or amendment, other than for the existing waiver, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. Given the absence of a waiver or amendment obtained prior to the issuance of these condensed consolidated financial statements, ASC 470-10-45 Debt requires us to classify as current, all obligations under the 2021 Credit Agreement, 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. As a result, the outstanding balance under the 2021 Credit Agreement has been classified as short-term debt in the condensed consolidated balance sheet as of March 31, 2026.
2025 Credit Agreement
On August 4, 2025, we entered into a credit agreement with Farallon Capital Management, L.L.C., as administrative agent and collateral agent (the Agent), and Mateo Financing, LLC (the Lender) and we amended the credit agreement on November 5, 2025 and February 27, 2026 (collectively, the 2025 Credit Agreement). The 2025 Credit Agreement provides for a second lien credit facility up to $50.0 million (the 2025 Term Loan). The 2025 Credit Agreement will mature, and any outstanding borrowings become due and payable on January 22, 2028. The February 2026 amendment revised the (i) minimum liquidity for the remaining term of the 2025 Credit Agreement, (ii) removed the EBITDA minimums for the fiscal quarter ending December 31, 2025 and for the period of four consecutive fiscal quarters ending March 31, 2026, (iii) revised the EBITDA minimum for the remainder of the 2025 Credit Agreement, and (iv) revised the minimum asset coverage ratio for periods on or prior to March 31, 2026, as discussed in Note 4 Financing arrangements. The amendment on February 27, 2026 of the 2025 Credit Agreement was accounted for as a debt extinguishment, resulting in a loss on extinguishment of $8.9 million, which was recorded in other income (expense), net, in the condensed consolidated statements of operations for the three months ended March 31, 2026.
In connection with the amendment on February 27, 2026 to the 2025 Credit Agreement, we entered into a Claim Sale and Purchase Agreement (the IEEPA Agreement) with the Lender on February 19, 2026, pursuant to which we transferred to the Lender certain of our rights and claims for potential refunds of tariffs previously paid under the International Emergency Economic Powers Act of 1977 (IEEPA), representing an aggregate claim amount of approximately $19.4 million (the IEEPA Claim). On the date of transfer, we assigned no value to the IEEPA Claim on the condensed consolidated balance sheet due to the significant uncertainty of any potential recovery prior to the U.S. Supreme Court’s ruling in Learning Resources, Inc. v. Trump. As a result of the IEEPA Agreement, we will not have rights to any future proceeds from the transferred IEEPA Claim. We accounted for the transfer of the IEEPA Claim as a derivative liability and classified the derivative liability as a Level 2 financial instrument as discussed in Note 2 Fair value measurements. Despite assigning no value to the IEEPA Claim on the condensed consolidated balance sheet on the date of transfer, we assigned an $8.7 million value to the IEEPA Claim obligation as of February 27, 2026, and recorded the derivative liability within accrued expenses and other current liabilities in the condensed consolidated balance sheets. The IEEPA Claim obligation is remeasured at each reporting period, with changes in value recorded in other income (expense), net, in the condensed consolidated statements of operations. As of March 31, 2026, the IEEPA Claim obligation was remeasured at $14.6 million.
Borrowed funds accrue interest, at our option, at a rate equal to either (i) the applicable one or three-month SOFR, plus a 10 basis point premium for one-month SOFR or 15 basis point premium for three-month SOFR, plus 7.5%, or (ii) the Base Rate plus 6.50%. The Base Rate is defined as the greater of (i) the Wall Street Journal prime rate, (ii) the federal funds rate plus 0.50% or (iii) a one month adjusted term SOFR plus 1.00%. During an event of default, the applicable interest rates are increased by 2.0% per annum. For Base Rate loans, we will pay interest on a quarterly basis and at the maturity date. For SOFR rate loans, we will pay interest at least quarterly, or more frequently, as defined in the 2025 Credit Agreement, and at the maturity date. We will make quarterly principal payments on the 2025 Term Loan, with the remaining principal due on the maturity date. Under the 2025 Credit Agreement, we may be obligated to pay additional amounts which would allow for a minimum return. The 2025 Term Loan is subject to mandatory prepayment in certain cases involving asset dispositions, debt issuances, certain receipts of cash proceeds from insurance and other extraordinary receipts, and a change in control. We

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
are required to apply 25% of excess cash flow to repay the 2025 Term Loan. Prepayments of the 2025 Term Loan, whether optional or mandatory, before, on or after January 22, 2028, or as a result of any acceleration of the 2025 Term Loan as a result of an event of default, require a prepayment premium in an amount set forth in the 2025 Credit Agreement. Amounts owed under the 2025 Credit Agreement are guaranteed by certain domestic subsidiaries, and are secured by a second lien security interest in substantially all of our assets and certain of our subsidiaries.
The 2025 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including financial covenants. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases and other matters, all subject to certain exceptions. The financial covenants require (a) us to maintain liquidity (defined as the sum of unrestricted cash, cash equivalents and availability under the 2021 Credit Agreement) of at least (i) $25.0 million during the fiscal quarters ending March 31, 2026 and June 30, 2026, (ii) $30.0 million during the fiscal month ending July 31, 2026, (iii) $35.0 million during the fiscal month ending August 31, 2026 and (iv) $40.0 million during any fiscal month thereafter; (b) us not to have EBITDA (as defined in the 2025 Credit Agreement) of (i) less than $5.0 million, subject to adjustment, for the fiscal quarter ending June 30, 2026, (ii) less than zero, subject to adjustment, for the fiscal quarter ending September 30, 2026, (iii) less than zero for the fiscal quarter ending December 31, 2026, (iv) less than $20.0 million for the period of four consecutive fiscal quarters ending March 31, 2027, (v) less than $30.0 million for the period of four consecutive fiscal quarters ending June 30, 2027, (vi) less than $35.0 million for the period of four consecutive fiscal quarters ending September 30, 2027, and (vii) less than $40.0 million for the period of four consecutive fiscal quarters ending December 31, 2027 and thereafter; and (c) us not to permit an asset coverage ratio (defined as the ratio of (x) the sum of unrestricted cash, cash equivalents, and certain receivables and inventory, divided by (y) the sum of accounts payable and total debt (as defined in the 2025 Credit Agreement) of less than (i) 1.05:1.00 on or prior to March 31, 2026 or (ii) 1.15:1.00 thereafter. The EBITDA thresholds for fiscal quarters ending June 30, 2026 and September 30, 2026 are subject to potential adjustments in the event of a reduction in tariff amounts in Malaysia or Thailand (or both) to a level that is 10% or lower, as described in further detail in the 2025 Credit Agreement. To the extent there are adjustments to the tariff rates of only one of the countries, the corresponding adjustments will be apportioned accordingly.
The 2025 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain material ERISA events. An event of default would also occur in the event we fail to maintain the listing of our common stock on the Nasdaq stock market for a period of 30 consecutive days. The occurrence of an event of default could result in the acceleration of the obligations under the 2025 Credit Agreement.
For the period ended December 31, 2025, we were not in compliance with the asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 and we subsequently cured the non-compliance by entering into an amendment on February 27, 2026. As of March 31, 2026, we were not in compliance with the minimum asset coverage ratio of 1.05x under the 2025 Credit Agreement. On May 8, 2026, we received a waiver from the Lender under the 2025 Credit Agreement waiving the asset coverage ratio non-compliance as of March 31, 2026. No fees or consideration were paid in connection with the waiver. As of March 31, 2026, the outstanding principal under the 2025 Term Loan was $49.4 million.
Notwithstanding the waiver received on May 8, 2026, we concluded that substantial doubt exists about our ability to continue as a going concern, as further described in Note 1 Summary of business and significant accounting policies. Based on our current financial forecasts, we do not expect to be able to comply with our financial covenants under the 2021 Credit Agreement and 2025 Credit Agreement within the next twelve months. We are actively evaluating potential remediation options, including seeking waivers or amendments from the lenders; however, no waiver or amendment, other than for the existing waiver, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. Given the absence of a waiver or amendment obtained prior to the issuance of these condensed consolidated financial statements, ASC 470-10-45 Debt requires us to classify as current, all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement, the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
payable. As a result, the outstanding balance under the 2025 Credit Agreement has been classified as short-term debt in the condensed consolidated balance sheet as of March 31, 2026.
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
Securities Purchase Agreement
On February 27, 2026, we entered into a securities purchase agreement (Securities Purchase Agreement) with YA II PN, Ltd. (YA II PN), a fund of Yorkville Advisors Global, LP, in connection with the issuance and sale by us of convertible debentures (the Convertible Debentures) issuable in an aggregate principal amount of up to $50.0 million. The Convertible Debentures will be convertible into shares of our Class A common stock, par value $0.0001 per share (the Common Stock) (as converted, the Conversion Shares). Conversion of the Convertible Debentures will dilute the ownership interests of existing stockholders. Pursuant to the Securities Purchase Agreement, YA II PN purchased $25.0 million in aggregate principal amount of Convertible Debentures upon the signing of the Securities Purchase Agreement. Subject to certain closing conditions, YA II PN would have been able to purchase an additional $5.0 million in aggregate principal amount of Convertible Debentures on the day prior to the filing of the Initial Registration Statement (defined below); however, the closing conditions were not met. YA II PN may still purchase and we may issue an additional $20.0 million in aggregate principal amount of Convertible Debentures on or about the second business day following the satisfaction of certain additional closing conditions, including gaining effectiveness of the Initial Registration Statement by May 15, 2026. If the closing conditions for the third tranche of Convertible Debentures are not met and remain uncured, we may trigger an event of default under the Convertible Debentures.
In connection with the Securities Purchase Agreement, we entered into a registration rights agreement (Registration Rights Agreement) with YA II PN pursuant to which YA II PN is entitled to certain registration rights under the Securities Act, and YA II PN has been granted demand registration rights and piggyback registration rights in addition under certain conditions. Under the Registration Rights Agreement, we were required to file a preliminary prospectus registration statement on Form S-1, which was filed on March 20, 2026 with the SEC, to register the resale by YA II PN of all Conversion Shares (Initial Registration Statement) and are required to have the Initial Registration Statement declared effective by the SEC by May 15, 2026. As of the date of this Quarterly Report on Form 10-Q, the Initial Registration Statement has not been declared effective. Failure to have the Initial Registration Statement declared effective by the SEC by May 15, 2026 would constitute a default under the Convertible Debentures, which if uncured within the timeframe set forth therein, could give rise to an event of default thereunder.
The Convertible Debentures accrue interest at 0% per annum, unless (i) certain interest rate adjustment events occur, upon which the Convertible Debentures will bear interest at an annual rate of 5.00% until such interest rate adjustment event is resolved, or (ii) we have issued Conversion Shares that reaches a capped level within the first six months or an event of default occurs and remains uncured, upon which the Convertible Debentures will bear interest at an annual rate of 18.00%. The Convertible Debentures will mature in August 2027, unless previously redeemed. The Convertible Debentures may be redeemed prior to maturity if the volume weighted average price of our stock is less than $1.1453 on the date the redemption notice is delivered, with a redemption premium of 7% of the principal amount being paid. The Convertible Debentures will be issued at an original issue discount of 3.00%.
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
We shall not issue any Common Stock upon conversion of the Convertible Debentures held by YA II PN if the issuance of such Common Stock underlying the Convertible Debentures would exceed the aggregate number of Common Stock that we may issue upon conversion of the Convertible Debentures in compliance with our obligations under the rules or regulations of Nasdaq Stock Market (the Exchange Cap). The Exchange Cap will not apply under certain circumstances, including if we obtain the approval of our stockholders as required by the applicable rules of the Nasdaq Stock Market for issuances of Common Stock in excess of such amount, or if we obtain a written opinion from outside counsel that such stockholder approval is not required. In addition, for the first six months following the date of the Securities Purchase Agreement, we shall not issue any Conversion Shares to the extent that the aggregate number of Conversion Shares that we have issued would exceed 47,650,000 common shares. Any portion of the Convertible Debentures may be converted at any time and from time to time, subject to the Exchange Cap.
We determined the conversion feature of the Convertible Debentures created a derivative liability that required bifurcation from the host debt instrument. At the issuance date, the derivative liability had a fair value of $30.9 million and was recorded in other long-term liabilities on the condensed consolidated balance sheets. The resulting total debt discount, considering the original issue discount, fair value of the conversion feature and debt issuance costs, was limited to the outstanding aggregate principal amount of the Convertible Debentures of $25.0 million. The total debt discount of $25.0 million is being amortized to interest expense over the term of the Convertible Debentures. The excess of the derivative liability fair value of $7.6 million was recognized as derivative expense in other income (expense), net, in the condensed consolidated statements of operations for the three months ended March 31, 2026. The fair value of the derivative liability was determined using a Monte Carlo simulation and changes in the fair value were recorded in other income (expense), net, in the condensed consolidated statements of operations. As of March 31, 2026, the outstanding principal of the Convertible Debentures was $25.0 million.
Based on our current financial forecast, we do not expect to be able to comply with our financial covenants under the 2021 Credit Agreement and 2025 Credit Agreement within the next twelve months. We are actively evaluating potential remediation options, including seeking waivers or amendments from the lenders; however, no waiver or amendment, other than for the existing waiver, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. Given the absence of a waiver or amendment obtained prior to the issuance of these condensed consolidated financial statements, ASC 470-10-45 Debt requires us to classify as current, all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement, and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. As a result, the outstanding balance under the Convertible Debentures has been classified as short-term debt in the condensed consolidated balance sheet as of March 31, 2026.
Liquidity and Going Concern
The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the normal course of business. U.S. GAAP requires an evaluation of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. This evaluation initially does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt exists, management evaluates the mitigating effect of its plans to the extent it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
During the three months ended March 31, 2026, our performance continued to be adversely impacted by an increasingly global competitive landscape, consumer-related macroeconomic issues resulting in a softer global consumer market, rising memory costs and supply constraints. During the three months ended March 31, 2026 and 2025, total revenue was $99.1 million and $134.3 million, respectively, representing a 26.2% decline year-over-year. As a result, we incurred operating losses of $57.2 million and operating cash outflows of $36.6 million during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $40.7 million and $49.7 million, respectively, an aggregate principal debt balance outstanding of $99.9 million and $69.3 million, respectively, and an accumulated deficit of $855.9 million and $775.1 million, respectively. Additionally, as of March 31, 2026, we were not in compliance with the financial covenants under our 2025 Credit Agreement due to the impact of the timing of redemption of sales incentives, revenue mix, and timing of working capital changes which impact the covenant calculation. We subsequently received a waiver from the lender of the 2025 Credit Agreement on May 8, 2026. Future non-compliance with financial covenants may limit our access to existing credit facilities or result in an acceleration of debt obligations, which would further adversely impact liquidity.
As of March 31, 2026, and through the issuance date of these financial statements, our forecast has been significantly impacted by events which were not known or reasonably knowable as of the issuance date of our annual financial statements including: (1) unprecedented increases and volatility in memory costs, including unexpected price increases ranging from 80% to 115% in the last week of March 2026; (2) communication from our memory suppliers in April 2026 regarding planned reductions in the production of the memory used in our products causing a reduction in forecasted sales volumes of certain products which also impacted our expected utilization of materials subject to a non-cancelable non-refundable purchase commitment of $24.5 million; and (3) indications in April and May 2026 of further softness in the sales channel. As a result, we expect to continue to incur operating losses and negative operating cash flows, further reducing liquidity and increasing reliance on external sources of capital. Additionally, we have not met certain covenants in the last two quarters which were subsequently cured or waived and do not expect to be able to meet the future minimum financial covenants in our 2021 Credit Agreement and 2025 Credit Agreement, including, but not limited to minimum liquidity, minimum EBITDA and a minimum asset coverage ratio, as further discussed in Note 4.Financing arrangements . As a result, we have classified as current, all obligations under the 2021 Credit Agreement, 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. Based on current projections,we do not expect to have sufficient liquidity to meet our obligations as they become due within one year after the issuance of these condensed consolidated financial statements. These conditions, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.
In response to these conditions, we have received approval from our Board of Directors to engage outside advisors to evaluate strategic alternatives including a potential sale or merger of the business and have engaged outside advisors to explore opportunities within the defense and aerospace sector to leverage our existing technology in new markets and product categories. We are also evaluating opportunities to sell certain non-critical assets and to secure additional financing through debt or equity securities. We are actively evaluating potential remediation options for the expectation that we will be unable to comply with our financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement within the next twelve months, including seeking waivers or amendments from the lenders. We continue to focus on optimizing the revenue mix and pricing strategies, and reducing operating expenses through disciplined cost management. Management announced a restructuring plan in April 2026 to reduce our global workforce by approximately 23% compared to our headcount ending Q1 2026, as discussed in Note 13.Subsequent events. The restructuring plan is being implemented in the second quarter of 2026 and is expected to be substantially complete by the end of 2026. We expect to incur an aggregate severance charge in the range of $11.5 million to $15.0 million.
We have evaluated whether the plans described above are sufficient to alleviate the substantial doubt about our ability to continue as a going concern. Under this evaluation, we assessed whether it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the conditions and events that raise substantial doubt. We have determined

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
that, while the plans described above are intended to improve our liquidity and operating results, certain elements of these plans have not been fully implemented and are dependent upon factors outside our control, including the ability to secure additional financing and the successful execution of new market initiatives, and therefore cannot be deemed probable. As a result, substantial doubt about our ability to continue as a going concern has not been alleviated. There can be no assurance that we will be able to generate the level of operating revenue or reduce operating expenses to levels to achieve profitability and generate cash, obtain waivers or amendments from the lenders related to financial covenants, source additional financing or ensure the availability of strategic alternatives on acceptable terms, if at all. Without obtaining additional sources of financing or consummating a strategic transaction, our ability to continue as a going concern would be materially and adversely impacted, and we may be required to significantly reduce, restructure or cease operations. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025	% Change
Net cash provided by (used in):
Operating activities	$(36,618)	$(57,186)	(36)%
Investing activities	$(1,043)	$(1,305)	(20)%
Financing activities	$28,808	$24,871	16%
Cash flows from operating activities
Cash used in operating activities of $36.6 million for the three months ended March 31, 2026 was primarily attributable to a net loss of $80.8 million, partially offset by net cash inflows from other non-cash expenses of $30.9 million and changes in our working capital of $13.3 million. Working capital changes for the three months ended March 31, 2026 of $13.3 million were the result of a $31.5 million decrease in accounts receivables and a $6.2 million decrease in inventory, partially offset by a $24.3 million decrease in accounts payable and other liabilities.
Cash flows from investing activities
Cash used in investing activities of $1.0 million for the three months ended March 31, 2026 was primarily attributable to net purchases of property and equipment of $1.0 million.
Cash flows from financing activities
Cash provided by financing activities of $28.8 million for the three months ended March 31, 2026 was primarily attributable to net proceeds of $30.3 million from our 2021 Credit Facility and our Convertible Debentures, partially offset by payment of debt issuance costs of $0.9 million related to the Convertible Debentures and $0.4 million in tax payments for net restricted stock unit settlements.

Indemnifications
The information set forth under Note 10 Commitments, contingencies, and guarantees in the Notes to condensed consolidated financial statements under the caption Indemnifications is incorporated herein by reference.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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
•adjusted EBITDA and non-GAAP net income (loss) excludes a gain (loss) related to a derivative liability because it is not reflective of ongoing operating results in the period, and hinders our ability to assess core operational performance;
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
•non-GAAP net income (loss) excludes non-cash interest expense as it is not related to our core operating performance or reflective of ongoing operating results in the period;
•non-GAAP net income (loss) includes income tax adjustments which reflect the current and deferred income tax expense (benefit) and the effect of non-GAAP adjustments;
•GAAP and non-GAAP net income (loss) per share includes the dilutive, tax effected cash interest expense associated with our 2025 convertible senior notes and Convertible Debentures in periods of net income, as if converted at the beginning of the period; and
•other companies may calculate these non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended March 31,
(in thousands)	2026	2025
Net loss	$(80,820)	$(46,709)
Income tax expense	1,845	1,652
Interest expense, net	3,669	248
Depreciation and amortization	1,794	1,718
POP display amortization	1,769	1,732
Stock-based compensation	2,998	5,370
(Gain) loss on insurance recovery	—	(424)
(Gain) loss on extinguishment of debt	8,870	—
(Gain) loss on revaluation of warrants	(2,750)	—
(Gain) loss related to derivative liabilities	13,204	—
Goodwill impairment	—	18,600
Restructuring and other costs	(360)	2,106
Adjusted EBITDA	$(49,781)	$(15,707)
The following table presents a reconciliation of net loss to non-GAAP net loss:

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
Net loss	$(80,820)	$(46,709)
Stock-based compensation	2,998	5,370
Acquisition-related costs	470	472
Restructuring and other costs	(360)	2,106
Non-cash interest expense	1,845	—
(Gain) loss on sale and/or license of intellectual property	(1,200)	—
(Gain) loss on insurance recovery	—	(424)
(Gain) loss on extinguishment of debt	8,870	—
(Gain) loss on revaluation of warrants	(2,750)	—
(Gain) loss related to derivative liabilities	13,204	—
Goodwill impairment	—	18,600
Income tax adjustments	67	1,141
Non-GAAP net loss	$(57,676)	$(19,444)

GAAP diluted net loss per share	$(0.50)	$(0.30)
Non-GAAP diluted net loss per share	$(0.35)	$(0.12)

GAAP and non-GAAP shares for diluted net loss per share	163,208	156,438

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com is denominated in U.S. dollars and various foreign currencies. Revenue generated from our international retail sales channel is generally priced in U.S. dollars; however, we typically evaluate and adjust our international selling prices to reflect local exchange rate fluctuations. The strength of the U.S. dollar relative to other foreign currencies can negatively impact revenue, gross margin and net income (loss) per share due to our sales outside of the United States. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. dollar would result in an estimated $4.4 million impact on our earnings for the three months ended March 31, 2026. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Romanian leu, Australian dollar, and Canadian dollar. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of March 31, 2026, based on the evaluation of these controls and procedures required by Rules 13a-15(b) and 15d-15 of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1., Note 10 Commitments, contingencies, and guarantees, to the Notes to condensed consolidated financial statements of this Quarterly Report on Form 10-Q for the three months ended March 31, 2026.

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control, that have in the past and could in the future materially and adversely affect our business, financial condition, and results of operations. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition or future results of operations. Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and all other information contained in this Quarterly Report on Form 10-Q before making an investment decision. The risk factors contained in our public filings do not identify all risks that we face; our business, financial condition, operations, and/or future operating results could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
Risks related to our business and industry
We have incurred substantial operating losses in the last several years, and we may not be able to achieve revenue growth or profitability in the future, and if revenue growth or profitability is achieved, we may not be able to sustain it.
In the first quarter of 2026, we incurred an operating loss of $57.2 million, compared to an operating loss of $45.2 million in the first quarter of 2025, due to the combination of tariffs, lower promotional activity, an increasingly global competitive landscape, consumer-related macroeconomic issues resulting in a softer global consumer market, and the cost and availability of memory and other semiconductors. Our total revenue decreased from $134.3 million in the first quarter of 2025 to $99.1 million in the first quarter of 2026. We cannot be certain that we will be able to return to profitability through a combination of revenue growth, gross margin improvement, and actions we have taken and will continue to take to reduce our operating expenses.
Looking ahead, we may experience lower levels of revenue, or lower gross margin for a variety of reasons, including, among other factors: ineffective or untimely investments in product innovation and development; product cost overruns; any delays or issues with our new product launches, such as the delayed launch of MAX2; increased component costs, including both the cost and supply of memory and other semiconductors; disrupted production due to decreased availability of critical components like memory and silicon; lower levels of marketing and advertising spend and its effectiveness thereof; increasing freight rates; shipping delays; increased supply chain costs; lower average sales pricing for our cameras; or a recession or other sustained adverse market events or macroeconomic factors such as volatility of tariff rates, or geopolitical events and uncertainty, including the effects of global conflicts, that materially impact consumer purchases of discretionary items, such as our products. For example, recently, the cost of memory components has increased sharply, including unexpected price increases ranging from 80% to 115% in the last week of March 2026. Currency exchange rate fluctuations may also negatively impact revenue and gross margin. While we have taken and will continue to take actions to moderate operating expenses, we cannot guarantee that we will be able to return to profitability through a combination of revenue growth, significant gross margin improvement, and operating expense reductions.
We may continue to experience fluctuating revenue, expenses, and profitability for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that impact our revenue growth or profitability.
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
In order to manage our profitability, we will need to effectively manage our existing resources and may also have to continue to reduce costs. We implemented company-wide restructurings of our business, including in March 2024, August 2024, October 2024 and 2026 (announced April 2026), resulting in a reduction in our global workforce, the elimination of certain open positions and reduction of certain office space, as well as the elimination of several high-cost initiatives, to optimize our cost structure and focus our resources on cameras, accessories, subscription and service, and tech-enabled helmets. In 2025, we reduced our spending on research and development by 32% and decreased our spending on marketing by 37%. Our continued reductions in research and development spending may constrain the breadth of our product roadmap and ability to innovate. Our continued reductions in sales and marketing may reach a level at which we are unable to generate sufficient consumer awareness and demand to sustain our revenue targets, particularly given our dependence on brand marketing and community engagement to drive camera sales and subscription attach rates.
Reductions in force may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, difficulty in recruiting employees in the future, and the risk that we may not achieve the anticipated benefits of the reduction in force. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the responsibilities of departed employees among our remaining employees. Significant reductions in general and administrative functions, including finance, legal, human resources, and information technology, may impair our ability to comply with our SEC reporting and other regulatory obligations on a timely basis, maintain effective disclosure controls and procedures and internal control over financial reporting, manage ongoing and potential litigation, prevent IT system disruptions or information security lapses, and support day-to-day business operations. Any failure to maintain effective internal controls could result in a material weakness determination, restatement of financial results, loss of investor confidence, regulatory action, or litigation, any of which could materially and adversely affect our business, financial condition, and the price of our Class A common stock.
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
Key components of our products include memory, microprocessors, and other semiconductors. There has been a worldwide, unprecedented shortage of available semiconductor components due to the increase of demand by artificial intelligence data centers, which require substantially higher processing bandwidth and memory capacity, competition from other consumer products that use similar components as our cameras, and manufacturing capacity constraints, including back-end assembly and testing. Memory component prices have increased sharply, including unexpected price increases ranging from 80% to 115% in the last week of March 2026. The significant industry-wide shortages and volatility in selling prices could continue to adversely affect our business as we compete for these components in the marketplace. Since the price of semiconductors and other critical components continues to increase and the lack of availability continues, we have had to, and may in the future need to, increase prices to offset these significant component costs and we may not be able to fully offset such higher costs through price increases. We also may not be able to manufacture enough products to meet forecasted demand. An increase in our product prices could lead to reduced consumer demand, which would adversely affect our business, revenue, and results of operations. An increase of price could also reduce the competitiveness of our products and enable foreign competitors to offer a lower-priced alternative and gain a larger market share, which would adversely affect our financial condition. Significant shortages within the semiconductor industry have resulted in a lengthening of the manufacturing lead time for memory and other semiconductor components used in our products, which may increase the manufacturing lead time of our products and adversely impact our revenue or manufacturing capacity. Extended lead times and shortages could impair our ability to meet our customer requirements, require us to pay higher prices or incur expedite fees, which could negatively impact our gross margins and results of operations.
We may not be able to acquire and retain subscribers at all or at historical rates and subscriber count may decrease which could adversely impact our results of operations and our ability to be profitable.
We have experienced high subscriber growth in past years, but we may not be able to sustain such growth in the future or our subscriber count could decrease. In 2022 and 2023, the number of subscribers grew 43% and 12%, respectively, year-over-year. However, in the first quarter of 2026, our subscriber base declined 8% year-over-year to 2.26 million. Our subscription service is the highest gross margin product we offer. Our revenue growth and profitability are dependent on our ability to continuously attract and retain subscribers, and we cannot be certain that efforts to do so will be successful. Any changes to our subscription offerings, or increases to the offering costs, could have an adverse effect on the success and profitability of our subscription service, attracting new subscribers and retaining existing subscribers. There are many factors that could lead to slowing subscriber growth or a decline in subscribers, including a decline in camera sales, attach rates or retention rates, our failure to introduce new features, benefits, products, or services that customers desire, delay of product launches, changes to existing products, services, and pricing that are not favorably received by our customers, or changes in the perceived value of our offerings. If the attach rate is less than what we forecasted, this could have a negative impact on our overall subscriber growth plans. A decline in subscribers could have an adverse effect on our business, financial condition, and operating results.
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
Our profitability also depends on expanding into new markets with new capture perspectives, including with tech-enabled helmets currently in development. We cannot be assured that we will be successful in expanding into markets with new capture perspectives. New markets that we attempt to enter may be highly competitive, and we may have limited experience in those emerging markets. In addition, our significant reductions in research and development spending and headcount may constrain the breadth of our product roadmap and ability to innovate. Our cost reduction measures may also limit our ability to invest in a broader product roadmap, which could narrow the scope of our future product offerings, reduce our ability to enter new markets, and constrain our total addressable market. A narrower product roadmap makes us more dependent on a limited set of product lines that are subject to increasing competitive pressure and margin erosion. If we are not successful in expanding into additional markets, and enabling new capture perspectives, we might not be able to achieve profitability and we may not recognize benefits from our investment in new areas.
We are also pursuing new market opportunities for our technology and products within the defense and aerospace sectors. In developing and marketing new products and services or adapting our technology and products for defense or aerospace applications, we expect to invest significant time and resources, including capital, and the attention of management and our Board of Directors could be diverted from other business operations. Our planned timeline for the development and introduction of new products or services may not be achieved, our expenditures may exceed revenues for longer than we anticipate, and our price and profitability targets may not prove feasible. Our ability to achieve anticipated business performance and financial results from our new business pursuits could be adversely impacted for a variety of reasons and unforeseen events, including but not limited to, lower than anticipated customer demand, higher capital needs, staffing shortages, and reduced liquidity. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services in the way we anticipate. External factors, such as competitive alternatives, including potential U.S. federal government programs and existing government contracts with defense contractors, shifting market preferences and commercial and/or regulatory challenges may also impact the successful implementation of a new product or service. In addition, our pursuit of defense and aerospace opportunities, or any actual or perceived association with or funding from the U.S. government, could subject us to retaliatory actions by foreign governments, including sanctions, import or export restrictions, or other measures that could limit our ability to sell products in, or source components from, those markets, which could materially and adversely affect our revenue and supply chain. Failure to successfully manage these risks in the development and implementation of our new products or services could have a material adverse effect on our business, results of operations and financial condition.
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
Some of the key components used to manufacture our products come from a limited or single source of supply, or from a supplier that could potentially become a competitor. For our camera designs, we incorporate system-on-chips, sensors, lens, batteries and memory solutions that critically impact the performance of our products. These components have unique design and performance profiles, and as a result, it is not commercially practical to support multiple sources for these components for our products. Our dependence on such limited or single source suppliers subjects us to the risk of shortages, interruptions, price fluctuations, potential capacity limitations due to increased demand, and long lead times in the supply of these components and the risk that our suppliers discontinue or modify components used in our products. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules, and such lead times could increase as a result of shipping disruptions, global conflicts, including any escalations or expansions of those conflicts, or other factors.
If we lose access to components from a particular supplier, experience increased competition for components, or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers or submit orders directly through supplier’s vendors of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Further, if suppliers significantly increase prices of components due to inflationary pressures or other factors, increase their commitment requirements, or require cash in advance payment, we may need to identify and qualify one or more replacement suppliers. For example, recently, the cost of memory components has increased sharply, including unexpected price increases ranging from 80% to 115% in the last week of March 2026. Developing suitable alternate sources of supply for these components may be time-consuming, difficult and costly, and we may not be able to source these components from alternative suppliers on terms that are acceptable to us, or at all, which may adversely affect our ability to meet our development requirements or to fill our orders in a timely or cost-effective manner. Disruptions or loss of any of our limited or single source suppliers, or capacity limitations of the suppliers for components, could increase our costs, curtail growth opportunities, cause material delays, and adversely impact our business, financial results, and customer relationships.
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
Risks related to our liquidity and indebtedness
Our history of operating losses and negative cash flows from operations has raised substantial doubt about our ability to continue as a going concern.
We have expressed substantial doubt about our ability to continue as a going concern due to our history of operating losses and negative cash flows from operations, which have caused us to obtain relief from certain covenants in the 2021 Credit Agreement and 2025 Credit Agreement. Without the covenant relief, we would have been in default under the 2021 Credit Agreement and 2025 Credit Agreement and may have raised cross-default issues with respect to our other debt instruments. Our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 have been prepared assuming we will continue as a going concern, which contemplates the continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the normal course of business. Our ability to continue operating as a going concern depends on, among other things, our ability to generate revenue in the future, the rate of revenue growth, our ability to utilize our properties and other assets, and our ability to obtain additional financing. Factors that could impact our future revenue and cash generation include, but are not limited to, tariffs, rising component costs and supply constraint, including but not limited to unprecedented increases and volatility in memory costs, reductions in the production of the memory components used in our products, further inflation, rising interest rates, softness in the sales channel and continued recessionary conditions or competition. If we are not successful in maintaining demand for our products, if component costs, including memory costs, continue to rise, or if macroeconomic conditions further constrain consumer demand, we may experience additional adverse impacts to revenue and profitability. Additional actions within our control to maintain liquidity and operations include optimizing our revenue mix and pricing strategies, and further reducing operating expenses in all areas of the business and further headcount reduction actions. We have also engaged outside advisors to evaluate strategic alternatives including a potential sale or merger of the business and are exploring opportunities within the defense and aerospace sector to leverage our existing technology in new markets and product categories. We are also evaluating opportunities to sell certain non-critical assets, and to secure additional financing through debt or equity securities. However, the cash costs associated with restructuring actions, including severance payments, facility exit costs, and contract termination fees, may further strain our near-term liquidity and could accelerate the timing of a covenant breach or the need for additional financing. Our ability to continue as a going concern also may rely on additional strategies to mitigate costs, including potential restructuring or ongoing cost management, and those initiatives may fail.
The Company’s operations have been negatively impacted by the ongoing tariffs and the rapidly increasing price of memory. Macroeconomic factors, memory costs and availability, and competition have caused revenue to come in below our expectations for the first quarter of 2026. Going forward, we may experience lower levels of revenue, lower product margins, or higher levels of operating expenses for a variety of reasons, including ineffective or untimely investments in product innovation and development; cost overruns; any delays or issues with our new product launches, such as the delayed launch of MAX2; increased component costs, including both the cost and supply of memory and other semiconductors; disrupted production due to decreased availability of critical components like memory and silicon, lower levels of marketing and advertising spend and its effectiveness; increasing freight rates; shipping delays; increased supply chain costs; lower average sales pricing for our cameras; or a recession or other sustained adverse market events or macroeconomic factors such as volatility of tariff rates, or geopolitical events and uncertainty, including the effects of global conflicts, that materially impact consumer purchases of discretionary items, such as our products. We may need to raise additional capital to fund operating losses, develop new or enhanced products and services, retain and hire employees, respond to competitive pressures, acquire technologies, support future expansion, or respond to unanticipated events or requirements before then. In order to mitigate the going concern issues, we are actively considering strategic alternatives, realizing assets on our balance sheet, managing our continuing operations, implementing cost-cutting measures and seeking to sell or monetize certain assets. Certain monetization actions may require approval by the lenders of our Credit Facilities. We may not be successful in any of these efforts. The substantial doubt about our ability to continue as a going concern may adversely affect the price of our Class A common stock, our ability to raise capital or enter into strategic transactions and partnerships, our relationships with key stakeholders, and market perception. In particular, our financial condition may cause retailers, distributors, and other channel partners to reduce their purchases of our products, demand more favorable payment or return terms, limit the shelf space or inventory levels they are willing to carry, or cease doing business with us altogether. Any such actions by channel partners could further reduce our revenue and sell-through, accelerate declines in our subscriber attach rates, and materially and adversely affect our liquidity and results of operations.
We are evaluating financing our future capital requirements through a combination of debt, equity and/or other facilities. There can be no assurance that any additional financing will be available to us on satisfactory terms and conditions, if at all. If adequate funds are not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures, adverse general economic conditions or unanticipated events or downturns in our business, any of which could have a further material adverse effect on our business, financial condition and operating results. If we are unable to raise sufficient funding, whether via debt or equity, or if we are not otherwise able to achieve management’s cash flow forecast to allow us to maintain our debt covenant compliance, satisfy our debt obligations in the near future, or maintain our liquidity and operations in the ordinary course, our business, results of operations, financial condition, and cash flows could be materially and adversely affected and we may be forced to terminate, significantly curtail or cease our operations or to pursue other alternatives, including, but not limited to, commencing a case under the U.S. Bankruptcy Code.
We are evaluating strategic alternatives, and there can be no assurance that this process will result in a transaction or other outcome that enhances stockholder value.
In May 2026, we have received approval from our Board of Directors to engage a financial advisor to assist in actively considering strategic alternatives, which may include, among other things, a sale or merger of the Company, a sale or license of certain assets or intellectual property, strategic investments, partnerships, or other transactions. There can be no assurance that the exploration of strategic alternatives will result in any transaction or other strategic outcome. The process of evaluating strategic alternatives may be time-consuming and disruptive to our business operations, may divert the attention of our management and Board of Directors from our day-to-day operations, and may result in the loss of key employees who may be uncertain about their future roles. The process may also result in the disclosure of proprietary or competitively sensitive information to potential counterparties.
There can be no assurance that we will receive any offers, or that we will be able to consummate a strategic alternative on attractive terms, or at all, or that any strategic alternative we pursue would lead to increased stockholder value. Our ability to attract potential acquirers or transaction partners may be limited by, among other things, our declining revenue and operating losses, our level of indebtedness and the restrictive covenants in our Credit Facilities and Convertible Debentures, our stock price, the competitive environment, and prevailing macroeconomic and capital markets conditions. Certain of our debt instruments contain restrictions on asset dispositions, change of control provisions, and consent requirements that may limit the types of transactions available to us or reduce the proceeds we could realize from any such transaction. In particular, our 2025 Term Loan is subject to mandatory prepayment upon a change in control and requires a prepayment premium, and our 2021 Credit Facility and Convertible Debentures contain change of control and event of default provisions, any of which could reduce the net consideration available in a transaction or make a transaction less attractive to potential counterparties.
If we are unable to identify and consummate a strategic transaction on acceptable terms, or at all, we will need to continue to operate as a standalone business and fund our operations through existing resources, additional financing, and further cost reductions, any of which may not be sufficient to allow us to maintain operations, service our debt obligations, or return to profitability. The failure to successfully identify a strategic alternative could also result in negative market perception, further declines in the price of our Class A common stock, and increased difficulty in retaining employees and maintaining relationships with customers, suppliers, and other business partners. If our operations continue to be adversely impacted while we pursue strategic alternatives, the range and attractiveness of options available to us may narrow, and we may be required to pursue alternatives on less favorable terms or to consider other restructuring measures, including proceedings under the U.S. Bankruptcy Code.
We have substantial indebtedness in the form of convertible senior notes and credit agreements. Our indebtedness and corresponding cash debt service obligations could adversely affect our competitiveness, our liquidity, our operations, and our ability to obtain additional financing if necessary.
On August 4, 2025, we entered into a second lien credit agreement pursuant to which we borrowed $50.0 million. On November 5, 2025, we entered into Amendment No. 1 to the credit agreement and on February 27, 2026 we entered into Amendment No. 2 to the credit agreement (collectively, the 2025 Term Loan), in each case to modify certain financial covenants. As of March 31, 2026, the outstanding principal under the 2025 Term Loan was $49.4 million. The 2025 Term Loan is separate from our outstanding credit agreement which provides for a revolving credit facility, as amended from time to time (2021 Credit Facility, and together with the 2025 Term Loan, the Credit Facilities). Under the 2021 Credit Facility, we have borrowed $25.5 million as of March 31, 2026. On February 27, 2026, we entered into Amendment No. 3 to the 2021 Credit Facility to modify certain financial covenants, extend the maturity date and increase the interest rate.
Additionally, on February 27, 2026, we entered into a securities purchase agreement (Securities Purchase Agreement) with YA II PN, Ltd. (YA II PN), in connection with the issuance and sale by the Company of convertible debentures (the Convertible Debentures) issuable in an aggregate principal amount of up to $50.0 million, which Convertible Debentures will be convertible into shares of the Company’s Class A common stock, par value $0.0001 per share (the Common Stock) (as converted, the Conversion Shares). YA II PN purchased $25.0 million in aggregate principal amount of Convertible Debentures upon the signing of the Securities Purchase Agreement. In addition, subject to certain closing conditions, YA II PN would have been able to purchase an additional $5.0 million on the business day prior to the filing of the registration statement registering the resale of the Common Stock issuable upon conversion of the Convertible Debentures, which was filed with the SEC on March 20, 2026. On March 19, 2026, the closing conditions were not met. YA II PN may still purchase and we may issue an additional $20.0 million in aggregate principal amount of Convertible Debentures on or about the second business day following the satisfaction of certain additional closing conditions.

There can be no assurance that we will be able to repay our indebtedness when due, or that we will be able to finance our indebtedness, all or in part, on acceptable terms. In addition, our high level of indebtedness and corresponding high cash debt service obligations, could, among other things:
•heighten our vulnerability to downturns in our business, adverse general economic conditions and heightened competitive pressures;
•require us to dedicate a larger portion of our cash flow from operations to interest payments, limiting the availability of cash for other purposes;
•limit our ability to invest in our business and future business opportunities;
•limit our ability to refinance our indebtedness;
•limit our flexibility in planning for, or reacting to, changes in our business and industry;
•increase our cost of borrowing;
•place us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged; and
•impair our ability to obtain additional financing in the future or sell stock to fund our working capital, capital expenditures, debt repayments, acquisitions, general corporate purposes, or other purposes.
In future quarters, we anticipate non-compliance with the restrictive covenants of the Credit Facilities, and we may seek further covenant waivers or amendments from our lenders. The lenders or debenture holder may not provide any waiver(s) of compliance or amend the Credit Facilities or Convertible Debentures.
A default under any of the Credit Facilities or the Convertible Debentures could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay our indebtedness.
Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our ability to maintain and improve our operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which are beyond our control. Our existing liquidity and capital resources may not be sufficient to sustain our business condition and service our debt obligations and if our operating results do not meet our expectations or if we experience adverse financial, business and other factors that we do not currently anticipate, we could face liquidity constraints.
If we are unable to meet our liquidity requirements, we could be forced to sell assets, restructure or refinance our debt or raise additional capital through sales of equity or debt. We may be unable to take any of these actions on satisfactory terms or in a timely manner or at all, due to many factors, including our high level of indebtedness. Any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debt obligations could have a material adverse effect on us.
Our credit agreements impose restrictions on us that may adversely affect our ability to operate our business.
Both the 2025 Term Loan and the 2021 Credit Facility contain restrictive covenants relating to our capital raising activities and other financial and operational matters which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions, or otherwise impact our liquidity. Specifically, the 2025 Term Loan, as amended, revised the financial covenants to adjust the minimum EBITDA, minimum liquidity amount, and asset coverage ratio requirements. The 2021 Credit Facility, as amended, revised the financial covenants, extended the maturity date, and increased the interest rate. Our ability to comply with any particular financial covenant under the Credit Facilities depends on many factors, some of which are beyond our control (including, but not limited to, tariffs and component cost increases), and could result in material adverse consequences that negatively impact our business. Any of our future indebtedness may contain similar restrictions.

In future quarters, we anticipate non-compliance with the restrictive covenants of the Credit Facilities, and we may seek further covenant waivers or amendments from our lenders. We may also seek additional sources of financing to avoid a default under either of the Credit Facilities. We may not be able to obtain the necessary waiver or amendments or secure additional financing on favorable terms, or at all. Failure to comply with any particular covenant could result in default. In addition, each of the Credit Facilities and the Convertible Debentures contain a cross-default provision whereby a default under one agreement would result in default under the agreements covering other borrowings and vice versa. The occurrence of a default under any of these borrowing arrangements would permit the lenders under the Credit Facilities and Convertible Debentures to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If our lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
As of March 31, 2026, we have a remaining share repurchase authorization of $60.4 million under the current stock repurchase program authorized by our Board of Directors in January 2022 and February 2023. No shares of our Class A and Class B common stock were repurchased during the three months ended March 31, 2026.

Item 3. Defaults upon Senior Securities
As of March 31, 2026, the Company was not in compliance with the minimum asset coverage ratio of 1.05x under the 2025 Credit Agreement. On May 8, 2026, the Company received a waiver from the Lender under the 2025 Credit Agreement waiving the asset coverage ratio non-compliance as of March 31, 2026.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans of Directors and Executive Officers
None of the Company’s directors or officers, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule 10b5-1 trading arrangement (Rule 10b5-1 trading plan) or a non-Rule 10b5-1 trading arrangement (non-Rule 10b5-1 trading plan) during the first quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits
Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
4.1	Form of Convertible Debenture.	8-K	001-36514	4.01	March 05, 2026
10.1	Amendment No. 3 to Credit Agreement dated February 27, 2026, by and among GoPro, Inc. and Wells Fargo Bank, National Association, on behalf of the lenders thereunder.	8-K	001-36514	10.04	March 05, 2026
10.2	Amendment No. 2 to Credit Agreement dated February 27, 2026, by and among GoPro, Inc. and Farallon Capital, L.L.C., on behalf of the lenders thereunder.	8-K	001-36514	10.03	March 05, 2026
10.3	Waiver, dated May 8, 2026, under Amendment No. 2 to Credit Agreement dated February 27, 2026, by and among GoPro, Inc. and Farallon Capital, L.L.C., on behalf of the lenders thereunder.					X
10.4*	Securities Purchase Agreement, by and between GoPro, Inc. and YA II PN, Ltd, dated February 27, 2026.	8-K	001-36514	10.01	March 05, 2026
10.5	Form of Registration Rights Agreement.	8-K	001-36514	10.02	March 05, 2026
10.6§	Offer Letter to Brian Tratt from the Registrant, dated October 24, 2012.					X
10.7§	Offer Letter to Jason Stephen from the Registrant, dated May 23, 2025.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X
*    We have omitted the schedules or exhibits to this Exhibit in accordance with Regulation S-K Item 601(a)(5). A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.
§    Indicates a management contract or compensatory plan.
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

GoPro, Inc.
(Registrant)

Dated:	May 11, 2026	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	May 11, 2026	By: /s/ Brian Tratt
Brian Tratt Chief Financial Officer (Principal Financial Officer)

Dated:	May 11, 2026	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)