Form 10-Q
period 2026-06-30
GoPro, Inc.
filed 2026-08-10
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2026, 158,245,863 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.

GoPro, Inc.

Special note regarding forward-looking statements

This Quarterly Report on Form 10-Q of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K for the year ended December 31, 2025 and in Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2026 and June 30, 2026. Forward-looking statements include, but are not limited to, statements regarding our ability to achieve or sustain revenue growth or profitability; substantial doubt about our ability to continue as a going concern; our plans to improve product offerings, including potential expansion into defense and aerospace markets; projections of results of operations, research and development plans, and marketing plans; plans to manage our operating expenses effectively; dilution of our common stock; our ability to maintain compliance with Nasdaq listing requirements; plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; our ability to achieve profitability if there are delays in our product launches, increases in component costs, or shortages of key components, including due to our ability to retain or identify alternative suppliers in a timely fashion; the impact of negative macroeconomic factors including fluctuating interest rates, inflation, currency exchange rates, market volatility, and economic downturn or uncertainty that may adversely affect consumer discretionary spending; changes to trade agreements, trade policies, increased tariffs, and import/export regulations; the ability to grow camera sales to drive meaningful volume, revenue, and subscriber base; our ability to acquire and retain subscribers, and the risk that subscriber count may continue to decline; our reliance on third-party suppliers, including sole-source suppliers and contract manufacturers, including unprecedented increases and volatility in memory component costs; the effects of global conflicts and geopolitical issues such as the conflicts in the Middle East, Ukraine, or China-Taiwan relations on our business; the impact of competition on our market share, revenue, and profitability; our substantial indebtedness, including under our Credit Facilities, Convertible Debentures and 2026 Notes, and our ability to comply with financial covenants and the risk of cross-default; the risk that our evaluation of strategic alternatives may not result in a transaction or other outcome that enhances stockholder value; our ability to attract, engage, and retain qualified personnel; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the threat of a security breach or other disruption, including cyber-attacks; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q as a result of new information, future events or developments, or otherwise.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$27,265	$49,674
Accounts receivable, net	60,366	93,513
Inventory	86,745	78,431
Prepaid expenses and other current assets	54,690	30,951
Total current assets	229,066	252,569
Property and equipment, net	7,019	5,903
Operating lease right-of-use assets	9,220	11,138
Goodwill	133,751	133,751
Other long-term assets	19,400	24,622
Total assets	$398,456	$427,983

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$125,987	$97,012
Accrued expenses and other current liabilities	147,830	95,856
Short-term operating lease liabilities	7,547	12,069
Deferred revenue	50,876	52,636
Short-term debt	72,656	19,598
Total current liabilities	404,896	277,171
Long-term taxes payable	14,799	13,544
Long-term debt	—	44,322
Long-term operating lease liabilities	5,845	7,329
Other long-term liabilities	5,587	9,067
Total liabilities	431,127	351,433

Commitments, contingencies and guarantees (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 155,592 and 136,056 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	1,067,479	1,044,875
Treasury stock, at cost, 26,608 and 26,608 shares, respectively	(193,231)	(193,231)
Accumulated deficit	(906,919)	(775,094)
Total stockholders’ equity (deficit)	(32,671)	76,550
Total liabilities and stockholders’ equity (deficit)	$398,456	$427,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenue
Hardware	$75,953	$126,428	$148,103	$233,847
Subscription and services	28,981	26,215	55,896	53,104
Total revenue	104,934	152,643	203,999	286,951
Cost of revenue
Hardware	62,510	90,566	148,199	174,162
Subscription and services	10,761	7,414	19,831	14,977
Total cost of revenue	73,271	97,980	168,030	189,139
Gross profit	31,663	54,663	35,969	97,812
Operating expenses:
Research and development	29,646	30,503	58,081	60,060
Sales and marketing	29,016	25,275	52,234	48,533
General and administrative	11,983	12,892	21,881	29,834
Goodwill impairment	—	—	—	18,600
Total operating expenses	70,645	68,670	132,196	157,027
Operating loss	(38,982)	(14,007)	(96,227)	(59,215)
Other income (expense):
Interest expense	(6,442)	(1,436)	(10,560)	(2,233)
Other income (expense), net	(4,785)	330	(22,397)	1,278
Total other income (expense), net	(11,227)	(1,106)	(32,957)	(955)
Loss before income taxes	(50,209)	(15,113)	(129,184)	(60,170)
Income tax expense	796	1,309	2,641	2,961
Net loss	$(51,005)	$(16,422)	$(131,825)	$(63,131)

Basic and diluted net loss per share	$(0.30)	$(0.10)	$(0.79)	$(0.40)

Shares used to compute basic and diluted net loss per share	171,234	157,843	167,243	157,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2026	2025
Operating activities:
Net loss	$(131,825)	$(63,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,578	3,416
Non-cash operating lease cost	2,720	1,153
Stock-based compensation	7,054	10,486
Goodwill impairment	—	18,600
Deferred income taxes, net	581	(130)
Non-cash interest expense	5,682	—
Loss on extinguishment of debt	8,870	—
Gain on sale of intellectual property	(1,200)	—
Derivative expense	7,552	—
Changes in fair value of derivative liabilities	10,441	—
Other	(2,117)	284
Changes in operating assets and liabilities:
Accounts receivable, net	33,129	2,681
Inventory	(8,314)	36,234
Prepaid expenses and other assets	(20,435)	1,723
Accounts payable and other liabilities	39,385	(55,867)
Deferred revenue	(2,503)	(3,883)
Net cash used in operating activities	(47,402)	(48,434)

Investing activities:
Purchases of property and equipment, net	(2,063)	(1,783)
Proceeds from the sale and license of intellectual property	1,200	—
Net cash used in investing activities	(863)	(1,783)

Financing activities:
Proceeds from issuance of common stock	303	374
Taxes paid related to net share settlement of equity awards	(1,743)	(624)
Proceeds from borrowings	30,250	25,000
Repayments of borrowings	(1,850)	(20,000)
Payment of debt issuance costs	(941)	—
Net cash provided by financing activities	26,019	4,750

Effect of exchange rate changes on cash and cash equivalents	(163)	1,227
Net change in cash and cash equivalents	(22,409)	(44,240)
Cash and cash equivalents at beginning of period	49,674	102,811
Cash and cash equivalents at end of period	$27,265	$58,571

	Six months ended June 30,
(in thousands)	2026	2025
Non-cash investing and financing activities:
Non-cash consideration related to debt extinguishment	$8,731	$—
Debt extinguished in non-cash refinancing	$44,745	$—
Debt issued in non-cash refinancing	$44,884	$—
Debt discount related to derivative liability	$23,309	$—
Conversion of Convertible Debentures to common stock	$17,111	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity (deficit)
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2024	155,455	$1,026,527	$(193,231)	$(681,607)	$151,689
Common stock issued under employee benefit plans, net of shares withheld for tax	2,095	360	—	—	360
Taxes paid related to net share settlements	—	(503)	—	—	(503)
Stock-based compensation expense	—	5,143	—	—	5,143
Net loss	—	—	—	(46,709)	(46,709)
Balances at March 31, 2025	157,550	1,031,527	(193,231)	(728,316)	109,980
Common stock issued under employee benefit plans, net of shares withheld for tax	633	—	—	—	—
Taxes paid related to net share settlements	—	(121)	—	—	(121)
Stock-based compensation expense	—	4,478	—	—	4,478
Net loss	—	—	—	(16,422)	(16,422)
Balances at June 30, 2025	158,183	$1,035,884	$(193,231)	$(744,738)	$97,915

Balances at December 31, 2025	162,315	$1,044,875	$(193,231)	$(775,094)	$76,550
Common stock issued under employee benefit plans, net of shares withheld for tax	1,848	303	—	—	303
Taxes paid related to net share settlements	—	(429)	—	—	(429)
Stock-based compensation expense	—	2,527	—	—	2,527
Net loss	—	—	—	(80,820)	(80,820)
Balances at March 31, 2026	164,163	1,047,276	(193,231)	(855,914)	(1,869)
Common stock issued under employee benefit plans, net of shares withheld for tax	2,205	—	—	—	—
Taxes paid related to net share settlements	—	(1,314)	—	—	(1,314)
Stock-based compensation expense (Note 6)	—	4,406	—	—	4,406
Issuance of common stock (Note 4)	15,483	17,111	—	—	17,111
Net loss	—	—	—	(51,005)	(51,005)
Balances at June 30, 2026	181,851	$1,067,479	$(193,231)	$(906,919)	$(32,671)
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
The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected in future periods. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date, but does not include all the disclosures required by GAAP. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025, except for the policy and estimates used to account for the Company’s derivative financial instruments entered into in 2026.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
During the six months ended June 30, 2026, the Company’s performance continued to be adversely impacted by an increasingly global competitive landscape, consumer-related macroeconomic issues resulting in a softer global consumer market, rising memory costs and supply constraints. During the six months ended June 30, 2026 and 2025, total revenue was $204.0 million and $287.0 million, respectively, representing a 28.9% decline year-over-year. As a result, the Company incurred operating losses of $96.2 million and operating cash outflows of $47.4 million during the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $27.3 million and $49.7 million, respectively, an aggregate principal debt balance outstanding of $87.2 million and $69.3 million, respectively, and an accumulated deficit of $906.9 million and $775.1 million, respectively. Additionally, as of June 30, 2026, the Company was not in compliance with the financial covenants under its 2025 Credit Agreement due to camera revenue mix, a softer global consumer market, higher operating expenses and timing of working capital changes which impact the covenant calculations. The Company was also not in compliance with certain other covenants under the 2021 Credit Agreement and 2025 Credit Agreement that are described further below. The Company subsequently received waivers from the lenders of the 2021 Credit Agreement and 2025 Credit Agreement on July 9, 2026 with signing Amendment No. 4. and Amendment No. 3, respectively. Future non-compliance with financial covenants may limit the Company’s access to existing credit facilities or result in an acceleration of debt obligations, which would further adversely impact liquidity. Additionally, on July 9, 2026, the Company entered into a second supplemental fee letter (the Fee Letter), which provides for the payment of certain fees to the lender of the 2021 Credit Agreement, and that the Company shall, within 180 days after July 9, 2026, consummate a refinancing, sale or other transaction that causes all amounts outstanding under the 2021 Credit Agreement to be paid in full, as further discussed in Note 4 Financing arrangements. On July 9, 2026, the Company also entered into the 2026 Notes, as discussed in Note 13 Subsequent events, which provided a $20.0 million loan due in July 2028.
As of June 30, 2026, and through the issuance date of these financial statements, the Company’s forecast has been significantly impacted by events which were not known or reasonably knowable as of the original issuance date of the annual financial statements including: (1) Amendment No. 4 of the 2021 Credit Agreement requiring the outstanding balance of $24.4 million to be paid in full within 180 days from July 9, 2026; (2) changes in the Company’s arrangement with a contract manufacturer which will require the Company to purchase inventory directly from suppliers prior to product manufacturing which will impact ongoing working capital requirements; (3) continued increases and volatility in memory costs, including an initial unexpected price increases ranging from 80% to 115% in the last week of March 2026; (4) communication from the Company’s memory suppliers in April 2026 regarding planned reductions in the production of the memory used in its products causing a reduction in forecasted sales volumes of certain products which also impacted the Company’s expected utilization of materials subject to a non-cancelable non-refundable purchase commitment of $39.6 million; and (5) softness in the sales channel. As a result, the Company expects to continue to incur operating losses and negative operating cash flows, further reducing liquidity and increasing reliance on external sources of capital. For the periods ended December 31, 2025, March 31, 2026 and June 30, 2026, the Company was not in compliance with certain covenants under the 2021 Credit Agreement and the 2025 Credit Agreement, which were subsequently cured or waived. The Company continues to expect that it will not be able to comply with the future minimum financial covenants in its 2021 Credit Agreement and 2025 Credit Agreement, including, but not limited to minimum liquidity, minimum EBITDA, minimum asset coverage ratio and other covenants at the next measurement date. As a result, beginning with the period ended March 31, 2026, the Company classified as current all obligations under the 2021 Credit Agreement, 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. Further, pursuant to Amendment No. 4 of the 2021 Credit Agreement dated July 9, 2026, the outstanding balance of $24.4 million as of June 30, 2026 is due within 180 days of the amendment date. Based on current projections, which incorporate the $19.9 million of net proceeds received in July 2026 pursuant to the 2026 Notes, as discussed in Note 13 Subsequent events, the Company does not expect to have sufficient liquidity to meet its obligations under Note 4 Financing arrangements. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.
In response to these conditions, the Company, upon receipt of approval from its Board of Directors, engaged outside advisors to evaluate strategic alternatives including a potential sale or merger of the business and has

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
engaged outside advisors to explore opportunities within the defense and aerospace sector to leverage the Company’s existing technology in new markets and product categories. The Company is also evaluating opportunities to sell certain non-critical assets and to secure additional financing through debt or equity securities. The Company is actively evaluating potential remediation options for the expectation that it will continue to be unable to comply with its financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement within the next twelve months, including seeking additional waivers or amendments from its lenders. The Company is also evaluating refinancing and other options to repay the 2021 Credit Agreement under Amendment No. 4 within 180 day days. The Company continues to focus on optimizing the revenue mix and pricing strategies, and reducing operating expenses through disciplined cost management. The Company announced a restructuring plan in April 2026 to reduce its global workforce by approximately 23% compared to its headcount as of March 31, 2026, as discussed in Note 12 Restructuring charges. The Company began implementing the restructuring plan in the second quarter of 2026, however, is currently unable in good faith to estimate the amount, or range of amounts, expected to be incurred in connection with the remainder of the restructuring plan or to estimate the timing of future cash expenditures.
The Company has evaluated whether the plans described above and actions to date are sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Under this evaluation, the Company assessed whether it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the conditions and events that raise substantial doubt. The Company has determined that, while the plans described above are intended to improve the Company’s liquidity and operating results, certain elements of these plans have not been fully implemented and are dependent upon factors outside the Company’s control, including, but not limited to, successfully obtaining waivers related to expected covenant violations or amending the terms of the existing financing arrangements, identifying and securing additional financing and the successful execution of new market initiatives, and therefore cannot be deemed probable. As a result, substantial doubt about the Company’s ability to continue as a going concern, within one year after the date these condensed consolidated financial statements are issued, has not been alleviated. There can be no assurance that the Company will be able to generate the level of operating revenue or reduce operating expenses to levels to achieve profitability and generate cash, obtain waivers or amendments from the lenders related to financial covenants, source additional financing or ensure the availability of strategic alternatives on acceptable terms, if at all. Without obtaining additional sources of financing or consummating a strategic transaction, the Company’s ability to continue as a going concern would be materially and adversely impacted, and the Company may be required to significantly reduce, restructure, cease operations, or seek protection under the Federal bankruptcy laws although no specific plans to file for bankruptcy protection have been initiated. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
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
IEEPA Tariff Recovery. During the first quarter of 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were unlawful. On April 20, 2026, U.S. Customs and Border Protection launched the Consolidated Administration and Processing of Entries (CAPE) process, under which, companies can submit claims to seek refunds of previously paid IEEPA tariffs. The Company has elected to apply a gain contingency model in accordance with ASC 450-30, Gain Contingencies, to account for potential recoveries of previously paid IEEPA tariffs. Under this model, a gain contingency is not recognized in the condensed consolidated financial statements until the gain is realized or realizable, which is at the earlier of when U.S. Customs and Border Protection (CBP) affirms the Company’s refund claim or the refund is received in cash. Any recovery, when recognized, would be reflected as a reduction of cost of revenue. The Company paid an aggregate amount of $20.2 million in tariffs under the IEEPA. In connection with the 2025 Credit Agreement amendment on February 27, 2026, the Company entered into a Claim Sale and Purchase Agreement (the IEEPA

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Agreement) with the lender on February 19, 2026, pursuant to which the Company transferred to the lender certain of the Company’s rights and claims for potential refunds of tariffs previously paid under IEEPA, representing an aggregate claim amount of approximately $19.4 million (the IEEPA Claim), as further discussed in Note 4 Financing arrangements. On the date of transfer, the Company assigned no value to the IEEPA Claim on the condensed consolidated balance sheet due to the significant uncertainty of any potential recovery prior to the U.S. Supreme Court’s ruling in Learning Resources, Inc. v. Trump. As a result of the IEEPA Agreement, the Company will not have rights for any future proceeds from the transferred IEEPA Claim. Refer below to the Company’s accounting policy on derivative financial instruments related to the IEEPA Claim and to Note 2 Fair value measurements for the fair value of the IEEPA Claim as of June 30, 2026. In the second quarter of 2026, the Company received approval by CBP of certain submitted refund claims relating to previously paid IEEPA tariffs as part of the Phase 2 CAPE tariff refunds. As a result, the Company recorded an $18.9 million reduction to cost of revenue and increase to other current assets for the approved refund claims in the three and six months ended June 30, 2026. Pursuant to the IEEPA Agreement, any related proceeds attributable to the IEEPA Claim, when received, will be remitted to the lender under the 2025 Credit Agreement, and accordingly, the Company has recorded a liability for these amounts. Subsequent to June 30, 2026, the Company received $17.9 million of refunds from CBP, which also included interest.
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
In the first quarter of 2026, the Company identified goodwill impairment triggering events, including (i) the conclusion of substantial doubt regarding the Company’s ability to continue as a going concern, which represents a negative qualitative indicator; and (ii) a significant decline in revenue and gross margin compared to the prior year period. As a result, the Company performed an interim qualitative goodwill impairment assessment as of March 31, 2026. The Company evaluated each triggering event and concluded that, while they represent negative qualitative factors, the quantitative evidence did not indicate that these events would more likely than not reduce the reporting unit’s fair value below its carrying amount. Using the market capitalization approach, the fair value of the Company’s single reporting unit is estimated based on the trading price of its stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business. Specifically, as of March 31, 2026, the Company’s market capitalization of $126.4 million exceeded the carrying value of its single reporting unit of negative $1.9 million by approximately

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
101%, before any acquisition control premium, representing the synergies a market participant would obtain when obtaining control of the business. Based on this assessment, the Company concluded it is not more likely than not that the fair value of its single reporting unit is less than its carrying value, and no goodwill impairment charge was recorded in the first quarter of 2026.
Additionally, the Company has not identified goodwill impairment triggering events since the issuance of its first quarter financial information and through the end of the second quarter of 2026. As such, the Company concluded that it is not more likely than not that the fair value of its single reporting unit is less than the carrying value as of June 30, 2026. While there was no required goodwill impairment test, the Company’s market capitalization of $141.5 million exceeded the carrying value of its single reporting unit of negative $32.7 million or over 100% as of June 30, 2026, which was not adjusted for an acquisition control premium, which would further increase the percentage the fair value exceeded the carrying value.
The estimated fair value of the Company’s single reporting unit is affected by volatility in the Company’s stock price. As a sensitivity, even a 50% decline in the Company’s June 30, 2026 stock price would result in the Company’s market capitalization exceeding the carrying value of its single reporting unit by more than 100%, before any acquisition control premium. If the Company's market capitalization declines, or if future performance falls below the Company’s current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on the Company’s business, financial condition, and results of operations in the reporting period in which a charge would be necessary. The Company will continue to monitor developments, including updates to the Company’s forecasts and market capitalization, and will update the Company’s assessment and related estimates as needed in the future.
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
As a result of the same impairment triggering events identified, which resulted in an interim qualitative goodwill impairment assessment, the Company performed an interim quantitative long-lived asset impairment assessment as of March 31, 2026. As the Company has a single asset group, the Company considered the undiscounted operating and disposal cash flows to assess recoverability. Based on this assessment, the Company concluded the carrying amount of its long-lived assets were recoverable and no long-lived asset impairment charge was recorded in the first quarter of 2026. No long-lived asset impairment triggering events occurred in the second quarter of 2026.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Deferred revenue as of June 30, 2026 and December 31, 2025 includes amounts related to the Company’s subscriptions and PCS. The Company’s short-term and long-term deferred revenue balances totaled $51.7 million and $54.2 million as of June 30, 2026 and December 31, 2025, respectively. Of the deferred revenue balance as of December 31, 2025 and 2024, the Company recognized $16.1 million and $16.7 million of revenue during the three months ended June 30, 2026 and 2025, respectively, and $38.0 million and $39.7 million of revenue during the six months ended June 30, 2026 and 2025, respectively. Of the deferred revenue balance as of March 31, 2026 and 2025, the Company recognized $22.5 million and $22.9 million of revenue during the three months ended June 30, 2026 and 2025, respectively.
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
Derivative financial instruments. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815 Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then marked-to-market at each reporting date, with

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
changes in fair value recorded in other income (expense), net, in the condensed consolidated statements of operations. The Company determined that the conversion feature of the Convertible Debentures created a derivative liability that required bifurcation from the host debt instrument as discussed in Note 4 Financing arrangements. A Monte Carlo simulation was used to determine the fair value of the derivative liability; however, the as-converted value was greater than the fair value calculated under the Monte Carlo simulation. Therefore, the Company used the as-converted value to estimate the fair value of the derivative liability, as discussed in Note 2 Fair value measurements. Additionally, the IEEPA Claim in the IEEPA Agreement created a derivative liability as discussed in Note 4 Financing arrangements. The fair value of the IEEPA Claim was determined based on observable transaction prices for identical IEEPA refund rights.
Income taxes. The Company utilizes the asset and liability method for computing its income tax provision, under which, deferred tax assets and liabilities are recognized for the expected future consequences of temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. The Company makes estimates, assumptions, and judgments to determine the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income in each tax jurisdiction and, to the extent the Company believes recovery is not likely, establishes a valuation allowance. As of June 30, 2026, the Company intends to continue to maintain a full valuation allowance on all its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
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
Segment information. The Company operates as one operating segment as it only reports financial information on an aggregated and consolidated basis to its Chief Executive Officer, who is the Company’s chief operating decision maker (CODM). The CODM assesses performance of the Company’s one operating segment and decides how to allocate resources based on net income (loss), which is also reported on the condensed consolidated statements of operations as net income (loss). The CODM regularly compares net income (loss) against forecast and prior periods when deciding which areas of the business to allocate resources. The significant expense categories within net income (loss) that the CODM regularly reviews are cost of revenue and operating expenses, which consists of three main subcategories: research and development, sales and marketing, and general and administrative. All significant expense categories and subcategories are reported on the condensed consolidated statements of operations. Other items included in net income (loss) but are excluded from the significant expense categories include interest expense, other income (expense), net, and income tax expense (benefit), all of which are also reported on the condensed consolidated statements of operations. Interest income, which is included in other income (expense), net was $0.2 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $0.6 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively.

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

2. Fair value measurements
The Company’s assets that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	June 30, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash equivalents (1):
Money market funds	$17,141	$—	$—	$17,141	$40,120	$—	$—	$40,120
Total cash equivalents	$17,141	$—	$—	$17,141	$40,120	$—	$—	$40,120
Liabilities:
Derivative liabilities	$—	$19,233	$15,497	$34,730	$—	$—	$—	$—
Warrant liability	—	—	3,684	3,684	—	—	6,255	6,255
Total liabilities	$—	$19,233	$19,181	$38,414	$—	$—	$6,255	$6,255
(1)    Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. Cash balances were $10.1 million and $9.6 million as of June 30, 2026 and December 31, 2025, respectively.
Cash equivalents are classified as Level 1 because the Company uses quoted market prices to determine their fair value. As of June 30, 2026 and December 31, 2025, the amortized cost of the Company’s cash equivalents approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. The liability-classified warrants are classified as Level 3 and are valued based on a Black-Scholes option pricing model each reporting period.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The fair value of the warrants was estimated using the following assumptions:

June 30, 2026
Volatility	101%
Risk-free interest rate	4.1%
Dividend yield	—%
Expected term (years)	1.56
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
The conversion feature associated with the Convertible Debentures issued on February 27, 2026 met the criteria for a derivative liability under ASC 815 which required bifurcation, and the derivative liability was classified as a Level 3 financial instrument. A Monte Carlo simulation was used to determine the fair value of the derivative liability; however, the as-converted value was greater than the fair value calculated under the Monte Carlo simulation. Therefore, the Company used the as-converted value to estimate the fair value of the derivative liability. The as-converted value was based on the stock price as of the measurement date divided by 98% of the minimum volume-weighted average price over the prior five trading days, applied to the principal amount subject to conversion. The derivative liability was measured at fair value upon issuance and subsequently remeasured at fair value on a recurring basis. Changes in the fair value of the derivative liability were recorded in other income (expense), net, in the condensed consolidated statements of operations.
Changes in the fair value of the Level 3 warrant liability and derivative liability related to the conversion feature of the Convertible Debentures during the six months ended June 30, 2026 were as follows:

(in thousands)	Warrant Liability	Derivative Liability associated with the Convertible Debentures
Balance as of December 31, 2025	$6,255	$—
Issuance of warrants or derivative liability	—	30,861
Change due to conversion/settlement	—	(15,302)
Change in fair value	(2,571)	(62)
Balance as of June 30, 2026	$3,684	$15,497
During the six months ended June 30, 2026, the Company issued 15.5 million shares of the Company’s Class A common stock due to the exercise of the conversion option by YA II PN for a principal amount of $11.2 million of the Convertible Debentures. The derivative liability associated with the Convertible Debentures conversion feature was reduced proportionately upon each conversion, using an as-converted value to estimate fair value, for an aggregate decrease of $15.3 million.
The IEEPA Claim in the IEEPA Agreement created a derivative liability and the Company used observable transaction prices for identical IEEPA refund rights to determine the fair value. The Company classified the derivative liability associated with the IEEPA Claim as a Level 2 financial instrument as there was a limited number of transactions in the market. The derivative liability was measured at fair value upon issuance and subsequently remeasured at fair value on a recurring basis. Changes in the fair value of the derivative liability were recorded in other income (expense), net, in the condensed consolidated statements of operations.
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

3. Condensed consolidated financial statement details
The following section provides details of selected balance sheet items.
Inventory

(in thousands)	June 30, 2026	December 31, 2025
Components	$3,184	$2,554
Finished goods	83,561	75,877
Total inventory	$86,745	$78,431
Property and equipment, net

(in thousands)	June 30, 2026	December 31, 2025
Leasehold improvements	$24,014	$24,014
Production, engineering, and other equipment	37,280	37,265
Tooling	7,399	7,208
Computers and software	7,738	8,064
Furniture and office equipment	3,524	3,524
Tradeshow equipment and other	1,410	1,424
Construction in progress	2,158	132
Gross property and equipment	83,523	81,631
Less: Accumulated depreciation and amortization	(76,504)	(75,728)
Property and equipment, net	$7,019	$5,903
Depreciation expense was $1.3 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and $2.6 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively.
Other long-term assets

(in thousands)	June 30, 2026	December 31, 2025
Point of purchase (POP) displays	$6,764	$9,986
Deposits and other	9,496	9,977
Intangible assets, net	3,140	4,078
Long-term deferred tax assets	—	581
Other long-term assets	$19,400	$24,622
Amortization expense for POP displays was $1.8 million and $1.8 million for the three months ended June 30, 2026 and 2025, respectively, and $3.6 million and $3.5 million for the six months ended June 30, 2026 and 2025, respectively. Expenditures for POP displays were $0.2 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $0.3 million and $1.4 million for the six months ended June 30, 2026 and 2025, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Intangible assets

	Useful life (in months)	June 30, 2026
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(55,441)	$3,125
Domain name		15	—	15
Total intangible assets		$58,581	$(55,441)	$3,140

	Useful life (in months)	December 31, 2025
(in thousands)		Gross carrying value	Accumulated amortization	Net carrying value
Purchased technology	20-72	$58,566	$(54,503)	$4,063
Domain name		15	—	15
Total intangible assets		$58,581	$(54,503)	$4,078
Amortization expense was $0.4 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively, and $0.9 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2026 (remaining 6 months)	$937
2027	1,875
2028	313
2029	—
2030	—
$3,125
Goodwill
Changes to the carrying amount of goodwill during the six months ended June 30, 2026 were as follows:

(in thousands)	Carrying Amount
Carrying amount as of December 31, 2025	$133,751
Goodwill impairment	—
Carrying amount as of June 30, 2026	$133,751

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Accrued expenses and other current liabilities

(in thousands)	June 30, 2026	December 31, 2025
Purchase order commitments(1)	$42,094	$1,343
Derivative liabilities	34,730	—
Accrued sales incentives	26,530	38,259
Accrued liabilities	24,879	30,274
Employee related liabilities	7,547	8,255
Warranty liabilities	3,161	4,315
Customer deposits	2,671	1,216
Return liability	1,239	3,293
Inventory received	805	3,423
Other	4,174	5,478
Accrued expenses and other current liabilities	$147,830	$95,856
(1) The increase in accrued purchase order commitments from December 31, 2025 was primarily due to communication from the Company’s memory suppliers regarding planned reductions in the production of the memory used in its products causing a reduction in forecasted sales volumes of certain products which also impacted the Company’s expected utilization of materials subject to a non-cancellable non-refundable purchase commitment.
Product warranty

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Beginning balance	$3,987	$5,915	$4,593	$6,207
Charged to cost of revenue	2,151	2,048	4,691	4,663
Settlement of warranty claims	(2,855)	(2,610)	(6,001)	(5,517)
Warranty liability	$3,283	$5,353	$3,283	$5,353
As of June 30, 2026 and December 31, 2025, $3.2 million and $4.3 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.1 million and $0.3 million, respectively, was recorded as a component of other long-term liabilities.

4. Financing arrangements
2021 Credit Agreement
In January 2021, the Company entered into a credit agreement which provides for a revolving credit facility (2021 Credit Facility) and the Company amended the credit agreement in March 2023, August 2025 and February 2026. Additionally, on July 9, 2026, the Company entered into a Waiver and Amendment No. 4 to the credit agreement (as amended, collectively, the 2021 Credit Agreement). Under the 2021 Credit Agreement, the Company may borrow up to an aggregate amount of $35.0 million (subject to an asset coverage ratio requirement of 1.5x) until the Borrowing Base Conversion Date, which was June 30, 2026 (the date on which the lender implemented a borrowing base following the completion of an appraisal, field exam and other collateral diligence measures). The asset coverage ratio is defined as the ratio of (i) the sum of (a) the Company’s cash and cash equivalents in the United States plus specified percentages of other qualified debt investments (Qualified Cash) plus (b) specified percentages of the net book values of the Company’s accounts receivable and certain inventory to (ii) $50.0 million. After the Borrowing Base Conversion Date, which was June 30, 2026, the amount that may be borrowed under the 2021 Credit Agreement is based on a customary borrowing base calculation, and up to $50.0 million with zero currently available. Amendment No. 3 under the 2021 Credit Agreement extended the maturity of the 2021 Credit Agreement to June 2027, changed the interest rate at which borrowed funds accrue interest, and changed the liquidity minimums, all of which are further discussed below. Amendment No. 3 under the 2021 Credit

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Agreement was accounted for as a debt modification, resulting in no gain or loss as there was no unamortized debt discount at the time of the modification. Amendment No. 4 under the 2021 Credit Agreement revised certain provisions of the 2021 Credit Agreement to permit the transactions contemplated by the Woodman Purchase Agreement discussed in Note 13 Subsequent events, further increased the interest rate at which borrowed funds accrue interest after June 30, 2026 through maturity, and granted certain waivers as discussed below. In connection with the Waiver and Amendment No. 4 under the 2021 Credit Agreement, on July 9, 2026, the Company and the lender under the 2021 Credit Agreement entered into the Fee Letter, which provides for the payment of certain fees to the lender, including a $5.0 million restructuring fee payable upon the occurrence of certain bankruptcy events of default, which restructuring fee may be reduced to zero upon a successful refinancing of the amounts outstanding under the 2021 Credit Facility as a result of a bankruptcy or insolvency proceeding under certain conditions; and a success fee in the amount of $1.0 million 181 days after July 9, 2026, which success fee may be reduced if the amounts outstanding under the 2021 Credit Facility are refinanced or repaid prior to such date. The Fee Letter also provides for the repayments of amounts outstanding under the 2021 Credit Agreement in weekly installments of $250,000 commencing on October 12, 2026, with such amount increasing to $1.0 million from and after November 9, 2026, until January 4, 2027. The Fee Letter also provides that the Company shall, within 180 days after July 9, 2026, consummate a refinancing, sale or other transaction that causes all amounts outstanding under the 2021 Credit Agreement to be paid in full. As of the issuance of these financial statements, management has not yet completed its evaluation of the financial statement impact of Amendment No. 4 and is unable to reasonably estimate the financial statement effect.
Borrowed funds accrue interest, at the Company’s option, at a rate equal to either (i) a per annum rate equal to the base rate plus a margin of 3.50% or (ii) a per annum rate equal to the Secured Overnight Financing Rate (SOFR) plus a 10 basis point premium and a margin of 4.50%. The Company is required to pay a commitment fee on the unused portion of the 2021 Credit Facility of 0.25% per annum. Amounts owed under the 2021 Credit Agreement are guaranteed by certain of the Company’s United States subsidiaries and secured by a first-priority security interest in substantially all of the assets of the Company and certain of its subsidiaries (including intellectual property registrations and applications, which is subject to an intercreditor agreement).
The 2021 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases, and other matters, all subject to certain exceptions. In addition, the Company is required to maintain liquidity (the sum of unused availability under the 2021 Credit Facility and the Company’s Qualified Cash) of at least (i) $25.0 million from February 27, 2026 through June 30, 2026, (ii) $30.0 million during the period from July 1, 2026 through July 31, 2026, (iii) $35.0 million during the period from August 1, 2026 through August 31, 2026, and (iv) $40.0 million from September 1, 2026 through the maturity date (of which at least $10.0 million shall be attributable to Qualified Cash during all periods), and maintain a minimum unused availability under the 2021 Credit Facility of at least $10.0 million after the Borrowing Base Conversion Date. The 2021 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments and change of control. Upon an event of default, the lender may, subject to customary cure rights, require the immediate payment of all amounts outstanding.
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
For the period ended June 30, 2026, the Company was in compliance with the liquidity and minimum unused availability financial covenants contained in the 2021 Credit Agreement; however, the Company was not in

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
compliance with the minimum EBITDA or the minimum asset coverage ratio of 1.15x under the 2025 Credit Agreement. On July 9, 2026, the Company entered into Waiver and Amendment No. 3 to the 2025 Credit Agreement that among other things, waived the second quarter of 2026 EBITDA and asset coverage ratio non-compliance as of June 30, 2026. Additionally, on July 9, 2026, the Company entered into Waiver and Amendment No. 4 to the 2021 Credit Agreement that among other things, waived (i) a failure to deliver annual financial statements without a “going concern” or like qualification, and related notice requirement, and (ii) defaults related to compliance with certain affirmative and negative covenants. No upfront cash fee was paid solely in consideration for the waiver. However, in connection with Waiver and Amendment No. 4 to the 2021 Credit Agreement, the Company entered into the Fee Letter, which provides for contingent and other fees, and mandatory repayments described above. There are outstanding letters of credit under the 2021 Credit Agreement which total $5.0 million for certain duty-related requirements which were not collateralized by any cash on hand. As of June 30, 2026, the Company had $24.4 million outstanding under the 2021 Credit Agreement and had zero available to draw given the $10.0 million unused availability covenant.
During the three months ended March 31, 2026 and six months ended June 30, 2026, the Company concluded that substantial doubt existed about its ability to continue as a going concern, as further described in Note 1 Summary of business and significant accounting policies. Based on the Company’s current financial forecasts, the Company expects that it will not be able to repay its 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with its financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement as of the next measurement date. The Company is actively evaluating potential remediation options, including seeking waivers or amendments from its lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, beginning with the period ended March 31, 2026, ASC 470-10-45 Debt required the Company to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. The outstanding balance under the 2021 Credit Agreement continues to be classified as short-term debt in the condensed consolidated balance sheet as of June 30, 2026 as it is also due within a year.
2025 Credit Agreement
On August 4, 2025, the Company entered into a credit agreement with Farallon Capital Management, L.L.C., as administrative agent and collateral agent (the Agent), and Mateo Financing, LLC (the Lender) and the Company amended the credit agreement on November 5, 2025 and February 27, 2026. Additionally, on July 9, 2026, the Company entered into a Waiver and Amendment No. 3 to the credit agreement (as amended, collectively, the 2025 Credit Agreement). The 2025 Credit Agreement provides for a second lien credit facility up to $50.0 million (the 2025 Term Loan). The 2025 Credit Agreement will mature, and any outstanding borrowings become due and payable on January 22, 2028. Amendment No. 2 under the 2025 Credit Agreement revised the (i) minimum liquidity for the remaining term of the 2025 Credit Agreement, (ii) removed the EBITDA minimums for the fiscal quarter ending December 31, 2025 and for the period of four consecutive fiscal quarters ending March 31, 2026, (iii) revised the EBITDA minimum for the remainder of the 2025 Credit Agreement, and (iv) revised the minimum asset coverage ratio for periods on or prior to March 31, 2026, all of which are disclosed below. Amendment No. 2 was accounted for as a debt extinguishment, resulting in a loss on extinguishment of debt of $8.9 million, which was recorded in other income (expense), net, in the condensed consolidated statements of operations for the six months ended June 30, 2026. Amendment No. 3 revised certain provisions of the 2025 Credit Agreement to permit the transactions contemplated by the Woodman Purchase Agreement discussed in Note 13 Subsequent events and granted certain waivers as further discussed below. As of the issuance of these financial statements, management has not yet completed its evaluation of the financial statement impact of Amendment No. 3 and is unable to reasonably estimate the financial statement effect.
In connection with the February 2026 amendment to the 2025 Credit Agreement, the Company entered into the IEEPA Agreement with the Lender on February 19, 2026, pursuant to which the Company transferred to the Lender certain of the Company’s rights and claims for potential refunds of tariffs previously paid under IEEPA, representing an aggregate claim amount of approximately $19.4 million (the IEEPA Claim). On the date of transfer, the Company assigned no value to the IEEPA Claim on the condensed consolidated balance sheet due

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
to the significant uncertainty of any potential recovery prior to the U.S. Supreme Court’s ruling in Learning Resources, Inc. v. Trump. As a result of the IEEPA Agreement, the Company will not have rights to any future proceeds from the transferred IEEPA Claim. The Company accounted for the transfer of the IEEPA Claim as a derivative liability as discussed in Note 1 Summary of business and significant accounting policies and classified the derivative liability as a Level 2 financial instrument as discussed in Note 2 Fair value measurements. Despite the Company assigning no value to the IEEPA Claim on the condensed consolidated balance sheet on the date of transfer, the Company assigned an $8.7 million value to the IEEPA Claim obligation as of February 27, 2026, and recorded the derivative liability within accrued expenses and other current liabilities in the condensed consolidated balance sheets. The IEEPA Claim obligation is remeasured at each reporting period, with changes in value recorded in other income (expense), net, in the condensed consolidated statements of operations. In the second quarter of 2026, the Company received approval by CBP of certain submitted refund claims relating to previously paid IEEPA tariffs as part of the Phase 2 CAPE tariff refunds. As a result, the Company recorded an $18.9 million reduction to cost of revenue and increase to other current assets for the approved refund claims in the three and six months ended June 30, 2026. Pursuant to the IEEPA Agreement, any related proceeds attributable to the IEEPA Claim, when received, will be remitted to the lender under the 2025 Credit Agreement, and accordingly, the Company has recorded a liability for these amounts. Subsequent to June 30, 2026, the Company received $17.9 million of refunds from CBP, which also included interest.
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
The 2025 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including financial covenants. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases and other matters, all subject to certain exceptions. The financial covenants require (a) the Company to maintain liquidity (defined as the sum of unrestricted cash, cash equivalents and availability under the 2021 Credit Agreement) of at least (i) $25.0 million during the fiscal quarters ending March 31, 2026 and June 30, 2026, (ii) $30.0 million during the fiscal month ending July 31, 2026, (iii) $35.0 million during the fiscal month ending August 31, 2026 and (iv) $40.0 million during any fiscal month thereafter; (b) the Company not to have EBITDA (as defined in the 2025 Credit Agreement) of (i) less than $5.0 million, subject to adjustment, for the fiscal quarter ending June 30, 2026, (ii) less than zero, subject to adjustment, for the fiscal quarter ending September 30, 2026, (iii) less than zero for the fiscal quarter ending December 31, 2026, (iv) less than $20.0 million for the period of four consecutive fiscal quarters ending March 31, 2027, (v) less than $30.0 million for the period of four consecutive fiscal quarters ending June 30, 2027, (vi) less than $35.0 million for the period of four consecutive fiscal quarters ending September 30, 2027, and (vii) less than $40.0 million for the period of four consecutive fiscal quarters ending December 31, 2027 and thereafter; and (c) the Company not to permit an asset coverage ratio (defined as the ratio of (x) the sum of unrestricted cash, cash equivalents, and certain receivables and inventory, divided by (y) the sum of accounts payable and total debt (as defined in the 2025 Credit Agreement) of less than (i) 1.05:1.00 on or prior to March 31, 2026 or (ii) 1.15:1.00 thereafter. The EBITDA thresholds for fiscal quarters ending June 30, 2026 and September

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
30, 2026 are subject to potential adjustments in the event of a reduction in tariff amounts in Malaysia or Thailand (or both) to a level that is 10% or lower, as described in further detail in the 2025 Credit Agreement. To the extent there are adjustments to the tariff rates of only one of the countries, the corresponding adjustments will be apportioned accordingly. For the period ended June 30, 2026, no such adjustment was made to the EBITDA threshold.
The 2025 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain material ERISA events. An event of default would also occur in the event the Company fails to maintain the listing of its common stock on the Nasdaq stock market for a period of 30 consecutive days. The occurrence of an event of default could result in the acceleration of the obligations under the 2025 Credit Agreement. On July 21, 2026, the Company received a notice from the Nasdaq Stock Market LLC (Nasdaq) indicating the Company was not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Class A common stock has been below $1.00 per share for 30 consecutive business days. See Note 13 Subsequent events for further discussion.
As of June 30, 2026 and December 31, 2025, the outstanding principal under the 2025 Term Loan was $49.0 million and $49.8 million, respectively, the unamortized debt issuance cost was zero and $1.9 million, respectively, the unamortized debt discount was $4.0 million and $3.6 million, respectively, and the net carrying amount of the liability was $45.0 million and $44.3 million, respectively, which was recorded as short term debt as of June 30, 2026 and long-term debt as of December 31, 2025 within the condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, the Company recorded $1.4 million and zero, respectively, of interest expense and $0.6 million and zero, respectively, for amortization of the debt discount. For the six months ended June 30, 2026 and 2025, the Company recorded $2.8 million and zero, respectively, of interest expense, $1.1 million and zero, respectively, for amortization of the debt discount, and $0.1 million and zero, respectively, for amortization of debt issuance costs.
For the period ended December 31, 2025, the Company was not in compliance with the asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 and the Company subsequently cured the non-compliance by entering into an amendment on February 27, 2026. For the period ended March 31, 2026, the Company was not in compliance with the minimum asset coverage ratio of 1.05x. On May 8, 2026, the Company received a waiver from the Lender under the 2025 Credit Agreement waiving the asset coverage ratio non-compliance as of March 31, 2026. No fees or consideration were paid in connection with the waiver received on May 8, 2026. For the period ended June 30, 2026, the Company was not in compliance with the minimum EBITDA or the minimum asset coverage ratio of 1.15x under the 2025 Credit Agreement. On July 9, 2026, the Company entered into a Waiver and Amendment No. 3 to the 2025 Credit Agreement that waived (i) the EBITDA and asset coverage ratio non-compliance as of June 30, 2026, (ii) a failure to deliver annual financial statements without a “going concern” or like qualification, and related notice requirement, and (iii) a default related to compliance with certain negative covenants. No fees or consideration were paid in connection with the waiver received on July 9, 2026.
During the three months ended March 31, 2026 and six months ended June 30, 2026, the Company concluded that substantial doubt exists about its ability to continue as a going concern, as further described in Note 1 Summary of business and significant accounting policies. Based on the Company’s current financial forecasts, the Company expects that it will not be able to repay its 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with its financial covenants under the 2021 Credit Agreement and 2025 Credit Agreement as of the next measurement date. The Company is actively evaluating potential remediation options, including seeking waivers or amendments from its lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, beginning with the period ended March 31, 2026, ASC 470-10-45 Debt required the Company to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement, the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. The outstanding balance under the 2025 Credit Agreement continues to be classified as short-term debt

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
in the condensed consolidated balance sheet as of June 30, 2026.
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
Securities Purchase Agreement
On February 27, 2026, the Company entered into a securities purchase agreement (Securities Purchase Agreement) with YA II PN, Ltd. (YA II PN), a fund of Yorkville Advisors Global, LP, in connection with the issuance and sale by the Company of convertible debentures (the Convertible Debentures) issuable in an aggregate principal amount of up to $50.0 million. The Convertible Debentures are convertible into shares of the Company’s Class A common stock, par value $0.0001 per share (the Common Stock) (as converted, the Conversion Shares). Conversion of the Convertible Debentures will dilute the ownership interests of existing stockholders. Pursuant to the Securities Purchase Agreement, YA II PN purchased $25.0 million in aggregate principal amount of Convertible Debentures upon the signing of the Securities Purchase Agreement. Subject to certain closing conditions, YA II PN would have been able to purchase an additional $5.0 million in aggregate principal amount of Convertible Debentures on the day prior to the filing of the Initial Registration Statement (defined below); however, the closing conditions were not met. YA II PN may still purchase and the Company may issue an additional $20.0 million in aggregate principal amount of Convertible Debentures on or about the second business day following the satisfaction of certain additional closing conditions, including gaining effectiveness of the Initial Registration Statement within 20 trading days of May 15, 2026. On June 2, 2026, the Registration Statement (defined below) was declared effective by the SEC.
In connection with the Securities Purchase Agreement, the Company entered into a registration rights agreement (Registration Rights Agreement) with YA II PN pursuant to which YA II PN is entitled to certain registration rights under the Securities Act, and YA II PN has been granted demand registration rights and piggyback registration rights in addition under certain conditions. Under the Registration Rights Agreement, the Company was required to file a registration statement on Form S-1, which was filed on March 20, 2026 with the SEC, to register the resale by YA II PN of all Conversion Shares (Initial Registration Statement) and was required to have the Initial Registration Statement declared effective by the SEC by May 15, 2026. On June 1, 2026, the Company filed Amendment No. 1 to the Initial Registration Statement (Amendment No. 1, and together with the Initial Registration Statement, the Registration Statement). On June 2, 2026, the Registration Statement was declared effective by the SEC.
The Convertible Debentures accrue interest at 0% per annum, unless (i) certain interest rate adjustment events occur, upon which the Convertible Debentures will bear interest at an annual rate of 5.00% until such interest rate adjustment event is resolved, or (ii) the Company has issued Conversion Shares that reaches a capped level within the first six months or an event of default occurs and remains uncured, upon which the Convertible Debentures will bear interest at an annual rate of 18.00%. The Convertible Debentures will mature in August 2027, unless previously redeemed. The Convertible Debentures may be redeemed prior to maturity if the volume weighted average price of the Company’s stock is less than $1.1453 on the date the redemption notice is delivered, with a redemption premium of 7% of the principal amount being paid. The Convertible Debentures were issued at an original issue discount of 3.00%.
The Convertible Debentures are convertible at the option of the holder into Common Stock equal to the applicable Conversion Amount divided by the Conversion Price. The conversion price for the Convertible Debentures will be the lower of (i) $1.1453, or (ii) 98% of the lowest daily volume weighted average price of the Common Stock during the five consecutive trading days immediately preceding the date of conversion or other date of determination, but which shall not be lower than $0.1736 (the Conversion Price).

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The Conversion Amount with respect to any requested conversion will equal the principal amount requested to be converted plus all accrued and unpaid interest on the Convertible Debentures as of such conversion, with fractional shares rounded up (the Conversion Amount). In addition, no conversion will be permitted to the extent that, after giving effect to such conversion, the holder together with certain related parties would beneficially own in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such conversion, subject to certain adjustments.
The Company shall not issue any Common Stock upon conversion of the Convertible Debentures held by YA II PN if the issuance of such Common Stock underlying the Convertible Debentures would exceed the aggregate number of Common Stock that the Company may issue upon conversion of the Convertible Debentures in compliance with the Company’s obligations under the rules or regulations of Nasdaq Stock Market (the Exchange Cap). The Exchange Cap will not apply under certain circumstances, including if the Company obtains the approval of its stockholders as required by the applicable rules of the Nasdaq Stock Market for issuances of Common Stock in excess of such amount, or if the Company obtains a written opinion from outside counsel that such stockholder approval is not required. In addition, for the first six months following the date of the Securities Purchase Agreement, the Company shall not issue any Conversion Shares to the extent that the aggregate number of Conversion Shares that the Company has issued would exceed 47,650,000 common shares. Any portion of the Convertible Debentures may be converted at any time and from time to time, subject to the Exchange Cap. On June 2, 2026, the Company’s stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the issuance of the maximum number of shares of Common Stock issuable upon conversion of all Convertible Debentures and removal of the Exchange Cap.
The Company determined that the conversion feature of the Convertible Debentures created a derivative liability that required bifurcation from the host debt instrument. At the issuance date, the derivative liability had a fair value of $30.9 million and was recorded in other long-term liabilities on the condensed consolidated balance sheets. The resulting total debt discount, considering the original issue discount, fair value of the conversion feature and debt issuance costs, was limited to the outstanding aggregate principal amount of the Convertible Debentures of $25.0 million. The total debt discount of $25.0 million is being amortized to interest expense over the term of the Convertible Debentures. The excess of the derivative liability fair value of $7.6 million was recognized as derivative expense in other income (expense), net, in the condensed consolidated statements of operations for the six months ended June 30, 2026. The fair value of the derivative liability was determined using an as-converted value and changes in the fair value were recorded in other income (expense), net, in the condensed consolidated statements of operations.
During the three and six months ended June 30, 2026, the Company issued 15.5 million shares of the Company’s Class A common stock due to the exercise of the conversion option by YA II PN for a principal amount of $11.2 million of the Convertible Debentures. Refer to the derivatives financial instrument accounting policy included in Note 1 Summary of business and significant accounting policies.
As of June 30, 2026 and December 31, 2025, the outstanding principal amount of Convertible Debentures was $13.8 million and zero, respectively, the unamortized debt issuance cost was $0.4 million and zero, respectively, the unamortized debt discounts were $10.3 million and zero, respectively, and the net carrying amount of the liability was $3.1 million and zero, respectively, which was recorded as short-term debt within the condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, the Company recorded $0.1 million and zero, respectively, for amortization of debt issuance costs and $3.3 million and zero, respectively, for amortization of the debt discounts. For the six months ended June 30, 2026 and 2025, the Company recorded $0.2 million and zero, respectively, for amortization of debt issuance costs and $4.8 million and zero, respectively, for amortization of the debt discounts.
Based on the Company’s current financial forecast, the Company continues to expect that it will not be able to repay its 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with its financial covenants under the 2021 Credit Agreement and 2025 Credit Agreement as of the next measurement date. The Company is actively evaluating potential remediation options, including seeking waivers or amendments from its lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, beginning with the period ended March 31, 2026,

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
ASC 470-10-45 Debt required the Company to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement, and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. As a result, the outstanding balance under the Convertible Debentures and related derivative liability continues to be classified as short-term debt and a current liability, respectively, in the condensed consolidated balance sheet as of June 30, 2026.

5. Stockholders’ equity (deficit)
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
As of June 30, 2026, the remaining amount of share repurchases under the program was $60.4 million. The Company did not repurchase any shares during the three and six months ended June 30, 2026 and 2025.
Conversion of Convertible Debentures. During the three and six months ended June 30, 2026, the Company issued 15.5 million shares of the Company’s Class A common stock to YA II PN as repayment upon conversion of a principal amount of $11.2 million of Convertible Debentures.

6. Employee benefit plans
Equity incentive plans. The Company has outstanding equity grants from four of its five stock-based employee compensation plans: the 2024 Equity Incentive Plan, as amended (2024 Plan), the 2014 Equity Incentive Plan (2014 Plan), the 2010 Equity Incentive Plan (2010 Plan), and the 2024 Employee Stock Purchase Plan (2024 ESPP). The 2024 Plan serves as a successor to the 2014 Plan and the 2014 Plan served as successor to the 2010 Plan. The original effective date of both the 2024 Plan and the 2024 ESPP was February 15, 2024 and the 2024 Plan was amended on June 2, 2026, which increased the number of shares of Class A common stock authorized for issuance under the 2024 Plan by 13,000,000 shares. The 2014 Plan and the 2014 Employee Stock Purchase Plan (2014 ESPP) each expired on February 15, 2024. The 2014 ESPP plan’s final purchase was on February 15, 2024, and no remaining purchase rights are accrued under this plan. Awards granted under the 2010 and 2014 Plans will continue to be subject to the terms and provisions of the 2010 and 2014 Plans.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
the ending date of each six-month offering period. For additional information regarding the Company’s equity incentive plans, refer to the Annual Report on Form 10-K for the year ended December 31, 2025.
Stock options
A summary of the Company’s stock option activity for the six months ended June 30, 2026 is as follows:

	Shares (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2025	1,444	$7.06	3.24	$—
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(213)	7.44
Outstanding at June 30, 2026	1,231	$7.00	3.28	$—

Vested and expected to vest at June 30, 2026	1,231	$7.00	3.28	$—
Exercisable at June 30, 2026	1,231	$7.00	3.28	$—
The aggregate intrinsic value of the stock options outstanding as of June 30, 2026 represents the value of the Company’s closing stock price on June 30, 2026 in excess of the exercise price multiplied by the number of options outstanding.
Restricted stock units
A summary of the Company’s RSU activity for the six months ended June 30, 2026 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2025	9,915	$1.81
Granted	7,082	1.11
Vested	(5,307)	1.82
Forfeited	(1,047)	1.52
Non-vested shares at June 30, 2026	10,643	$1.37
Performance stock units
A summary of the Company’s PSU activity for the six months ended June 30, 2026 is as follows:

	Shares (in thousands)	Weighted-average grant date fair value
Non-vested shares at December 31, 2025	47	$5.79
Granted	3,279	1.11
Vested	(47)	5.79
Forfeited	—	—
Non-vested shares at June 30, 2026	3,279	$1.11
Employee stock purchase plan. For the six months ended June 30, 2026 and 2025, the Company issued 0.4 million and 0.6 million shares under its employee stock purchase plans, respectively, at weighted-average prices of $0.73 and $0.68 per share, respectively.

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
The following table summarizes stock-based compensation expense included in the condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$148	$240	$292	$488
Research and development	1,859	2,681	3,419	5,501
Sales and marketing	760	935	1,335	1,817
General and administrative	1,289	1,260	2,008	2,680
Total stock-based compensation expense	$4,056	$5,116	$7,054	$10,486
Total stock-based compensation expense includes a net accrued stock bonus release of $0.4 million and an accrued stock bonus expense of $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and an accrued stock bonus expense of $0.1 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively.
There was no income tax benefit related to stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 due to a full valuation allowance on the Company’s United States net deferred tax assets. See Note 8, Income taxes, for additional details.
As of June 30, 2026, total unearned stock-based compensation of $17.3 million related to stock options, RSUs, PSUs, SBAs and ESPP shares is expected to be recognized over a weighted-average period of 1.92 years.

7. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net loss	$(51,005)	$(16,422)	$(131,825)	$(63,131)

Denominator:
Weighted-average common shares - basic and diluted for Class A and Class B common stock	171,234	157,843	167,243	157,144

Basic and diluted net loss per share	$(0.30)	$(0.10)	$(0.79)	$(0.40)

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Stock-based awards	11,248	14,825	11,042	14,617
Shares related to convertible senior notes	—	10,050	—	10,050
Warrants	3,213	—	3,015	—
Shares related to Convertible Debentures	19,495	—	15,264	—
Total anti-dilutive securities	33,956	24,875	29,321	24,667
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share adjusts the basic net income per share and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of the Company’s ESPP awards, stock awards, and warrants using the treasury stock method. The Company calculated the potential dilutive effect of its 2025 convertible senior notes and its Convertible Debentures under the if-converted method. Under the if-converted method, diluted net income per share would be determined by assuming all of the outstanding 2025 convertible senior notes and Convertible Debentures were converted into shares of the Company’s Class A common stock at the beginning of the reporting period, or at the issuance date, if later. In addition, in periods of net income, interest charges on the 2025 convertible senior notes and Convertible Debentures, which includes both coupon interest and amortization of debt issuance costs, would be added back to net income on an after-tax effected basis. The Company repaid the remaining $93.8 million in aggregate principal of the 2025 convertible senior notes at maturity on November 15, 2025 with restricted cash on hand. The Convertible Debentures will mature on August 26, 2027, unless earlier repurchased or converted into shares of Class A common stock under certain circumstances as described further in Note 4 Financing arrangements.
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

8. Income taxes
The following table provides the income tax expense amount:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Income tax expense	$796	$1,309	$2,641	$2,961
The Company recorded an income tax expense of $0.8 million for the three months ended June 30, 2026 on a pre-tax net loss of $50.2 million. The Company’s income tax expense for the three months ended June 30, 2026 primarily resulted from a tax expense of $1.2 million on pre-tax book income in certain tax jurisdictions, partially offset by a tax benefit on foreign provision to income tax return adjustments of $0.5 million.
The Company recorded an income tax expense of $2.6 million for the six months ended June 30, 2026 on a pre-tax net loss of $129.2 million. The Company’s income tax expense for the six months ended June 30, 2026 primarily resulted from a tax expense of $2.4 million on pre-tax book income in certain tax jurisdictions and discrete items that included $1.2 million of nondeductible equity tax expense for employee stock-based

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
compensation and $0.6 million from the establishment of a valuation allowance on foreign deferred tax assets due to the substantial doubt about the Company’s ability to continue as a going concern, partially offset by a net decrease in the domestic valuation allowance of $1.0 million and a tax benefit on foreign provision to income tax return adjustments of $0.5 million.
The Company recorded an income tax expense of $1.3 million for the three months ended June 30, 2025 on a pre-tax net loss of $15.1 million. The Company’s income tax expense for the three months ended June 30, 2025 primarily resulted from a tax expense of $1.7 million on pre-tax book income in certain tax jurisdictions and discrete items that included $0.4 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by a net decrease in the domestic valuation allowance of $0.4 million, a net tax benefit on goodwill impairment of $0.3 million, and a foreign provision to income tax return adjustments of $0.2 million.
The Company recorded an income tax expense of $3.0 million for the six months ended June 30, 2025 on a pre-tax net loss of $60.2 million. The Company’s income tax expense for the six months ended June 30, 2025 primarily resulted from a tax expense of $3.3 million on pre-tax book income in certain tax jurisdictions and discrete items that included $2.6 million of nondeductible equity tax expense for employee stock-based compensation, partially offset by a net decrease in the domestic valuation allowance of $2.0 million, an income tax benefit of $0.5 million related to restructuring charges, a net tax benefit on goodwill impairment of $0.3 million, and a foreign provision to income tax return adjustments of $0.2 million.
Each quarter, the Company assesses the realizability of its existing deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize its deferred tax assets. In the assessment for the period ended June 30, 2026, the Company concluded that it remains more likely than not that the Company will not be able to realize its deferred tax assets. As of June 30, 2026, the total valuation allowance on United States federal and state net deferred tax assets was $344.6 million.
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
The Company’s ability to use these net operating losses and tax credit carryforwards may be subject to annual limitations if it experiences certain cumulative ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code (IRC). An ownership change under the IRC generally occurs when the ownership of one or more 5% stockholders increases by more than 50 percentage points over a rolling three-year period.
As of June 30, 2026 and December 31, 2025, the Company’s gross unrecognized tax benefits were $31.2 million and $29.7 million, respectively. If recognized, $13.8 million of these unrecognized tax benefits (net of United States federal benefit) as of June 30, 2026 would reduce income tax expense. A material portion of the Company’s gross unrecognized tax benefits, if recognized, would increase the Company’s net operating loss carryforward, which would be offset by a full valuation allowance based on present circumstances.
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
In 2021, the Organization for Economic Co-operation and Development (OECD) established an inclusive framework on base erosion and profit shifting and agreed on a two-pillar solution (Pillar Two) to global taxation, focusing on global profit allocation and a 15% global minimum effective tax rate. On December 15, 2022, the EU member states agreed to implement the OECD’s global minimum tax rate of 15%. The OECD issued Pillar Two model rules and continues to release guidance on these rules. The inclusive framework calls for tax law changes

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
by participating countries to take effect in 2024 and 2025. Various countries have enacted or have announced plans to enact new tax laws to implement the global minimum tax. The Company assessed the impact of Pillar Two and determined that there is no material impact on the provision for income taxes for the three and six months ended June 30, 2026. The Company will continue to monitor future guidance issued and assess the potential impact on the Company’s condensed consolidated financial statements.

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
On July 9, 2026, the Company closed the sale of the 2026 Notes and the 2026 Warrants contemplated by the securities purchase agreement (the Woodman Purchase Agreement), dated as of July 1, 2026, by and among the Company and certain entities (the Buyers) affiliated with Nicholas Woodman, the Company’s Chief Executive Officer and Chairman of the Board of Directors. In connection with the closing, (i) the Company received $19.9 million in net proceeds in exchange for issuing senior secured notes (the 2026 Notes) in an aggregate principal amount of $20.0 million to the Buyers and (ii) the Company issued warrants (the 2026 Warrants) exercisable for 25,706,940 shares of the Company's Class B common stock, par value $0.0001 per share. The 2026 Notes mature on July 21, 2028 and have an interest rate of 6.50% per annum, subject to adjustment after the occurrence and during the continuance of any event of default, which is payable semi-annually in kind through an increase to the principal amount of the 2026 Notes. See note 13 Subsequent events for further discussion.

10. Commitments, contingencies, and guarantees
Facility leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2033.
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost (1)	$2,196	$2,343	$4,448	$4,419
Sublease income	(723)	(723)	(1,446)	(1,446)
Net lease cost	$1,473	$1,620	$3,002	$2,973
(1)    Operating lease costs include immaterial variable lease costs.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Supplemental cash flow information related to leases was as follows:

	Six months ended June 30,
(in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,209	$7,082
Right-of-use assets obtained in exchange for operating lease liabilities	802	1,581

Supplemental balance sheet information related to leases was as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years) - operating leases	2.92	2.76
Weighted-average discount rate - operating leases	6.4%	6.4%

As of June 30, 2026, maturities of operating lease liabilities were as follows:

(in thousands)	June 30, 2026
2026 (remaining 6 months)	$6,145
2027	3,278
2028	1,570
2029	1,072
2030	761
Thereafter	2,157
Total lease payments	14,983
Less: Imputed interest	(1,591)
Present value of lease liabilities	$13,392
Other commitments. In the ordinary course of business, the Company enters into multi-year agreements to purchase sponsorships with event organizers, resorts and athletes as part of its marketing efforts; software licenses related to its financial and IT systems; debt agreements, which may contain minimum returns; non-cancellable non-returnable purchase agreements for hardware products and components, and various other contractual commitments. If non-cancellable non-returnable purchase agreements include commitments for quantities in excess of our future demand forecast, the Company records a liability consistent with the valuation of its excess and obsolete inventory. As of June 30, 2026, the Company’s total undiscounted future expected obligations under multi-year agreements described above with terms longer than one year was $165.8 million. As discussed in Note 1 Summary of business and significant accounting policies, communication from the Company’s memory suppliers regarding planned reductions in the production of the memory used in its products caused a reduction in forecasted sales volumes of certain products which also impacted the Company’s expected utilization of materials subject to a non-cancelable non-refundable purchase commitment. As a result, the Company accrued $39.6 million for expected underutilization of such materials as of June 30, 2026.
Legal proceedings and investigations. Since 2015, non-practicing entity Contour IP Holding LLC (CIPH) and its affiliates initiated legal action against the Company in federal district court alleging patent infringement by the Company’s camera products. Following a jury trial in Q4 2025 and post-trial motion practice, on March 15, 2026, the Court entered judgment of invalidity of all asserted claims of CIPH’s patents. The Court vacated the $8.2 million jury award. As a result, all CIPH’s patent claims were found to be invalid, not infringed, or both, and no damages were awarded. CIPH has filed a notice of appeal. Further procedural history of the litigation is available in prior SEC filings.
On March 29, 2024, the Company filed a complaint with the U.S. International Trade Commission (ITC) and a

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Indemnifications. The Company has entered into indemnification agreements with its directors and executive officers which requires the Company to indemnify its directors and executive officers against liabilities that may arise by reason of their status or service. In addition, in the ordinary course of business, the Company enters into agreements that contain a variety of representations and warranties and provide for general indemnification. The Company’s exposure under these agreements is unknown because it involves claims that may be made against the Company in the future but have not yet been made. It is not possible to determine the maximum potential amount under these indemnification agreements due to the Company’s limited history with indemnification claims and the unique facts and circumstances involved in each particular agreement. As of June 30, 2026, the Company has not paid any claims, nor has it been required to defend any action related to its indemnification obligations. However, the Company may record charges in the future as a result of these indemnification obligations.

11. Concentrations of risk and geographic information
Concentration of risk. Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents and accounts receivable. The Company places cash and cash equivalents with high-credit-quality financial institutions; however, the Company maintains cash balances in excess of the FDIC insurance limits. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within the Company’s expectations.
Customers who represented 10% or more of the Company’s net accounts receivable balance were as follows:

	June 30, 2026	December 31, 2025
Customer A	21%	14%
Customer B	12%	*
Customer C	*	10%
Customer D	*	10%
* Less than 10% of net accounts receivable for the periods indicated.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The following table summarizes the Company’s accounts receivables sold, without recourse, and factoring fees paid:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Accounts receivable sold	$13,201	$28,575	$17,522	$35,532
Factoring fees	255	544	338	667
Third-party customers who represented 10% or more of the Company’s total revenue were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Customer A	*	19%	*	15%
Customer B	*	11%	*	14%
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
Geographic information
Revenue by geographic region, based on ship-to locations, was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Americas	$68,621	$98,780	$136,069	$180,635
Europe, Middle East and Africa (EMEA)	20,144	35,128	40,893	75,204
Asia and Pacific (APAC)	16,169	18,735	27,037	31,112
Total revenue	$104,934	$152,643	$203,999	$286,951
Revenue from the United States, which is included in the Americas geographic region, was $65.9 million and $81.6 million for the three months ended June 30, 2026 and 2025, respectively, and $121.2 million and $144.4 million for the six months ended June 30, 2026 and 2025, respectively. No other individual country exceeded 10% of total revenue for any period presented.
As of June 30, 2026 and December 31, 2025, long-lived assets, which represent net property and equipment, located outside the United States, primarily in Hong Kong and mainland China, were $5.3 million and $3.1 million, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
12. Restructuring charges
Restructuring charges for each period were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$97	$(1)	$106	$1
Research and development	1,637	(426)	1,640	336
Sales and marketing	350	32	344	509
General and administrative	223	684	278	1,873
Total restructuring charges	$2,307	$289	$2,368	$2,719
Second quarter 2026 restructuring
In April 2026, the Company approved a restructuring plan (the Second Quarter 2026 Restructuring Plan) to reduce its global workforce by approximately 23% compared to its headcount as of March 31, 2026. In the second quarter of 2026, the Company began implementing the Second Quarter 2026 Restructuring Plan and recorded $2.2 million of severance charges. At the time of approval of the Second Quarter 2026 Restructuring Plan, the Company expected to incur an aggregate severance charge in the range of $11.5 million to $15.0 million that would be substantially complete by the end of 2026. However, given the events described in Note 1 Summary of business and significant accounting policies, the Company is currently unable in good faith to estimate the amount, or range of amounts, expected to be incurred in connection with the remainder of the Second Quarter 2026 Restructuring Plan or to estimate the timing of future cash expenditures.

(in thousands)	Severance	Total
Restructuring liability as of December 31, 2025	$—	$—
Restructuring charges	2,181	2,181
Cash paid	(1,967)	(1,967)
Non-cash reductions	—	—
Restructuring liability as of June 30, 2026	$214	$214
Third quarter 2024 restructuring
In August 2024, the Company approved a restructuring plan (the Original Restructuring Plan) and in October 2024, the Company approved an amended restructuring plan (the Updated Restructuring Plan). In connection with the Original Restructuring Plan and Updated Restructuring Plan, the Company reduced its global workforce by 25% compared to its headcount ending Q2 2024, and recorded restructuring charges of $18.7 million including $12.7 million related to severance and $6.0 million of project cancellation costs. As of June 30, 2026, the Company expects to pay the remaining restructuring liability related to the Updated Restructuring Plan in cash.

(in thousands)	Severance	Other	Total
Restructuring liability as of December 31, 2025	$—	$4,000	$4,000
Cash paid	—	—	—
Non-cash reductions	—	—	—
Restructuring liability as of June 30, 2026	$—	$4,000	$4,000

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
13. Subsequent events
2026 Notes
On July 9, 2026, the Company closed the sale of the 2026 Notes and the 2026 Warrants contemplated by the Woodman Purchase Agreement, dated as of July 1, 2026, by and among the Company and certain entities (the Buyers) affiliated with Nicholas Woodman, the Company’s Chief Executive Officer and Chairman of the Board of Directors. In connection with the closing, (i) the Company received $19.9 million in net proceeds in exchange for issuing the 2026 Notes in an aggregate principal amount of $20.0 million to the Buyers and (ii) the Company issued the 2026 Warrants exercisable for 25,706,940 shares of the Company's Class B common stock, par value $0.0001 per share. The 2026 Notes mature on July 21, 2028 and have an interest rate of 6.50% per annum, subject to adjustment after the occurrence and during the continuance of any event of default, which is payable semi-annually in kind through an increase to the principal amount of the 2026 Notes. The Company may redeem the 2026 Notes at its option in whole or in part at any time at a price in cash equal to the principal amount being redeemed plus accrued and unpaid interest to the redemption date (the Redemption Price). In addition, the Company is required to redeem the 2026 Notes at the Redemption Price upon the occurrence of certain events, including (i) the repayment in full of all amounts outstanding under the 2025 Credit Agreement, (ii) the receipt by the Company of cash proceeds from dispositions of property sufficient to repay in full and terminate the 2021 Credit Agreement, the 2025 Credit Agreement and the 2026 Notes, (iii) if an event of default occurs, upon the request of the holder, and (iv) certain bankruptcy and change of control events.
The 2026 Notes contain customary affirmative covenants of the Company and customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, failure to perform certain covenants, cross default to the 2021 Credit Agreement and 2025 Credit Agreement, bankruptcy and insolvency events, certain judgments, and certain material ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the 2026 Notes and the Company’s other indebtedness. The Company’s obligations under the 2026 Notes are secured by a third lien security interest in substantially all the assets of the Company, pursuant to a security agreement and an intercreditor agreement with Wells Fargo Bank, N.A., Farallon Capital Management, L.L.C. and the Buyers.
The exercise price of the 2026 Warrants is $0.7780 per share. The 2026 Warrants are exercisable at any time on or after the earlier of (i) the six month anniversary of the closing and (ii) either (x) the Company’s first public announcement of a change of control or (y) the Company’s first public announcement of the signing of a definitive agreement for a transaction which, if consummated, would result in a change of control. The 2026 Warrants will expire on July 9, 2029 and are subject to customary adjustments for certain transactions affecting the Company’s capitalization.
Pursuant to the terms of the 2026 Warrants, in the event of a fundamental transaction, the successor entity will succeed to, and be substituted for the Company, and may exercise every right and power that the Company may exercise and will assume all of its obligations under the 2026 Warrants with the same effect as if such successor entity had been named in the 2026 Warrant itself. If holders of Class B Common Stock are given a choice as to the securities, cash or property to be received in a fundamental transaction, then a holder of the 2026 Warrants will be given the same choice as to the consideration it receives upon any exercise of the 2026 Warrants following such fundamental transaction. Notwithstanding the foregoing, in the event of a fundamental transaction, the holders of the 2026 Warrants will have the right to require the Company or a successor entity to purchase the 2026 Warrant for cash in the amount of the Black-Scholes value of the unexercised portion of the 2026 Warrants concurrently with or within 30 days following the consummation of a fundamental transaction.
As of the issuance of these financial statements, management has not yet completed its evaluation of the financial statement impact of the Woodman Purchase Agreement and is unable to reasonably estimate the financial statement effect. The Company anticipates the 2026 Notes to be classified as a current liability.
On July 9, 2026, the Company amended the 2021 Credit Agreement and 2025 Credit Agreement to permit the transactions contemplated by the Woodman Purchase Agreement, as referenced in Note 4 Financing arrangements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Nasdaq Minimum Bid Price Notification
On July 21, 2026, the Company received a notice from the Nasdaq Stock Market LLC indicating the Company was not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Class A common stock has been below $1.00 per share for 30 consecutive business days. The Company has 180 calendar days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of 10 consecutive business days during this 180 calendar day grace period.
If compliance is not achieved by the deadline, the Company may be eligible for an additional 180-day grace period, provided it meets other listing requirements and signals its intent to cure the deficiency, potentially through a reverse stock split. Failure to regain compliance or qualify for an extension will result in a delisting notification, which the Company may appeal. The notice currently has no immediate impact on the listing or trading of the Company’s common stock.
Share Conversion
On August 3, 2026 and August 4, 2026, the Company issued 1,185,888 and 1,467,783 shares, respectively, of the Company’s Class A common stock due to the exercise of the conversion option by YA II PN for a principal amount of $0.8 million and $1.0 million, respectively, of the Convertible Debentures.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, include forward-looking statements that involve risks and uncertainties as described under the heading Special Note About Forward-Looking Statements in this Quarterly Report on Form 10-Q. You should review the disclosures under the heading Risk Factors in Part I, Item 1A. of the Annual Report on Form 10-K for the year ended December 31, 2025 in addition to the Risk Factors disclosed in Part II, Item 1A. of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2026 and June 30, 2026 for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
This MD&A is organized as follows:
•Overview. Discussion of our business, overall analysis of our financial performance and other highlights affecting the business in order to provide context for the remainder of the MD&A.
•Results of Operations. Analysis of our financial results comparing the second quarter and first six months of 2026 to 2025.
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
In May 2026, we began shipping our MISSION 1 Series of cameras, which feature a 50-megapixel 1” sensor and our new GP3 processor. The MISSION 1 Series of cameras is comprised of MISSION 1 PRO and MISSION 1. MISSION 1 PRO is our flagship camera, which shoots 8K video at 60 frames per second (FPS), 8K Open Gate video in 4:3 aspect ratio at 30 FPS, 4K video at 240 FPS, and 1080p video at 960 FPS. The MISSION 1 camera is similar to the MISSION 1 PRO, but is limited to 8K video at 30 FPS, 4K Open Gate video in 4:3 aspect ratio at 120 FPS, and 4K video at 120 FPS. Additionally, we began shipping the MISSION 1 PRO Grip Edition in May 2026, which bundles the MISSION 1 PRO camera with a 2-in-1 grip solution that can be used as an ergonomic

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
grip or mountable metal cage. In July 2026, we began shipping our Mission 1 Pro Creator Edition and Mission 1 Pro Ultimate Creator Edition. The Mission 1 Pro Creator Edition combines the Mission 1 Pro, Media Mod, Volta 2 and Wireless Mic kit while the Mission 1 Pro Ultimate Creator Edition combines the Mission 1 Pro, Media Mod, Wireless Mic kit, Fluid AI Pro gimbal and Light Mod.
In September 2025, we began shipping our MAX2 waterproof 360-camera featuring True 8K video, 10-bit color video in 8K at 30 FPS, 29-megapixel resolution for 360-degree photos, and easily replaceable lenses made from water-repelling optical glass. In addition, MAX2 includes in-camera POV and Selfie Video Modes, six built-in microphones that provide 360 audio and wireless Bluetooth functionality, built-in GPS, MAX HyperSmooth image stabilization, 360-degree MAX TimeWarp Video, and MAX SuperView. MAX HyperSmooth provides high performance video stabilization, while MAX SuperView provides a wide field of view. Our MAX2 camera also includes a MAX Enduro battery which increases recording time and improves cold-weather performance. The Quik app includes editing tools for our MAX2 camera such as AI Object Tracking and MotionFrame editing.
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
In September 2024, we began shipping our HERO13 Black camera that includes our GP2 processor, HyperSmooth 6.0 image stabilization, hybrid-log gamma (HLG) high dynamic range (HDR) photos and videos in 5.3K at 60 FPS and 4K at 60 FPS, and a higher capacity battery resulting in longer runtimes and improved thermal performance. HyperSmooth 6.0 image stabilization features AutoBoost, which analyzes up to 4x more data compared to HyperSmooth 5.0 while supporting 360-degree Horizon Lock. The HERO13 Black also includes 10-bit color video at up to 5.3K video at 60 FPS, 27-megapixel photo resolution, 8:7 aspect ratio video for a larger vertical field of view, and HyperView, which allows for a 16:9 field of view, SuperView and Horizon Leveling. The HERO13 Black also includes a front-facing and rear touch display, TimeWarp 3.0, a Timecode Sync feature, and a Night Effects Time Lapse feature. In March 2025, we shipped a limited edition HERO13 Black in a Polar White colorway, and in June 2025, we shipped another limited edition HERO13 Black in a Forest Green colorway, both of which included all of the features of our HERO13 Black camera. We also offer our Ultra Wide Lens Mod, Macro Lens Mod, Anamorphic Lens Mod and a ND Filter 4-Pack for HERO13 Black. The Ultra Wide Lens Mod allows for an ultra wide-angle digital lens for 4K video at 60 FPS, the Macro Lens Mod allows the HERO13 Black to focus on objects 4x closer than prior generation cameras, and the Anamorphic Lens Mod captures ultra wide-angle footage with reduced distortion and lets anyone tell their stories using the 21:9 aspect ratio used in feature films. The ND Filter 4-Pack allows the HERO13 Black to create motion blur. Additionally, we offer our HERO13 Black Creator Edition, which combines the HERO13 Black, Volta, Enduro Battery, Media Mod, and Light Mod to create professional-quality videos.
Our MISSION 1 PRO, MISSION 1, HERO13 Black, HERO13 Black Creator Edition, LIT HERO, HERO, HERO12 Black, HERO12 Black Creator Edition, MAX2, and MAX cameras are compatible with our ecosystem of mountable and wearable accessories.
We offer our Premium subscription, which includes unlimited cloud storage of GoPro content supporting source video and photo quality, damaged camera replacement, cloud storage up to 100 gigabytes (GB) of non-GoPro content, the delivery of highlight videos automatically via our mobile app when GoPro camera footage is uploaded to the user’s GoPro cloud account using Auto Upload or when GoPro camera footage is uploaded to the user’s GoPro cloud account via the user’s mobile phone. Our Premium subscription also provides access to a high-quality live streaming service on GoPro.com, as well as discounts on GoPro cameras, lifestyle gear, mounts and accessories. We also offer our Premium+ subscription which includes cloud storage up to 500 GB of non-GoPro content, HyperSmooth Pro and all of the same features included in the Premium subscription.
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
We continue to monitor the current evolving macroeconomic landscape. Inflation, fluctuating interest rates, tariffs, component pricing, consumer spending, and recession concerns place increasing pressure on many areas of our business, including hardware and software product pricing and operating expenses. In the past, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. Revenue from the U.S. was 59.4% and 50.3% of revenue for the six months ended June 30, 2026 and 2025, respectively. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively impacted. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2026 and June 30, 2026 for further discussion of the possible impact of evolving macroeconomic conditions on our business.
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

% Change
(units and dollars in thousands, except per share amounts)	Q2 2026	Q1 2026	Q2 2025	Q2 2026 vs. Q1 2026	Q2 2026 vs. Q2 2025
Total revenue	$104,934	$99,065	$152,643	6%	(31)%
Camera units shipped (1)	197	267	408	(26)%	(52)%
Gross margin (2)	30.2%	4.3%	35.8%	2,590	bps	(560)	bps
Operating expenses	$70,645	$61,551	$68,670	15%	3%
Net loss	$(51,005)	$(80,820)	$(16,422)	(37)%	211%
Diluted net loss per share	$(0.30)	$(0.50)	$(0.10)	(40)%	200%
Cash provided by (used in) operations	$(10,184)	$(37,218)	$8,752	(73)%	(216)%

Other financial information:
Adjusted EBITDA (3)	$(29,497)	$(49,781)	$(5,690)	(41)%	418%
Non-GAAP net loss (4)	$(35,794)	$(57,676)	$(11,957)	(38)%	199%
Non-GAAP diluted net loss per share (5)	$(0.21)	$(0.35)	$(0.08)	(40)%	163%
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Second Quarter 2026 financial performance
Revenue for the three months ended June 30, 2026 was $104.9 million, of which, $76.0 million was from hardware sales and $29.0 million was from subscription and services. Hardware revenue decreased 39.9% from the prior year period primarily due to a 51.7% year-over-year decrease in camera units shipped. Camera units shipped decreased 51.7% year-over-year primarily due to channel partners reducing their on-hand inventories by approximately120 thousand units, or 19.1%, sequentially and by approximately 228 thousand units, or 30.9%, year-over-year, as well as significantly higher average selling prices due to the launches of the MISSION 1 series of cameras, MAX2, and modest price increases across our other cameras due to tariffs and higher memory pricing. Subscription and services revenue increased 10.6% from the prior year period primarily due to an increase in the average revenue per user driven by a slight price increase of our Premium subscription in December 2025, partially offset by a 10.7% decrease in subscribers as camera units shipped decreased year-over-year. Retail revenue was $58.4 million for the three months ended June 30, 2026 and represented 55.7% of total revenue, compared to 73.0% of total revenue for the same period in 2025. GoPro.com revenue, which includes subscription and service revenue, was $46.5 million for the three months ended June 30, 2026 and represented 44.3% of total revenue, compared to 27.0% of total revenue in the prior year period. Our overall subscription attach rate from both sales on GoPro.com and from post-camera purchases at retail was 69% for the three months ended June 30, 2026, up from 54% in the prior year quarter. Our aggregate retention rate for annual subscribers was 67% for the three months ended June 30, 2026, compared to 68% for the same period in 2025. Our gross margin percentage for the three months ended June 30, 2026 was 30.2%, compared to 35.8% for the same period in 2025. Net loss for the three months ended June 30, 2026 was $51.0 million, compared to a net loss of $16.4 million for the same period in 2025. Adjusted EBITDA for the three months ended June 30, 2026 was negative $29.5 million, compared to negative $5.7 million for the same period in 2025.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the first quarter of 2026, we identified goodwill impairment triggering events, including (i) the conclusion of substantial doubt regarding our ability to continue as a going concern, which represents a negative qualitative indicator; and (ii) a significant decline in revenue and gross margin compared to the prior year period. As a result, we performed an interim qualitative goodwill impairment assessment as of March 31, 2026. We evaluated each triggering event and concluded that, while they represent negative qualitative factors, the quantitative evidence did not indicate that these events would more likely than not reduce the reporting unit’s fair value below its carrying amount. Using the market capitalization approach, the fair value of our single reporting unit is estimated based on the trading price of our stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business. Specifically, as of March 31, 2026, our market capitalization of $126.4 million exceeded the carrying value of our single reporting unit of negative $1.9 million by approximately 101%, before any acquisition control premium, representing the synergies a market participant would obtain when obtaining control of the business. Based on this assessment, we concluded it is not more likely than not that the fair value of our single reporting unit is less than its carrying value, and no goodwill impairment charge was recorded in the first quarter of 2026.
Additionally, we have not identified goodwill impairment triggering events since the issuance of our first quarter financial information and through the end of the second quarter of 2026. As such, we concluded that it is not more likely than not that the fair value of our single reporting unit is less than the carrying value as of June 30, 2026. While there was no required goodwill impairment test, our market capitalization of $141.5 million exceeded the carrying value of our single reporting unit of negative $32.7 million or over 100% as of June 30, 2026, which was not adjusted for an acquisition control premium, which would further increase the percentage the fair value exceeded the carrying value.
The estimated fair value of our single reporting unit is affected by volatility in our stock price. As a sensitivity, even a 50% decline in our June 30, 2026 stock price would result in our market capitalization exceeding the carrying value of our single reporting unit by more than 100%, before any acquisition control premium. If our market capitalization declines, or if future performance falls below our current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which a charge would be necessary. We will continue to monitor developments, including updates to our forecasts and market capitalization, and will update our assessment and related estimates as needed in the future.
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
As a result of the same impairment triggering events identified, which resulted in an interim qualitative goodwill impairment assessment, we performed an interim quantitative long-lived asset impairment assessment as of March 31, 2026. As we have a single asset group, we considered the undiscounted operating and disposal cash flows to assess recoverability. Based on this assessment, we concluded the carrying amount of our long-lived assets were recoverable and no long-lived asset impairment charge was recorded in the first quarter of 2026. No long-lived asset impairment triggering events occurred in the second quarter of 2026.
Factors affecting performance
We believe that our future success will be dependent on many factors, including those further discussed below. While these areas represent opportunities for us, they also represent challenges and risks that we must successfully address in order to operate our business and improve our results of operations.
Driving profitability through improved efficiency, lower costs, and better execution. We incurred operating losses in the first half of 2026 and for the full year 2025 and may incur further losses in the future. While our prior restructuring actions have reduced our operating costs compared to our historical levels, we continue to make strategic decisions to drive volume, growth, and profitability in our business. We are implementing our 2026

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
operational plan and changing our approach to operate in a leaner, more focused manner that we believe is sustainable and strategic for long-term success and improved financial performance. This includes pursuing a hardware and software product roadmap we believe will drive innovation, differentiation, and growth. In the longer term, this includes increasing our total addressable market by introducing new, innovative hardware and software products, increasing unit sales volume of our new and existing products, and increasing our subscriber base. Our expectation is that sales from our retail channel will continue to increase relative to sales on GoPro.com. While growth in subscribers and subscription and service revenue has slowed, we continue to make strategic decisions to enhance our subscription offerings to grow subscribers and increase subscriber retention that results in an increase in subscription and service revenue.
Investing in research and development and enhancing our customer experience. Our performance is significantly dependent on the investments we make in research and development, including our ability to retain highly skilled and experienced research and development personnel. As part of our strategic focus on operational efficiency and implementation of our 2026 operational plan, we have adjusted certain investments in research and development while continuing to prioritize projects that support long-term growth of our Company, including the launch of our new MISSION 1 Series of cameras beginning in the second quarter of 2026. We expect the timing of new hardware product releases to continue to have a significant impact on our revenue and we must continually develop and introduce innovative new cameras, software, and other new offerings. We plan to further build upon our integrated mobile and cloud-based storytelling solutions, as well as our subscription offerings. Our investments, including those for marketing and advertising, and those related to development efforts associated with our acquisition in 2024, may not successfully drive increased revenue and our customers may not accept our new offerings. Further, we have and will continue to incur substantial research and development expenses and if our efforts are not successful, we may not recover the value of these investments.
Improving profitability. We believe that our continued focus on growing our total addressable market from our retail and GoPro.com channels, including subscription and service revenue, and broadening our range of hardware products will support our progress toward achieving profitability on an annual basis due to timely and effective product launches, increases in camera unit volume, subscribers and related revenue, and continued operating expense control. While the total market for digital imagery has seen an increase in competition, we believe that our consumers’ differentiated use of GoPro cameras, our mobile app and cloud solutions, our continued innovation of product features desired by our users, and our brand, all help support our competitiveness within the market for digital cameras. However, we expect that the markets in which we conduct our business will remain highly competitive as we face new or improved product introductions from competitors such as enhanced phone capabilities and technology-enabled glasses. Sales in international locations subject us to foreign currency exchange rate fluctuations and regional macroeconomic conditions that may cause us to adjust pricing, which may make our hardware and software products more or less attractive to the consumer. Continued fluctuations in foreign currency exchange rates and regional macroeconomic conditions could have a continued impact on our future operating results. Our profitability also depends on the continued success of our subscription and service offerings.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented, and each component as a percentage of total revenue:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2026		2025		2026		2025
Revenue
Hardware	$75,953	72%	$126,428	83%	$148,103	73%	$233,847	81%
Subscription and services	28,981	28	26,215	17	55,896	27	53,104	19
Total revenue	104,934	100	152,643	100	203,999	100	286,951	100
Cost of revenue
Hardware	62,510	60	90,566	59	148,199	73	174,162	61
Subscription and services	10,761	10	7,414	5	19,831	10	14,977	5
Total cost of revenue	73,271	70	97,980	64	168,030	82	189,139	66
Gross profit	31,663	30	54,663	36	35,969	18	97,812	34
Operating expenses:
Research and development	29,646	28	30,503	20	58,081	28	60,060	21
Sales and marketing	29,016	28	25,275	17	52,234	26	48,533	17
General and administrative	11,983	11	12,892	8	21,881	11	29,834	10
Goodwill impairment	—	—	—	—	—	—	18,600	6
Total operating expenses	70,645	67	68,670	45	132,196	65	157,027	54
Operating loss	(38,982)	(37)	(14,007)	(9)	(96,227)	(47)	(59,215)	(20)
Other income (expense):
Interest expense	(6,442)	(6)	(1,436)	(1)	(10,560)	(5)	(2,233)	(1)
Other income (expense), net	(4,785)	(5)	330	—	(22,397)	(11)	1,278	—
Total other income (expense), net	(11,227)	(11)	(1,106)	(1)	(32,957)	(16)	(955)	(1)
Loss before income taxes	(50,209)	(48)	(15,113)	(10)	(129,184)	(63)	(60,170)	(21)
Income tax expense	796	1	1,309	1	2,641	1	2,961	1
Net loss	$(51,005)	(49)%	$(16,422)	(11)%	$(131,825)	(64)%	$(63,131)	(22)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Camera units shipped	197	408	(52)%	464	793	(41)%

Average selling price*	$532	$374	42	$440	$362	22

Hardware	$75,953	$126,428	(40)%	$148,103	$233,847	(37)%
Percentage of total revenue	72.4%	82.8%		72.6%	81.5%
Subscription and services	$28,981	$26,215	11	$55,896	$53,104	5
Percentage of total revenue	27.6%	17.2%		27.4%	18.5%
Total revenue	$104,934	$152,643	(31)%	$203,999	$286,951	(29)%

Retail	$58,430	$111,482	(48)%	$119,312	$205,363	(42)%
Percentage of total revenue	55.7%	73.0%		58.5%	71.6%
GoPro.com	$46,504	$41,161	13	$84,687	$81,588	4
Percentage of total revenue	44.3%	27.0%		41.5%	28.4%
Total revenue	$104,934	$152,643	(31)%	$203,999	$286,951	(29)%

Americas	$68,621	$98,780	(31)%	$136,069	$180,635	(25)%
Percentage of total revenue	65.4%	64.7%		66.7%	63.0%
Europe, Middle East and Africa (EMEA)	$20,144	$35,128	(43)	$40,893	$75,204	(46)
Percentage of total revenue	19.2%	23.0%		20.0%	26.2%
Asia and Pacific (APAC)	$16,169	$18,735	(14)	$27,037	$31,112	(13)
Percentage of total revenue	15.4%	12.3%		13.3%	10.8%
Total revenue	$104,934	$152,643	(31)%	$203,999	$286,951	(29)%
* Total revenue divided by camera units shipped
Total revenue for the three months ended June 30, 2026 was $104.9 million, of which, $76.0 million was from hardware sales and $29.0 million was from subscription and services. Hardware revenue decreased 39.9% from the prior year period primarily due to a 51.7% year-over-year decrease in camera units shipped. Camera units shipped decreased 51.7% year-over-year primarily due to channel partners reducing their on-hand inventories by approximately 120 thousand units, or 19.1%, sequentially and by approximately 228 thousand units, or 30.9%, year-over-year, as well as significantly higher average selling prices due to the launches of the MISSION 1 series of cameras, MAX2, and modest price increases across our other cameras due to tariffs and higher memory pricing. Subscription and services revenue increased 10.6% from the prior year period primarily due to an increase in the average revenue per user driven by a slight price increase of our Premium subscription in December 2025, partially offset by a 10.7% decrease in subscribers as camera units shipped decreased year-over-year. Retail revenue was $58.4 million for the three months ended June 30, 2026 and represented 55.7% of total revenue, compared to 73.0% of total revenue for the same period in 2025. GoPro.com revenue, which includes subscription and service revenue, was $46.5 million for the three months ended June 30, 2026 and represented 44.3% of total revenue, compared to 27.0% of total revenue in the prior year period.
Total revenue for the six months ended June 30, 2026 was $204.0 million, of which, $148.1 million was from hardware sales and $55.9 million was from subscription and services. Hardware revenue decreased 36.7% from the prior year period primarily due to a 41.5% year-over-year decrease in camera units shipped. Camera units shipped decreased 41.5% from the prior year period primarily due to channel partners reducing their on-hand inventories by approximately 120 thousand units, or 19.1%, sequentially and by approximately 228 thousand units, or 30.9%, year-over-year, as well as significantly higher average selling prices due to the launches of the

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
MISSION 1 series of cameras, MAX2, and modest price increases across our other cameras due to tariffs and higher memory pricing. Subscription and services revenue increased 5.3% from the prior year period primarily due to an increase in the average revenue per user driven by a slight price increase of our Premium subscription in December 2025, partially offset by a 10.7% decrease in subscribers as camera units shipped decreased year-over-year. Retail revenue was $119.3 million for the six months ended June 30, 2026 and represented 58.5% of total revenue, compared to 71.6% of total revenue for the same period in 2025. GoPro.com revenue, which includes subscription and service revenue, was $84.7 million for the six months ended June 30, 2026 and represented 41.5% of total revenue, compared to 28.4% of total revenue in the prior year period.
Cost of revenue and gross margin

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2026	2025	% Change		2026	2025	% Change
Hardware	$62,510	$90,566	(31)%		$148,199	$174,162	(15)%
Subscription and services	10,761	7,414	45		19,831	14,977	32
Total cost of revenue	$73,271	$97,980	(25)%		$168,030	$189,139	(11)%
Gross margin	30.2%	35.8%	(560)	bps	17.6%	34.1%	(1,650)	bps
Gross margin of 30.2% for the three months ended June 30, 2026 decreased from 35.8% in the same period of 2025, or 560 bps, primarily due to a discrete $15.2 million charge related to certain component purchase commitments (1,410 bps), lower volume and higher camera unit costs (710 bps), higher supply chain costs as a percentage of total revenue (800 bps), and higher sales incentives (90 bps), partially offset by an $18.9 million reduction to cost of revenue following U.S. Customs and Border Protection’s (CBP) approval of certain IEEPA tariff refund claims (1,800 bps), an increase in higher-margin subscription and service revenue as a percentage of total revenue (610 bps), and higher accessory gross margin (40 bps).
Gross margin of 17.6% for the six months ended June 30, 2026 decreased from 34.1% in the same period of 2025, or 1,650 bps, primarily due to an aggregate $39.6 million in discrete charges related to certain component purchase commitments (1,920 bps), lower volume and higher camera unit costs (670 bps), higher supply chain costs as a percentage of total revenue (510 bps), and lower volume and higher accessory unit costs (40 bps), partially offset by an $18.9 million reduction to cost of revenue following CBP’s approval of certain IEEPA tariff refund claims (930 bps), an increase in higher-margin subscription and service revenue as a percentage of total revenue (490 bps), and lower sales incentives (70 bps).
Research and development

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Research and development	$25,681	$27,779	(8)%	$52,084	$53,285	(2)%
Stock-based compensation	1,859	2,681	(31)	3,419	5,501	(38)
Acquisition-related costs	469	469	—	938	938	—
Restructuring costs	1,637	(426)	(484)	1,640	336	388
Total research and development	$29,646	$30,503	(3)%	$58,081	$60,060	(3)%
Percentage of total revenue	28.3%	20.0%		28.5%	20.9%
The year-over-year decrease of $0.9 million, or 2.8%, in total research and development expense for the three months ended June 30, 2026 compared to the same period of 2025 was primarily driven by a $1.1 million decrease in cash-based personnel-related costs, a $0.8 million decrease in stock-based compensation expense, and a $0.7 million decrease in consulting and professional services, partially offset by a $2.1 million increase in restructuring costs.
The year-over-year decrease of $2.0 million, or 3.3%, in total research and development expense for the six months ended June 30, 2026 compared to the same period of 2025 was primarily driven by a $2.1 million

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
decrease in stock-based compensation expense, a $1.9 million decrease in cash-based personnel-related costs, and a $0.4 million decrease in allocated facilities, depreciation, and supporting overhead expenses, partially offset by a $1.3 million increase in restructuring costs and a $1.1 million increase in consulting and professional services.
Sales and marketing

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Sales and marketing	$27,906	$24,308	15%	$50,555	$46,207	9%
Stock-based compensation	760	935	(19)	1,335	1,817	(27)
Restructuring costs	350	32	994	344	509	(32)
Total sales and marketing	$29,016	$25,275	15%	$52,234	$48,533	8%
Percentage of total revenue	27.7%	16.6%		25.6%	16.9%
The year-over-year increase of $3.7 million, or 14.8%, in total sales and marketing expense for the three months ended June 30, 2026 compared to the same period of 2025 was primarily driven by a $4.6 million increase in advertising and marketing expenses, primarily attributable to social media campaigns and promotional activity, and a $0.3 million increase in restructuring costs, partially offset by a $0.7 million decrease in allocated facilities, depreciation, and supporting overhead expenses and a $0.5 million decrease in cash-based personnel-related costs.
The year-over-year increase of $3.7 million, or 7.6%, in total sales and marketing expense for the six months ended June 30, 2026 compared to the same period of 2025 was primarily driven by a $6.1 million increase in advertising and marketing expenses, primarily attributable to social media campaigns and promotional activity, partially offset by a $0.9 million decrease in cash-based personnel-related costs, a $0.7 million decrease in consulting and professional services, $0.6 million decrease in allocated facilities, depreciation, and supporting overhead expenses, and a $0.5 million decrease in stock-based compensation expense.
General and administrative

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
General and administrative	$10,470	$10,948	(4)%	$19,593	$25,278	(22)%
Stock-based compensation	1,289	1,260	2	2,008	2,680	(25)
Acquisition-related costs	1	—	100	2	3	(33)
Restructuring costs	223	684	(67)	278	1,873	(85)
Total general and administrative	$11,983	$12,892	(7)%	$21,881	$29,834	(27)%
Percentage of total revenue	11.4%	8.4%		10.7%	10.4%
The year-over-year decrease of $0.9 million, or 7.1%, in total general and administrative expense for the three months ended June 30, 2026 compared to the same period of 2025 was primarily driven by a $0.5 million decrease in consulting and professional services and a $0.5 million decrease in restructuring costs, partially offset by a $0.2 million increase in administration charges.
The year-over-year decrease of $8.0 million, or 26.7%, in total general and administrative expense for the six months ended June 30, 2026 compared to the same period of 2025 was primarily driven by a $5.7 million decrease in litigation expense, a $1.6 million decrease in restructuring costs, and a $0.7 million decrease in stock-based compensation expense.
Restructuring costs
Second quarter 2026 restructuring. In April 2026, we approved a restructuring plan (the Second Quarter 2026 Restructuring Plan) to reduce our global workforce by approximately 23% compared to our headcount as of March

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
31, 2026. In the second quarter of 2026, we began implementing the Second Quarter 2026 Restructuring Plan and recorded $2.2 million of severance charges. At the time of approval of the Second Quarter 2026 Restructuring Plan, we expected to incur an aggregate severance charge in the range of $11.5 million to $15.0 million that would be substantially complete by the end of 2026. However, given the events described in Note 1 Summary of business and significant accounting policies, we are currently unable in good faith to estimate the amount, or range of amounts, expected to be incurred in connection with the remainder of the Second Quarter 2026 Restructuring Plan or to estimate the timing of future cash expenditures.
Third quarter 2024 restructuring. In August 2024, we approved a restructuring plan (the Original Restructuring Plan) and in October 2024, we approved an amended restructuring plan (the Updated Restructuring Plan). In connection with the Original Restructuring Plan and Updated Restructuring Plan, we reduced our global workforce by 25% compared to our headcount ending Q2 2024, and we recorded restructuring charges of $18.7 million, including $12.7 million related to severance and $6.0 million of project cancellation costs. As of June 30, 2026, the Company expects to pay the remaining restructuring liability related to the Updated Restructuring Plan in cash.
See Note 12 Restructuring charges, to the Notes to condensed consolidated financial statements.
Other income (expense)

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Interest expense	$(6,442)	$(1,436)	349%	$(10,560)	$(2,233)	373%
Other income (expense), net	(4,785)	330	(1,550)	(22,397)	1,278	(1,853)
Total other income (expense), net	$(11,227)	$(1,106)	915%	$(32,957)	$(955)	3351%
Total other income (expense), net was expense of $11.2 million for the three months ended June 30, 2026 compared to expense of $1.1 million in the same period of 2025. The year-over-year change of $10.1 million was primarily driven by a $3.8 million increase in non-cash interest expense primarily related to the Securities Purchase Agreement, a $4.7 million loss related to changes in value of the claims for the potential refund of IEEPA tariffs transferred to Mateo Financing, LLC as further discussed in Note 4 Financing arrangements, and a $1.2 million increase in cash interest expense primarily related to the 2025 Credit Agreement.
Total other income (expense), net was an expense of $33.0 million for the six months ended June 30, 2026 compared to expense of $1.0 million in the same period of 2025. The year-over-year change of $32.0 million was primarily due to a $10.5 million loss related to changes in value of the claims for the potential refund of IEEPA tariffs transferred to Mateo Financing, LLC as further discussed in Note 4 Financing arrangements, and the impact of our assessment of the 2025 Credit Agreement amendment on February 27, 2026, which resulted in an $8.9 million loss on the extinguishment of debt. The year-over-year change was also driven by a $7.5 million net loss related to the derivative liability recognized and remeasured as part of the Securities Purchase Agreement with YA II PN discussed in Note 4 Financing arrangements, a $5.7 million increase in non-cash interest expense primarily related to the Securities Purchase Agreement, and a $2.6 million increase in cash interest expense primarily related to 2025 Credit Agreement, partially offset by a decrease in interest related to our 2025 convertible senior notes which matured in November 2025. These expenses and losses were partially offset by a $2.6 million net gain on the revaluation of the warrants issued in connection with the 2025 Credit Agreement as discussed in Note 4 Financing arrangements and a $1.2 million gain on the sale of intellectual property that did not reoccur in the same period of 2025.
Income taxes

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Income tax expense	$796	$1,309	(39)%	$2,641	$2,961	(11)%
We recorded an income tax expense of $0.8 million for the three months ended June 30, 2026 on a pre-tax net loss of $50.2 million. Our income tax expense for the three months ended June 30, 2026 primarily resulted from a

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
tax expense of $1.2 million on pre-tax book income in certain tax jurisdictions, partially offset by a tax benefit on foreign provision to income tax return adjustments of $0.5 million.
We recorded an income tax expense of $2.6 million for the six months ended June 30, 2026 on a pre-tax net loss of $129.2 million. Our income tax expense for the six months ended June 30, 2026 primarily resulted from a tax expense of $2.4 million on pre-tax book income in certain tax jurisdictions and discrete items that included $1.2 million of nondeductible equity tax expense for employee stock-based compensation and $0.6 million from the establishment of a valuation allowance on foreign deferred tax assets due to the substantial doubt about our ability to continue as a going concern, partially offset by a net decrease in the domestic valuation allowance of $1.0 million and tax benefit on foreign provision to income tax return adjustments of $0.5 million.
Each quarter, we assess the realizability of our deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. In the assessment for the period ended June 30, 2026, we concluded that it remains more likely than not that our deferred tax assets would not be realizable. As of June 30, 2026, the total valuation allowance on United States federal and state net deferred tax assets was $344.6 million.
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
Our ability to use these net operating losses and tax credit carryforwards may be subject to annual limitations if we experience certain cumulative ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code (IRC). An ownership change under the IRC generally occurs when the ownership of one or more 5% stockholders increases by more than 50 percentage points over a rolling three-year period.
See Note 8 Income taxes, to the Notes to condensed consolidated financial statements for additional information.

Liquidity and Capital Resources
The following table presents selected financial information as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$27,265	$49,674
Marketable securities	—	—
Total cash, cash equivalents and marketable securities	$27,265	$49,674
Percentage of total assets	7%	12%
Our primary source of cash is receipts from sales of our hardware products, and subscription and service. Other sources of cash are from proceeds from the issuance of debt, the sale of Class A common stock pursuant to the Subscription Agreement, as discussed in Note 9 Related party transactions, and facility subleases. Our primary uses of cash are for inventory procurement, payroll-related expenses, general operating expenses, including advertising, marketing, office rent, purchases of property and equipment, other costs of revenue including components, such as memory, acquisitions, interest, and taxes.
Our liquidity position has been historically impacted by seasonality, which is primarily driven by higher revenues during the second half of the year as compared to the first half. For example, net cash provided by operating activities during the second half of 2025 was $27.8 million, compared to cash used in operating activities of $48.4 million during the first half of 2025.
As of June 30, 2026, our cash, cash equivalents, and marketable securities totaled $27.3 million. The overall cash used in operating activities of $47.4 million for the six months ended June 30, 2026 was primarily attributable to a

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
net loss of $131.8 million, partially offset by net cash inflows from other non-cash expenses of $43.2 million, and changes in our working capital of $41.3 million. Working capital changes for the six months ended June 30, 2026 of $41.3 million were the result of a $39.4 million increase in accounts payable and other liabilities, and a $33.1 million decrease in accounts receivables, partially offset by a $20.4 million increase in prepaid expenses and other assets, an $8.3 million increase in inventory, and a $2.5 million decrease in deferred revenue . As of June 30, 2026, $2.8 million of cash was held by our foreign subsidiaries.
2021 Credit Agreement
In January 2021, we entered into a credit agreement which provides for a revolving credit facility (2021 Credit Facility) and we amended the credit agreement in March 2023, August 2025 and February 2026. Additionally, on July 9, 2026, we entered into a Waiver and Amendment No. 4 to the credit agreement (as amended, collectively, the 2021 Credit Agreement). Under the 2021 Credit Agreement, we may borrow up to an aggregate amount of $35.0 million (subject to an asset coverage ratio requirement of 1.5x) until the Borrowing Base Conversion Date, which was June 30, 2026 (the date on which the lender implemented a borrowing base following the completion of an appraisal, field exam and other collateral diligence measures). The asset coverage ratio is defined as the ratio of (i) the sum of (a) our cash and cash equivalents in the United States plus specified percentages of other qualified debt investments (Qualified Cash) plus (b) specified percentages of the net book values of our accounts receivable and certain inventory to (ii) $50.0 million. After the Borrowing Base Conversion Date, which was June 30, 2026, the amount that may be borrowed under the 2021 Credit Agreement is based on a customary borrowing base calculation, and up to $50.0 million with zero currently available. Amendment No. 3 under the 2021 Credit Agreement extended the maturity of the 2021 Credit Agreement to June 2027, changed the interest rate at which borrowed funds accrue interest, and changed the liquidity minimums, as discussed in Note 4 Financing arrangements. Amendment No. 3 under the 2021 Credit Agreement was accounted for as a debt modification, resulting in no gain or loss as there was no unamortized debt discount at the time of the modification. Amendment No. 4 under the 2021 Credit Agreement revised certain provisions of the 2021 Credit Agreement to permit the transactions contemplated by the Woodman Purchase Agreement discussed in Note 13 Subsequent events, further increased the interest rate at which borrowed funds accrue interest after June 30, 2026 through maturity, and granted certain waivers as discussed in Note 4 Financing arrangements. In connection with the Waiver and Amendment No. 4 under the 2021 Credit Agreement, on July 9, 2026, we entered into a second supplemental fee letter (the Fee Letter) with the lender under the 2021 Credit Agreement, which provides for the payment of certain fees to the lender, including a $5.0 million restructuring fee payable upon the occurrence of certain bankruptcy events of default, which restructuring fee may be reduced to zero upon a successful refinancing of the amounts outstanding under the 2021 Credit Facility as a result of a bankruptcy or insolvency proceeding under certain conditions; and a success fee in the amount of $1.0 million 181 days after July 9, 2026, which success fee may be reduced if the amounts outstanding under the 2021 Credit Facility are refinanced or repaid prior to such date. The Fee Letter also provides for the repayments of amounts outstanding under the 2021 Credit Agreement in weekly installments of $250,000 commencing on October 12, 2026, with such amount increasing to $1.0 million from and after November 9, 2026, until January 4, 2027. The Fee Letter also provides that we shall, within 180 days after July 9, 2026, consummate a refinancing, sale or other transaction that causes all amounts outstanding under the 2021 Credit Agreement to be paid in full. As of the issuance of these financial statements, management has not yet completed its evaluation of the financial statement impact of Amendment No. 4. and is unable to reasonably estimate the financial statement effect.
Borrowed funds accrue interest, at our option, at a rate equal to either (i) a per annum rate equal to the base rate plus a margin of 3.50% or (ii) a per annum rate equal to the Secured Overnight Financing Rate (SOFR) plus a 10 basis point premium and a margin of 4.50%. We are required to pay a commitment fee on the unused portion of the 2021 Credit Facility of 0.25% per annum. Amounts owed under the 2021 Credit Agreement are guaranteed by certain of our United States subsidiaries and secured by a first-priority security interest in substantially all of our assets and certain of our subsidiaries (including intellectual property registrations and applications, which is subject to an intercreditor agreement).
The 2021 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases, and other matters, all subject to certain exceptions. In addition, we are required to maintain liquidity (the sum of unused availability under the 2021 Credit Facility and our

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Qualified Cash) of at least (i) $25.0 million from February 27, 2026 as discussed in Note 4 Financing arrangements through June 30, 2026, (ii) $30.0 million during the period from July 1, 2026 through July 31, 2026, (iii) $35.0 million during the period from August 1, 2026 through August 31, 2026, and (iv) $40.0 million from September 1, 2026 through the maturity date (of which at least $10.0 million shall be attributable to Qualified Cash during all periods), and maintain a minimum unused availability under the 2021 Credit Facility of at least $10.0 million after the Borrowing Base Conversion Date. The 2021 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments and change of control. Upon an event of default, the lender may, subject to customary cure rights, require the immediate payment of all amounts outstanding.
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
For the period ended June 30, 2026, we were in compliance with the liquidity and minimum unused availability financial covenants contained in the 2021 Credit Agreement; however, we were not in compliance with the minimum EBITDA or the minimum asset coverage ratio of 1.15x under the 2025 Credit Agreement. On July 9, 2026, we entered into Waiver and Amendment No. 3 to the 2025 Credit Agreement that among other things, waived the second quarter of 2026 EBITDA and asset coverage ratio non-compliance as of June 30, 2026. Additionally, on July 9, 2026, we entered into Waiver and Amendment No. 4 to the 2021 Credit Agreement that among other things, waived (i) a failure to deliver annual financial statements without a “going concern” or like qualification, and related notice requirement, and (ii) defaults related to compliance with certain affirmative and negative covenants. No upfront cash fee was paid solely in consideration for the waiver. However, in connection with Waiver and Amendment No. 4 to the 2021 Credit Agreement, we entered into the Fee Letter, which provides for contingent and other fees, and mandatory repayments described above. There are outstanding letters of credit under the 2021 Credit Agreement which total $5.0 million for certain duty-related requirements which were not collateralized by any cash on hand. As of June 30, 2026, we had $24.4 million outstanding under the 2021 Credit Agreement and had zero available to draw given the $10.0 million unused availability covenant.
During the three months ended March 31, 2026 and six months ended June 30, 2026, we concluded that substantial doubt existed about our ability to continue as a going concern, as further described in Note 1 Summary of business and significant accounting policies. Based on our current financial forecasts, we expect that we will not be able to repay the 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with our financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement as of the next measurement date. We are actively evaluating potential remediation options, including seeking waivers or amendments from our lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, beginning with the period ended March 31, 2026, ASC 470-10-45 Debt required us to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. The outstanding balance under the 2021 Credit Agreement continues to be classified as short-term debt in the condensed consolidated balance sheet as of June 30, 2026 as it is also due within a year.
2025 Credit Agreement
On August 4, 2025, we entered into a credit agreement with Farallon Capital Management, L.L.C., as

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
administrative agent and collateral agent (the Agent), and Mateo Financing, LLC (the Lender) and we amended the credit agreement on November 5, 2025 and February 27, 2026. Additionally, on July 9, 2026, we entered into a Waiver and Amendment No. 3 to the credit agreement (as amended, collectively, the 2025 Credit Agreement). The 2025 Credit Agreement provides for a second lien credit facility up to $50.0 million (the 2025 Term Loan). The 2025 Credit Agreement will mature, and any outstanding borrowings become due and payable on January 22, 2028. Amendment No. 2 under the 2025 Credit Agreement revised the (i) minimum liquidity for the remaining term of the 2025 Credit Agreement, (ii) removed the EBITDA minimums for the fiscal quarter ending December 31, 2025 and for the period of four consecutive fiscal quarters ending March 31, 2026, (iii) revised the EBITDA minimum for the remainder of the 2025 Credit Agreement, and (iv) revised the minimum asset coverage ratio for periods on or prior to March 31, 2026, as discussed in Note 4 Financing arrangements. Amendment No. 2 was accounted for as a debt extinguishment, resulting in a loss on extinguishment of debt of $8.9 million, which was recorded in other income (expense), net, in the condensed consolidated statements of operations for the six months ended June 30, 2026. Amendment No. 3 revised certain provisions of the 2025 Credit Agreement to permit the transactions contemplated by the Woodman Purchase Agreement discussed in Note 13 Subsequent events and granted certain waivers as discussed in Note 4 Financing arrangements. As of the issuance of these financial statements, management has not yet completed its evaluation of the financial statement impact of Amendment No. 3 and is unable to reasonably estimate the financial statement effect.
In connection with the amendment on February 27, 2026 to the 2025 Credit Agreement, we entered into a Claim Sale and Purchase Agreement (the IEEPA Agreement) with the Lender on February 19, 2026, pursuant to which we transferred to the Lender certain of our rights and claims for potential refunds of tariffs previously paid under the International Emergency Economic Powers Act (IEEPA), representing an aggregate claim amount of approximately $19.4 million (the IEEPA Claim). On the date of transfer, we assigned no value to the IEEPA Claim on the condensed consolidated balance sheet due to the significant uncertainty of any potential recovery prior to the U.S. Supreme Court’s ruling in Learning Resources, Inc. v. Trump. As a result of the IEEPA Agreement, we will not have rights to any future proceeds from the transferred IEEPA Claim. We accounted for the transfer of the IEEPA Claim as a derivative liability as discussed in Note 1 Summary of business and significant accounting policies and classified the derivative liability as a Level 2 financial instrument as discussed in Note 2 Fair value measurements. Despite assigning no value to the IEEPA Claim on the condensed consolidated balance sheet on the date of transfer, we assigned an $8.7 million value to the IEEPA Claim obligation as of February 27, 2026, and recorded the derivative liability within accrued expenses and other current liabilities in the condensed consolidated balance sheets. The IEEPA Claim obligation is remeasured at each reporting period, with changes in value recorded in other income (expense), net, in the condensed consolidated statements of operations. In the second quarter of 2026, we received approval by CBP of certain submitted refund claims relating to previously paid IEEPA tariffs as part of the Phase 2 CAPE tariff refunds. As a result, we recorded an $18.9 million reduction to cost of revenue and increase to other current assets for the approved refund claims in the three and six months ended June 30, 2026. Pursuant to the IEEPA Agreement, any related proceeds attributable to the IEEPA Claim, when received, will be remitted to the lender under the 2025 Credit Agreement, and accordingly, we recorded a liability for these amounts. Subsequent to June 30, 2026, we received $17.9 million of refunds from CBP, which also included interest.
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
The 2025 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including financial covenants. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases and other matters, all subject to certain exceptions. The financial covenants require (a) us to maintain liquidity (defined as the sum of unrestricted cash, cash equivalents and availability under the 2021 Credit Agreement) of at least (i) $25.0 million during the fiscal quarters ending March 31, 2026 and June 30, 2026, (ii) $30.0 million during the fiscal month ending July 31, 2026, (iii) $35.0 million during the fiscal month ending August 31, 2026 and (iv) $40.0 million during any fiscal month thereafter; (b) us not to have EBITDA (as defined in the 2025 Credit Agreement) of (i) less than $5.0 million, subject to adjustment, for the fiscal quarter ending June 30, 2026, (ii) less than zero, subject to adjustment, for the fiscal quarter ending September 30, 2026, (iii) less than zero for the fiscal quarter ending December 31, 2026, (iv) less than $20.0 million for the period of four consecutive fiscal quarters ending March 31, 2027, (v) less than $30.0 million for the period of four consecutive fiscal quarters ending June 30, 2027, (vi) less than $35.0 million for the period of four consecutive fiscal quarters ending September 30, 2027, and (vii) less than $40.0 million for the period of four consecutive fiscal quarters ending December 31, 2027 and thereafter; and (c) us not to permit an asset coverage ratio (defined as the ratio of (x) the sum of unrestricted cash, cash equivalents, and certain receivables and inventory, divided by (y) the sum of accounts payable and total debt (as defined in the 2025 Credit Agreement) of less than (i) 1.05:1.00 on or prior to March 31, 2026 or (ii) 1.15:1.00 thereafter. The EBITDA thresholds for fiscal quarters ending June 30, 2026 and September 30, 2026 are subject to potential adjustments in the event of a reduction in tariff amounts in Malaysia or Thailand (or both) to a level that is 10% or lower, as described in further detail in the 2025 Credit Agreement. To the extent there are adjustments to the tariff rates of only one of the countries, the corresponding adjustments will be apportioned accordingly. For the period ended June 30, 2026, no such adjustment was made to the EBITDA threshold.
The 2025 Credit Agreement also includes customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, violation of certain covenants, cross default to certain other indebtedness, bankruptcy and insolvency events, material judgments, change of control and certain material ERISA events. An event of default would also occur in the event we fail to maintain the listing of our common stock on the Nasdaq stock market for a period of 30 consecutive days. The occurrence of an event of default could result in the acceleration of the obligations under the 2025 Credit Agreement. On July 21, 2026, we received a notice from the Nasdaq Stock Market LLC (Nasdaq) indicating we were not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of our Class A common stock has been below $1.00 per share for 30 consecutive business days. See Note 13 Subsequent events for further discussion.
For the period ended December 31, 2025, we were not in compliance with the asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 and we subsequently cured the non-compliance by entering into an amendment on February 27, 2026. For the period ended March 31, 2026, we were not in compliance with the minimum asset coverage ratio of 1.05x. On May 8, 2026, we received a waiver from the Lender under the 2025 Credit Agreement waiving the asset coverage ratio non-compliance as of March 31, 2026. For the period ended June 30, 2026, we were not in compliance with the minimum EBITDA or the minimum asset coverage ratio of 1.15x under the 2025 Credit Agreement. On July 9, 2026, we entered into a Waiver and Amendment No. 3 to the 2025 Credit Agreement that waived (i) the EBITDA and asset coverage ratio non-compliance as of June 30, 2026, (ii) a failure to deliver annual financial statements without a “going concern” or like qualification, and related notice requirement, and (iii) a default related to compliance with certain negative covenants. No fees or consideration were paid in connection with the waiver received on July 9, 2026. As of June 30, 2026, the outstanding principal under the 2025 Term Loan was $49.0 million.
During the three months ended March 31, 2026 and six months ended June 30, 2026, we concluded that substantial doubt exists about our ability to continue as a going concern, as further described in Note 1 Summary of business and significant accounting policies. Based on our current financial forecasts, we expect that we will not be able to repay the 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with our financial covenants under the 2021 Credit Agreement and 2025 Credit Agreement as of the next measurement

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
date. We are actively evaluating potential remediation options, including seeking waivers or amendments from the lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, beginning with the period ended March 31, 2026, ASC 470-10-45 Debt required us to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement, the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. The outstanding balance under the 2025 Credit Agreement continues to be classified as short-term debt in the condensed consolidated balance sheet as of June 30, 2026.
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
Securities Purchase Agreement
On February 27, 2026, we entered into a securities purchase agreement (Securities Purchase Agreement) with YA II PN, Ltd. (YA II PN), a fund of Yorkville Advisors Global, LP, in connection with the issuance and sale by us of convertible debentures (the Convertible Debentures) issuable in an aggregate principal amount of up to $50.0 million. The Convertible Debentures are convertible into shares of our Class A common stock, par value $0.0001 per share (the Common Stock) (as converted, the Conversion Shares). Conversion of the Convertible Debentures will dilute the ownership interests of existing stockholders. Pursuant to the Securities Purchase Agreement, YA II PN purchased $25.0 million in aggregate principal amount of Convertible Debentures upon the signing of the Securities Purchase Agreement. Subject to certain closing conditions, YA II PN would have been able to purchase an additional $5.0 million in aggregate principal amount of Convertible Debentures on the day prior to the filing of the Initial Registration Statement (defined below); however, the closing conditions were not met. YA II PN may still purchase and we may issue an additional $20.0 million in aggregate principal amount of Convertible Debentures on or about the second business day following the satisfaction of certain additional closing conditions, including gaining effectiveness of the Initial Registration Statement within 20 trading days of May 15, 2026. On June 2, 2026, the Registration Statement (defined below) was declared effective by the SEC.
In connection with the Securities Purchase Agreement, we entered into a registration rights agreement (Registration Rights Agreement) with YA II PN pursuant to which YA II PN is entitled to certain registration rights under the Securities Act, and YA II PN has been granted demand registration rights and piggyback registration rights in addition under certain conditions. Under the Registration Rights Agreement, we were required to file a registration statement on Form S-1, which was filed on March 20, 2026 with the SEC, to register the resale by YA II PN of all Conversion Shares (Initial Registration Statement) and were required to have the Initial Registration Statement declared effective by the SEC by May 15, 2026. On June 1, 2026, we filed Amendment No. 1 to the Initial Registration Statement (Amendment No. 1, and together with the Initial Registration Statement, the Registration Statement). On June 2, 2026, the Registration Statement was declared effective by the SEC.
The Convertible Debentures accrue interest at 0% per annum, unless (i) certain interest rate adjustment events occur, upon which the Convertible Debentures will bear interest at an annual rate of 5.00% until such interest rate adjustment event is resolved, or (ii) we have issued Conversion Shares that reaches a capped level within the first six months or an event of default occurs and remains uncured, upon which the Convertible Debentures will bear interest at an annual rate of 18.00%. The Convertible Debentures will mature in August 2027, unless previously redeemed. The Convertible Debentures may be redeemed prior to maturity if the volume weighted average price of our stock is less than $1.1453 on the date the redemption notice is delivered, with a redemption premium of 7% of the principal amount being paid. The Convertible Debentures were issued at an original issue discount of 3.00%.
The Convertible Debentures are convertible at the option of the holder into Common Stock equal to the applicable Conversion Amount divided by the Conversion Price. The conversion price for the Convertible Debentures will be

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
the lower of (i) $1.1453, or (ii) 98% of the lowest daily volume weighted average price of the Common Stock during the five consecutive trading days immediately preceding the date of conversion or other date of determination, but which shall not be lower than $0.1736 (the Conversion Price).
The Conversion Amount with respect to any requested conversion will equal the principal amount requested to be converted plus all accrued and unpaid interest on the Convertible Debentures as of such conversion, with fractional shares rounded up (the Conversion Amount). In addition, no conversion will be permitted to the extent that, after giving effect to such conversion, the holder together with certain related parties would beneficially own in excess of 4.99% of the Common Stock outstanding immediately after giving effect to such conversion, subject to certain adjustments.
We shall not issue any Common Stock upon conversion of the Convertible Debentures held by YA II PN if the issuance of such Common Stock underlying the Convertible Debentures would exceed the aggregate number of Common Stock that we may issue upon conversion of the Convertible Debentures in compliance with our obligations under the rules or regulations of Nasdaq Stock Market (the Exchange Cap). The Exchange Cap will not apply under certain circumstances, including if we obtain the approval of our stockholders as required by the applicable rules of the Nasdaq Stock Market for issuances of Common Stock in excess of such amount, or if we obtain a written opinion from outside counsel that such stockholder approval is not required. In addition, for the first six months following the date of the Securities Purchase Agreement, we shall not issue any Conversion Shares to the extent that the aggregate number of Conversion Shares that we have issued would exceed 47,650,000 common shares. Any portion of the Convertible Debentures may be converted at any time and from time to time, subject to the Exchange Cap. On June 2, 2026, our stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), the issuance of the maximum number of shares of Common Stock issuable upon conversion of all Convertible Debentures and removal of the Exchange Cap.
We determined the conversion feature of the Convertible Debentures created a derivative liability that required bifurcation from the host debt instrument. At the issuance date, the derivative liability had a fair value of $30.9 million and was recorded in other long-term liabilities on the condensed consolidated balance sheets. The resulting total debt discount, considering the original issue discount, fair value of the conversion feature and debt issuance costs, was limited to the outstanding aggregate principal amount of the Convertible Debentures of $25.0 million. The total debt discount of $25.0 million is being amortized to interest expense over the term of the Convertible Debentures. The excess of the derivative liability fair value of $7.6 million was recognized as derivative expense in other income (expense), net, in the condensed consolidated statements of operations for the six months ended June 30, 2026. The fair value of the derivative liability was determined using an as-converted value and changes in the fair value were recorded in other income (expense), net, in the condensed consolidated statements of operations. As of June 30, 2026, the outstanding principal amount of Convertible Debentures was $13.8 million.
During the three and six months ended June 30, 2026, we issued 15.5 million shares of our Class A common stock due to the exercise of the conversion option by YA II PN for a principal amount of $11.2 million of the Convertible Debentures. Additionally, subsequent to June 30, 2026, we issued 2.7 million shares of our Class A common stock due to the exercise of the conversion option by YA II PN for a principal amount of $1.8 million of the Convertible Debentures. Refer to the derivatives financial instrument accounting policy included in Note 1 Summary of business and significant accounting policies.
Based on our current financial forecast, we continue to expect that we will not be able to repay the 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with our financial covenants under the 2021 Credit Agreement and 2025 Credit Agreement as of the next measurement date. We are actively evaluating potential remediation options, including seeking waivers or amendments from the lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, beginning with the period ended March 31, 2026, ASC 470-10-45 Debt required us to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement, and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. As a result, the outstanding balance under the Convertible Debentures and

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
related derivative liability continues to be classified as short-term debt and a current liability, respectively, in the condensed consolidated balance sheet as of June 30, 2026.
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
During the six months ended June 30, 2026, our performance continued to be adversely impacted by an increasingly global competitive landscape, consumer-related macroeconomic issues resulting in a softer global consumer market, rising memory costs and supply constraints. During the six months ended June 30, 2026 and 2025, total revenue was $204.0 million and $287.0 million, respectively, representing a 28.9% decline year-over-year. As a result, we incurred operating losses of $96.2 million and operating cash outflows of $47.4 million during the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $27.3 million and $49.7 million, respectively, an aggregate principal debt balance outstanding of $87.2 million and $69.3 million, respectively, and an accumulated deficit of $906.9 million and $775.1 million, respectively. Additionally, as of June 30, 2026, we were not in compliance with the financial covenants under our 2025 Credit Agreement due to camera revenue mix, a softer global consumer market, higher operating expenses and timing of working capital changes which impact the covenant calculations. We were also not in compliance with certain other covenants under the 2021 Credit Agreement and 2025 Credit Agreement that are described further above. We subsequently received waivers from the lenders of the 2021 Credit Agreement and 2025 Credit Agreement on July 9, 2026with signing Amendment No. 4. and Amendment No. 3, respectively. Future non-compliance with financial covenants may limit our access to existing credit facilities or result in an acceleration of debt obligations, which would further adversely impact liquidity. Additionally, on July 9, 2026, we entered into the Fee Letter, which provides for the payment of certain fees to the lender of the 2021 Credit Agreement, and that we shall, within 180 days after July 9, 2026, consummate a refinancing, sale or other transaction that causes all amounts outstanding under the 2021 Credit Agreement to be paid in full, as further discussed in Note 4 Financing arrangements. On July 9, 2026, we also entered into the 2026 Notes, as discussed in Note 13 Subsequent events, which provided a $20.0 million loan due in July 2028.
As of June 30, 2026, and through the issuance date of these financial statements, our forecast has been significantly impacted by events which were not known or reasonably knowable as of the original issuance date of our annual financial statements including: (1) Amendment No. 4 of the 2021 Credit Agreement requiring the outstanding balance of $24.4 million to be paid in full within 180 days from July 9, 2026; (2) changes in our arrangement with a contract manufacturer which will require us to purchase inventory directly from suppliers prior to product manufacturing which will impact ongoing working capital requirements; (3) continued increases and volatility in memory costs, including an initial unexpected price increases ranging from 80% to 115% in the last week of March 2026; (4) communication from our memory suppliers in April 2026 regarding planned reductions in the production of the memory used in our products causing a reduction in forecasted sales volumes of certain products which also impacted our expected utilization of materials subject to a non-cancelable non-refundable purchase commitment of $39.6 million; and (5) softness in the sales channel. As a result, we expect to continue to incur operating losses and negative operating cash flows, further reducing liquidity and increasing reliance on external sources of capital. For the periods ended December 31, 2025, March 31, 2026 and June 30, 2026, we were not in compliance with certain covenants under the 2021 Credit Agreement and the 2025 Credit Agreement, which were subsequently cured or waived. We continue to expect that we will not be able to comply with the future minimum financial covenants in our 2021 Credit Agreement and 2025 Credit Agreement, including, but not limited to minimum liquidity, minimum EBITDA, minimum asset coverage ratio and other covenants at the next

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
measurement date. As a result, beginning with the period ended March 31, 2026, we have classified as current all obligations under the 2021 Credit Agreement, 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. Further, pursuant to Amendment No. 4 of the 2021 Credit Agreement dated July 9, 2026, the outstanding balance of $24.4 million as of June 30, 2026 is due within 180 days of the amendment date. Based on current projections, which incorporate the $19.9 million of net proceeds received in July 2026 pursuant to the 2026 Notes, as discussed in Note 13 Subsequent events, we do not expect to have sufficient liquidity to meet our obligations under Note 4 Financing arrangements. These conditions, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.
In response to these conditions, we have, upon receipt of approval from our Board of Directors, engaged outside advisors to evaluate strategic alternatives including a potential sale or merger of the business and has engaged outside advisors to explore opportunities within the defense and aerospace sector to leverage our existing technology in new markets and product categories. We are also evaluating opportunities to sell certain non-critical assets and to secure additional financing through debt or equity securities. We are actively evaluating potential remediation options for the expectation that we will continue to be unable to comply with our financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement within the next twelve months, including seeking additional waivers or amendments from the lenders. We are also evaluating refinancing and other options to repay the 2021 Credit Agreement under Amendment No. 4 within 180 day days. We continue to focus on optimizing the revenue mix and pricing strategies, and reducing operating expenses through disciplined cost management. Management announced a restructuring plan in April 2026 to reduce our global workforce by approximately 23% compared to our headcount as of March 31, 2026, as discussed in Note 12 Restructuring charges. We began implementing the restructuring plan in the second quarter of 2026, however, we are currently unable in good faith to estimate the amount, or range of amounts, expected to be incurred in connection with the remainder of the restructuring plan or to estimate the timing of future cash expenditures.
We have evaluated whether the plans described above and actions to date are sufficient to alleviate the substantial doubt about our ability to continue as a going concern. Under this evaluation, we assessed whether it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the conditions and events that raise substantial doubt. We have determined that, while the plans described above are intended to improve our liquidity and operating results, certain elements of these plans have not been fully implemented and are dependent upon factors outside our control, including, but not limited to, successfully obtaining waivers related to expected covenant violations or amending the terms of the existing financing arrangements, identifying and securing additional financing and the successful execution of new market initiatives, and therefore cannot be deemed probable. As a result, substantial doubt about our ability to continue as a going concern, within one year after the date these condensed consolidated financial statements are issued, has not been alleviated. There can be no assurance that we will be able to generate the level of operating revenue or reduce operating expenses to levels to achieve profitability and generate cash, obtain waivers or amendments from the lenders related to financial covenants, source additional financing or ensure the availability of strategic alternatives on acceptable terms, if at all. Without obtaining additional sources of financing or consummating a strategic transaction, our ability to continue as a going concern would be materially and adversely impacted, and we may be required to significantly reduce, restructure, cease operations, or seek protection under the Federal bankruptcy laws although no specific plans to file for bankruptcy protection have been initiated. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Six months ended June 30,
(in thousands)	2026	2025	% Change
Net cash provided by (used in):
Operating activities	$(47,402)	$(48,434)	(2)%
Investing activities	$(863)	$(1,783)	(52)%
Financing activities	$26,019	$4,750	448%
Cash flows from operating activities
Cash used in operating activities of $47.4 million for the six months ended June 30, 2026 was primarily attributable to a net loss of $131.8 million, partially offset by net cash inflows from other non-cash expenses of $43.2 million and changes in our working capital of $41.3 million. Working capital changes for the six months ended June 30, 2026 of $41.3 million were the result of a $39.4 million increase in accounts payable and other liabilities and a $33.1 million decrease in accounts receivables, partially offset by a $20.4 million increase in prepaid expenses and other assets, an $8.3 million increase in inventory, and a $2.5 million decrease in deferred revenue.
Cash flows from investing activities
Cash used in investing activities of $0.9 million for the six months ended June 30, 2026 was primarily attributable to net purchases of property and equipment of $2.1 million.
Cash flows from financing activities
Cash provided by financing activities of $26.0 million for the six months ended June 30, 2026 was primarily attributable to net proceeds of $30.3 million from our 2021 Credit Facility and our Convertible Debentures, partially offset by $1.9 million in repayments on our 2021 Credit Facility and 2025 Credit Agreement, $1.7 million in tax payments for net restricted stock unit settlements, and $0.9 million in payment of debt issuance costs related to the Convertible Debentures.

Indemnifications
The information set forth under Note 10 Commitments, contingencies, and guarantees in the Notes to condensed consolidated financial statements under the caption Indemnifications is incorporated herein by reference.

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, except for the policy and estimates used to account for the derivative financial instruments entered into in 2026.
Derivative financial instruments
We evaluate financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815 Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then marked-to-market at each reporting date, with changes in fair value recorded in other income (expense), net, in the condensed consolidated statements of operations. We determined that the conversion feature of the Convertible Debentures created a derivative liability that required bifurcation from the host debt instrument as discussed in Note 4 Financing arrangements. A Monte Carlo simulation was used to determine the fair value of the derivative liability, however, the as-converted value was greater than the fair value calculated under the Monte

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Carlo simulation. Therefore, we used the as-converted value to estimate the fair value of the derivative liability, as discussed in Note 2 Fair value measurements. The as-converted value is sensitive to significant increases in our stock price, and because the derivative instrument is classified as a liability and remeasured at each reporting date, significant increases in our stock price could result in material volatility in our reported earnings. Additionally, the IEEPA Claim in the IEEPA Agreement created a derivative liability as discussed in Note 4 Financing arrangements. The fair value of the IEEPA Claim was determined based on observable transaction prices for identical IEEPA refund rights. If observable transaction prices change significantly, or if the U.S Supreme Court reverses their ruling that tariffs imposed under the International Emergency Economic Powers Act were unlawful, the fair value of the IEEPA Claim could be materially impacted.

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
•adjusted EBITDA and non-GAAP net income (loss) excludes gains (losses) related to derivative liabilities as they are not reflective of ongoing operating results in the period and hinder our ability to assess core operational performance;
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended
(in thousands)	June 30, 2026	March 31, 2026	June 30, 2025
Net loss	$(51,005)	$(80,820)	$(16,422)
Income tax expense	796	1,845	1,309
Interest expense, net	6,263	3,669	916
Depreciation and amortization	1,784	1,794	1,698
POP display amortization	1,786	1,769	1,751
Stock-based compensation	4,056	2,998	5,116
(Gain) loss on extinguishment of debt	—	8,870	—
(Gain) loss on revaluation of warrants	179	(2,750)	—
(Gain) loss related to derivative liabilities	4,789	13,204	—
Restructuring and other costs	1,855	(360)	(58)
Adjusted EBITDA	$(29,497)	$(49,781)	$(5,690)
The following table presents a reconciliation of net loss to non-GAAP net loss:

	Three months ended
(in thousands, except per share data)	June 30, 2026	March 31, 2026	June 30, 2025
Net loss	$(51,005)	$(80,820)	$(16,422)
Stock-based compensation	4,056	2,998	5,116
Acquisition-related costs	470	470	469
Restructuring and other costs	1,855	(360)	(58)
Non-cash interest expense	3,837	1,845	—
(Gain) loss on sale and/or license of intellectual property	—	(1,200)	—
(Gain) loss on extinguishment of debt	—	8,870	—
(Gain) loss on revaluation of warrants	179	(2,750)	—
(Gain) loss related to derivative liabilities	4,789	13,204	—
Income tax adjustments	25	67	(1,062)
Non-GAAP net loss	$(35,794)	$(57,676)	$(11,957)

GAAP diluted net loss per share	$(0.30)	$(0.50)	$(0.10)
Non-GAAP diluted net loss per share	$(0.21)	$(0.35)	$(0.08)

GAAP and non-GAAP shares for diluted net loss per share	171,234	163,208	157,843

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
Foreign currency risk. Revenue generated from GoPro.com is denominated in U.S. dollars and various foreign currencies. Revenue generated from our international retail sales channel is generally priced in U.S. dollars; however, we typically evaluate and adjust our international selling prices to reflect local exchange rate fluctuations. The strength of the U.S. dollar relative to other foreign currencies can negatively impact revenue, gross margin and net income (loss) per share due to our sales outside of the United States. A hypothetical 10% adverse change in foreign currency exchange rates relative to the U.S. dollar would result in an estimated $8.4 million impact on our earnings for the six months ended June 30, 2026. To date, the majority of our inventory purchases have been denominated in our functional currency of the U.S. dollar. Our operations outside of the United States hold foreign denominated cash balances and incur a majority of their operating expenses in foreign currencies. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Romanian leu, Australian dollar, and Japanese yen. Changes in exchange rates, and in particular, a weakening of foreign currencies relative to the U.S. dollar will negatively affect our revenue and operating income as expressed in U.S. dollars.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (Exchange Act)), as of June 30, 2026, based on the evaluation of these controls and procedures required by Rules 13a-15(b) and 15d-15 of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1., Note 10 Commitments, contingencies, and guarantees, to the Notes to condensed consolidated financial statements of this Quarterly Report on Form 10-Q for the three months ended June 30, 2026.

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control, that have in the past and could in the future materially and adversely affect our business, financial condition, and results of operations. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, which could materially affect our business, financial condition or future results of operations. Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 and all other information contained in this Quarterly Report on Form 10-Q before making an investment decision. The risk factors contained in our public filings do not identify all risks that we face; our business, financial condition, operations, and/or future operating results could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
Risks related to our business and industry
We have incurred substantial operating losses in the last several years, and we may not be able to achieve revenue growth or profitability in the future, and if revenue growth or profitability is achieved, we may not be able to sustain it.
In the second quarter of 2026, we incurred an operating loss of $39.0 million, compared to an operating loss of $14.0 million in the second quarter of 2025, due to the combination of tariffs, lower promotional activity, an increasingly global competitive landscape, consumer-related macroeconomic issues resulting in a softer global consumer market, and the cost and availability of memory and other semiconductors. Our total revenue decreased from $152.6 million in the second quarter of 2025 to $104.9 million in the second quarter of 2026. We cannot be certain that we will be able to return to profitability through a combination of revenue growth, gross margin improvement, and actions we have taken and will continue to take to reduce our operating expenses.
Looking ahead, we may experience lower levels of revenue, or lower gross margin for a variety of reasons, including, among other factors: ineffective or untimely investments in product innovation and development; product cost overruns; any delays or issues with our new product launches, such as the delayed launch of MAX2; increased component costs and increased product prices to offset such component costs, including both the cost and supply of memory and other semiconductors; disrupted production due to decreased availability of critical components like memory and silicon; lower levels of marketing and advertising spend and its effectiveness thereof; increasing freight rates; shipping delays; increased supply chain costs; lower average sales pricing for our cameras; or a recession or other sustained adverse market events or macroeconomic factors such as volatility of tariff rates, or geopolitical events and uncertainty, including the effects of global conflicts, that materially impact consumer purchases of discretionary items, such as our products. For example, recently, the cost of memory components has increased sharply, including unexpected price increases ranging from 80% to 115% in the last week of March 2026. This upward trend has continued and is expected to persist. Currency exchange rate fluctuations may also negatively impact revenue and gross margin. While we have taken and will continue to take actions to moderate operating expenses, we cannot guarantee that we will be able to return to profitability through a combination of revenue growth, significant gross margin improvement, and operating expense reductions.

We may continue to experience fluctuating revenue, expenses, and profitability for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2025, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that impact our revenue growth or profitability.
We may not be able to acquire and retain subscribers at all or at historical rates and subscriber count may decrease which could adversely impact our results of operations and our ability to be profitable.
We have experienced high subscriber growth in past years, but we may not be able to sustain such growth in the future or our subscriber count could decrease. In 2022 and 2023, the number of subscribers grew 43% and 12%, respectively, year-over-year. However, in the second quarter of 2026, our subscriber base declined 11% year-over-year to 2.18 million. Our subscription service is the highest gross margin product we offer. Our revenue growth and profitability are dependent on our ability to continuously attract and retain subscribers, and we cannot be certain that efforts to do so will be successful. Any changes to our subscription offerings, or increases to the offering costs, could have an adverse effect on the success and profitability of our subscription service, attracting new subscribers and retaining existing subscribers. There are many factors that could lead to slowing subscriber growth or a decline in subscribers, including a decline in camera sales, attach rates or retention rates, our failure to introduce new features, benefits, products, or services that customers desire, delay of product launches, changes to existing products, services, and pricing that are not favorably received by our customers, or changes in the perceived value of our offerings. If the attach rate is less than what we forecasted, this could have a negative impact on our overall subscriber growth plans. A decline in subscribers could have an adverse effect on our business, financial condition, and operating results.
Our ability to be profitable relies, in part, on development of effective sales channels and marketing efforts. We depend upon maintaining and developing effective sales channels between our retailers and distributors, as well as direct-to-consumer via GoPro.com, and to develop and implement effective marketing strategies.
We have experienced softness in our sales channel, which has resulted in reduced sales of some of our products and slow-moving inventory. Any reduction in sales by our retail and distribution channels could adversely affect our revenue, operating results, and financial condition. Inventory levels in excess of consumer or customer demand may result in sale of excess inventory at discounted prices or in less preferred distribution channels, which could harm our business or strain relationships with retailers. We depend on retailers to provide adequate and attractive space for our products and point-of-purchase (POP) displays in their stores and acquiesce to our policies. Some retailers have carried and displayed less inventory, as a result of macroeconomic factors, theft, or lack of available inventory at certain price points or in certain product categories, which has impacted sales. We further depend on our retailers to employ, educate, and motivate their sales personnel to effectively sell our products. If our retailers do not adequately display our products, choose to reduce the space for our products and POP displays in their stores or locate them in less than premium positioning, or choose not to carry some or all of our products or promote competitors’ products over ours or do not effectively explain to customers the advantages of our products, our sales could decrease and our business could be harmed. Increasing retail and distributor sales requires significant investment and resources. For example, we expect continued investment in new POP displays and updating existing POP displays for both existing stores and new retailers which we believe will attract, inform consumers, and assist sales personnel to effectively sell our products; however, there can be no assurance that this investment will lead to increased revenue and profit.
Our ten largest third-party customers, measured by the revenue we derive from them, accounted for 49%, 44%, and 44% of our revenue in 2025, 2024, and 2023, respectively. One retailer accounted for 12%, 9%, and 9.98% of our revenue for 2025, 2024, and 2023, respectively. The loss of a small number of our large customers, or the reduction in business with one or more of our large customers, could have a significant adverse effect on our operating results. In addition, we may choose to temporarily or permanently stop shipping product to customers who do not follow the policies and guidelines in our sales agreements, which could have a material negative effect on our revenues and operating results. Our sales agreements with these large customers do not require them to purchase any contractual amount of our products annually and we grant limited rights to return product to some of these large customers.

Additionally, our brand and product marketing efforts are critical to stimulating consumer demand. We market our products globally through a range of advertising and promotional programs and campaigns, including social media. If we do not successfully market our products, invest sufficient resources in marketing our products, or significantly reduce marketing spend, our business, financial condition, and results of operations could suffer as a result.
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
In the future, we may require additional capital to respond to business opportunities, challenges, or unforeseen circumstances and may seek to engage in equity or debt financings or enter into credit facilities for other reasons. We may not be able to timely secure additional financing on favorable terms, or at all, due to among other things, our existing indebtedness, financial condition and general macroeconomic conditions, including changes in interest rates, market volatility, and inflation.
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
If we are unable to obtain adequate financing under our existing credit facilities, or alternative sources, such as the issuance of equity, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited. In the event additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all, which could require us to delay or limit our operations.
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

If we lose access to components from a particular supplier, experience increased competition for components, or experience a significant disruption in the supply of products and components from a current supplier, we may be unable to locate alternative suppliers or submit orders directly through supplier’s vendors of comparable quality at an acceptable price, or at all, and our business could be materially and adversely affected. In addition, if we experience a significant increase in demand for our products, our suppliers might not have the capacity or elect not to meet our needs as they allocate components to other customers. Further, if suppliers significantly increase prices of components due to inflationary pressures or other factors, increase their commitment requirements, require cash in advance payment, fail to deliver manufactured products, pause or cancel any further deliveries, retain or withhold inventory, or materially alter the terms of our supplier agreements, we may need to identify and qualify one or more replacement suppliers. For example, recently, the cost of memory components has increased sharply, including unexpected price increases ranging from 80% to 115% in the last week of March 2026. Any of our single source suppliers may fail to deliver manufactured products, pause or cancel any further deliveries, retain or withhold inventory, or cease doing business with us if we cannot provide cash in advance payment or accept increased prices, commitment requirements, or materially altered terms. Developing suitable alternate sources of supply for these components may be time-consuming, difficult and costly, and we may not be able to source these components from alternative suppliers on terms that are acceptable to us, or at all, which may adversely affect our ability to meet our development requirements or to fill our orders in a timely or cost-effective manner. Disruptions or loss of any of our limited or single source suppliers, or capacity limitations of the suppliers for components, could increase our costs, curtail growth opportunities, cause material delays, and adversely impact our business, financial results, and customer relationships.
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
We are assuming commercial fulfillment responsibility for certain purchase orders from one of our primary manufacturing partners, which will require us to develop or expand several internal functions. We may face operational or financial risks or may not be successful.
We are assuming commercial fulfillment responsibility for certain purchase orders from one of our primary manufacturing partners. In order to effectively assume commercial fulfillment responsibility for these purchase orders, we will need to develop or expand internal sourcing, procurement, and distribution capabilities. We cannot guarantee that we will not experience operational challenges and inefficiencies as we assume commercial fulfillment responsibility for these components and we may not be successful in this endeavor or may experience delays in sourcing these components, which could cause product launch delays. Further, vendors may refuse to accept our purchase orders, which could make it difficult for us to obtain necessary components. We will also assume liability for these components, which may expose us to financial risks, including potential risk of loss. Any of these operational or financial risks could have a material adverse effect on our business, prospects and results of operations.
Risks related to ownership of our Class A common stock
Our Class A common stock may cease to be listed on the Nasdaq Global Select Market.
On June 5, 2026, our Class A common stock, par value $0.0001 per share, closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (Bid Price Requirement). On July 21, 2026, we received a notice from the Nasdaq Stock Market LLC (Nasdaq) that, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we will be provided an initial compliance period of 180 calendar days from receipt of such notice, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price for the Class A common stock must be at least $1.00 per share for a minimum of 10 consecutive business days prior to the end of the 180-day period. There can be no assurance that we will be able to regain compliance or that Nasdaq will extend the compliance period.

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
Currently, there is no immediate effect on the listing of the Class A common stock on The Nasdaq Global Select Market, and the Class A common stock will continue to trade on The Nasdaq Global Select Market under the symbol “GPRO,” subject to our compliance with the other continued listing requirements of The Nasdaq Global Select Market. If our Class A common stock were to be delisted from The Nasdaq Global Select Market, we might or might not be eligible to list our shares on another market. Such a delisting could negatively impact us by, among other things, reducing the liquidity and market price of our Class A common stock. Additionally, if our Class A common stock were to be delisted, we would be subject to an event of default under the 2025 Credit Agreement, the 2025 Term Loan, and the Convertible Debentures.
The dual class structure of our common stock has the effect of concentrating voting control with our CEO, and we cannot predict the effect our dual class structure may have on our stock price or our business.
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock held approximately 62.8% of the voting power of our outstanding capital stock as of June 30, 2026, with Mr. Woodman, our Chairman and CEO, holding approximately 60.3% of the outstanding voting power. Any exercises of the July 2026 Warrants (as defined below) would further increase Mr. Woodman’s voting power. Mr. Woodman is able to control all matters submitted to our stockholders, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our Class A common stock due to the limited voting power of such stock relative to the Class B common stock and might harm the trading price of our Class A common stock.
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
Risks related to our liquidity and indebtedness
We have substantial indebtedness in the form of convertible senior notes, senior secured notes and credit agreements. Our indebtedness and corresponding cash debt service obligations could adversely affect our competitiveness, our liquidity, our operations, and our ability to obtain additional financing if necessary.
On August 4, 2025, we entered into a second lien credit agreement pursuant to which we borrowed $50.0 million (the 2025 Term Loan). As of June 30, 2026, the outstanding principal under the 2025 Term Loan was $49.0 million. The 2025 Term Loan is separate from our outstanding credit agreement which provides for a revolving credit facility, as amended from time to time (the 2021 Credit Facility, and together with the 2025 Term Loan, the Credit Facilities). Under the 2021 Credit Facility, we have borrowed $24.4 million as of June 30, 2026.
Additionally, on February 27, 2026, we entered into a securities purchase agreement (Securities Purchase Agreement) with YA II PN, Ltd. (YA II PN), in connection with the issuance and sale by the Company of convertible debentures (the Convertible Debentures) issuable in an aggregate principal amount of up to $50.0 million, which Convertible Debentures will be convertible into shares of the Company’s Class A common stock, par value $0.0001 per share (the Common Stock) (as converted, the Conversion Shares). YA II PN purchased $25.0 million in aggregate principal amount of Convertible Debentures upon the signing of the Securities Purchase Agreement. In addition, subject to certain closing conditions, YA II PN would have been able to purchase an additional $5.0 million on the business day prior to the filing of the registration statement registering the resale of the Common Stock issuable upon conversion of the Convertible Debentures, which was filed with the SEC on March 20, 2026. On March 19, 2026, the closing conditions were not met. YA II PN may still purchase and we may issue an additional $20.0 million in aggregate principal amount of Convertible Debentures on or about the second business day following the satisfaction of certain additional closing conditions. As of June 30, 2026, the outstanding principal amount of Convertible Debentures was $13.8 million. Finally, on July 1, 2026, we entered into a securities purchase agreement with certain entities (the Buyers) affiliated with Nicholas Woodman, the Company’s Chief Executive Officer and Chairman of the Board of Directors, pursuant to which the Buyers agreed to purchase from the Company 6.50% senior secured notes due 2028 (Secured Notes) in an aggregate principal amount of $20.0 million.
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
In future quarters, we anticipate non-compliance with the restrictive covenants of the Credit Facilities, and we may seek further covenant waivers or amendments from our lenders. The lenders, debenture holder, or Buyers may not provide any waiver(s) of compliance or amend the Credit Facilities, Convertible Debentures, or Secured Notes.
A default under any of the Credit Facilities, Convertible Debentures, or Secured Notes could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay our indebtedness.
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
If we are unable to meet our liquidity requirements, we could be forced to sell assets, restructure or refinance our debt or raise additional capital through sales of equity or debt. We may be unable to take any of these actions on satisfactory terms or in a timely manner or at all, due to many factors, including our high level of indebtedness. Any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debt obligations could have a material adverse effect on us. Without obtaining additional sources of financing or consummating a strategic transaction, our ability to continue as a going concern would be materially and adversely impacted, and we may be required to significantly reduce, restructure, or cease operations, or seek protection under the Federal bankruptcy laws.
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
In future quarters, we anticipate non-compliance with the restrictive covenants of the Credit Facilities, and we may seek further covenant waivers or amendments from our lenders. We may also seek additional sources of financing to avoid a default under either of the Credit Facilities. We may not be able to obtain the necessary waiver or amendments or secure additional financing on favorable terms, or at all. Failure to comply with any particular covenant could result in default. In addition, each of the Credit Facilities, the Convertible Debentures, and the Secured Notes contain a cross-default provision whereby a default under one agreement would result in default under the agreements covering other borrowings and vice versa. The occurrence of a default under any of these borrowing arrangements would permit the lenders under the Credit Facilities, the Convertible Debentures, and the Secured Notes to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If our lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
Exercise of our outstanding warrants or Convertible Debentures, and any future issuances of our securities, will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.
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
On August 4, 2025, in connection with entry into the 2025 Term Loan, we issued and sold warrants to purchase up to 11,076,968 shares of our Class A common stock, par value $0.0001 per share. The warrants are immediately exercisable, in whole or in part, at an exercise price of $0.75 per share (either through cash or cashless settlement) and may be exercised at any time until the ten-year anniversary of the issuance date. The Convertible Debentures are convertible at the option of the holder into Class A common stock equal to the principal amount requested to be converted plus all accrued and unpaid interest on the Convertible Debentures as of such conversion divided by the lower of (i) $1.1453, or (ii) 98% of the lowest daily volume weighted average price of the Class A common stock during the five consecutive trading days immediately preceding the date of conversion or other date of determination, but which shall not be lower than $0.1736. Any portion of the Convertible Debentures may be converted at any time and from time to time, subject to the limitations on share issuance under the Nasdaq listing rules. On July 9, 2026, we issued and sold warrants (the July 2026 Warrants) exercisable for 25,706,940 shares of our Class B common stock to certain entities affiliated with Nicholas Woodman, our Chief Executive Officer and Chairman of the Company’s board of directors. The July 2026 Warrants are exercisable at any time on or after the earlier of (i) the six months after July 9, 2026 and (ii) either (x) our first public announcement of a change of control or (y) our first public announcement of the signing of a definitive agreement for a transaction which, if consummated, would result in a change of control. The exercise price under the July 2026 Warrants is $0.7780 per share and the July 2026 Warrants will expire on the three-year anniversary of July 9, 2026.
Any sales in the public market of the shares of Class A common stock issuable upon such exercise of such warrants, or the anticipation of such exercises and sales, could adversely affect the prevailing market prices of our Class A common stock. Additionally, the existence of such warrants may encourage short selling by market participants because the exercise of such warrants could be used to satisfy short positions, or because the anticipated exercise of such warrants for shares of Class A common stock or shares of Class B common stock, as the case may be, could depress the price of our Class A common stock. These warrants, if exercised, would dilute the ownership interests of our existing stockholders in future periods.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Unregistered Sales of Equity Securities and Use of Proceeds
In February 2026, we entered into a Securities Purchase Agreement with YA II PN in connection with the issuance and sale of Convertible Debentures issuable in an aggregate principal amount of up to $50.0 million, which can be convertible into shares of our Class A common stock, par value $0.0001 per share. Pursuant to the Securities Purchase Agreement, YA II PN purchased $25.0 million in aggregate principal amount of Convertible Debentures, as discussed in Note 4 Financing arrangements.

On April 17, 2026, we issued 6.8 million shares of our Class A common stock due to the exercise of the conversion option by YA II PN for a principal amount of $5.2 million of the Convertible Debentures with a conversion price of $0.7624. All limitations on share amounts and timing contemplated in the Convertible Debentures were complied with in full. The outstanding principal amount of Convertible Debentures was reduced by the $5.2 million converted on April 17, 2026.
The issuance of the Convertible Debentures and the Conversion Shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. YA II PN represented to us that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that each of the Convertible Debentures and the Conversion Shares would be acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof. These Conversion Shares were issued as unregistered shares of our Class A common stock at the time of conversion with all applicable restrictive legends and controls.
The shares issued under the April 17, 2026 conversion were later registered under a Registration Statement on Form S-1, as amended (File Number 333-294507), which was made effective on June 2, 2026, and as such, the shares were no longer subject to any restrictions on transfer or sale under the Securities Act.
Issuer Purchases of Equity Securities
As of June 30, 2026, we have a remaining share repurchase authorization of $60.4 million under the current stock repurchase program authorized by our Board of Directors in January 2022 and February 2023. No shares of our Class A and Class B common stock were repurchased during the three months ended June 30, 2026.

Item 3. Defaults upon Senior Securities
For the period ended June 30, 2026, we were not in compliance with the minimum EBITDA or the minimum asset coverage ratio of 1.15x under the 2025 Credit Agreement. On July 9, 2026, we entered into a Waiver and Amendment No. 3 to the 2025 Credit Agreement that waived (i) the EBITDA and asset coverage ratio non-compliance as of June 30, 2026, (ii) a failure to deliver annual financial statements without a “going concern” or like qualification, and related notice requirement, and (iii) defaults related to compliance with certain negative covenants.
Additionally, for the period ended June 30, 2026, we were in compliance with the liquidity and minimum unused availability financial covenants under the 2021 Credit Agreement, however, we were not in compliance with certain other covenants under the 2021 Credit Agreement, or the minimum EBITDA or minimum asset coverage ratio under the 2025 Credit Agreement. On July 9, 2026, we entered into a Waiver and Amendment No. 4 to the 2021 Credit Agreement that among other things, waived (i) a failure to deliver annual financial statements without a “going concern” or like qualification, and related notice requirement, and (ii) defaults related to compliance with certain affirmative and negative covenants.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Plans of Directors and Executive Officers
None of the Company’s directors or officers, as defined in Rule 16a-1(f), adopted, modified, or terminated a Rule 10b5-1 trading arrangement (Rule 10b5-1 trading plan) or a non-Rule 10b5-1 trading arrangement (non-Rule 10b5-1 trading plan) during the second quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits
Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Waiver, dated May 8, 2026, under Amendment No. 2 to Credit Agreement dated February 27, 2026, by and among GoPro, Inc. and Farallon Capital, L.L.C., on behalf of the lenders thereunder.	10-Q	001-36514	10.3	May 11, 2026
10.2	Lease Agreement, dated April 16, 2026, by and between GoPro, Inc. and PenLark, L.P.	8-K	001-36514	10.1	May 19, 2026
31.1	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set					X
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

GoPro, Inc.
(Registrant)

Dated:	August 10, 2026	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	August 10, 2026	By: /s/ Brian Tratt
Brian Tratt Chief Financial Officer (Principal Financial Officer)

Dated:	August 10, 2026	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)