Form 10-K/A
period 2025-12-31
GoPro, Inc.
filed 2026-10-19
CIK 1500435

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $99,478,000 based upon the closing price reported for such date on The Nasdaq Global Select Market.
As of March 5, 2026, 137,903,867 and 26,258,546 shares of Class A and Class B common stock were outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part II and Part III of this Annual Report on Form 10-K/A,, except for the disclosure required by Item 402(w) of Regulation S-K, which is set forth in Part III, Item 11 of this Annual Report on Form 10-K/A . Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K/A, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K/A.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends and restates certain items in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, initially filed with the Securities and Exchange Commission (the "SEC") on March 12, 2026 (the "Original Form 10-K"), and subsequently updated in the Current Report on Form 8-K filed with the SEC on June 1, 2026.
This Form 10-K/A includes audited restated consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2025, as well as unaudited restated condensed consolidated financial information as of and for the three and nine months ended September 30, 2025 (the “Affected Periods”), as further described below.
This Amendment also amends the Company’s conclusions and disclosures included in Item 9A, “Controls and Procedures,” of the Original Form 10-K relating to the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting.
The effects of the errors described herein also impacted t    he Company’s unaudited condensed consolidated financial statements for the quarters ended March 31, 2026 and June 30, 2026, originally filed with the SEC on May 11, 2026 and August 10, 2026 which are being restated in the Company’s Quarterly Reports on Form 10-Q/A for those respective periods.
Items Amended in this Filing
This Form 10-K/A amends and restates the following items of the Original Form 10-K:
•Part I – Item 1A. Risk Factors.
•Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•Part II – Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
•Part II – Item 8. Financial Statements and Supplementary Data
•Part II – Item 9A. Controls and Procedures.
•Part III – Item 11. Executive Compensation (solely to add Item 402(w) disclosure).
•Part IV – Item 15. Exhibits, Financial Statement Schedules.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications specified in Rule 13a-14 under the Exchange Act from the Company’s Chief Executive Officer and its Chief Financial Officer, dated as of the date hereof, are included with this Form 10-K/A.
This Form 10-K/A includes the items and exhibits being amended and restated and, for convenience, the unaffected items and exhibits of the Original Form 10-K as subsequently updated in the Current Report on Form 8-K filed with the SEC on June 1, 2026. This Form 10-K/A should be read in conjunction with the Original Form 10-K as subsequently updated in the Current Report on Form 8-K filed with the SEC on June 1, 2026, and our filings with the SEC subsequent to the Original Form 10-K, together with any amendments to those filings.
Except as otherwise provided, the disclosures in this Form 10-K/A are made as of the date of the Original Form 10-K and do not reflect any events that occurred after the date of the Original Form 10-K or modify or update any other disclosures in the Original Form 10-K affected by subsequent events. As such, forward-looking statements included in this Form 10-K/A may represent management’s views as of the date of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter.
Restatement Background
As described in the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2026, while preparing the proxy statement related to the transactions contemplated by the Agreement and Plan of Merger, dated as of September 1, 2026, by and among the Company, Action Acquisitions LLC and Starman Optical, Inc., and finalizing the financial records for the fiscal quarter ended September 30, 2026, the Company identified errors associated with the accounting for certain debt instruments. The errors related to (i) the initial measurement of the recognition of liability classified warrants issued to Mateo Financing, LLC (the “Warrants”) on August 4, 2025, (ii) recognition of changes in fair value of the warrant liability at each subsequent reporting period, (iii) the accounting for the November 5, 2025 Warrant repricing in connection with the amendment to the 2025 Credit Agreement, and (iv) debt discount amortization due to initial measurement errors. The Company determined that incorrect valuation inputs and methodology were used in the initial and subsequent measurement of the Warrants. In addition, the incremental fair value transferred to the lender through the November 2025 exercise-price reduction should have been recorded as an additional debt discount amortized to interest expense.
The corrections affect the warrant liability, debt discount, interest expense, other income (expense), net loss, net loss per share and accumulated deficit. They do not affect the Company’s revenue, gross margin, operating loss, cash, earnings before interest, tax, depreciation, and amortization (“EBITDA”), or operating cash flows. However, the corrections affect net loss and other non-cash adjustments within the adjustments to reconcile net loss to net cash used in operating activities, with offsetting adjustments such that net cash used in operating activities remains unchanged.
As a result, (i) the audited consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2025, included in the Original Form 10-K and subsequently updated in the Current Report on Form 8-K filed with the SEC on June 1, 2026 and (ii) the unaudited condensed consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2025 included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2025 are being restated. Additionally, certain other previously identified immaterial adjustments were corrected, which impacted individual line items within operating cash flows with no change to total operating cash flows in any period presented.
The Company evaluated the effect of the restatement on its debt agreements. Based on the restated financial statements, the Company was not in compliance with the minimum asset coverage ratio of 1.25x as of September 30, 2025 and December 31, 2025 under its Credit Agreement, dated August 4, 2025, with Farallon Capital Management, L.L.C., as administrative agent and collateral agent, and Mateo Financing, LLC, as lender (as amended, the "2025 Credit Agreement"). In addition, the restatement required the Company to reevaluate representations and warranties made by the Company and seek waivers related thereto, which waivers were subsequently obtained. These representations and warranties were made under the 2025 Credit Agreement and under the following agreements:
•the Company's Credit Agreement, dated January 22, 2021, with Wells Fargo Bank, National Association and the lenders party thereto (as amended, the "2021 Credit Agreement");
•the notes issued on July 9, 2026 (the "2026 Notes") to certain entities affiliated with Nicholas Woodman, the Company's Chief Executive Officer and Chairman of the Board of Directors (the "Buyers"); and
•the convertible debentures (the "Convertible Debentures") issued to YA II PN, Ltd. ("YA II PN"), a fund of Yorkville Advisors Global, LP.
As a result, defaults or events of default have occurred under those agreements, including through cross-default provisions. On October 16, 2026, the Company obtained waivers of these defaults and events of default from the lenders under the 2021 Credit Agreement and the 2025 Credit Agreement, the Buyers, as holders of the 2026 Notes, and YA II PN, as holder of the Convertible Debentures. No fees or other consideration were paid in connection with the waivers which were necessary based on the restated financial statements described in Note 2 Restatement of previously issued consolidated financial statements.

Internal Control Considerations
As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2025. Management has concluded that the Company's disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2025 and December 31, 2025, due to an identified material weakness in internal control over financial reporting. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, the material weakness identified, and the reissued management report on internal controls over financial reporting, refer to Controls and Procedures in Part II - Item 9A.

In connection with the restatement, the Company performed a recovery analysis under its Compensation Recovery Policy covering incentive-based compensation received by current and former executive officers during the applicable recovery period. The restatement corrections affect only interest expense and other income (expense) and the resulting net loss, net loss per share and related balance sheet amounts. They do not affect revenue, operating loss or any other financial reporting measure on which incentive-based compensation received during the recovery period was based. In addition, no amounts were earned under the Company's 2025 executive bonus plan, and the 2025 performance stock unit awards were not earned and were forfeited. Accordingly, the Company determined that no erroneously awarded incentive-based compensation is subject to recovery. The Company’s management and the Audit Committee have determined that the misstatements were unintentional and were not the result of fraud or any other attempt to deceive.

GoPro, Inc.

PART I.
Special note regarding forward-looking statements
This Annual Report on Form 10-K/A of GoPro, Inc. (GoPro or we or the Company) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Annual Report on Form 10-K/A are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management’s assumptions prove incorrect or should unanticipated circumstances arise, the Company’s actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Item 1A. Risk Factors. Forward-looking statements include, but are not limited to, statements regarding our plans to improve product offerings in Item 1. Business and other sections of this Annual Report on Form 10-K/A, projections of results of operations, research and development plans, marketing plans, plans to invest in and expand our global retail and distribution footprint, and revenue growth drivers; plans to manage our operating expenses effectively; dilution of our common stock; our ability to maintain compliance with Nasdaq listing requirements; plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; our ability to achieve profitability if there are delays in our product launches, increases in component costs, or shortages of key components; the impact of negative macroeconomic factors including fluctuating interest rates and inflation, market volatility, economic recession concerns, and potential occurrence of a temporary federal government shutdown; the ability to grow camera sales to drive meaningful volume and subscription growth; the ability to maintain camera sales sufficient to drive meaningful volume, revenue, and subscriber base; our ability to acquire and retain subscribers; the impact of competition on our market share, revenue, and profitability; the effects of global conflicts and geopolitical issues such as the conflicts in the Middle East, Ukraine, Venezuela or China-Taiwan relations on our business; the impact of recent developments with respect to U.S. tariffs, including uncertainties regarding any new proposed tariffs; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the threat of a security breach or other disruption including cyber-attacks; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other sections of this Annual Report on Form 10-K/A including but not limited to Item 1A. Risk Factors. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Annual Report on Form 10-K/A to reflect future events or developments.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties, including those described in Item 1A. Risk Factors on this Annual Report on Form 10-K/A. These risks include, but are not limited to the following:
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
•We have substantial indebtedness in the form of convertible senior notes and credit agreements. Our indebtedness and corresponding cash debt service obligations could adversely affect our competitiveness, our liquidity, or operations, and our ability to obtain additional financing if necessary.
•Our credit agreements impose restrictions on us that may adversely affect our ability to operate our business.
•Exercise of our outstanding warrants or Convertible Debentures will dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock.
•We have restated our previously issued consolidated financial statements and as part of that process, have identified a material weakness in our internal control over financial reporting as of December 31, 2025. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.
•We may face litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.

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
Segment information and geographic data
We operate as one reportable segment. Financial information about geographic areas is presented in Note 13 Concentrations of risk and geographic information, to the Notes to consolidated financial statements of this Annual Report on Form 10-K/A.
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
We take active measures to protect our intellectual property against unauthorized third-party use, including misuse of our patents, copyrights, trademarks, and other proprietary rights. We monitor online marketplaces for infringing, knock-off, or counterfeit products and take action to remove those products. We have and expect to continue to take legal action to enforce our intellectual property and proprietary rights when appropriate. For example, we have initiated legal action against our competitors for patent infringement, as further described in Note 12 Commitments, contingencies, and guarantees.
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

Item 1A. Risk Factors

You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K/A before making an investment decision. We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control, that have in the past and could in the future materially and adversely affect our business, financial condition, and results of operations. The risk factors below do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
Except for the risk factors below titled “We have restated our previously issued consolidated financial statements and as part of that process, have identified a material weakness in our internal control over financial reporting as of December 31, 2025. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.” and “We may face litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.”, this Item 1A. Risk Factors has not been updated to reflect developments occurring subsequent to the filing of the Original Form 10-K.
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
We may continue to experience fluctuating revenue, expenses, and profitability for a number of reasons, including other risks described in this Annual Report on Form 10-K/A, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that impact our revenue growth or profitability.
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
Third parties, including competitors and non-practicing entities, have made allegations of and brought intellectual property infringement, misappropriation, and other intellectual property rights claims against us, including the matter described in Note 12 Commitments, contingencies, and guarantees in the Notes to consolidated financial statements of this Annual Report on Form 10-K/A. While we will defend ourselves vigorously against any such existing and future legal proceedings, the effort and expense to support such disputes and litigation is considerable and we may not prevail or obtain favorable outcomes against all such allegations, including in the matter described in Note 12 Commitments, contingencies, and guarantees in the Notes to consolidated financial statements of this Annual Report on Form 10-K/A.
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
In addition, the stock market in general, and the market prices for companies in our industry, have experienced volatility that often has been unrelated to operating performance. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Price volatility over a given period may cause the average price at which we repurchase our own stock to exceed the stock’s price at a given point in time. In addition, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have been subject to past shareholder class action lawsuits as well as derivative lawsuits and may continue to be a target for such litigation in the future. Securities litigation against us could result in substantial costs and liability and divert our management’s attention from other business concerns, which could harm our business. See Note 12 Commitments, contingencies, and guarantees, in the Notes to consolidated financial statements of this Annual Report on Form 10-K/A for a discussion on legal proceedings.
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
Risks related to our liquidity and indebtedness
We have substantial indebtedness in the form of convertible senior notes and credit agreements. Our indebtedness and corresponding cash debt service obligations could adversely affect our competitiveness, our liquidity, or operations, and our ability to obtain additional financing if necessary.
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
In future quarters, we anticipate non-compliance with the restrictive covenants of the Credit Facilities, and we may seek further covenant waivers or amendments from our lenders. The lenders may not provide any waiver(s) of compliance or amend the Credit Facilities.
A default under any of the Credit Facilities could also lead to a default under agreements governing our existing or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay our indebtedness.

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
If we are unable to meet our liquidity requirements, we could be forced to sell assets, restructure or refinance our debt or raise additional capital through sales of equity or debt. We may be unable to take any of these actions on satisfactory terms or in a timely manner or at all, due to many factors, including our high level of indebtedness. Any of these actions may not be sufficient to allow us to service our debt obligations or may have an adverse impact on our business. Our existing debt agreements limit our ability to take certain of these actions. Our failure to generate sufficient operating cash flow to pay our debt obligations could have a material adverse effect on us. Without obtaining additional sources of financing or consummating a strategic transaction, our ability to continue as a going concern would be materially and adversely impacted, and we may be required to significantly reduce, restructure, or cease operations, or seek protection under the Federal bankruptcy laws
Our credit agreements impose restrictions on us that may adversely affect our ability to operate our business.
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
Risks Related to Restatement of Our Consolidated Financial Statements
We have restated our previously issued consolidated financial statements and as part of that process, have identified a material weakness in our internal control over financial reporting as of December 31, 2025. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.
On October 9, 2026, the Audit Committee of the Company's board of directors concluded, after discussion with the Company’s management, that the previously issued financial statements during the Affected Periods should no longer be relied upon due to the errors described in the “Explanatory Note” above, and should be restated. As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2025. Management has concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2025 and December 31, 2025, and its internal control over financial reporting was not effective as of December 31, 2025 due to the following material weakness. Specifically, the Company did not design and maintain effective controls to evaluate the accounting for and valuation of embedded features within financing arrangements, including controls to evaluate the inputs and assumptions used in the valuation. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and the material weakness identified, refer to Controls and Procedures in Part II - Item 9A.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent or detect material misstatements due to fraud or error in our interim and annual consolidated financial statements. See Part II – Item 9A. Controls and Procedures, for additional information. These remediation efforts may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
The material weakness described above resulted in the restatement of our previously issued consolidated financial statements, and any continued failure to maintain effective disclosure controls and procedures or internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. In either case, there could be an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we are taking and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or detect material misstatement due to error or fraud or to facilitate the fair presentation of our consolidated financial statements.
If we identify additional errors, fail to timely file restated or future periodic reports, or otherwise fail to comply with the financing reporting covenants in our debt agreements, we may need additional waivers or amendments.
We evaluated our restated financial statements and their impact on the Company’s debt covenants. For the periods ended September 30, 2025 and December 31, 2025, we concluded that we were not in compliance with the minimum asset coverage ratio of 1.25x under our 2025 Credit Agreement. We subsequently received a waiver from the lenders of the 2021 Credit Agreement and 2025 Credit Agreement on October 16, 2026. No fees or consideration were paid in connection with the waiver. In addition, the historical accounting errors and consequent restatement constitute a default or event of default under the Credit Facilities, the Convertible Debentures, and the 2026 Notes. We have obtained waivers of these defaults from the applicable lenders and noteholders. Our lenders and noteholders may not grant waivers or amendments on acceptable terms, or at all. Each of the Credit Facilities, the Convertible Debentures, and the 2026 Notes contains cross-default or cross-acceleration provisions, whereby a default under one agreement could result in a default under, and the acceleration of, our other borrowings. The occurrence of an event of default under any of these borrowing arrangements would permit the lenders under the Credit Facilities, the Convertible Debentures, and the 2026 Notes to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If our lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
We can give no assurance that the measures we are taking and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or detect material misstatement due to error or fraud or to facilitate the fair presentation of our consolidated financial statements.
We may face litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.
As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2025 and identified a material weakness in our internal control over financial reporting. As a result of such material weakness or the restatement, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-K/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.
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
Risks from Cybersecurity Threats
No previous cybersecurity incidents have materially affected us, including our business strategy, results of operations or financial condition. Future cybersecurity threats or incidents may materially affect our business strategy, results of operations or financial condition. For further detail on the potential risks, see Part I, Item 1A of this Annual Report on Form 10-K/A for the year ended December 31, 2025.

Item 2. Properties
As of December 31, 2025, we leased office facilities around the world totaling approximately 280,000 square feet, including approximately 196,000 square feet for our corporate headquarters in San Mateo, California. All of our properties are currently leased. Effective October 2021, we entered into a sublease agreement with a third-party for approximately 78,000 square feet of our leased corporate headquarters in San Mateo. We believe our existing facilities are adequate to meet our current requirements. If we were to require additional space, we believe we will be able to obtain such space on acceptable, commercially reasonable terms. See Note 12 Commitments, contingencies, and guarantees, to the Notes to consolidated financial statements of this Annual Report on Form 10-K/A for more information about our lease commitments.

Item 3. Legal Proceedings
Refer to Legal proceedings and investigations included in Part II, Item 8., Note 12 Commitments, contingencies, and guarantees, to the Notes to consolidated financial statements of this Annual Report on Form 10-K/A for the year ended December 31, 2025.

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
During the period covered by this Annual Report on Form 10-K/A, we have not sold any other equity securities that were not registered under the Securities Act of 1933, as amended, nor have we sold any in the prior two years.
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

Item 6. Reserved

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements, related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K/A. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a variety of factors, including but not limited to, those discussed in Risk Factors and elsewhere in this Annual Report on Form 10-K/A.
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
Restatement of Previously Issued Financial Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our consolidated financial statements, as more fully described in Note 2 Restatement of previously issued consolidated financial statements to our consolidated financial statements. Additionally, refer to Item 9A. Controls and Procedures.
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

(units and dollars in thousands, except per share amounts)	Q4 2025	Q4 2024	% Change	FY 2025	FY 2024	% Change
(As Restated)	(As Restated)
Total revenue	$201,673	$200,882	—%	$651,542	$801,473	(19)%
Camera units shipped (1)	574	581	(1)%	1,826	2,431	(25)%
Gross margin (2)	31.8%	34.7%	(290)	bps	33.6%	33.8%	(20)	bps
Operating expenses	$72,428	$108,801	(33)%	$302,507	$406,328	(26)%
Net loss	$(2,096)	$(37,191)	(94)%	$(92,645)	$(432,311)	(79)%
Diluted net loss per share	$(0.01)	$(0.24)	(96)%	$(0.58)	$(2.82)	(79)%
Cash provided by (used in) operations	$15,603	$(25,099)	(162)%	$(20,669)	$(125,141)	(83)%

Other financial information:
Adjusted EBITDA (3)	$784	$(14,359)	(105)%	$(28,516)	$(71,639)	(60)%
Non-GAAP net loss (4)	$(3,554)	$(14,418)	(75)%	$(49,381)	$(370,417)	(87)%
Non-GAAP diluted net loss per share (5)	$(0.02)	$(0.09)	(78)%	$(0.31)	$(2.42)	(87)%
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
Full Year and Fourth Quarter 2025 financial performance
Revenue for the full year of 2025 was $651.5 million, of which, $545.3 million was from hardware sales and $106.3 million was from subscription and services. Hardware revenue decreased 21.5% from the prior year period, primarily due to the timing and mix of product launches in the full years of 2025 and 2024, consumer-related macroeconomic issues resulting in a softer global consumer market, and an increasingly global competitive landscape which has resulted in market share loss. As a result, camera units shipped in the full year of 2025 decreased 24.9% year-over-year to 1.8 million. For the full year of 2025, camera revenue mix from cameras with an MSRP equal to or greater than $400 was 75%, compared to 76% for the same period in 2024. Subscription and services revenue was flat year-over-year at $106.3 million. For the full year of 2025, our average selling price increased 8.2% year-over-year to $357. Average selling price is defined as total reported revenue divided by camera units shipped. Retail revenue was $481.9 million for the full year of 2025 and represented 74.0% of total revenue, compared to 75.0% of total revenue for the same period in 2024. GoPro.com revenue, which includes subscription and service revenue, was $169.6 million for the full year of 2025 and represented 26.0% of total revenue, compared to 25.0% of total revenue in the prior year period. Our gross margin percentage

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
for the full year of 2025 was 33.6%, compared to 33.8% for the full year of 2024. Net loss for the full year of 2025 was $92.6 million, compared to a net loss of $432.3 million in 2024, which included the establishment of a net valuation allowance of $294.9 million on United States federal and state deferred tax assets in the first quarter of 2024. Adjusted EBITDA for the full year of 2025 was negative $28.5 million, compared to negative $71.6 million in 2024.
Revenue for the fourth quarter of 2025 was $201.7 million, of which, $175.1 million was from hardware sales and $26.6 million was from subscription and services. Hardware revenue increased 0.9% in the fourth quarter of 2025 compared to the prior year period, primarily due to our camera revenue mix favoring our higher-end products, like MAX2, which has a MSRP starting at $500, partially offset by a 1.2% decrease in camera units shipped year-over-year to 574 thousand. Our fourth quarter of 2025 camera revenue mix from cameras with an MSRP equal to or greater than $400 was 79% compared to 84% for the same period in 2024. Subscription and services revenue decreased 3% from the prior year period, primarily due to a 6.7% decrease in subscribers as camera unit shipped decreased year-over-year, partially offset by an increase in the average revenue per user. In the fourth quarter of 2025, our average selling price increased 1.6% year-over-year to $351. Retail revenue was $153.6 million in the fourth quarter of 2025 and represented 76.2% of total revenue, compared to 74.4% of total revenue for the same period in 2024. GoPro.com revenue, which includes subscription and service revenue, was $48.1 million in the fourth quarter of 2025 and represented 23.8% of total revenue, compared to 25.6% of total revenue for the same period in 2024. Our overall subscription attach rate from both sales on GoPro.com and from post-camera purchases at retail was 43% in the fourth quarter of 2025, up from 34% in the prior year quarter. Our aggregate retention rate for annual subscribers was 68% in the fourth quarter of 2025, compared to 69% in the same period in 2024. Our gross margin percentage for the fourth quarter of 2025 was 31.8%, compared to 34.7% in the same period in 2024. Net loss for the fourth quarter of 2025 was $2.1 million, compared to a net loss of $37.2 million for the same period in 2024. Adjusted EBITDA for the fourth quarter of 2025 was positive $0.8 million, compared to negative $14.4 million in the same period in 2024.
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

Components of our Results of Operations
Revenue. Our revenue is primarily comprised of hardware product sales, and subscription and service offerings, net of returns and sales incentives. Hardware revenue is derived from the sale of our cameras and accessories directly to retailers, through our network of domestic and international distributors, and on GoPro.com. Subscription and service revenue is primarily derived from the sale of our Premium+, Premium and Quik subscriptions on GoPro.com, and the Quik mobile app. See Critical Accounting Policies and Estimates and Note 1 Summary of business and significant accounting policies, to the Notes to consolidated financial statements of this Annual Report on Form 10-K/A for information regarding revenue recognition.
Cost of revenue. Our hardware cost of revenue primarily consists of product costs, including costs of contract manufacturing for production, third-party logistics and procurement costs, warranty repair costs, tooling and

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
equipment depreciation, excess and obsolete inventory write-downs, license fees, tariffs and certain allocated costs related to our manufacturing team, facilities, including right-of-use asset impairment charges and personnel-related expenses. Subscription and service cost of revenue primarily consists of third-party hosting fees, cloud storage costs, personnel-related expenses, and other subscription costs.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our consolidated statements of operations for each of the periods presented, and each component as a percentage of total revenue:

	Year ended December 31,
(dollars in thousands)	2025		2024		2023
	(As Restated)
Revenue
Hardware	$545,267	84%	$694,512	87%	$907,975	90%
Subscription and services	106,275	16	106,961	13	97,484	10
Total revenue	651,542	100	801,473	100	1,005,459	100
Cost of revenue
Hardware	400,419	61	499,882	62	650,085	65
Subscription and services	31,957	5	30,296	4	31,801	3
Total cost of revenue	432,376	66	530,178	66	681,886	68
Gross profit	219,166	34	271,295	34	323,573	32
Operating expenses:
Research and development	126,796	19	185,897	23	165,688	17
Sales and marketing	100,756	15	160,635	20	169,578	17
General and administrative	56,355	9	59,796	8	63,770	6
Goodwill impairment	18,600	3	—	—	—	—
Total operating expenses	302,507	46	406,328	51	399,036	40
Operating loss	(83,341)	(12)	(135,033)	(17)	(75,463)	(8)
Other income (expense):
Interest expense	(9,856)	(2)	(3,329)	—	(4,699)	—
Other income, net	2,591	—	5,273	—	12,429	1
Total other income (expense), net	(7,265)	(2)	1,944	—	7,730	1
Loss before income taxes	(90,606)	(14)	(133,089)	(17)	(67,733)	(7)
Income tax expense (benefit)	2,039	—	299,222	37	(14,550)	(1)
Net loss	$(92,645)	(14)%	$(432,311)	(54)%	$(53,183)	(6)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Year ended December 31,			2025 vs 2024	2024 vs 2023
	2025	2024	2023	% Change	% Change
Camera units shipped	1,826	2,431	2,984	(25)%	(19)%

Average selling price	$357	$330	$337	8	(2)

Hardware	$545,267	$694,512	$907,975	(21)%	(24)%
Percentage of total revenue	83.7%	86.7%	90.3%
Subscription and services	106,275	106,961	97,484	(1)	10
Percentage of total revenue	16.3%	13.3%	9.7%
Total revenue	$651,542	$801,473	$1,005,459	(19)%	(20)%

Retail	$481,895	$600,902	$704,217	(20)%	(15)%
Percentage of total revenue	74.0%	75.0%	70.0%
GoPro.com	$169,647	$200,571	$301,242	(15)	(33)
Percentage of total revenue	26.0%	25.0%	30.0%
Total revenue	$651,542	$801,473	$1,005,459	(19)%	(20)%

Americas	$383,481	$378,934	$469,675	1%	(19)%
Percentage of total revenue	58.9%	47.3%	46.7%
Europe, Middle East and Africa (EMEA)	$190,809	$258,976	$290,814	(26)	(11)
Percentage of total revenue	29.3%	32.3%	28.9%
Asia and Pacific (APAC)	$77,252	$163,563	$244,970	(53)	(33)
Percentage of total revenue	11.8%	20.4%	24.4%
Total revenue	$651,542	$801,473	$1,005,459	(19)%	(20)%
2025 Compared to 2024. Total revenue for the full year of 2025 was $651.5 million, of which, $545.3 million was from hardware sales and $106.3 million was from subscription and services. Hardware revenue decreased 21.5% from the prior year period primarily due to the timing and mix of product launches in the full year of 2025, and 2024, consumer-related macroeconomic issues resulting in a softer global consumer market, and an increasingly global competitive landscape which has resulted in market share loss. As a result, camera units shipped in the full year of 2025 decreased 24.9% year-over-year to 1.8 million. For the full year of 2025, camera revenue mix from cameras with an MSRP equal to or greater than $400 was 75% compared to 76% for the same period in 2024. Subscription and services revenue was flat year-over-year at $106.3 million. For the full year of 2025, our average selling price increased 8.2% year-over-year to $357. Retail revenue was $481.9 million for the full year of 2025 and represented 74.0% of total revenue, compared to 75.0% of total revenue for the same period in 2024. GoPro.com revenue, which includes subscription and service revenue, was $169.6 million for the full year of 2025 and represented 26.0% of total revenue, compared to 25.0% of total revenue in the prior year period.
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
See Note 14 Restructuring charges, to the Notes to consolidated financial statements.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other income (expense)

	Year ended December 31,			2025 vs 2024	2024 vs 2023
(dollars in thousands)	2025	2024	2023	% Change	% Change
	(As Restated)
Interest expense	$(9,856)	$(3,329)	$(4,699)	196%	(29)%
Other income, net	2,591	5,273	12,429	(51)	(58)%
Total other income (expense), net	$(7,265)	$1,944	$7,730	(474)%	(75)%
2025 Compared to 2024. Total other income (expense), net was expense of $7.3 million for the full year of 2025 compared to income of $1.9 million in the same period of 2024. The year-over-year change of $9.2 million was primarily due to a $6.5 million increase in interest expense principally related to the 2025 Credit Agreement and draws on our 2021 Credit Agreement, $0.9 million changes in the fair value of the warrants issued in connection with the 2025 Credit Agreement as discussed in Note 6 Financing arrangements.
Income taxes

	Year ended December 31,			2025 vs 2024	2024 vs 2023
(dollars in thousands)	2025	2024	2023	% Change	% Change
Income tax expense (benefit)	$2,039	$299,222	$(14,550)	(99)%	(2,157)%
2025 Compared to 2024. We recorded an income tax expense of $2.0 million for the year ended December 31, 2025 on a pre-tax net loss of $90.6 million. Our income tax expense for the year ended December 31, 2025 primarily resulted from a change in the valuation allowance on the United States federal and state net deferred tax assets, nondeductible equity tax expense from employee stock-based compensation, and tax expense from goodwill impairment, partially offset by a tax benefit on a pre-tax net loss, and the federal and California research and development credits.
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
See Note 10 Income taxes, to the Notes to consolidated financial statements for additional information.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Quarterly results of operations
The following table sets forth our unaudited quarterly consolidated results of operations for each of the eight quarterly periods in the two-year period ended December 31, 2025.

	Three months ended
(dollars in thousands, except per share amounts)	Dec. 31, 2025	Sept. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sept. 30, 2024	Jun. 30, 2024	Mar. 31, 2024
	(As Restated)	(As Restated)
Total revenue	$201,673	$162,918	$152,643	$134,308	$200,882	$258,898	$186,224	$155,469
Gross profit	64,187	57,167	54,663	43,149	69,701	91,846	56,710	53,038
Operating expenses	72,428	73,052	68,670	88,357	108,801	99,857	103,219	94,451
Net loss	$(2,096)	$(27,418)	$(16,422)	$(46,709)	$(37,191)	$(8,211)	$(47,821)	$(339,088)

Net loss per share - basic and diluted	$(0.01)	$(0.17)	$(0.10)	$(0.30)	$(0.24)	$(0.05)	$(0.31)	$(2.24)

Liquidity and Capital Resources
The following table presents selected financial information as of December 31, 2025 and December 31, 2024:

(dollars in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$49,674	$102,811
Marketable securities	—	—
Total cash, cash equivalents and marketable securities	$49,674	$102,811
Percentage of total assets	12%	19%
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
As of December 31, 2025, our cash, cash equivalents, and marketable securities totaled $49.7 million. The overall cash used in operating activities of $20.7 million for the year ended December 31, 2025 was primarily attributable to a net loss of $92.6 million, partially offset by net cash inflows from other non-cash expenses of $33.1 million, an $18.6 million goodwill impairment charge, and changes in our working capital of $20.3 million. Working capital changes for the year ended December 31, 2025 of $20.3 million were the result of a decrease in inventory of $42.3 million and a decrease in prepaid expenses and other assets of $2.8 million, partially offset by a decrease in accounts payable and other liabilities of $13.3 million, an increase in accounts receivables of $7.3 million, and a decrease in deferred revenue of $4.1 million. As of December 31, 2025, $3.1 million of cash was held by our foreign subsidiaries.
2021 Credit Facility
In January 2021, we entered into a Credit Agreement which provides for a revolving credit facility (2021 Credit

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Facility) under which we may borrow up to an aggregate amount of $35.0 million from the February 2026 amendment to the Borrowing Base Conversion Date, which is considered when we complete an appraisal and other collateral diligence measures in order to implement a borrowing base to tie usage of the 2021 Credit Facility to our collateral value, and up to $50.0 million thereafter. In March 2023, August 2025 and February 2026, we amended the 2021 Credit Agreement (collectively, the 2021 Credit Agreement). The February 2026 amendment extended the maturity of the 2021 Credit Agreement to June 2027, changed the interest rate at which borrowed funds accrued interest and changed the liquidity minimums, as discussed in Note 6 Financing arrangements. Upon termination of the 2021 Credit Agreement in June 2027, any outstanding borrowings will become due and payable.
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
The 2021 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. We are required to maintain Liquidity (the sum of unused availability under the credit facility and our Qualified Cash) of at least (i) $25.0 million during the period from the date we entered into the 2021 Credit Agreement amendment in February 2026 as discussed in Note 6 Financing arrangements through June 30, 2026, (ii) $30.0 million during the period from July 1, 2026 through July 31, 2026, (iii) $35.0 million during the period from August 1, 2026 through August 31, 2026, and (iv) $40.0 million from September 1, 2026 through the maturity date (of which at least $10.0 million shall be attributable to Qualified Cash during all periods), and maintain a minimum unused availability under the credit facility of at least $10.0 million after the Borrowing Base Conversion Date.
For the period ended December 31, 2025, we were in compliance with the liquidity and asset coverage ratio financial covenants contained in the 2021 Credit Agreement; however, the 2021 Credit Agreement also required us to be in compliance with the financial covenants within the 2025 Credit Agreement. We were not in compliance with the 2025 Credit Agreement asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 within the 2025 Credit Agreement for the period ended December 31, 2025 and we subsequently cured the non-compliance by entering into an amendment on February 27, 2026 that amended these covenant requirements, as discussed in Note 6 Financing arrangements. There are outstanding letters of credit under the 2021 Credit Agreement which total $9.2 million for certain duty-related requirements which was not collateralized by any cash on hand.
2025 Credit Agreement
On August 4, 2025, we entered into a Credit Agreement with Farallon Capital Management, L.L.C., as administrative agent and collateral agent (the Agent), and Mateo Financing, LLC (the Lender). In November 2025 and February 2026, we amended the Credit Agreement (collectively, the 2025 Credit Agreement). The 2025 Credit Agreement provides for a second lien credit facility up to $50.0 million (the 2025 Term Loan). The 2025 Credit Agreement will mature, and any outstanding borrowings become due and payable on January 22, 2028. The November 2025 amendment (i) revised the Q1 2026, Q2 2026 and Q3 2026 EBITDA minimums, including a tariff-based adjustment, (ii) removed the liquidity minimum step-down clause, and (iii) decreased the exercise price of the warrants to $0.75, all of which are discussed below. The February 2026 amendment (i) revised the minimum liquidity for the remaining term of the 2025 Credit Agreement, (ii) removed the EBITDA minimums for the fiscal

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
quarter ending December 31, 2025 and for the period of four consecutive fiscal quarters ending March 31, 2026, (iii) revised the EBITDA minimum for the remainder of the 2025 Credit Agreement, and (iv) revised the minimum asset coverage ratio for periods prior to March 31, 2026, as discussed in Note 6 Financing arrangements.
On August 4, 2025, in connection with the 2025 Credit Agreement, we issued warrants to the Lender to purchase 11,076,968 shares of Class A common stock at an initial exercise price of $1.25 per share. The warrants are classified as liabilities because they contain a provision that may require us to repurchase, at the holder’s request, up to $7.5 million of shares issued upon exercise of the warrants at the applicable volume-weighted average price. The repurchase obligation may be triggered if the holder is unable to resell the shares because the applicable resale registration statement is not available for use or because the holder has received material nonpublic information from us. The purchase price is payable in cash or, to the extent a cash payment would reduce our liquidity below $75 million, partially through an unsecured promissory note. The warrants were initially measured at a fair value of $11.3 million, which was recorded as a warrant liability and debt discount. On November 5, 2025, the exercise price was reduced to $0.75 per share as part of the modification to the 2025 Credit Agreement. The $1.0 million incremental fair value attributable to the repricing was recorded as additional debt discount in connection with a debt modification and is amortized to interest expense. The warrants are subsequently measured at fair value, with changes recognized in other income (expense), and had a fair value of $13.1 million as of December 31, 2025.
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
As of December 31, 2025, the outstanding principal under the 2025 Term Loan was $49.8 million. For the period ended December 31, 2025, we were not in compliance with the asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 within the 2025 Credit Agreement for the period ended December 31, 2025, and we subsequently cured the non-compliance by entering into an amendment on February 27, 2026 that amended these covenant requirements, as discussed in Note 6 Financing arrangements.
The following table summarizes our contractual obligations related to the 2025 Term Loan as of December 31, 2025 and the expected timing of those payments:

(in thousands)	Total	Next 12 Months	Beyond 12 Months
Long-term debt (1)	$66,422	$9,550	$56,872
(1)    Our 2025 Term Loan is due in January 2028. The balances include accrued and unpaid interest as of December 31, 2025. Refer to Note 6 Financing arrangements in the Notes to consolidated financial statements for additional details.
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
We shall not issue any Common Stock upon conversion of the Convertible Debentures held by YA II PN if the issuance of such Common Stock underlying the Convertible Debentures would exceed the aggregate number of Common Stock that we may issue upon conversion of the Convertible Debentures in compliance with our obligations under the rules or regulations of Nasdaq Stock Market (the Exchange Cap). The Exchange Cap will not apply under certain circumstances, including if we obtain the approval of our stockholders as required by the applicable rules of the Nasdaq Stock Market for issuances of Common Stock in excess of such amount, or if we obtain a written opinion from outside counsel to us that such stockholder approval is not required. In addition, for the first six months following the date of the Securities Purchase Agreement we shall not issue any Conversion Shares to the extent that the aggregate number of Conversion Shares that we have issued would exceed 47,650,000 Common Shares.
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
See Note 12 Commitments, contingencies, and guarantees, for a discussion regarding facility leases and other contractual commitments in the Notes to consolidated financial statements.
Liquidity and Going Concern
The accompanying consolidated financial statements have been prepared assuming our ability to continue as a going concern, which contemplates the continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the normal course of business. U.S. GAAP requires an evaluation of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. This evaluation initially does not consider the potential mitigating effect of managements plans that have not been fully

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
implemented. When substantial doubt exists, management evaluates the mitigating effect of our plans to the extent it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.
We previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2026, that we were not in compliance with the financial covenants under our 2025 Credit Agreement, as defined in Note 6 Financing arrangements due to the impact of the timing of redemption of sales incentives, revenue mix, and timing of working capital changes which impact the covenant calculation. We subsequently received a waiver from the lender of the 2025 Credit Agreement on May 8, 2026. Future non-compliance with financial covenants may limit our access to existing credit facilities or result in an acceleration of debt obligations, which would further adversely impact liquidity.
Further, subsequent to the original issuance of the consolidated financial statements for the year ended December 31, 2025 (Annual Financial Statements) on March 12, 2026 as updated in the Current Report on Form 8-K filed with the SEC on June 1, 2026, to reflect matters that raise substantial doubt about our ability to continue as a going concern and through the issuance date of the accompanying financial statements included in this Form 10-K/A, our forecast has been significantly impacted by events which were not known or reasonably knowable as of the original issuance date of the Annual Financial Statements including: (1) unprecedented increases and volatility in memory costs, including unexpected price increases ranging from 80% to 115% in the last week of March 2026; (2) communication from our memory suppliers in April 2026 regarding planned reductions in the production of the memory used in our products causing a reduction in forecasted sales volumes of certain products which also impacted our expected utilization of materials subject to a non-cancelable non-refundable purchase commitment of $24.5 million; and (3) indications in April and May 2026 of further softness in the sales channel. As a result, we expect to continue to incur operating losses and negative operating cash flows, further reducing liquidity and increasing reliance on external sources of capital. For the periods ended September 30, 2025, December 31, 2025 and March 31, 2026, we were not in compliance with certain covenants in our debt agreements which were cured or waived. We do not expect to be able to comply with the future minimum financial covenants in our 2021 Credit Agreement and 2025 Credit Agreement, including, but not limited to, minimum liquidity, minimum EBITDA, minimum asset coverage ratio and other covenants at the next measurement date. Based on current projections, we do not expect to have sufficient liquidity to meet our obligations under Note 6 Financing arrangements, if direct default or cross-default provisions are triggered and outstanding amounts become due. These conditions, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
In response to these conditions, we, upon receipt of approval from our Board of Directors, engaged outside advisors to evaluate strategic alternatives including a potential sale or merger of the business and have engaged outside advisors to explore opportunities within the defense and aerospace sector to leverage our existing technology in new markets and product categories. We are also evaluating opportunities to sell certain non-critical assets and to secure additional financing through debt or equity securities. We are actively evaluating potential remediation options in the expectation that we will be unable to comply with our financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement, including seeking waivers or amendments from our lenders. We continue to focus on optimizing the revenue mix and pricing strategies, and reducing operating expenses through disciplined cost management. We announced a restructuring plan in April 2026 to reduce our global workforce by approximately 23% compared to our headcount ending Q1 2026. The restructuring plan is being implemented in the second quarter of 2026 and is expected to be substantially complete by the end of 2026. We expect to incur an aggregate severance charge in the range of $11.5 million to $15.0 million. For additional information regarding these opportunities, see Note 15 Subsequent events.
2026 Notes
On July 1, 2026, we entered into a securities purchase agreement (the Woodman Purchase Agreement) with certain entities (the Buyers) affiliated with Nicholas Woodman, our Chief Executive Officer and Chairman of the board of directors, pursuant to which the Buyers agreed to purchase (i) senior secured notes (the 2026 Notes) in

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
an aggregate principal amount of $20.0 million and (ii) warrants (the 2026 Warrants) exercisable for 25,706,940 shares of our Class B common stock, par value $0.0001 per share.
On July 9, 2026, we closed the sale of the 2026 Notes and the 2026 Warrants contemplated by the Woodman Purchase Agreement. In connection with the closing, (i) we received $19.9 million in net proceeds in exchange for issuing the 2026 Notes in an aggregate principal amount of $20.0 million to the Buyers and (ii) we issued the 2026 Warrants exercisable for 25,706,940 shares of our Class B common stock, par value $0.0001 per share. The 2026 Notes mature on July 21, 2028 and have an interest rate of 6.50% per annum, subject to adjustment after the occurrence and during the continuance of any event of default, which is payable semi-annually in kind through an increase to the principal amount of the 2026 Notes. We may redeem the 2026 Notes at our option in whole or in part at any time at a price in cash equal to the principal amount being redeemed plus accrued and unpaid interest to the redemption date (the Redemption Price). In addition, we are required to redeem the 2026 Notes at the Redemption Price upon the occurrence of certain events, including (i) the repayment in full of all amounts outstanding under the 2025 Credit Agreement, (ii) the receipt of cash proceeds from dispositions of property sufficient to repay in full and terminate the 2021 Credit Agreement, the 2025 Credit Agreement and the 2026 Notes, (iii) if an event of default occurs, upon the request of the holder, and (iv) certain bankruptcy and change of control events.
The 2026 Notes contain customary affirmative covenants and customary events of default that include, among other things, non-payment of principal, interest or fees, inaccuracy of representations and warranties, failure to perform certain covenants, cross default to the 2021 Credit Agreement and 2025 Credit Agreement, bankruptcy and insolvency events, certain judgments, and certain material ERISA events. The occurrence of an event of default could result in the acceleration of the obligations under the 2026 Notes and our other indebtedness. Our obligations under the 2026 Notes are secured by a third lien security interest in substantially all of our assets, pursuant to a security agreement and an intercreditor agreement with Wells Fargo Bank, N.A., Farallon Capital Management, L.L.C. and the Buyers.
The exercise price of the 2026 Warrants is $0.7780 per share. The 2026 Warrants are exercisable at any time on or after the earlier of (i) the six month anniversary of the closing and (ii) either (x) our first public announcement of a change of control or (y) our first public announcement of the signing of a definitive agreement for a transaction which, if consummated, would result in a change of control. The 2026 Warrants will expire on July 9, 2029 and are subject to customary adjustments for certain transactions affecting our capitalization.
Pursuant to the terms of the 2026 Warrants, in the event of a fundamental transaction, the successor entity will succeed to, and be substituted for us, and may exercise every right and power that we may exercise and will assume all of the obligations under the 2026 Warrants with the same effect as if such successor entity had been named in the 2026 Warrant itself. If holders of Class B Common Stock are given a choice as to the securities, cash or property to be received in a fundamental transaction, then a holder of the 2026 Warrants will be given the same choice as to the consideration it receives upon any exercise of the 2026 Warrants following such fundamental transaction. Notwithstanding the foregoing, in the event of a fundamental transaction, the holders of the 2026 Warrants will have the right to require us or a successor entity to purchase the 2026 Warrant for cash in the amount of the Black-Scholes value of the unexercised portion of the 2026 Warrants concurrently with or within 30 days following the consummation of a fundamental transaction.
As of the issuance of the accompanying financial statements, we have not yet completed our evaluation of the financial statement impact of the Woodman Purchase Agreement and is unable to reasonably estimate the financial statement effect. We anticipate the 2026 Notes to be classified as a current liability.
On July 9, 2026, we amended the 2021 Credit Agreement and 2025 Credit Agreement to permit the transactions contemplated by the Woodman Purchase Agreement, as referenced in Note 6 Financing arrangements.
Nasdaq Minimum Bid Price Notification
On July 21, 2026, we received a notice from the Nasdaq Stock Market LLC indicating we were not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of our Class A common stock had been below $1.00 per share for 30 consecutive business days. On September 16, 2026, we received notice from Nasdaq that we had regained compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Share Conversion
On August 3, 2026 and August 4, 2026, we issued 1,185,888 and 1,467,783 shares, respectively, of our Class A common stock due to the exercise of the conversion option by YA II PN for a principal amount of $0.8 million and $1.0 million, respectively, of the Convertible Debentures.
Agreement and Plan of Merger
On September 1, 2026, we entered into an Agreement and Plan of Merger (the Merger Agreement) with Action Acquisitions LLC (Parent) and Starman Optical, Inc., a wholly-owned subsidiary of Parent (Merger Sub), pursuant to which Merger Sub will merge with us, and we will be surviving as a majority-owned subsidiary of Parent (the Merger). Upon completion of the Merger, Parent is expected to own approximately 90%, and our existing stockholders approximately 10%, of the outstanding Class A common stock of the surviving corporation. At the effective time of the Merger, each eligible share of our common stock will be converted into the right to receive 0.1 shares of common stock of the surviving corporation and $1.14 in cash, without interest. The cash portion is subject to a reduction if our Net Working Capital as of the end of the last completed fiscal month before closing is less than negative $110.0 million, in which case the per share cash consideration will be reduced by the amount of the shortfall divided by 219,440,000. Any such reduction would lower the cash received by stockholders and would not increase our liquidity. Midtown Equities LLC (Midtown Equities), an independent third party not affiliated with Parent or Merger Sub, has committed under a commitment letter with Parent (the Commitment Letter) to provide Parent with up to $395.0 million in cash at or prior to closing. That amount, together with our available cash on hand, is to fund the aggregate merger consideration (including payments in respect of vested equity awards), the repayment of the indebtedness described below and the fees and expenses required to be paid at closing. The commitment is available only to fund amounts payable in connection with the closing; it is not available to fund our operations or to satisfy our obligations before the Merger closes.
The Merger Agreement requires Parent to provide the funds necessary at closing to repay in full the indebtedness identified in the Merger Agreement as required to be repaid at closing, including the 2021 Credit Agreement, the 2025 Credit Agreement and the 2026 Notes, or to assume any such indebtedness that Parent elects in writing to assume. We are not required to pay any fees, costs or expenses in respect of that payoff, or in respect of the Convertible Debentures, before the Merger becomes effective. The Merger Agreement also provides that, before closing, no default under our credit agreements may have resulted in a lender accelerating payments, after giving effect to any amendments or waivers. Our cash on hand at closing, after payment of our transaction expenses, will be applied first to amounts owed to holders of vested options and restricted stock units, with Parent funding any shortfall.
Until the Merger closes, the Merger Agreement restricts our ability to, among other things: incur new indebtedness for borrowed money, other than intercompany indebtedness and ordinary-course borrowings under the credit agreements and the Convertible Debentures not exceeding $30.0 million outstanding in the aggregate at any time; make loans, advances or investments outside of our group, subject to limited exceptions; make or commit to capital expenditures; and make any material change in our practices for collecting receivables or paying payables outside the ordinary course of business. These restrictions may limit our ability to obtain additional financing or manage working capital if the Merger is delayed or not completed. We must also deliver monthly financial statements, a weekly cash balance and a rolling 13-week cash flow forecast to Parent, and must promptly notify Parent of, among other things, any going-concern qualification in an audit opinion, any Nasdaq deficiency or delisting notice, and any loss or threatened loss of a material customer or contract. Either party may terminate the Merger Agreement if the closing has not occurred by December 31, 2026 (the End Date), and we would be required to pay Parent a termination fee of $10.0 million if the Merger Agreement is terminated in specified circumstances, including a failure to obtain stockholder approval, a change in the Board’s recommendation, or termination by us to accept a superior proposal. Payment of the termination fee would further adversely affect our liquidity.
We have evaluated whether the plans described above and actions to date are sufficient to alleviate the substantial doubt about our ability to continue as a going concern. Under this evaluation, we assessed whether it is probable that (1) the plans will be effectively implemented within one year after the date the accompanying

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
financial statements are issued, and (2) when implemented, the plans will mitigate the conditions and events that raise substantial doubt. We have determined that, while the plans described above are intended to improve our liquidity and operating results, certain elements of these plans have not been fully implemented and are dependent upon factors outside our control, including, but not limited to, successfully obtaining waivers related to expected covenant violations or amending the terms of the existing financing arrangements, identifying and securing additional financing and the successful execution of new market initiatives, and therefore cannot be deemed probable. We also considered the Merger Agreement. Consummation of the Merger is subject to conditions, including the approval of the Merger by our stockholders and other customary closing conditions, many of which are outside of our control. The Merger may not be completed before the End Date of December 31, 2026, or before the January 5, 2027 date by which the outstanding balance under the 2021 Credit Agreement must be repaid under Amendment No. 4, or at all. Accordingly, we did not consider the Merger in assessing whether substantial doubt has been alleviated. If the Merger is not completed, we would continue to face the liquidity constraints, covenant non-compliance and debt repayment obligations described above, and the restrictions in the Merger Agreement could limit our alternatives. As a result, substantial doubt about our ability to continue as a going concern, within one year after the date these accompanying consolidated financial statements are issued, has not been alleviated. There can be no assurance that we will be able to generate the level of operating revenue or reduce operating expenses to levels to achieve profitability and generate cash, obtain waivers or amendments from the lenders related to financial covenants, source additional financing or ensure the availability of strategic alternatives on acceptable terms, if at all. Without obtaining additional sources of financing or consummating a strategic transaction, our ability to continue as a going concern would be materially and adversely impacted, and we may be required to significantly reduce, restructure, cease operations, or seek protection under the Federal bankruptcy laws although no specific plans to file for bankruptcy protection have been initiated. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Covenant Waiver
We evaluated the effect of the restatement on our debt agreements. Based on the restated financial statements, we were not in compliance with the minimum asset coverage ratio of 1.25x as of September 30, 2025 and December 31, 2025 under our Credit Agreement, dated August 4, 2025, with Farallon Capital Management, L.L.C., as administrative agent and collateral agent, and Mateo Financing, LLC, as lender (as amended, the "2025 Credit Agreement"). In addition, the restatement required us to reevaluate representations and warranties made by us and seek waivers related thereto, which waivers were subsequently obtained. These representations and warranties were made under the 2025 Credit Agreement and under the following agreements:
•the Credit Agreement, dated January 22, 2021, with Wells Fargo Bank, National Association and the lenders party thereto (as amended, the "2021 Credit Agreement");
•the notes issued on July 9, 2026 (the "2026 Notes") to certain entities affiliated with Nicholas Woodman, our Chief Executive Officer and Chairman of the Board of Directors (the "Buyers"); and
•the convertible debentures (the "Convertible Debentures") issued to YA II PN, Ltd. ("YA II PN"), a fund of Yorkville Advisors Global, LP.
As a result, defaults or events of default have occurred under those agreements, including through cross-default provisions. On October 16, 2026, we have obtained waivers of these defaults and events of default from the lenders under the 2021 Credit Agreement and the 2025 Credit Agreement, the Buyers, as holders of the 2026 Notes, and YA II PN, as holder of the Convertible Debentures. No fees or other consideration were paid in connection with the waivers which were necessary based on the restated financial statements described in Note 2 Restatement of previously issued consolidated financial statements.
Summary of Cash Flow

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
Cash flows from operating activities
Cash used in operating activities of $20.7 million for the year ended December 31, 2025 was primarily attributable to a net loss of $92.6 million, partially offset by net cash inflows from other non-cash expenses of $33.1 million, an $18.6 million goodwill impairment charge, and changes in our working capital of $20.3 million. Working capital changes for the year ended December 31, 2025 of $20.3 million were the result of a decrease in inventory of $42.3 million and a decrease in prepaid expenses and other assets of $2.8 million, partially offset by a decrease in accounts payable and other liabilities of $13.3 million, an increase in accounts receivables of $7.3 million, and a decrease in deferred revenue of $4.1 million.
Cash flows from investing activities
Cash used in investing activities of $3.4 million for the year ended December 31, 2025 was primarily attributable to net purchases of property and equipment of $3.4 million.
Cash flows from financing activities
Cash used in financing activities of $30.1 million for the year ended December 31, 2025 was primarily attributable to the full repayment of the 2025 Convertible Notes for $93.8 million, repayments of $48.0 million on our 2021 Credit Facility, payment of debt issuance costs of $2.3 million related to our 2025 Credit Agreement, and $1.9 million in tax payments for net restricted stock unit settlements, partially offset by net proceeds of $113.2 million from our 2021 Credit Facility and 2025 Credit Agreement, a $2.0 million purchase of our Class A common stock shares by Nicholas Woodman, our Chief Executive Officer, as discussed in Note 11 Related party transactions and $0.7 million of cash inflows from stock purchases made through our employee stock purchase plan.
Indemnifications
The information set forth under Note 12 Commitments, contingencies, and guarantees in the Notes to the consolidated financial statements under the caption Indemnifications is incorporated herein by reference.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that can significantly impact the amounts we report as assets, liabilities, revenue, costs, and expenses and the related disclosures. Note 1 Summary of business and significant accounting policies, to the Notes to consolidated financial statements of this Annual Report on Form 10-K/A describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Our actual results could differ significantly from these estimates. We believe that the accounting policies discussed below are critical to understanding our historical and future performance as these policies involve a greater degree of judgment and complexity. Our senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of our board of directors.

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
Income taxes
We are subject to income taxes in the United States and multiple foreign jurisdictions. Our effective tax rates differ from the United States federal statutory rate, primarily due to changes in our valuation allowance, the effect of non-United States operations, deductible and non-deductible stock-based compensation expense, state taxes, federal and state research and development tax credits and other adjustments. Our effective tax rate was negative 2.3%, negative 224.8%, and positive 21.5% in 2025, 2024 and 2023, respectively. The calculation of our provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits. We review our tax positions quarterly and adjust the balances as new information becomes available.
Each quarter, we assess the realizability of our existing deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. In the assessment for the period ended December 31, 2025, we concluded that it remains more likely than not that we will not be able to realize our deferred tax assets. As of December 31, 2025, the total valuation allowance on United States federal and state net deferred tax assets was $344.3 million. We will continue to monitor our future financial results, expected projections and their potential impact on our assessment regarding the recoverability of our deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded. Our foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that our foreign deferred tax assets will be realized and thus, a valuation allowance is not required on our foreign deferred tax assets.
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
We completed our annual impairment test of goodwill as of December 31, 2025 using a qualitative assessment and concluded that it was not more likely than not that the fair value of our single reporting unit was less than the carrying value. Additionally, as of December 31, 2025, the market capitalization exceeded the carrying value of our single reporting unit by 66%, which was not adjusted for an acquisition control premium which would further increase the percentage the fair value exceeded the carrying value. Using the market capitalization approach, the fair value of our single reporting unit is estimated based on the trading price of our stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business.
The estimated fair value of our single reporting unit is affected by the volatility in our stock price. For example, a 5% decrease in our December 31, 2025 stock price would result in our market capitalization exceeding the carrying value of our single reporting unit by 64%, which is not adjusted for an acquisition control premium. If our market capitalization declines or future performance falls below our current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which a charge would be necessary. We will continue to monitor developments, including updates to our forecasts and market capitalization. An update of our assessment and related estimates may be required in the future.
Valuation of warrant liability
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants' specific terms and the applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity. The warrants issued to the Lender in connection with the 2025 Credit Agreement are classified as liabilities because they contain a provision that may require us to repurchase shares issued upon exercise. The warrant liability is included in other long-term liabilities and was $13.1 million as of December 31, 2025.
We measure the warrants at fair value at issuance and remeasure them at each reporting date, with changes in fair value recognized in other income (expense), net. The fair value of the warrants at issuance was recorded as a debt discount on the 2025 Term Loan. When the terms of the warrants are modified in connection with an amendment to the 2025 Credit Agreement that is accounted for as a debt modification, the incremental fair value of the warrants is recorded as additional debt discount. The debt discount is amortized to interest expense over the remaining term of the 2025 Term Loan.
We estimate the fair value of the warrants using a Black-Scholes option pricing model, which requires the use of significant judgment and includes unobservable Level 3 inputs. Significant assumptions include the expected term, which is based on the remaining contractual term of the warrants, and expected volatility, which is based on a weighted blend of the historical and implied volatility of our Class A common stock. As of December 31, 2025, we used an expected term of 9.59 years and expected volatility of 69%. Changes in these assumptions, or in the market price of our Class A common stock, could significantly affect the fair value of the warrants and our results of operations. For example, a hypothetical 10% increase or decrease in the market price of our Class A common stock as of December 31, 2025 would have increased or decreased the warrant liability, and our pre-tax loss, by approximately $1.5 million.
Recent Accounting Pronouncements
Refer to Recent Accounting Pronouncements in Note 1 Summary of business and significant accounting policies, to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K/A.

Non-GAAP Financial Measures

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
The following tables present a reconciliation of net income (loss) to adjusted EBITDA:

	Three months ended December 31,
(in thousands)	2025	2024
	(As Restated)
Net loss	$(2,096)	$(37,191)
Income tax expense	(1,693)	(2,403)
Interest expense, net	3,167	279
Depreciation and amortization	1,849	1,781
POP display amortization	1,762	1,635
Stock-based compensation	4,393	5,199
(Gain) loss on insurance recovery	—	(1,130)
(Gain) loss on revaluation of warrants	(7,451)	—
Restructuring and other costs	853	17,471
Adjusted EBITDA	$784	$(14,359)

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year ended December 31,
(in thousands)	2025	2024	2023	2022	2021
	(As Restated)
Net income (loss)	$(92,645)	$(432,311)	$(53,183)	$28,847	$371,171
Income tax expense (benefit)	2,039	299,222	(14,550)	5,606	(281,071)
Interest (income) expense, net	6,747	(1,388)	(5,233)	3,131	22,678
Depreciation and amortization	7,065	6,491	6,160	8,570	10,962
POP display amortization	7,010	5,123	2,015	2,055	2,759
Stock-based compensation	19,542	29,132	41,479	38,991	38,650
(Gain) loss on insurance recovery	(266)	(1,130)	—	—	—
(Gain) loss on extinguishment of debt	—	—	(3,092)	—	—
(Gain) loss on revaluation of warrants	790	—	—	—	—
Goodwill impairment	18,600	—	—	—	—
Restructuring and other costs	2,602	23,222	(913)	7,554	2,649
Adjusted EBITDA	$(28,516)	$(71,639)	$(27,317)	$94,754	$167,798
The following tables present a reconciliation of net income (loss) to non-GAAP net income (loss):

	Three months ended December 31,
(in thousands, except per share data)	2025	2024
	(As Restated)
Net loss	$(2,096)	$(37,191)
Stock-based compensation	4,393	5,199
Acquisition-related costs	477	462
Restructuring and other costs	853	17,471
(Gain) loss on insurance recovery	—	(1,130)
(Gain) loss on revaluation of warrants	(7,451)	—
Income tax adjustments	270	771
Non-GAAP net loss	$(3,554)	$(14,418)

GAAP diluted net loss per share	$(0.01)	$(0.24)
Non-GAAP diluted net loss per share	$(0.02)	$(0.09)

GAAP and non-GAAP shares for diluted net loss per share	161,046	155,091

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year ended December 31,
(in thousands)	2025	2024	2023	2022	2021
	(As Restated)
Net income (loss)	$(92,645)	$(432,311)	$(53,183)	$28,847	$371,171
Stock-based compensation	19,542	29,132	41,479	38,991	38,650
Acquisition-related costs	1,895	2,352	822	47	1,152
Restructuring and other costs	2,602	23,222	(913)	7,554	2,649
Non-cash interest expense	—	—	—	—	14,208
(Gain) loss on sale and/or license of intellectual property	—	(999)	—	—	—
(Gain) loss on insurance recovery	(266)	(1,130)	—	—	—
(Gain) loss on extinguishment of debt	—	—	(3,092)	—	—
(Gain) loss on revaluation of warrants	790	—	—	—	—
Goodwill impairment	18,600	—	—	—	—
Income tax adjustments (1)	101	9,317	(5,372)	(10,271)	(27,494)
Non-GAAP net income (loss)	$(49,381)	$(370,417)	$(20,259)	$65,168	$400,336

GAAP net income (loss) - basic	$(92,645)	$(432,311)	$(53,183)	$28,847	$371,171
Add: Interest on convertible notes, tax effected*	—	—	—	3,055	—
GAAP net (income) loss - diluted	$(92,645)	$(432,311)	$(53,183)	$31,902	$371,171

Non-GAAP net income (loss) - basic	$(49,381)	$(370,417)	$(20,259)	$65,168	$400,336
Add: Interest on convertible notes, tax effected*	—	—	—	3,055	—
Non-GAAP net income (loss) - diluted	$(49,381)	$(370,417)	$(20,259)	$68,223	$400,336

GAAP diluted net income (loss) per share	$(0.58)	$(2.82)	$(0.35)	$0.18	$2.27
Non-GAAP diluted net income (loss) per share	$(0.31)	$(2.42)	$(0.13)	$0.38	$2.45

GAAP shares for basic net income (loss) per share	158,579	153,113	153,348	156,181	154,274
Add: Effect of dilutive securities	—	—	—	22,098	8,904
GAAP shares for diluted net income (loss) per share	158,579	153,113	153,348	178,279	163,178
Add: Effect of non-GAAP dilutive securities	—	—	—	—	—
Non-GAAP shares for diluted net income (loss) per share	158,579	153,113	153,348	178,279	163,178
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk (As Restated)
We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign currency and interest rate risks as follows:
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
To date, we have not entered into any foreign currency exchange contracts, and we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.
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
Equity price risk. In connection with the 2025 Credit Agreement, we issued warrants to purchase 11,076,968 shares of our Class A common stock that are classified as a liability and remeasured at fair value each reporting period, with changes recognized in other income (expense). As of December 31, 2025, the warrant liability was $13.1 million. Because the fair value of the warrants is determined principally by reference to the market price of our Class A common stock, increases in our share price result in increases in the warrant liability and corresponding losses in our consolidated statements of operations, while decreases in our share price result in decreases in the warrant liability and in gains. These amounts are non-cash and do not affect our operating results or cash flows. A hypothetical 10% increase or decrease in the market price of our Class A common stock as of December 31, 2025 would have increased or decreased the warrant liability, and correspondingly increased or decreased our pre-tax loss, by approximately $1.5 million. The warrants expire on August 1, 2035, and we therefore expect to recognize fair value changes, which may be significant and may vary considerably between periods, through that date.

Item 8. Financial Statements and Supplementary Data
GoPro, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GoPro, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of GoPro, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025,based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls to evaluate the accounting for and valuation of embedded features within financing arrangements, including controls to evaluate the inputs and assumptions used in the valuation.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting
As discussed in Note 2 to the consolidated financial statements and Note 1 to the financial statement schedule, the Company has restated its 2025 financial statements and financial statement schedule to correct misstatements.
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025. However, management has subsequently determined that a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective controls to evaluate the accounting for and valuation of embedded features within financing arrangements, including controls to evaluate the inputs and assumptions used in the valuation. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. This matter is also related to the Accounting for and Valuation of Warrants critical audit matter.
Substantial Doubt About the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative operating cash flows, and has obligations under its financing arrangements which become due within the next twelve months if certain covenants are not met, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others, (i) evaluating certain revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) evaluating, on a sample basis, certain revenue transactions by obtaining and inspecting source documents, including sales orders, invoices, shipping and delivery documents, and cash receipts, where applicable; (iii) evaluating, on a sample basis, for certain revenue transactions, the timing of revenue recognition by obtaining and inspecting shipping and delivery documents; (iv) recalculating, on a sample basis, amortization of subscription revenue; (v) evaluating the reasonableness of variable consideration, on a sample basis, by testing credit memos during the year and testing the completeness and accuracy of the data used to determine the year end accrual; and (vi) testing, on a sample basis, outstanding customer invoice balances as of December 31, 2025 by obtaining and inspecting source documents, including sales orders, invoices, shipping and delivery documents, and subsequent cash receipts, where applicable.
Accounting for and Valuation of Warrants
As described in Notes 1, 4 and 6 to the consolidated financial statements, the Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and the applicable authoritative guidance. The warrants issued by the Company are classified as liabilities because they contain a provision that may require the Company to repurchase shares issued upon exercise. The warrant liability is included in other long-term liabilities. Management measures the warrants at fair value at issuance and remeasures them at each reporting date, with changes in fair value recognized in other income (expense), net. Management estimates the fair value of the warrants using a Black-Scholes option pricing model, which requires the use of significant judgment and includes unobservable Level 3 inputs. Assumptions used to estimate the fair value of the warrants in the model include the risk-free interest rate, volatility, expected term, and the dividend yield. As of December 31, 2025, 11,076,968 warrants remained outstanding at a fair value of $13.1 million resulting in $0.8 million of expense related to the change in fair value of the warrant liability for the year ended December 31, 2025. As disclosed by management, the Company has restated the consolidated financial statements as of and for the year ended December 31, 2025 to correct errors in the valuation related to warrants recorded as liabilities on its consolidated balance sheets.
The principal considerations for our determination that performing procedures relating to the accounting for and valuation of warrants is a critical audit matter are (i) the significant judgment by management when determining the accounting for and valuation of the warrants; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to evaluating the accounting for the warrants and management’s significant assumptions related to risk-free interest rate, volatility and the expected term; (iii) the audit effort involved the use of professionals with specialized skill and knowledge; and (iv) as described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures also included, among others, reading the agreements, evaluating the accounting for the warrants, and testing management’s process for developing the fair value estimates. Testing management’s process included (i) evaluating the model used by management to estimate the fair value of the warrants; (ii) testing the mathematical accuracy of the model; (iii) evaluating the reasonableness of management’s significant assumptions related to risk-free interest rate, volatility and the expected term; and (iv) testing the completeness and accuracy of the certain data used in the model. Evaluating management’s assumption related to the expected term included agreeing the expected term to the warrant agreements. Professionals with specialized skill and knowledge were used to assist in (i) evaluating management’s accounting for the warrants; (ii) evaluating the model used by management to estimate the fair value of the warrants; (iii) testing the mathematical accuracy of the model; and (iv) evaluating the reasonableness of the risk-free interest rate and volatility by considering consistency with external market data.

/s/ PricewaterhouseCoopers LLP
San Jose, California

March 12, 2026, except with respect to our opinion on the consolidated financial statements insofar as it relates to the matters that raise substantial doubt about the Company’s ability to continue as a going concern discussed in Note 1, as to which the date is June 1, 2026, and except for the effects of the restatement discussed in Note 2 to the consolidated financial statements and Note 1 to the financial statement schedule, the matter described in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, and the critical audit matter related to the accounting for and valuation of warrants, as to which the date is October 19, 2026

We have served as the Company’s auditor since 2011.

GoPro, Inc.
Consolidated Balance Sheets

(in thousands, except par values)	December 31, 2025	December 31, 2024
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$49,674	$102,811
Accounts receivable, net	93,513	85,944
Inventory	78,431	120,716
Prepaid expenses and other current assets	30,951	29,774
Total current assets	252,569	339,245
Property and equipment, net	5,903	8,696
Operating lease right-of-use assets	11,138	14,403
Goodwill	133,751	152,351
Other long-term assets	24,622	28,983
Total assets	$427,983	$543,678

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$97,012	$85,936
Accrued expenses and other current liabilities	95,856	110,769
Short-term operating lease liabilities	12,069	10,936
Deferred revenue	52,636	55,418
Short-term debt	19,598	93,208
Total current liabilities	277,171	356,267
Long-term taxes payable	13,544	11,621
Long-term debt	36,644	—
Long-term operating lease liabilities	7,329	18,067
Other long-term liabilities	15,903	6,034
Total liabilities	350,591	391,989

Commitments, contingencies and guarantees (Note 12)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 136,056 and 129,196 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	1,044,875	1,026,527
Treasury stock, at cost, 26,608 and 26,608 shares, respectively	(193,231)	(193,231)
Accumulated deficit	(774,252)	(681,607)
Total stockholders’ equity	77,392	151,689
Total liabilities and stockholders’ equity	$427,983	$543,678
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
	(As Restated)
Revenue
Hardware	$545,267	$694,512	$907,975
Subscription and services	106,275	106,961	97,484
Total revenue	651,542	801,473	1,005,459
Cost of revenue
Hardware	400,419	499,882	650,085
Subscription and services	31,957	30,296	31,801
Total cost of revenue	432,376	530,178	681,886
Gross profit	219,166	271,295	323,573
Operating expenses:
Research and development	126,796	185,897	165,688
Sales and marketing	100,756	160,635	169,578
General and administrative	56,355	59,796	63,770
Goodwill impairment	18,600	—	—
Total operating expenses	302,507	406,328	399,036
Operating loss	(83,341)	(135,033)	(75,463)
Other income (expense):
Interest expense	(9,856)	(3,329)	(4,699)
Other income, net	2,591	5,273	12,429
Total other income (expense), net	(7,265)	1,944	7,730
Loss before income taxes	(90,606)	(133,089)	(67,733)
Income tax expense (benefit)	2,039	299,222	(14,550)
Net loss	$(92,645)	$(432,311)	$(53,183)

Basic and diluted net loss per share	$(0.58)	$(2.82)	$(0.35)

Shares used to compute basic and diluted net loss per share	158,579	153,113	153,348
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2025	2024	2023
	(As Restated)
Operating activities:
Net loss	$(92,645)	$(432,311)	$(53,183)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,065	6,491	6,160
Non-cash operating lease cost	5,478	1,050	3,090
Stock-based compensation	19,542	29,132	41,479
Goodwill impairment	18,600	—	—
Deferred income taxes, net	280	296,771	(17,891)
Impairment of right-of-use assets	—	3,276	—
Gain on extinguishment of debt	—	—	(3,092)
Other	695	461	(2,600)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,297)	5,291	(14,478)
Inventory	42,285	(14,450)	20,865
Prepaid expenses and other assets	2,798	1,080	(7,649)
Accounts payable and other liabilities	(13,347)	(21,162)	(4,226)
Deferred revenue	(4,123)	(770)	(1,338)
Net cash used in operating activities	(20,669)	(125,141)	(32,863)

Investing activities:
Purchases of property and equipment, net	(3,362)	(4,039)	(1,520)
Purchases of marketable securities	—	—	(25,782)
Maturities of marketable securities	—	24,000	149,204
Acquisition, net of cash acquired	—	(12,308)	—
Net cash provided by (used in) investing activities	(3,362)	7,653	121,902

Financing activities:
Proceeds from issuance of common stock	2,706	2,150	3,876
Taxes paid related to net share settlement of equity awards	(1,916)	(3,079)	(8,008)
Repurchase of outstanding common stock	—	—	(40,000)
Repayment of 2025 convertible senior notes	(93,750)	—	(46,250)
Proceeds from borrowings	113,174	—	—
Repayments of borrowings	(48,044)	—	—
Payment of debt issuance costs	(2,282)	—	—
Net cash used in financing activities	(30,112)	(929)	(90,382)

Effect of exchange rate changes on cash and cash equivalents	1,006	(1,480)	316
Net change in cash and cash equivalents	(53,137)	(119,897)	(1,027)
Cash and cash equivalents at beginning of period	102,811	222,708	223,735
Cash and cash equivalents at end of period	$49,674	$102,811	$222,708

Supplementary cash flow disclosure:
Cash paid for interest	$4,310	$1,286	$1,976
Cash paid (refunded) for income taxes, net	$846	$1,093	$(537)

Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued liabilities	$113	$1,047	$214
Receipt of equity from asset sale	$—	$999	$—
The accompanying notes are an integral part of these consolidated financial statements.

GoPro, Inc.
Consolidated Statements of Stockholders’ Equity

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2022	154,888	$960,903	$(153,231)	$(196,113)	$611,559
Common stock issued under employee benefit plans, net of shares withheld for tax	4,940	3,999	—	—	3,999
Taxes paid related to net share settlements	—	(8,008)	—	—	(8,008)
Stock-based compensation expense	—	41,479	—	—	41,479
Repurchase of outstanding common stock	(9,931)	—	(40,000)	—	(40,000)
Net loss	—	—	—	(53,183)	(53,183)
Balances at December 31, 2023	149,897	998,373	(193,231)	(249,296)	555,846
Common stock issued under employee benefit plans, net of shares withheld for tax	5,558	2,101	—	—	2,101
Taxes paid related to net share settlements	—	(3,079)	—	—	(3,079)
Stock-based compensation expense	—	29,132	—	—	29,132
Net loss	—	—	—	(432,311)	(432,311)
Balances at December 31, 2024	155,455	1,026,527	(193,231)	(681,607)	151,689
Common stock issued under employee benefit plans, net of shares withheld for tax	5,730	805	—	—	805
Taxes paid related to net share settlements	—	(1,916)	—	—	(1,916)
Stock-based compensation expense (Note 8)	—	17,459	—	—	17,459
Issuance of common stock	1,130	2,000	—	—	2,000
Net loss (As Restated)	—	—	—	(92,645)	(92,645)
Balances at December 31, 2025 (As Restated)	162,315	$1,044,875	$(193,231)	$(774,252)	$77,392
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
Use of estimates. The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition and the allocation of the transaction price (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), warrant liability valuation, and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
Liquidity and going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, realization of assets, and the satisfaction of liabilities and commitments in the normal course of business. U.S. GAAP requires an evaluation of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. This evaluation initially does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt exists, management evaluates the mitigating effect of its plans to the extent it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued.
The Company previously disclosed in its Quarterly Report on Form 10-Q for the three months ended March 31, 2026, that it was not in compliance with the financial covenants under its 2025 Credit Agreement, as defined in Note 6 Financing arrangements due to the impact of the timing of redemption of sales incentives, revenue mix, and timing of working capital changes which impact the covenant calculation. The Company subsequently received a waiver from the lender of the 2025 Credit Agreement on May 8, 2026. Future non-compliance with financial covenants may limit the Company’s access to existing credit facilities or result in an acceleration of debt obligations, which would further adversely impact liquidity.

GoPro, Inc.
Notes to Consolidated Financial Statements
Further, subsequent to the original issuance of the consolidated financial statements for the year ended December 31, 2025 (Annual Financial Statements) on March 12, 2026 as updated in the Current Report on Form 8-K filed with the SEC on June 1, 2026, to reflect matters that raise substantial doubt about the Company’s ability to continue as a going concern and through the issuance date of these financial statements, the Company’s forecast has been significantly impacted by events which were not known or reasonably knowable as of the original issuance date of the Annual Financial Statements including: (1) unprecedented increases and volatility in memory costs, including unexpected price increases ranging from 80% to 115% in the last week of March 2026; (2) communication from the Company’s memory suppliers in April 2026 regarding planned reductions in the production of the memory used in its products causing a reduction in forecasted sales volumes of certain products which also impacted the Company’s expected utilization of materials subject to a non-cancelable non-refundable purchase commitment of $24.5 million; and (3) indications in April and May 2026 of further softness in the sales channel. As a result, the Company expects to continue to incur operating losses and negative operating cash flows, further reducing liquidity and increasing reliance on external sources of capital. For the periods ended September 30, 2025, December 31, 2025 and March 31, 2026, the Company was not in compliance with certain covenants which were cured or waived. The Company does not expect to be able to comply with the future minimum financial covenants in its 2021 Credit Agreement and 2025 Credit Agreement, including, but not limited to, minimum liquidity, minimum EBITDA, minimum asset coverage ratio and other covenants at the next measurement date. Based on current projections, the Company does not expect to have sufficient liquidity to meet its obligations under Note 6 Financing arrangements, if direct default or cross-default provisions are triggered and outstanding amounts become due. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
In response to these conditions, the Company, upon receipt of approval from its Board of Directors, engaged outside advisors to evaluate strategic alternatives including a potential sale or merger of the business and has engaged outside advisors to explore opportunities within the defense and aerospace sector to leverage the Company’s existing technology in new markets and product categories. The Company is also evaluating opportunities to sell certain non-critical assets and to secure additional financing through debt or equity securities. The Company is actively evaluating potential remediation options in the expectation that it will be unable to comply with its financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement, including seeking waivers or amendments from its lenders. The Company continues to focus on optimizing the revenue mix and pricing strategies, and reducing operating expenses through disciplined cost management. The Company announced a restructuring plan in April 2026 to reduce its global workforce by approximately 23% compared to its headcount ending Q1 2026. The restructuring plan is being implemented in the second quarter of 2026 and is expected to be substantially complete by the end of 2026. The Company expects to incur an aggregate severance charge in the range of $11.5 million to $15.0 million. Additional disclosure regarding these opportunities has been made in Note 15 Subsequent events.
The Company has evaluated whether the plans described above are sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Under this evaluation, the Company assessed whether it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the conditions and events that raise substantial doubt. The Company has determined that, while the plans described above are intended to improve the Company’s liquidity and operating results, certain elements of these plans have not been fully implemented and are dependent upon factors outside the Company’s control, including successfully obtaining waivers related to expected covenant violations or amending the terms of the existing financing agreements, identifying and securing additional financing and the successful execution of new market initiatives, and therefore cannot be deemed probable. As a result, substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of these consolidated financial statements has not been alleviated. There can be no assurance that the Company will be able to generate the level of operating revenue or reduce operating expenses to levels to achieve profitability and generate cash, obtain waivers or amendments from the lenders related to financial covenants, source additional financing or ensure the availability of strategic alternatives on acceptable terms, if at all. Without obtaining additional sources of financing or consummating a strategic transaction, the Company’s ability to continue as a going concern would be materially and adversely impacted, and the Company may be required to significantly reduce, restructure, cease operations, or seek protection under

GoPro, Inc.
Notes to Consolidated Financial Statements
the Federal bankruptcy laws although no specific plans to file for bankruptcy protection have been initiated. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
Warrants. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants' specific terms and the applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity. The warrants issued to the Lender in connection with the 2025 Credit Agreement are classified as liabilities because they contain a provision that may require the Company to repurchase shares issued upon exercise. The warrant liability is included in other long-term liabilities and was $13.1 million as of December 31, 2025.
The Company measures the warrants at fair value at issuance and remeasures them at each reporting date, with changes in fair value recognized in other income (expense), net. The fair value of the warrants at issuance was recorded as a debt discount on the 2025 Term Loan. When the terms of the warrants are modified in connection with an amendment to the 2025 Credit Agreement that is accounted for as a debt modification, the incremental fair value of the warrants is recorded as additional debt discount. The debt discount is amortized to interest expense over the remaining term of the 2025 Term Loan.
The Company estimates the fair value of the warrants using a Black-Scholes option pricing model, which requires the use of significant judgment and includes unobservable Level 3 inputs. Significant assumptions include the expected term, which is based on the remaining contractual term of the warrants, and expected volatility, which is based on a weighted blend of the historical and implied volatility of our Class A common stock. As of December 31, 2025, the Company used an expected term of 9.59 years and expected volatility of 69%. Changes in these assumptions, or in the market price of our Class A common stock, could significantly affect the fair value of the warrants and the Company’s results of operations.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
The Company completed its annual impairment test of goodwill as of December 31, 2025 using a qualitative assessment and concluded that it was not more likely than not that the fair value of the Company’s single reporting unit was less than the carrying value. Additionally, as of December 31, 2025, the market capitalization exceeded the carrying value of the Company’s single reporting unit by 66%, which was not adjusted for an acquisition control premium, which would further increase the percentage the fair value exceeded the carrying value. Additionally, the Company has not identified other impairment triggering events. Using the market capitalization approach, the fair value of its single reporting unit is estimated based on the trading price of its stock at the test date, which is further adjusted by an acquisition control premium representing the synergies a market participant would obtain when obtaining control of the business.
The estimated fair value of the Company’s single reporting unit is affected by the volatility in the Company’s stock price. For example, a 5% decrease in the Company’s December 31, 2025 stock price would result in its market capitalization exceeding the carrying value of its single reporting unit by 64%, which is not adjusted for an acquisition control premium. If the Company's market capitalization declines or future performance falls below the Company’s current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on the Company’s business, financial condition, and results of operations in the reporting period in which a charge would be necessary. The Company will continue to monitor developments, including updates to the Company’s forecasts and market capitalization. An update of the Company’s assessment and related estimates may be required in the future.
Long-lived assets, such as property and equipment, intangible assets subject to amortization, and right-of-use assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount to the estimated future undiscounted cash flows expected to be generated by the asset group. If it is determined that an asset group is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. The Company recorded a $3.3 million right-of-use asset impairment in 2024 related to its headquarters campus as described further in Note 14 Restructuring charges. The Company used the following significant assumption to determine the impairment charge: discount rate based on the weighted-average cost of capital. The Company did not record any impairment charges in 2025 or 2023.
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
Convertible Senior Notes. In November 2020, the Company issued $143.8 million aggregate principal amount of 1.25% Convertible Senior Notes (2025 Notes). In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes, reducing the principal amount owed to $93.8 million. This partial extinguishment of the 2025 Notes resulted in a gain of $3.1 million recognized in the fourth quarter of 2023. The Company repaid the remaining $93.8 million in aggregate principal at maturity on November 15, 2025 with restricted cash on hand. See Note 6 Financing arrangements for additional details.
The Company accounts for its 2025 Notes in accordance with ASC 470-20, Debt with Conversion and Other

GoPro, Inc.
Notes to Consolidated Financial Statements
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
The Company has adopted this standard retrospectively beginning with its 2025 Form 10-K financial statements and related disclosures.
Standards not yet adopted
Income Statement Reporting - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ASU No. 2024-03	This guidance is designed to improve financial reporting by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods, including amounts and qualitative descriptions of inventory purchases, employee compensation, depreciation and intangible asset amortization, among other requirements. This standard is effective for fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard should be applied prospectively; however, retrospective application is permitted.	The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures.
Although there are several other new accounting standards issued or proposed by the FASB, which the Company has adopted or will adopt, as applicable, the Company does not believe any of these accounting pronouncements has had or will have a material impact on its consolidated financial statements.

GoPro, Inc.
Notes to Consolidated Financial Statements
2. Restatement of previously issued consolidated financial statements
On October 9, 2026, the Audit Committee of the Board of Directors, in consultation with management, concluded that the Company's previously issued consolidated financial statements as of and for the year ended December 31, 2025 and as of and for the three and nine months ended September 30, 2025 should no longer be relied upon and should be restated, due to identification of material errors in the accounting for certain warrants issued in connection with the 2025 Credit Agreement.
A description of the errors and their impacts on the previously issued financial statements is included below. Additionally, certain other previously identified immaterial adjustments were corrected, which impacted individual line items within operating cash flows with no change to total operating cash flows in any period presented.
With respect to the warrants issued in connection with the 2025 Credit Agreement in August 2025, the Company determined that the valuation of the warrants used an expected term shorter than the remaining contractual term through August 1, 2035, and incorrectly included an illiquidity adjustment. In addition, the incremental fair value from the November 5, 2025 reduction of the warrant exercise price in connection with an amendment to the 2025 Credit Agreement should have been recorded as additional debt discount. These errors resulted in the following misstatements:
a.Initial measurement. At issuance on August 4, 2025, the warrants should have been measured at $11.3 million rather than $3.2 million. As a result, the warrant liability, which is included in Other long-term liabilities, and the related debt discount were each understated by $8.1 million, and long-term debt was overstated by $8.1 million.
b.Subsequent measurement. The warrant liability is measured at fair value at each reporting date, with changes recognized in other income (expense) (see Note 1 Summary of business and significant accounting policies and Note 4 Fair value measurements). Because the same incorrect valuation assumptions were used at each remeasurement date subsequent to initial measurement, there were valuation errors in recording the change in fair value at each measurement period resulting in an understated of the warrant liability and understatement in Other income, net as of and for the year ended December 31, 2025 of $2.2 million.
c.November 2025 repricing. On November 5, 2025, the warrant exercise price was reduced from $1.25 to $0.75 in connection with an amendment to the 2025 Credit Agreement. The valuation errors impacted the determination of the incremental fair value attributable to the modification from the repricing which resulted in the warrant liability and the related debt discount each being understated by $1.0 million, and long-term debt was overstated by $1.0 million.
d.Debt discount amortization. Because the debt discount was understated, interest expense was understated by $1.4 million for the year ended December 31, 2025.
The table below sets forth the consolidated balance sheet information, including the balances originally reported and the restated balances as of December 31, 2025.

	December 31, 2025
(in thousands)	As Previously Reported	Adjustment	As Restated
Long-term debt	$44,322	$(7,678)	$36,644
Other long-term liabilities	9,067	6,836	15,903
Total liabilities	351,433	(842)	350,591

Accumulated deficit	(775,094)	842	(774,252)
Total stockholders’ equity	76,550	842	77,392
Note: The Company’s Consolidated Statements of Stockholders’ Equity were also affected by the revised accumulated deficit amounts for the period presented above.

GoPro, Inc.
Notes to Consolidated Financial Statements
The table below sets forth the consolidated statements of operations information, including the amounts originally reported and the restated amounts for the year ended December 31, 2025:

	Year ended December 31, 2025
(in thousands, except per share data)	As Previously Reported	Adjustment	As Restated
Other income (expense):
Interest expense	$(8,452)	$(1,404)	$(9,856)
Other income, net	345	2,246	2,591
Total other income (expense), net	(8,107)	842	(7,265)
Loss before income taxes	(91,448)	842	(90,606)
Net loss	(93,487)	842	(92,645)

Basic and diluted net loss per share	$(0.59)	$0.01	$(0.58)

Shares used to compute basic and diluted net loss per share	158,579		158,579
The restatement adjustments did not change the fact that the comprehensive income (loss) approximated net income (loss).

The table below sets forth the impact of the errors to the consolidated statement of cash flows including the amounts originally reported and the restated amounts for the year ended December 31, 2025:

	Year ended December 31, 2025
(in thousands)	As Previously Reported	Adjustment	As Restated
Operating activities:
Net loss	$(93,487)	$842	$(92,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash operating lease cost	3,265	2,213	5,478
Other	1,537	(842)	695
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(11,134)	(2,213)	(13,347)
Net cash used in operating activities*	(20,669)	—	(20,669)
*Net cash used in operating activities is unchanged by these non-cash corrections.
The impacts of the restatements have been reflected throughout these consolidated financial statements, including the applicable Notes to Consolidated Financial Statements. Note 16 Restatement of quarterly financial information (unaudited) includes the corresponding restated unaudited financial information as of September 30, 2025 and for the three and nine months then ended.
3. Business Acquisitions
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

GoPro, Inc.
Notes to Consolidated Financial Statements
acquisition have not been presented because they did not have a material impact to the Company’s consolidated financial statements.

4. Fair value measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	December 31, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(As Restated)
Cash equivalents (1):
Money market funds	$40,120	$—	$—	$40,120	$42,436	$—	$—	$42,436
Total cash equivalents	$40,120	$—	$—	$40,120	$42,436	$—	$—	$42,436
Other long-term liabilities
Warrant liability	$—	$—	$13,090	$13,090	$—	$—	$—	$—
Total other long-term liabilities	$—	$—	$13,090	$13,090	$—	$—	$—	$—
(1)    Included in cash and cash equivalents in the accompanying consolidated balance sheets. Cash balances were $9.6 million and $60.4 million as of December 31, 2025 and 2024, respectively.
The Company corrected errors in the valuation of the warrant liability and in the accounting for the November 5, 2025 warrant repricing. See Note 2. Restatement of previously issued consolidated financial statements, for the nature and quantitative effects of these corrections.
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
The fair value of the warrants was estimated with the following assumptions:

December 31, 2025
(As Restated)
Volatility	69%
Risk-free interest rate	4.2%
Dividend yield	—%
Expected term (years)	9.59
The expected term was corrected from a term of 2.47 years to the remaining contractual term of the warrants through August 1, 2035, which was approximately 9.59 years at December 31, 2025. Expected volatility is based on a blend of historical volatility (90% weighting) and implied volatility (10% weighting). The risk-free interest rate is based on a term-matched U.S. Treasury yield at the valuation date. The dividend yield is zero. As part of the restatement, the Company removed the incorrectly applied illiquidity adjustment to the warrants valuation.

GoPro, Inc.
Notes to Consolidated Financial Statements
Changes in the fair value of the Level 3 warrant liability during the year ended December 31, 2025 were as follows:

(in thousands)	Warrant Liability
(As Restated)
Balance as of December 31, 2024	$—
Issuance of warrants	11,329
Incremental fair value from November 2025 repricing	971
Change in fair value	790
Balance as of December 31, 2025	$13,090
In November 2020, the Company issued $143.8 million principal amount of 1.25% Convertible Senior Notes (2025 Notes), as discussed in Note 6 Financing arrangements. In November 2023, the Company repurchased $50.0 million in aggregate principal amount of the 2025 Notes, reducing the amount owed to $93.8 million. The Company repaid the remaining $93.8 million in aggregate principal at maturity on November 15, 2025 with restricted cash on hand. The calculated fair value of the 2025 Notes was zero and $82.5 million as of December 31, 2025 and 2024, respectively. The estimated fair value of the 2025 Notes was based on quoted market prices of the Company’s instruments in markets that are not active and are classified as Level 2 within the fair value hierarchy. The Company estimated the fair value of the 2025 Notes by evaluating quoted market prices and calculating the upfront cash payment a market participant would require to assume these obligations.
For certain other financial assets and liabilities, including accounts receivable, accounts payable and other current assets and liabilities, the carrying amounts approximate their fair value primarily due to the relatively short maturity of these balances.
The Company also measures certain non-financial assets at fair value on a nonrecurring basis, primarily goodwill, intangible assets, and operating lease right-of-use assets, in connection with periodic evaluations for potential impairment. In the first quarter of 2025, the fair value of the Company’s single reporting unit was determined based on unobservable (Level 3) inputs, as discussed in Note 1 Summary of business and significant accounting policies. In 2024, the fair value of the Company’s operating lease right-of-use asset related to its headquarters campus was determined based on unobservable (Level 3) inputs, as discussed in Note 14 Restructuring charges.

5. Consolidated financial statement details
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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

6. Financing arrangements

GoPro, Inc.
Notes to Consolidated Financial Statements
2021 Credit Facility
In January 2021, the Company entered into a Credit Agreement which provides for a revolving credit facility (2021 Credit Facility) under which the Company may borrow up to an aggregate amount of $35.0 million from the February 2026 amendment to the Borrowing Base Conversion Date, which is considered when the Company completes an appraisal and other collateral diligence measures in order to implement a borrowing base to tie usage of the 2021 Credit Facility to the Company’s collateral value, and up to $50.0 million thereafter. In March 2023, August 2025 and February 2026, the Company amended the 2021 Credit Agreement (collectively, the 2021 Credit Agreement). The February 2026 amendment extended the maturity of the 2021 Credit Agreement to June 2027, changed the interest rate at which borrowed funds accrued interest and changed the liquidity minimums, all of which are discussed below. Upon termination of the 2021 Credit Agreement in June 2027, any outstanding borrowings will become due and payable.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
2025 Credit Agreement
On August 4, 2025, the Company entered into a Credit Agreement with Farallon Capital Management, L.L.C., as administrative agent and collateral agent (the Agent), and Mateo Financing, LLC (the Lender). On November 5, 2025 and February 27, 2026, the Company amended the Credit Agreement (collectively, the 2025 Credit Agreement). The 2025 Credit Agreement provides for a second lien credit facility up to $50.0 million (the 2025 Term Loan). The 2025 Credit Agreement will mature, and any outstanding borrowings become due and payable on January 22, 2028. The November 2025 amendment (i) revised the Q1 2026, Q2 2026 and Q3 2026 EBITDA minimums, including a tariff-based adjustment, (ii) removed the liquidity minimum step-down clause, and (iii) decreased the exercise price of the warrants to $0.75, all of which are discussed below. The February 2026 amendment (i) revised the minimum liquidity for the remaining term of the 2025 Credit Agreement, (ii) removed the EBITDA minimums for the fiscal quarter ending December 31, 2025 and for the period of four consecutive fiscal quarters ending March 31, 2026, (iii) revised the EBITDA minimum for the remainder of the 2025 Credit Agreement, and (iv) revised the minimum asset coverage ratio for periods prior to March 31, 2026, all of which are disclosed below.
On August 4, 2025, in connection with the 2025 Credit Agreement, the Company issued warrants to the Lender to purchase 11,076,968 shares of Class A common stock at an initial exercise price of $1.25 per share. The warrants were initially measured at a fair value of $11.3 million, which was recorded as a warrant liability and debt discount. On November 5, 2025, the exercise price was reduced to $0.75 per share as part of modification to the 2025 Credit Agreement. The $1.0 million incremental fair value attributable to the repricing was recorded as additional debt discount in connection with a debt modification and is amortized to interest expense. The warrants are subsequently measured at fair value, with changes recognized in other income (expense), and had a fair value of $13.1 million and 11,076,968 warrants outstanding as of December 31, 2025. The warrants are classified as liabilities. The warrants require the Company, at the holder's request, to repurchase up to $7.5 million of warrant shares at the volume-weighted average price, payable in cash (or in part by note if liquidity would fall below $75 million), if the holder cannot resell the shares because the resale registration statement is unavailable or the holder has received material non-public information. This is a conditional obligation to repurchase the Company's equity shares that may require a transfer of assets and that exists at inception, so it falls within ASC 480-10-25-8 whether or not the contingency is likely to occur. The warrants expire on August 1, 2035. Exercise of the warrants will dilute the ownership interests of existing stockholders.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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
As of December 31, 2025, the outstanding principal under the 2025 Term Loan was $49.8 million, the unamortized debt issuance cost was $1.9 million, the unamortized debt discount was $11.2 million, and the net carrying amount of the liability was $36.6 million, which was recorded as long-term debt within the consolidated balance sheets. For the year ended December 31, 2025, the Company recorded $2.4 million of interest expense, $0.4 million for amortization of debt issuance costs, and $2.1 million for amortization of the debt discount. See Note 2 Restatement of previously issued consolidated financial statements, for the nature and quantitative effects to the Company’s debt instrument. For the period ended December 31, 2025, the Company was not in compliance with the asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 within the 2025 Credit Agreement for the period ended December 31, 2025, and the Company subsequently cured the non-compliance by entering into an amendment on February 27, 2026 that amended these covenant requirements. The Company also received a waiver on October 16, 2026 related to the non-compliance with certain covenants, including the asset coverage ratio of 1.25x due to the restatement discussed in Note 2 Restatement of previously issued consolidated financial statements.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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

7. Stockholders’ equity
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

GoPro, Inc.
Notes to Consolidated Financial Statements
8. Employee benefit plans
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
There was no income tax benefit related to stock-based compensation expense for the year ended December 31, 2025 and 2024 due to a full valuation allowance on the Company’s United States net deferred tax assets. The income tax benefit related to stock-based compensation expense was $9.3 million for the year ended December 31, 2023. See Note 10 Income taxes for additional details.
As of December 31, 2025, total unearned stock-based compensation of $12.5 million related to stock options, RSUs, PSUs, SBAs and ESPP shares is expected to be recognized over a weighted-average period of 2.07 years.

GoPro, Inc.
Notes to Consolidated Financial Statements
9. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Year ended December 31,
(in thousands, except per share data)	2025	2024	2023
	(As Restated)
Numerator:
Net loss	$(92,645)	$(432,311)	$(53,183)

Denominator:
Weighted-average common shares - basic and diluted for Class A and Class B common stock	158,579	153,113	153,348

Basic and diluted net loss per share	$(0.58)	$(2.82)	$(0.35)
The following potentially dilutive shares were not included in the calculation of diluted shares outstanding as the effect would have been anti-dilutive:

	Year ended December 31,
(in thousands)	2025	2024	2023
Stock-based awards	14,396	16,207	15,839
Shares related to convertible senior notes	8,783	10,050	14,808
Warrants	2,120	—	—
Total anti-dilutive securities	25,299	26,257	30,647
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding. Diluted net income per share adjusts the basic net income per share and the weighted-average number of shares of common stock outstanding for the potentially dilutive impact of the Company’s ESPP awards, stock awards, and warrants using the treasury stock method. The Company calculated the potential dilutive effect of its 2025 Notes under the if-converted method. Under the if-converted method, diluted net income per share was determined by assuming all of the outstanding 2025 Notes were converted into shares of the Company’s Class A common stock at the beginning of the reporting period. In addition, in periods of net income, interest charges on the 2025 Notes, which includes both coupon interest and amortization of debt issuance costs, were added back to net income on an after-tax effected basis. The Company repaid the remaining $93.8 million in aggregate principal of the 2025 Notes at maturity on November 15, 2025 with restricted cash on hand, as described further in Note 6 Financing arrangements.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
10. Income taxes
As described in Note 2 Restatement of previously issued consolidated financial statements, the restatement decreased the Company's 2025 United States loss before income taxes by $0.8 million, with a corresponding change in the deferred tax asset for United States federal and state net operating loss carryforwards and the related valuation allowance. Because the Company maintains a full valuation allowance on its United States federal and state net deferred tax assets, the restatement had no effect on income tax expense (benefit).
Income (loss) before income taxes consisted of the following:

	Year ended December 31,
(in thousands)	2025	2024	2023
	(As Restated)
United States	$(99,041)	$(142,195)	$(79,514)
Foreign	8,435	9,106	11,781
Loss before income taxes	$(90,606)	$(133,089)	$(67,733)
Income tax expense (benefit) consisted of the following:

	Year ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$1	$1	$3
State	72	(28)	162
Foreign	1,689	2,478	3,176
Total current	$1,762	$2,451	$3,341
Deferred
Federal	$87	$222,087	$(14,018)
State	—	74,886	(3,828)
Foreign	190	(202)	(45)
Total deferred	$277	$296,771	$(17,891)
Total income tax expense (benefit)
Federal	$88	$222,088	$(14,015)
State	72	74,858	(3,666)
Foreign	1,879	2,276	3,131
Total income tax expense (benefit)	$2,039	$299,222	$(14,550)

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

GoPro, Inc.
Notes to Consolidated Financial Statements
Income tax expense (benefit) at the effective tax rate consisted of the following:

	Year ended December 31,
	2025		2024		2023
	(As Restated)
	$	%	$	%	$	%
(in thousands, except percentages)
Tax at U.S. federal statutory rate (21%)	$(19,027)	21.0%	$(27,949)	21.0%	$(14,224)	21.0%
State income taxes, net of federal benefit	(415)	0.5	74,864	(56.3)	(3,699)	5.5
Foreign tax effects
France
Non-taxable and nondeductible items	(873)	1.0	(631)	0.5	(881)	1.3
Other, net	363	(0.4)	(10)	—	156	(0.3)
Other foreign jurisdiction	(164)	0.2	184	(0.1)	260	(0.4)
Effects of cross-border tax laws
Federal taxation of foreign disregarded entities	1,361	(1.5)	1,546	(1.2)	2,123	(3.1)
Tax credits
Research tax credits	(1,317)	1.5	(3,569)	2.7	(3,736)	5.5
Changes in valuation allowance - federal	14,105	(15.7)	247,750	(186.1)	—	—
Non-taxable and nondeductible items
Tax effect on share-based compensation	3,722	(4.1)	5,132	(3.9)	3,125	(4.6)
Goodwill impairment	2,537	(2.8)	—	—	—	—
Other, net	149	(0.3)	508	(0.4)	656	(1.0)
Worldwide changes in unrecognized tax benefits	1,598	(1.7)	1,397	(1.0)	1,670	(2.4)
Income tax provision at effective tax rate	$2,039	(2.3)%	$299,222	(224.8)%	$(14,550)	21.5%
The negative effective tax rate of 2.3% for 2025 primarily resulted from a change in the valuation allowance on the United States federal and state net deferred tax assets, nondeductible equity tax expense from employee stock-based compensation, and tax expense from goodwill impairment, partially offset by a tax benefit on a pre-tax net loss and the federal and California research and development credits. The negative effective tax rate of 224.8% for 2024, primarily resulted from the establishment and the current year change in the valuation allowance on the United States federal and state net deferred tax assets, partially offset by a tax benefit on a pre-tax net loss, and the release of a portion of uncertain tax positions as a result of a lapse in the statute of limitations in certain jurisdictions.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities were as follows:

GoPro, Inc.
Notes to Consolidated Financial Statements

	Year ended December 31,
	2025	2024
(in thousands)	(As Restated)
Deferred tax assets:
Net operating loss carryforwards	$190,989	$110,724
Tax credit carryforwards	104,319	101,895
Stock-based compensation	3,163	4,531
Allowance for returns	1,098	1,706
Intangible assets	2,536	1,873
Depreciation and amortization	1,455	1,177
Operating lease liabilities	4,532	6,784
Capitalized research and development costs	19,697	80,310
Accruals and reserves	19,064	21,944
Total deferred tax assets	346,854	330,944
Valuation allowance	(344,335)	(327,367)
Net deferred tax assets, net of valuation allowance	$2,518	$3,577

Deferred tax liabilities:
Operating lease right-of-use assets	$(2,635)	$(3,424)
Total deferred tax liabilities	(2,635)	(3,424)
Net deferred tax assets (liabilities)	$(117)	$153
Each quarter, the Company assesses the realizability of its existing deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize its deferred tax assets. In the assessment for the period ended December 31, 2025, the Company concluded that it remains more likely than not that the Company will not be able to realize its deferred tax assets. As of December 31, 2025, the total valuation allowance on United States federal and state net deferred tax assets was $344.3 million. The Company will continue to monitor its future financial results, expected projections and their potential impact on the Company’s assessment regarding the recoverability of its deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded. The Company’s foreign deferred tax assets in each jurisdiction are supported by taxable income or in the case of acquired companies, by the future reversal of deferred tax liabilities. It is more likely than not that the Company’s foreign deferred tax assets will be realized and thus, a valuation allowance is not required on its foreign deferred tax assets.
As of December 31, 2025, the Company’s federal, California, and other state net operating loss carryforwards for income tax purposes were $752.6 million, $261.9 million, and $283.5 million, net of reserves, respectively. Also, the Company’s federal and California state tax credit carryforwards were $58.1 million and $58.4 million, net of reserves, respectively. If not utilized, federal net operating losses that arose before 2018 and California loss carryforwards will begin to expire from 2035 to 2045, while federal credit and other state loss carryforwards will begin to expire primarily from 2026 to 2045. Federal net operating losses that arose after 2017 and all California tax credits will be carried forward indefinitely.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
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

11. Related party transactions
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

12. Commitments, contingencies, and guarantees
Facility leases. The Company leases its facilities under long-term operating leases, which expire at various dates through 2033.

GoPro, Inc.
Notes to Consolidated Financial Statements
The components of net lease cost, which were primarily recorded in operating expenses, were as follows:

	Year ended December 31,
(in thousands)	2025	2024	2023
Operating lease cost (1)	$9,003	$10,262	$11,045
Sublease income	(2,892)	(2,817)	(2,281)
Right-of-use asset impairment cost	—	3,276	—
Net lease cost	$6,111	$10,721	$8,764
(1)    Operating lease costs include immaterial variable lease costs and amounts related to restructuring charges, which are discussed in Note 14 Restructuring charges.

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
(2)    The Company's 2025 Term Loan is due in January 2028. The balances include accrued and unpaid interest as of December 31, 2025. Refer to Note 6 Financing arrangements.
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

13. Concentrations of risk and geographic information
Concentration of risk. Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, accounts receivable, and derivative instruments. The Company places cash and cash equivalents with high-credit-quality financial institutions; however, the Company maintains cash balances in excess of the FDIC insurance limits. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within the Company’s expectations. The Company believes its counterparty credit risk related to its derivative instruments is mitigated by transacting with major financial institutions with high credit ratings.
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

14. Restructuring charges
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

15. Subsequent events
On February 27, 2026, the Company amended the 2021 Credit Agreement and 2025 Credit Agreement, as referenced in Note 6 Financing arrangements.
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
Events Subsequent to June 2026 Issuance of Financial Statements (Unaudited)
2026 Notes and 2026 Warrants
On July 1, 2026, the Company entered into a securities purchase agreement (the Woodman Purchase Agreement) with certain entities (the Buyers) affiliated with Nicholas Woodman, the Company’s Chief Executive Officer and Chairman of the Company’s board of directors, pursuant to which the Buyers agreed to purchase (i) senior secured notes (the 2026 Notes) in an aggregate principal amount of $20.0 million and (ii) warrants (the 2026 Warrants) exercisable for 25,706,940 shares of the Company’s Class B common stock, par value $0.0001 per share. On July 9, 2026, the Company closed the sale of the 2026 Notes and the 2026 Warrants contemplated by the Woodman Purchase Agreement. In connection with the closing, (i) the Company received $19.9 million in net proceeds in exchange for issuing the 2026 Notes in an aggregate principal amount of $20,000,000 to the Buyers and (ii) the Company issued the 2026 Warrants exercisable for 25,706,940 shares of the Company's Class B common stock, par value $0.0001 per share. The 2026 Notes mature on July 21, 2028 and have an interest rate of 6.50% per annum, subject to adjustment after the occurrence and during the continuance of any event of default, which is payable semi-annually in kind through an increase to the principal amount of the 2026 Notes. The Company may redeem the 2026 Notes at its option in whole or in part at any time at a price in cash equal to the principal amount being redeemed plus accrued and unpaid interest to the redemption date (the Redemption Price). In addition, the Company is required to redeem the 2026 Notes at the Redemption Price upon the occurrence of certain events, including (i) the repayment in full of all amounts outstanding under the 2025 Credit Agreement, (ii) the receipt by the Company of cash proceeds from dispositions of property sufficient to repay in full and terminate the 2021 Credit Agreement, the 2025 Credit Agreement and the 2026 Notes, (iii) if an event of default occurs, upon the request of the holder, and (iv) certain bankruptcy and change of control events.
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

GoPro, Inc.
Notes to Consolidated Financial Statements
holders of the 2026 Warrants will have the right to require the Company or a successor entity to purchase the 2026 Warrant for cash in the amount of the Black-Scholes value of the unexercised portion of the 2026 Warrants concurrently with or within 30 days following the consummation of a fundamental transaction.
As of the issuance of the accompanying financial statements, management has not yet completed its evaluation of the financial statement impact of the Woodman Purchase Agreement and is unable to reasonably estimate the financial statement effect. The Company anticipates the 2026 Notes to be classified as a current liability.
On July 9, 2026, the Company amended the 2021 Credit Agreement and 2025 Credit Agreement to permit the transactions contemplated by the Woodman Purchase Agreement.
Nasdaq Minimum Bid Price Notification

On July 21, 2026, the Company received a notice from the Nasdaq Stock Market LLC indicating the Company was not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of the Company’s Class A common stock had been below $1.00 per share for 30 consecutive business days. On September 16, 2026, the Company received notice from Nasdaq that we had regained compliance with the minimum bid price requirement under the Nasdaq Listing Rules.
Share Conversion
On August 3, 2026 and August 4, 2026, the Company issued 1,185,888 and 1,467,783 shares, respectively, of the Company’s Class A common stock due to the exercise of the conversion option by YA II PN for a principal amount of $0.8 million and $1.0 million, respectively, of the Convertible Debentures.
Agreement and Plan of Merger
On September 1, 2026, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Action Acquisitions LLC (Parent) and Starman Optical, Inc., a wholly-owned subsidiary of Parent (Merger Sub), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a majority-owned subsidiary of Parent (the Merger). Upon completion of the Merger, Parent is expected to own approximately 90%, and the Company’s existing stockholders approximately 10%, of the outstanding Class A common stock of the surviving corporation. At the effective time of the Merger, each eligible share of the Company’s common stock will be converted into the right to receive 0.1 shares of common stock of the surviving corporation and $1.14 in cash, without interest. The cash portion is subject to a reduction if the Company’s Net Working Capital as of the end of the last completed fiscal month before closing is less than negative $110.0 million, in which case the per share cash consideration will be reduced by the amount of the shortfall divided by 219,440,000. Any such reduction would lower the cash received by stockholders and would not increase the Company’s liquidity. Midtown Equities LLC (Midtown Equities), an independent third party not affiliated with Parent or Merger Sub, has committed under a commitment letter with Parent (the Commitment Letter) to provide Parent with up to $395.0 million in cash at or prior to closing. That amount, together with the Company’s available cash on hand, is to fund the aggregate merger consideration (including payments in respect of vested equity awards), the repayment of the indebtedness described below and the fees and expenses required to be paid at closing. The commitment is available only to fund amounts payable in connection with the closing; it is not available to fund the Company’s operations or to satisfy its obligations before the Merger closes.
The Merger Agreement requires Parent to provide the funds necessary at closing to repay in full the indebtedness identified in the Merger Agreement as required to be repaid at closing, including the 2021 Credit Agreement, the 2025 Credit Agreement and the 2026 Notes, or to assume any such indebtedness that Parent elects in writing to assume. The Company is not required to pay any fees, costs or expenses in respect of that payoff, or in respect of the Convertible Debentures, before the Merger becomes effective. The Merger Agreement also provides that, before closing, no default under the Company’s credit agreements may have resulted in a lender accelerating payments, after giving effect to any amendments or waivers. The Company’s cash on hand at closing, after payment of its transaction expenses, will be applied first to amounts owed to holders of vested options and restricted stock units, with Parent funding any shortfall.
Until the Merger closes, the Merger Agreement restricts the Company’s ability to, among other things: incur new indebtedness for borrowed money, other than intercompany indebtedness and ordinary-course borrowings under the credit agreements and the Convertible Debentures not exceeding $30.0 million outstanding in the aggregate

GoPro, Inc.
Notes to Consolidated Financial Statements
at any time; make loans, advances or investments outside the Company group, subject to limited exceptions; make or commit to capital expenditures; and make any material change in its practices for collecting receivables or paying payables outside the ordinary course of business. These restrictions may limit the Company’s ability to obtain additional financing or manage working capital if the Merger is delayed or not completed. The Company must also deliver monthly financial statements, a weekly cash balance and a rolling 13-week cash flow forecast to Parent, and must promptly notify Parent of, among other things, any going-concern qualification in an audit opinion, any Nasdaq deficiency or delisting notice, and any loss or threatened loss of a material customer or contract. Either party may terminate the Merger Agreement if the closing has not occurred by December 31, 2026 (the End Date), and the Company would be required to pay Parent a termination fee of $10.0 million if the Merger Agreement is terminated in specified circumstances, including a failure to obtain stockholder approval, a change in the Board’s recommendation, or termination by the Company to accept a superior proposal. Payment of the termination fee would further adversely affect the Company’s liquidity.
Covenant Waiver
The Company evaluated the effect of the restatement on its debt agreements. Based on the restated financial statements, the Company was not in compliance with the minimum asset coverage ratio of 1.25x as of September 30, 2025 and December 31, 2025 under its Credit Agreement, dated August 4, 2025, with Farallon Capital Management, L.L.C., as administrative agent and collateral agent, and Mateo Financing, LLC, as lender (as amended, the "2025 Credit Agreement"). In addition, the restatement required the Company to reevaluate representations and warranties made by the Company and seek waivers related thereto, which waivers were subsequently obtained. These representations and warranties were made under the 2025 Credit Agreement and under the following agreements:
•the Company's Credit Agreement, dated January 22, 2021, with Wells Fargo Bank, National Association and the lenders party thereto (as amended, the "2021 Credit Agreement");
•the notes issued on July 9, 2026 (the "2026 Notes") to certain entities affiliated with Nicholas Woodman, the Company's Chief Executive Officer and Chairman of the Board of Directors (the "Buyers"); and
•the convertible debentures (the "Convertible Debentures") issued to YA II PN, Ltd. ("YA II PN"), a fund of Yorkville Advisors Global, LP.
As a result, defaults or events of default have occurred under those agreements, including through cross-default provisions. On October 16, 2026, the Company obtained waivers of these defaults and events of default from the lenders under the 2021 Credit Agreement and the 2025 Credit Agreement, the Buyers, as holders of the 2026 Notes, and YA II PN, as holder of the Convertible Debentures. No fees or other consideration were paid in connection with the waivers which were necessary based on the restated financial statements described in Note 2 Restatement of previously issued consolidated financial statements.

16. Restatement of quarterly financial information (unaudited)
As discussed in Note 2 of the Notes to the Consolidated Financial Statements, the Company identified material errors in the valuation related to certain warrants issued in connection with the 2025 Credit Agreement in August 2025. These errors resulted in a material misstatement within the consolidated financial statements previously filed with the Securities and Exchange Commission.
For a description of the errors refer to the discussion in Note 2. Restatement of previously issued consolidated financial statements. The impacts on the previously issued unaudited condensed financial statements as of September 30, 2025 and for the three and nine months and the unaudited condensed consolidated statement of operations for the three months ended December 31, 2025 are included below. Additionally, certain other previously identified immaterial adjustments have been corrected, which impacted individual line items within

GoPro, Inc.
Notes to Consolidated Financial Statements
operating cash flows with no change to total operating cash flows in any period presented. These errors resulted in the following misstatements:
aInitial measurement. At issuance on August 4, 2025, the warrants should have been measured at $11.3 million rather than $3.2 million. As a result, the warrant liability and the related debt discount were each understated by $8.1 million, and long-term debt was overstated by $8.1 million.
bSubsequent measurement. The warrant liability is measured at fair value at each reporting date, with changes recognized in other income (expense) (see Note 1 Summary of business and significant accounting policies and Note 4 Fair value measurements). Because the same incorrect valuation assumptions were used at each remeasurement date, there were valuation errors in recording the change in fair value at each measurement period subsequent to initial measurement. As a result, loss on revaluation was understated by $5.6 million (an increase in other expense) in the three months and nine months ended September 30, 2025, and gain on revaluation was understated by $7.9 million (an increase in other income) for the three months ended December 31, 2025. The warrant liability was understated from the initial measurement error and subsequent remeasurements by $13.8 million at September 30, 2025 ($19.6 million as restated, compared with $5.8 million previously reported).
cDebt discount amortization. Because the debt discount was understated, interest expense was understated by $0.5 million and $0.9 million in the three months ended September 30, 2025 and December 31, 2025, respectively.
The tables below set forth the consolidated balance sheet information, including the balances originally reported and the restated balances as of September 30, 2025.

	September 30, 2025
(in thousands)	As Previously Reported	Adjustment	As Restated
Long-term debt	$43,916	$(7,592)	$36,324
Other long-term liabilities	8,389	13,758	22,147
Total liabilities	458,114	6,166	464,280

Accumulated deficit	(765,990)	(6,166)	(772,156)
Stockholders’ equity	80,494	(6,166)	74,328

Note: The Company’s Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2025 were also affected by the revised accumulated deficit amounts for the period presented above.
The tables below set forth the consolidated statements of operations information, including the amounts originally reported and the restated amounts for the three months ended September 30, 2025, three months ended December 31, 2025 and for the nine months ended September 30, 2025.

GoPro, Inc.
Notes to Consolidated Financial Statements

	Three months ended September 30, 2025
(in thousands, except per share data)	As Previously Reported	Adjustment	As Restated
Interest expense	$(2,715)	$(519)	$(3,234)
Other income (expense), net	(1,881)	(5,647)	(7,528)
Total other income (expense), net	(4,596)	(6,166)	(10,762)
Loss before income taxes	(20,481)	(6,166)	(26,647)
Net loss	(21,252)	(6,166)	(27,418)

Basic and diluted net loss per share	$(0.13)	$(0.04)	$(0.17)

Shares used to compute basic and diluted net loss per share	158,933		158,933

	Three months ended December 31, 2025
(in thousands, except per share data)	As Previously Reported	Adjustment	As Restated
Interest expense	$(3,504)	$(885)	$(4,389)
Other income (expense), net	948	7,893	8,841
Total other income (expense), net	(2,556)	7,008	4,452
Loss before income taxes	(10,797)	7,008	(3,789)
Net loss	(9,104)	7,008	(2,096)

Basic and diluted net loss per share	$(0.06)	$0.05	$(0.01)

Shares used to compute basic and diluted net loss per share	161,046		161,046

	Nine months ended September 30, 2025
(in thousands, except per share data)	As Previously Reported	Adjustment	As Restated
Interest expense	$(4,948)	$(519)	$(5,467)
Other income (expense), net	(603)	(5,647)	(6,250)
Total other income (expense), net	(5,551)	(6,166)	(11,717)
Loss before income taxes	(80,651)	(6,166)	(86,817)
Net loss	(84,383)	(6,166)	(90,549)

Basic and diluted net loss per share	$(0.53)	$(0.04)	$(0.57)

Shares used to compute basic and diluted net loss per share	157,747		157,747

GoPro, Inc.
Notes to Consolidated Financial Statements
The restatement adjustments did not change the fact that the comprehensive income (loss) approximated net income (loss).
The tables below set forth the consolidated statement of cash flows information, including the amounts originally reported and the restated amounts for the nine months ended September 30, 2025.

	Nine months ended September 30, 2025
(in thousands)	As Previously Reported	Adjustment	As Restated
Net loss	$(84,383)	$(6,166)	$(90,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash operating lease cost	1,955	2,153	4,108
Other	882	6,166	7,048
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(22,265)	(2,153)	(24,418)
Net cash used in operating activities*	(36,272)	—	(36,272)
*Net cash used in operating activities is unchanged by these non-cash corrections.

GoPro, Inc.
Notes to Consolidated Financial Statements
Schedule II
GoPro, Inc.
VALUATION AND QUALIFYING ACCOUNTS
For the year ended December 31, 2025, 2024 and 2023

	Balance at Beginning of Year	Charges (Benefits) to Expense	Charges to Other Accounts - Equity	Deductions/Write-offs	Balance at End of Year
in thousands)		(As Restated)			(As Restated)
Valuation allowance for deferred tax assets:
Year ended December 31, 2025	$327,367	$16,968	$—	$—	$344,335
Year ended December 31, 2024	—	327,367	—	—	327,367
Year ended December 31, 2023	—	—	—	—	—
Note 1 - The 2025 charges to expense and ending balance have been restated to reflect the tax effect of the restatement adjustments described above in Note 2 Restatement of previously issued consolidated financial statements. The restatement had no effect on income tax expense (benefit) because the Company maintains a full valuation allowance on its United States federal and state net deferred tax assets.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (As Restated)
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. In connection with the restatement described in the Explanatory Note, our management, with the participation of our CEO and CFO, re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that re-evaluation, our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.
Management’s Report on Internal Control Over Financial Reporting (As Restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified the following material weakness: the Company did not design and maintain effective controls to evaluate the accounting for and valuation of embedded features within financing arrangements, including controls to evaluate the inputs and assumptions used in the valuation. This material weakness resulted in a restatement of our consolidated financial statements as of and for the year ended December 31, 2025 and as of and for the three months ended September 30, 2025. Additionally, this material weakness could result in misstatements of the debt and related account balances or related disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Based on this assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2025.
In Management’s Report on Internal Control over Financial Reporting included in the Original Form 10-K, management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025. Subsequent to the Original Form 10-K, management concluded that the material weakness described above existed as of December 31, 2025. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2025, based on the criteria in Internal Control—Integrated Framework (2013). Accordingly, management has restated its report on internal control over financial reporting.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears under Item 8 in this Form 10-K/A. Our independent registered public accounting firm,

PricewaterhouseCoopers LLP, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Remediation Plan
Management, with oversight of the Audit Committee, has begun developing a remediation plan, including: (i) enhancing the design of controls over the review of valuation inputs and assumptions for warrants and similar instruments; (ii) adding technical accounting review of embedded features within financing arrangements; and (iii) engaging third-party specialists with relevant expertise. The material weakness will not be considered remediated until the enhancements to the controls have been designed, implemented, and they have operated for a sufficient period of time and management has concluded, through testing, that they are operating effectively. We may take additional measures or modify the plan as we continue to evaluate it.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required for this Item is incorporated by reference from our Proxy Statement to be filed for our 2026 Annual Meeting of Stockholders on April 21, 2026.

Item 11. Executive Compensation

In connection with the restatement, the Company evaluated the impact of the restated financial results on incentive-based compensation under its Compensation Recovery Policy (the “Policy”). The review covered current and former executive officers and other Covered Persons (as defined in the Policy) during the applicable recovery period.

The restatement did not affect the financial reporting measures on which incentive-based compensation received by Covered Persons was based, namely non-GAAP operating income and revenue. In addition, no performance-based bonuses were earned under the Company’s 2025 executive bonus plan, and the 2025 performance stock unit awards were not earned and were forfeited.
Based on this analysis, the Company determined that no erroneously awarded incentive-based compensation was subject to recovery under the Policy. The Company’s management and the Audit Committee have determined that the misstatements were unintentional and were not the result of fraud or any other attempt to deceive.

Except for the information set forth above, the information required for this Item is incorporated by reference from our Proxy Statement filed for our 2026 Annual Meeting of Stockholders on April 21, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities authorized for issuance under equity compensation plans. The information required by this Item is incorporated by reference from our Proxy Statement filed with the SEC for our 2026 Annual Meeting of Stockholders on April 21, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated by reference from our Proxy Statement filed with the SEC for our 2026 Annual Meeting of Stockholders on April 21, 2026.

Item 14. Principal Accounting Fees and Services
The information required by this Item is incorporated by reference from our Proxy Statement filed with the SEC for our 2026 Annual Meeting of Stockholders on April 21, 2026.

PART IV

Item 15. Exhibits, Financial Statement Schedules
1.    Financial Statements
    The financial statements filed as part of this report are listed in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K/A.
2.    Financial Statement Schedules
    The financial statement schedule filed in response to Part II, Item 8 and Part IV, Item 15(c) of this Form 10-K/A is listed under Part II, Item 8 on the Index to Consolidated Financial Statements.
3.    Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
3.01	Restated Certificate of Incorporation of the Registrant, with Certificate of Change of Registered Agent and/or Registered Office	10-K	001-36514	3.01	February 15, 2019
3.02	Amended and Restated Bylaws of the Registrant.	S-1	333-200038	3.02	November 10, 2014
4.01	Form of Registrant’s Class A common stock certificate.	S-1	333-196083	4.01	May 19, 2014
4.08	Description of Registrant’s Securities Registered Under Section 12 of the Exchange Act	10-K	001-36514	4.08	February 14, 2020
4.09	Form of Common Stock Purchase Warrant dated August 4, 2025, by and among GoPro and Mateo Financing, LLC.	8-K	001-36514	4.01	August 4, 2025
4.10	Form of Convertible Debenture.	8-K	001-36514	4.01	March 5, 2026
10.01*	Form of Indemnity Agreement by and between the Registrant and each of its directors and executive officers.	S-1	333-196083	10.01	May 19, 2014
10.02*	Form of Change in Control Severance Agreement.	S-1	333-196083	10.09	May 19, 2014
10.03*	2010 Equity Incentive Plan, as amended, and form of stock option agreement and restricted stock unit agreement.	S-1	333-196083	10.02	May 19, 2014
10.04*	2014 Equity Incentive Plan, as amended, and forms thereunder.	10-Q	001-36514	10.03	July 29, 2016
10.05*	2014 Employee Stock Purchase Plan and forms thereunder.	S-1/A	333-196083	10.04	June 11, 2014
10.06*	Executive Severance Policy.	10-K	001-36514	10.06	February 15, 2019
10.07*	Employment Letter to Nicholas Woodman from the Registrant, dated June 2, 2014.	S-1/A	333-196083	10.16	June 11, 2014
10.08*	Waiver Agreement dated January 1, 2018, by and between Nicholas Woodman and the Registrant.	10-K	001-36514	10.17	February 16, 2018
10.09*	Offer Letter to Brian McGee from the Registrant, dated September 3, 2015.	10-K	001-36514	10.12	February 16, 2017
10.10*	Offer Letter to Dean Jahnke from the Registrant, dated March 5, 2014.	10-K	001-36514	10.12	February 10, 2023
10.11	Office Lease Agreement, dated as of November 1, 2011, by and between Locon San Mateo, LLC and the Registrant, as amended, and other leases for the Registrant’s headquarters.	S-1	333-196083	10.12	May 19, 2014
10.12	Eighth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated February 24, 2016.	10-K	001-36514	10.15	February 16, 2017
10.13	Ninth amendment to Office Lease Agreement, by and between RAR2 - Clearview Business Park Owner QRS, LLC and the Registrant, dated August 3, 2016.	10-K	001-36514	10.16	February 16, 2017
10.14	First Amendment, dated August 12, 2016, to Office Lease Agreement dated November 1, 2011, between the Company and RAR2-Clearview Business Park Owner, LLC.	10-Q	001-36514	10.02	August 4, 2017

10.15	Tenth amendment to Office Lease Agreement by and between HG Clearview Owner LLC and the Registrant, dated April 30, 2019	10-Q	001-36514	10.01	May 10, 2019
10.16	Credit Agreement by and among Registrant, the Lenders party thereto and Wells Fargo Bank, National Association, N.A. dated January 22, 2021.	10-K	001-36514	10.22	February 12, 2021
10.17	Indenture, dated as of November 24, 2020, between the Company and Wells Fargo Bank, National Association (including the form of 1.25% convertible senior notes due 2025)	8-K	001-36514	4.1	November 24, 2020
10.18	Sub-Lease Agreement, dated as of October 14, 2021, by and between Skydio and the Registrant, for the Registrant’s headquarters’ buildings E and F.	10-K	001-36514	10.25	February 11, 2022
10.19	Office lease agreement between Carlsbad1-Commerce, LLC and the Registrant dated April 17, 2023.	10-Q	001-36514	10.03	August 3, 2023
10.20*	GoPro, Inc. 2024 Equity Incentive Plan and related form agreements.	8-K	001-36514	10.01	June 9, 2023
10.21*	GoPro, Inc. 2024 Employee Stock Purchase Plan and related form agreements.	8-K	001-36514	10.02	June 9, 2023
10.22	Amendment No. 1 dated March 10, 2023, to Credit Agreement by and among Wells Fargo Bank, N.A., Registrant, and the Lenders party thereto dated January 22, 2021.	10-Q	001-36514	10.01	August 3, 2023
10.23	Credit Agreement dated August 4, 2025, by and among GoPro and Farallon Capital Management, L.L.C., on behalf of the lenders thereunder.	8-K	001-36514	10.01	August 4, 2025
10.24	Amendment No. 2 to Credit Agreement dated August 4, 2025, by and among GoPro and Wells Fargo Bank, National Association, on behalf of the lenders thereunder.	8-K	001-36514	10.02	August 4, 2025
10.25	Warrant Agreement dated August 4, 2025, by and among GoPro and Mateo Financing, LLC.	8-K	001-36514	10.03	August 4, 2025
10.26	Amendment No. 1 to Credit Agreement dated November 5, 2025, by and among GoPro and Farallon Capital Management, L.L.C., on behalf of the lenders thereunder.	8-K	001-36514	10.02	November 5, 2025
10.27	Subscription Agreement dated November 5, 2025, by and between The Woodman Family Trust under Trust Agreement dated March 11, 2011 and GoPro, Inc.	8-K	001-36514	10.03	November 5, 2025
10.28	2025 Warrant Amendment dated November 5, 2025, by and among GoPro and Mateo Financing, LLC.	8-K	001-36514	10.05	November 5, 2025
10.29	Securities Purchase Agreement, by and between GoPro, Inc. and YA II PN, Ltd, dated February 27, 2026.	8-K	001-36514	10.01	March 5, 2026
10.30	Form of Registration Rights Agreement.	8-K	001-36514	10.02	March 5, 2026
10.31	Amendment No. 2 to Credit Agreement dated February 27, 2026, by and among GoPro, Inc. and Farallon Capital, L.L.C., on behalf of the lenders thereunder.	8-K	001-36514	10.03	March 5, 2026
10.32	Amendment No. 3 to Credit Agreement dated February 27, 2026, by and among GoPro, Inc. and Wells Fargo Bank, National Association, on behalf of the lenders thereunder.	8-K	001-36514	10.04	March 5, 2026
19.1	Insider Trading Policy.	10-K	001-36514	19.1	March 12, 2026
21.01	List of Subsidiaries.	10-K	001-36514	21.01	March 12, 2026
23.01	Consent of Independent Registered Public Accounting Firm.					X
31.01	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.02	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.01‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X

97	Compensation Recovery Policy.	10-K	001-36514	97	February 9, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL For the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set					X
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

Item 16. Form 10-K/A Summary
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GoPro, Inc.
(Registrant)

Dated:	October 19, 2026	By: /s/ Nicholas Woodman
Nicholas Woodman Chief Executive Officer (Principal Executive Officer)

Dated:	October 19, 2026	By: /s/ Brian Tratt
Brian Tratt Chief Financial Officer (Principal Financial Officer)

Dated:	October 19, 2026	By: /s/ Charles Lafrades
Charles Lafrades Chief Accounting Officer (Principal Accounting Officer)