Form 10-Q/A
period 2026-03-31
GoPro, Inc.
filed 2026-10-19
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates certain items in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, initially filed with the Securities and Exchange Commission (the "SEC") on May 11, 2026 (the "Original Form 10-Q").
This Form 10-Q/A includes unaudited restated condensed consolidated financial statements as of and for the fiscal quarter ended March 31, 2026 (Affected Period) as further described below.
In addition, on October 19, 2026 the Company filed with the SEC Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) which amended and restated certain items in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, initially filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “Original Form 10-K”), and subsequently updated in the Current Report on Form 8-K filed with the SEC on June 1, 2026, as well as the related unaudited condensed consolidated financial information as of and for the fiscal quarter and nine months ended September 30, 2025.
This Form 10-Q/A also includes the Company’s updated conclusion and disclosures included in Item 4 Controls and Procedures of the Original Form 10-Q related to disclosure controls and procedures and internal control over financial reporting.
Items Amended in this Filing
This Form 10-Q/A amends and restates the following items of the Original Form 10-Q:
Part I – Item 1. Financial Statements.
Part I – Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Part I – Item 4. Controls and Procedures.
Part II – Item 1A. Risk Factors.
Part II – Item 6. Exhibits.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications specified in Rule 13a-14 under the Exchange Act from the Company’s Chief Executive Officer and its Chief Financial Officer, dated as of the date hereof, are included with this Form 10-Q/A.
This Form 10-Q/A includes only those items and exhibits being amended and restated and, for convenience, the unaffected items and exhibits of the Original Form 10-Q. This Form 10-Q/A should be read in conjunction with the Original Form 10-Q and our filings with the SEC subsequent to the Original Form 10-Q, together with any amendments to those filings.
Except as otherwise provided, the disclosures in this Form 10-Q/A are made as of the date of the Original Form 10-Q and do not reflect any events that occurred after the date of the Original Form 10-Q or modify or update any other disclosures in the Original Form 10-Q affected by subsequent events. As such, forward-looking statements included in this Form 10-Q/A may represent management’s views as of the date of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter.
Restatement Background
As described in the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2026, while preparing the proxy statement related to the transactions contemplated by the Agreement and Plan of Merger, dated as of September 1, 2026, by and among the Company, Action Acquisitions LLC and Starman Optical, Inc., and finalizing the financial records for the fiscal quarter ended September 30, 2026, the Company identified errors associated with the accounting for certain debt instruments. The errors related to (i) the initial measurement of the recognition of liability classified warrants issued to Mateo Financing, LLC (the “Warrants”) on August 4, 2025 which also caused a misstatement of the amount of unamortized warrant related debt discount written off upon the February 27, 2026 debt extinguishment, (ii) recognition of changes in fair value of the warrant liability at each subsequent reporting period, and (iii) debt discount amortization due to initial measurement errors. The Company determined that incorrect valuation inputs and methodology were used in the initial and subsequent measurement of the Warrants.

The corrections affect the warrant liability, debt discount, interest expense, other income (expense), net loss, net loss per share and accumulated deficit.
In addition, the Company identified an error in the accounting for the securities purchase agreement (Securities Purchase Agreement) it entered into on February 27, 2026 with YA II PN, Ltd. (YA II PN), a fund of Yorkville Advisors Global, LP, in connection with the issuance and sale by the Company of convertible debentures (the Convertible Debentures) issuable in an aggregate principal amount of up to $50.0 million. In accounting for the bifurcation of the embedded conversion derivative from the Convertible Debentures, the Company used the fair value of the convertible debenture as the fair value of the embedded conversion derivative, rather than determining the fair value of the embedded conversion derivative using a with-and-without valuation approach and recognizing the combined instrument as short-term debt. As a result, the amounts initially allocated to the embedded conversion derivative and debt host at issuance, and the related debt discount and subsequent interest expense, were incorrectly recorded. The corrections affect accrued expenses and other current liabilities, short-term debt, other long-term liabilities, accumulated deficit, interest expense, other income (expense), net and loss, and basic and diluted earnings per share. These errors do not affect the Company's revenue, gross margin, operating loss, cash, operating cash flows, EBITDA or non-GAAP operating income (loss) in any of the restated periods. However, the corrections affect net loss and other non-cash adjustments within the adjustments to reconcile net loss to net cash used in operating activities, with offsetting adjustments such that net cash used in operating activities remains unchanged.
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
As a result, defaults or events of default have occurred under those agreements, including through cross-default provisions. On October 16, 2026, the Company obtained waivers of these defaults and events of default from the lenders under the 2021 Credit Agreement and the 2025 Credit Agreement, the Buyers, as holders of the 2026 Notes, and YA II PN, as holder of the Convertible Debentures. No fees or other consideration were paid in connection with the waivers which were necessary based on the restated financial statements described in Note 1A Restatement of previously issued consolidated financial statements.
As a result, this Form 10-Q/A includes unaudited restated condensed consolidated financial statements as of and for the three months ended March 31, 2026. See Note 1A, “Restatement of Previously Issued Consolidated Financial Statements,” in the unaudited condensed consolidated financial statements for additional information, including descriptions of the adjustments and their impact on our unaudited condensed consolidated financial statements.
Internal Control Considerations
As a result of this restatement, the Company’s management re-evaluated the effectiveness of the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, as described in Part II, Item 9A of the Form 10-K/A. The material weakness described in Part II, Item 9A of the 2025 Form 10-K/A was not remediated as of March 31, 2026. As a result, management also re-evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that they were not effective as of March 31, 2026. For additional information regarding the material weakness and management’s evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting, refer to Part I, Item 4, “Controls and Procedures”.

GoPro, Inc.

Special note regarding forward-looking statements

This Amendment No. 1 on Form 10-Q/A of GoPro, Inc. (“GoPro,” “we,” “us,” “our” or the “Company”), including the portions of the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026, originally filed with the Securities and Exchange Commission on May 11, 2026, that are amended and restated by this Form 10-Q/A includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q/A are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K/A for the year ended December 31, 2025 and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q/A for the three months ended March 31, 2026. Forward-looking statements include, but are not limited to, statements regarding our ability to achieve or sustain revenue growth or profitability; substantial doubt about our ability to continue as a going concern; our plans to improve product offerings, including potential expansion into defense and aerospace markets; projections of results of operations, research and development plans, and marketing plans; plans to manage our operating expenses effectively; dilution of our common stock; our ability to maintain compliance with Nasdaq listing requirements; plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; our ability to achieve profitability if there are delays in our product launches, increases in component costs, or shortages of key components, including due to our ability to retain or identify alternative suppliers in a timely fashion; the impact of negative macroeconomic factors including fluctuating interest rates, inflation, currency exchange rates, market volatility, and economic downturn or uncertainty that may adversely affect consumer discretionary spending; changes to trade agreements, trade policies, increased tariffs, and import/export regulations; the ability to grow camera sales to drive meaningful volume, revenue, and subscriber base; our ability to acquire and retain subscribers, and the risk that subscriber count may continue to decline; our reliance on third-party suppliers, including sole-source suppliers and contract manufacturers, including unprecedented increases and volatility in memory component costs; the effects of global conflicts and geopolitical issues such as the conflicts in the Middle East, Ukraine, or China-Taiwan relations on our business; the impact of competition on our market share, revenue, and profitability; our substantial indebtedness, including under our Credit Facilities, Convertible Debentures and 2026 Notes, and our ability to comply with financial covenants and the risk of cross-default; the risk that our evaluation of strategic alternatives may not result in a transaction or other outcome that enhances stockholder value; our ability to attract, engage, and retain qualified personnel; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the threat of a security breach or other disruption, including cyber-attacks; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q/A. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q/A as a result of new information, future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	March 31, 2026	December 31, 2025
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$40,723	$49,674
Accounts receivable, net	61,858	93,513
Inventory	72,205	78,431
Prepaid expenses and other current assets	32,508	30,951
Total current assets	207,294	252,569
Property and equipment, net	7,772	5,903
Operating lease right-of-use assets	10,580	11,138
Goodwill	133,751	133,751
Other long-term assets	21,958	24,622
Total assets	$381,355	$427,983

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,366	$97,012
Accrued expenses and other current liabilities	99,454	95,856
Short-term operating lease liabilities	10,319	12,069
Deferred revenue	53,077	52,636
Short-term debt	94,322	19,598
Total current liabilities	348,538	277,171
Long-term taxes payable	14,146	13,544
Long-term debt	—	36,644
Long-term operating lease liabilities	6,397	7,329
Other long-term liabilities	8,792	15,903
Total liabilities	377,873	350,591

Commitments, contingencies and guarantees (Note 10)

Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 137,904 and 136,056 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	1,047,276	1,044,875
Treasury stock, at cost, 26,608 and 26,608 shares, respectively	(193,231)	(193,231)
Accumulated deficit	(850,563)	(774,252)
Total stockholders’ equity	3,482	77,392
Total liabilities and stockholders’ equity	$381,355	$427,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
	(As Restated)
Revenue
Hardware	$72,150	$107,419
Subscription and services	26,915	26,889
Total revenue	99,065	134,308
Cost of revenue
Hardware	85,689	83,596
Subscription and services	9,070	7,563
Total cost of revenue	94,759	91,159
Gross profit	4,306	43,149
Operating expenses:
Research and development	28,435	29,557
Sales and marketing	23,218	23,258
General and administrative	9,898	16,942
Goodwill impairment	—	18,600
Total operating expenses	61,551	88,357
Operating loss	(57,245)	(45,208)
Other income (expense):
Interest expense	(3,738)	(797)
Other income (expense), net	(13,483)	948
Total other income (expense), net	(17,221)	151
Loss before income taxes	(74,466)	(45,057)
Income tax expense	1,845	1,652
Net loss	$(76,311)	$(46,709)

Basic and diluted net loss per share	$(0.47)	$(0.30)

Shares used to compute basic and diluted net loss per share	163,208	156,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
	(As Restated)
Operating activities:
Net loss	$(76,311)	$(46,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,794	1,718
Non-cash operating lease cost	1,360	1,378
Stock-based compensation	2,998	5,370
Goodwill impairment	—	18,600
Deferred income taxes, net	573	103
Non-cash interest expense	1,567	—
Loss on extinguishment of debt	15,950	—
Derivative expense	456	—
Changes in fair value of derivative liability	5,401	—
Other	(3,685)	106
Changes in operating assets and liabilities:
Accounts receivable, net	31,515	9,309
Inventory	6,226	24,434
Prepaid expenses and other current assets	(236)	(5,068)
Accounts payable and other liabilities	(24,294)	(64,643)
Deferred revenue	68	(1,784)
Net cash used in operating activities	(36,618)	(57,186)

Investing activities:
Purchases of property and equipment, net	(1,043)	(1,305)
Net cash used in investing activities	(1,043)	(1,305)

Financing activities:
Proceeds from issuance of common stock	303	374
Taxes paid related to net share settlement of equity awards	(429)	(503)
Proceeds from borrowings	30,250	25,000
Repayments of borrowings	(375)	—
Payment of debt issuance costs	(941)	—
Net cash provided by financing activities	28,808	24,871

Effect of exchange rate changes on cash and cash equivalents	(98)	443
Net change in cash and cash equivalents	(8,951)	(33,177)
Cash and cash equivalents at beginning of period	49,674	102,811
Cash and cash equivalents at end of period	$40,723	$69,634

	Three months ended March 31,
(in thousands)	2026	2025
	(As Restated)
Non-cash investing and financing activities:
Non-cash consideration related to debt extinguishment	$8,731	$—
Debt extinguished in non-cash refinancing	$37,665	$—
Debt issued in non-cash refinancing	$44,884	$—
Debt discount related to derivative liability	$12,054	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2024	155,455	$1,026,527	$(193,231)	$(681,607)	$151,689
Common stock issued under employee benefit plans, net of shares withheld for tax	2,095	360	—	—	360
Taxes paid related to net share settlements	—	(503)	—	—	(503)
Stock-based compensation expense	—	5,143	—	—	5,143
Net loss	—	—	—	(46,709)	(46,709)
Balances at March 31, 2025	157,550	$1,031,527	$(193,231)	$(728,316)	$109,980

Balances at December 31, 2025	162,315	$1,044,875	$(193,231)	$(774,252)	$77,392
Common stock issued under employee benefit plans, net of shares withheld for tax	1,848	303	—	—	303
Taxes paid related to net share settlements	—	(429)	—	—	(429)
Stock-based compensation expense (Note 6)	—	2,527	—	—	2,527
Net loss (As Restated)	—	—	—	(76,311)	(76,311)
Balances at March 31, 2026 (As Restated)	164,163	$1,047,276	$(193,231)	$(850,563)	$3,482
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
The condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, that management believes are necessary for the fair statement of the Company's financial statements, but are not necessarily indicative of the results expected in future periods. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the restated audited consolidated financial statements at that date included in the Company’s Amendment No. 1 of the Annual Report on Form 10-K/A filed on October 19, 2026 but does not include all the disclosures required by GAAP. This amended Quarterly Report on Form 10-Q/A should be read in conjunction with the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 2025. There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 2025, except for the policy and estimates used to account for the Company’s derivative financial instruments associated with the Convertible Debentures entered into in 2026 and as updated in Note 1A. Restatement of previously issued consolidated financial statements.
The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2026 have been restated to correct the errors described in Note 1A. Restatement of previously issued consolidated financial statements.
Principles of consolidation. These condensed consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include those related to revenue recognition and the allocation of the transaction price (including sales incentives, sales returns and implied post contract support), inventory valuation, product warranty liabilities, the valuation, impairment and useful lives of long-lived assets (property and equipment, operating lease right-of-use assets, intangible assets and goodwill), the valuation of derivative liabilities, warrant liability valuation and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations could be affected.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
During the three months ended March 31, 2026, the Company’s performance continued to be adversely impacted by an increasingly global competitive landscape, consumer-related macroeconomic issues resulting in a softer global consumer market, rising memory costs and supply constraints. During the three months ended March 31, 2026 and 2025, total revenue was $99.1 million and $134.3 million, respectively, representing a 26.2% decline year-over-year. As a result, the Company incurred operating losses of $57.2 million and operating cash outflows of $36.6 million during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $40.7 million and $49.7 million, respectively, an aggregate principal debt balance outstanding of $99.9 million and $69.3 million, respectively, and an accumulated deficit of $850.6 million and $774.3 million, respectively. Additionally, the Company was not in compliance with the financial covenants under its 2025 Credit Agreement as discussed in Note 4. Financing Arrangements. The Company subsequently received waivers from the lender of the 2025 Credit Agreement on May 8, 2026 and October 16, 2026. Future non-compliance with financial covenants may limit the Company’s access to existing credit facilities or result in an acceleration of debt obligations, which would further adversely impact liquidity. Additionally, on July 9, 2026, the Company entered into a second supplemental fee letter (the Fee Letter), which requires repayment of the 2021 Credit Agreement on or before January 5, 2027, as further discussed in Note 4 Financing arrangements. On July 9, 2026, the Company issued the 2026 Notes for $20.0 million, which are due in July 2028, as discussed in Note 13 Subsequent events. Additionally, the Company issued an additional Convertible Debenture of $20.0 million in September 2026, which is due in July 2028 under the Securities Purchase Agreement, as discussed in Note 4 Financing arrangements.
As of March 31, 2026, and through the issuance date of these financial statements, the Company’s forecast has been significantly impacted by events which were not known or reasonably knowable as of the original issuance date of the annual financial statements including: (1) Amendment No. 4 of the 2021 Credit Agreement requiring the outstanding balance as of the amendment date (which was $25.5 million as of March 31, 2026) to be paid in full within 180 days from July 9, 2026; (2) changes in the Company’s arrangement with a contract manufacturer which will require the Company to purchase inventory directly from suppliers prior to product manufacturing which will impact ongoing working capital requirements; (3) continued increases and volatility in memory costs, including an initial unexpected price increases ranging from 80% to 115% in the last week of March 2026; (4) communication from the Company’s memory suppliers in April 2026 regarding planned reductions in the production of the memory used in its products causing a reduction in forecasted sales volumes of certain products which also impacted the Company’s expected utilization of materials subject to a non-cancelable non-refundable purchase commitment of $39.6 million; and (5) softness in the sales channel. As a result, the Company expects to continue to incur operating losses and negative operating cash flows, further reducing liquidity and increasing reliance on external sources of capital. For the periods ended December 31, 2025 and March 31, 2026, the Company was not in compliance with certain covenants under the 2021 Credit Agreement and the 2025 Credit Agreement, which were subsequently cured or waived. The Company continues to expect that it will not be able to comply with the future minimum financial covenants in its 2021 Credit Agreement and 2025 Credit Agreement, including, but not limited to minimum liquidity, minimum EBITDA, minimum asset coverage ratio and other covenants at the next measurement date. As a result, beginning with the period ended March 31, 2026, the Company classified as current all obligations under the 2021 Credit Agreement, 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. Further, pursuant to Amendment No. 4 of the 2021 Credit Agreement dated July 9, 2026, requires the outstanding balance as of the amendment date (which was $25.5 million as of March 31, 2026) to be paid in full within 180 days of July 9, 2026. Based on current projections, which incorporate net proceeds received for the 2026 Notes and the Convertible Debenture, the Company does not expect to have sufficient liquidity to meet its obligations under Note 4 Financing arrangements. These conditions, considered in

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.
In response to these conditions, the Company, upon receipt of approval from its Board of Directors, engaged outside advisors to evaluate strategic alternatives including a potential sale or merger of the business and has engaged outside advisors to explore opportunities within the defense and aerospace sector to leverage the Company’s existing technology in new markets and product categories. The Company is also evaluating opportunities to sell certain non-critical assets and to secure additional financing through debt or equity securities. The Company is actively evaluating potential remediation options for the expectation that it will continue to be unable to comply with its financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement within the next twelve months, including seeking additional waivers or amendments from its lenders. The Company is also evaluating refinancing and other options to repay the 2021 Credit Agreement under Amendment No. 4 within 180 days. The Company continues to focus on optimizing the revenue mix and pricing strategies, and reducing operating expenses through disciplined cost management. The Company announced a restructuring plan in April 2026 to reduce its global workforce by approximately 23% compared to its headcount ending Q1 2026, as discussed in Note 13. Subsequent events. The Company began implementing the restructuring plan in the second quarter of 2026, however, is currently unable in good faith to estimate the amount, or range of amounts, expected to be incurred in connection with the remainder of the restructuring plan or to estimate the timing of future cash expenditures.
The Company has evaluated whether the plans described above and actions to date are sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern. Under this evaluation, the Company assessed whether it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the conditions and events that raise substantial doubt. The Company has determined that, while the plans described above are intended to improve the Company’s liquidity and operating results, certain elements of these plans have not been fully implemented and are dependent upon factors outside the Company’s control, including, but not limited to, successfully obtaining waivers related to expected covenant violations or amending the terms of the existing financing arrangements, identifying and securing additional financing and the successful execution of new market initiatives, and therefore cannot be deemed probable. The Company also considered the Merger Agreement described in Note 13, Subsequent events. Consummation of the Merger is subject to conditions, including approval of the Merger by the Company’s stockholders and other customary closing conditions, many of which are outside the Company’s control. The Merger may not be completed before the End Date of December 31, 2026, or at all. Accordingly, the Company concluded that the Merger is not a plan that is probable of being effectively implemented within one year after the issuance date and did not consider it in assessing whether substantial doubt has been alleviated. If the Merger is not completed, the Company would continue to face the liquidity constraints, anticipated covenant non-compliance and debt obligations described above, and the restrictions in the Merger Agreement could limit our alternatives. As a result, substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued has not been alleviated. There can be no assurance that the Company will be able to generate the level of operating revenue or reduce operating expenses to levels to achieve profitability and generate cash, obtain waivers or amendments from the lenders related to financial covenants, source additional financing or ensure the availability of strategic alternatives on acceptable terms, if at all. Without obtaining additional sources of financing or consummating a strategic transaction, the Company’s ability to continue as a going concern would be materially and adversely impacted, and the Company may be required to significantly reduce, restructure, cease operations, or seek protection under the Federal bankruptcy laws although no specific plans to file for bankruptcy protection have been initiated. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.
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
In the first quarter of 2026, the Company identified goodwill impairment triggering events, including: (i) the conclusion of substantial doubt regarding the Company’s ability to continue as a going concern, which represents a negative qualitative indicator; and (ii) a significant decline in revenue and gross margin compared to the prior year period. As a result, the Company performed an interim qualitative goodwill impairment assessment as of March 31, 2026. The Company evaluated each triggering event and concluded that, while they represent negative qualitative factors, the quantitative evidence did not indicate that these events would more likely than not reduce

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
the reporting unit’s fair value below its carrying amount. Specifically, as of March 31, 2026, the Company’s market capitalization of $126.4 million exceeded the carrying value of its single reporting unit of $3.5 million by approximately 97%, before any acquisition control premium, representing the synergies a market participant would obtain when obtaining control of the business. Based on this assessment, the Company concluded it is not more likely than not that the fair value of its single reporting unit is less than its carrying value, and no goodwill impairment charge was recorded in the first quarter of 2026.
The estimated fair value of the Company’s single reporting unit is affected by volatility in the Company’s stock price. As a sensitivity, even a 50% decline in the Company’s March 31, 2026 stock price would result in the Company’s market capitalization exceeding the carrying value of its single reporting unit by 94%, before any acquisition control premium. If the Company's market capitalization declines, or if future performance falls below the Company’s current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on the Company’s business, financial condition, and results of operations in the reporting period in which a charge would be necessary. The Company will continue to monitor developments, including updates to the Company’s forecasts and market capitalization, and will update the Company’s assessment and related estimates as needed in the future.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Derivative financial instruments. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815 Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then marked-to-market at each reporting date, with changes in fair value recorded in other income (expense), net, in the condensed consolidated statements of operations. The Company determined that the conversion feature of the Convertible Debentures created a derivative liability that required bifurcation from the host debt instrument as discussed in Note 4 Financing arrangements. The fair value of the embedded conversion derivative used a with-and-without valuation approach, under which the Company used a lattice model to value the Convertible Debentures, with a Monte Carlo simulation used to estimate the expected conversion price discount.
Additionally, the IEEPA Claim in the IEEPA Agreement created a derivative liability as discussed in Note 4 Financing arrangements. The fair value of the IEEPA Claim was determined based on observable transaction prices for identical IEEPA refund rights.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Warrants. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants' specific terms and the applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity. The warrants issued to the Lender in connection with the 2025 Credit Agreement are classified as liabilities because they contain a provision that may require the Company to repurchase shares issued upon exercise. The warrant liability is included in other long-term liabilities and was $6.5 million as of March 31, 2026.
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
The Company estimates the fair value of the warrants using a Black-Scholes option pricing model, which requires the use of significant judgment and includes unobservable Level 3 inputs. Significant assumptions include the expected term, which is based on the remaining contractual term of the warrants, and expected volatility, which is based on a weighted blend of the historical and implied volatility of our Class A common stock. As of March 31, 2026, the Company used an expected term of 9.34 years and expected volatility of 68%. Changes in these assumptions, or in the market price of our Class A common stock, could significantly affect the fair value of the warrants and the Company’s results of operations.
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

1A. Restatement of previously issued consolidated financial statements
As described in Amendment No. 1 on Form 10-K/A filed with the SEC on October 19, 2026 certain items in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, initially filed with the Securities and Exchange Commission (the "SEC") on March 12, 2026 (the "Original Form 10-K"), and subsequently updated in the Current Report on Form 8-K filed with the SEC on June 1, 2026 were restated due to errors in accounting for certain warrants issued in connection with the 2025 Credit Agreement. The Company also identified errors in the measurement of the embedded conversion derivative liability associated with the Convertible Debentures issued in February 2026. These errors are non-cash in nature and resulted in a material misstatement within the condensed consolidated financial statements as of and for the quarter ended March 31, 2026.
A description of the errors and their impacts on the previously issued financial statements is included below.
Warrants issued in connection with the 2025 Credit Agreement
The Company identified errors related to (i) the initial measurement of the liability-classified warrants issued to Mateo Financing, LLC (the “Warrants”) on August 4, 2025 which in turn affected the loss on debt extinguishment recognized in the three months ended March 31, 2026, (ii) the recognition of changes in fair value of the warrant liability at each subsequent reporting date, and (iii) debt discount amortization resulting from the initial measurement errors. The Company determined that incorrect valuation inputs and methodology were used in the initial and subsequent measurement of the Warrants. These included an expected term shorter than the remaining contractual term through August 1, 2035, and incorrectly included an illiquidity adjustment. These errors resulted in the following misstatements.
•Impact as of December 31, 2025. As of December 31, 2025, the warrant liability, recorded within other long-term liabilities, was understated by $6.8 million. Short-term debt was overstated by $7.6 million because the unamortized warrant-related debt discount was understated. These amounts have been corrected through the opening balances as of January 1, 2026, including the opening accumulated deficit presented in the condensed consolidated statement of stockholders’ equity (deficit).
•Debt extinguishment. In February 2026, the Company amended the 2025 Credit Agreement, and the amendment was accounted for as a debt extinguishment (see Note 4 Financing arrangements). Because the unamortized warrant-related debt discount was understated, the loss on extinguishment of debt,

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
recorded within other income (expense), net, was understated by $7.0 million for the three months ended March 31, 2026. The write-off of the remaining unamortized discount eliminated the warrant-related misstatement of short-term debt as of March 31, 2026.
•Subsequent measurement. The warrant liability is measured at fair value at each reporting date, with changes in fair value recognized in other income (expense), net (See Note 1 Summary of business and significant accounting policies and Note 2 Fair value measurements). Because the same incorrect valuation assumptions were used at each remeasurement date, the change in fair value was misstated in each period. As of and for the three months ended March 31, 2026, the warrant liability, recorded within other long-term liabilities, was overstated, and other income (expense), net was understated by $3.8 million.
•Debt discount amortization. Because the debt discount was understated, interest expense was understated by $0.6 million for the three months ended March 31, 2026.
Embedded derivative liability associated with Convertible Debentures
The Company identified an error in the accounting for the securities purchase agreement (Securities Purchase Agreement) it entered into in February 27, 2026 with YA II PN, Ltd (YA II PN), a fund of Yorkville Advisors Global, LP, in connection with the issuance and sale by the Company of convertible debentures (the Convertible Debentures) issuable in an aggregate principal amount of up to $50.0 million. In accounting for the bifurcation of the embedded conversion derivative from the Convertible Debentures, the Company used the fair value of the Convertible Debenture as the fair value of the embedded conversion derivative, rather than determining the fair value of the embedded conversion derivative using a with-and-without valuation approach and recognizing the combined instrument as short-term debt. As a result, the amounts initially allocated to the embedded conversion derivative and debt host at issuance, and the related debt discount and subsequent interest expense, were incorrectly recorded. This error resulted in the following misstatements:
•Initial measurement. As of and for the three months ended March 31, 2026, the initial measurement error caused accrued expenses and other current liabilities to be overstated by $30.9 million, short-term debt to be understated by $23.8 million, and other income (expense), net to be understated by $7.1 million.
•Subsequent measurement. The embedded conversion derivative liability is measured at fair value at each reporting date, with changes in fair value recorded in other income (expense), net. (see Note 2, Fair value measurements). Because the initial measurement was incorrect, the subsequent change in fair value was also misstated. For the three months ended and as of March 31, 2026, other income (expense), net was understated by $0.3 million, short-term debt was overstated by $0.4 million, and accrued expenses and other current liabilities were understated by $0.2 million.
•Debt discount amortization. Because of the initial measurement error, interest expense and short-term debt were overstated by $1.0 million for the three months ended and as of March 31, 2026.
The table below sets forth the consolidated balance sheet information, including the balances originally reported and the restated balances as of March 31, 2026.

	March 31, 2026
(in thousands)	As Previously Reported	Adjustment	As Restated
Accrued expenses and other current liabilities	$130,146	$(30,692)	$99,454
Short-term debt	71,954	22,368	94,322
Total current liabilities	356,862	(8,324)	348,538
Other long-term liabilities	5,819	2,973	8,792
Total liabilities	383,224	(5,351)	377,873

Accumulated deficit	(855,914)	5,351	(850,563)
Total stockholders’ equity	(1,869)	5,351	3,482

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Note: The Company’s condensed consolidated statements of stockholders’ equity (deficit) were also affected by the revised accumulated deficit amounts for the period presented above.

The table below sets forth the consolidated statement of operations information, including the amounts originally reported and the restated amounts for the three months ended March 31, 2026:

	Three months ended March 31, 2026
(in thousands, except per share data)	As Previously Reported	Adjustment	As Restated
Interest expense	$(4,118)	$380	$(3,738)
Other income (expense), net	(17,612)	4,129	(13,483)
Total other income (expense), net	(21,730)	4,509	(17,221)
Loss before income taxes	(78,975)	4,509	(74,466)
Net loss	(80,820)	4,509	(76,311)

Basic and diluted net loss per share	$(0.50)	$0.03	$(0.47)

Shares used to compute basic and diluted net loss per share	163,208	—	163,208
The restatement adjustments did not change the fact that the comprehensive income (loss) approximated net income (loss).

The table below sets forth the consolidated statement of cash flows information, including the amounts originally reported and the restated amounts for the three months ended March 31, 2026:

	Three months ended March 31, 2026
(in thousands)	As Previously Reported	Adjustment	As Restated
Net loss	$(80,820)	$4,509	$(76,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	—	1,567	1,567
Loss on extinguishment of debt	8,870	7,080	15,950
Derivative expense	7,552	(7,096)	456
Change in fair value of derivative liabilities	5,652	(251)	5,401
Other	2,124	(5,809)	(3,685)
Net cash used in operating activities*	(36,618)	—	(36,618)
*Net cash used in operating activities is unchanged by these non-cash corrections.
The impacts of the restatements have been reflected throughout these condensed consolidated financial statements, including the applicable Notes to the condensed consolidated financial statements.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
2. Fair value measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	March 31, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(As Restated)
Cash equivalents (1):
Money market funds	$15,502	$—	$—	$15,502	$40,120	$—	$—	$40,120
Total cash equivalents	$15,502	$—	$—	$15,502	$40,120	$—	$—	$40,120
Liabilities
Derivative liabilities	$—	$14,552	$11,635	$26,187	$—	$—	$—	$—
Warrant liability	—	—	6,478	6,478	—	—	13,090	13,090
Total liabilities	$—	$14,552	$18,113	$32,665	$—	$—	$13,090	$13,090
(1)    Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets. Cash balances were $25.2 million and $9.6 million as of March 31, 2026 and December 31, 2025, respectively.
The Company corrected errors in the valuation of the warrant liability, and in the valuation of the derivative liability associated with the Convertible Debentures conversion feature. See Note 1A. Restatement of previously issued consolidated financial statements, for the nature and quantitative effects of these corrections.
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
The fair value of the warrants was estimated with the following assumptions:

March 31, 2026
Volatility	68%
Risk-free interest rate	4.3%
Dividend yield	—%
Expected term (years)	9.34
The expected term was corrected from a term of 1.81 years to the remaining contractual term of the warrants through August 1, 2035, which was approximately 9.34 years at March 31, 2026. Expected volatility is based on a blend of historical volatility (90% weighting) and implied volatility (10% weighting). The risk-free interest rate is based on a term-matched U.S. Treasury yield at the valuation date. The dividend yield is zero. As part of the restatement, the Company removed the incorrectly applied illiquidity adjustment to the warrants valuation.
The conversion feature associated with the Convertible Debentures met the criteria for a derivative liability under ASC 815 which required bifurcation. The Company used a lattice model to value the Convertible Debentures, with a Monte Carlo simulation used to estimate the expected conversion price discount and classified the derivative liability as a Level 3 financial instrument. The derivative liability was measured at fair value upon issuance and subsequently remeasured at fair value on a recurring basis. Changes in the fair value of the derivative liability were recorded in other income (expense), net, in the condensed consolidated statements of operations. The fair value of the derivative liability associated with the Convertible Debentures was estimated with the following assumptions:

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

March 31, 2026
Volatility	105%
Risk-free/credit spread interest rate	20.3%
Dividend yield	—%
Conversion price discount	92%
Changes in the fair value of the Level 3 warrant liability and derivative liability related to the conversion feature of the Convertible Debentures during the three months ended March 31, 2026 were as follows:

(in thousands)	Warrant Liability	Derivative Liability associated with the Convertible Debentures
	(As Restated)
Balance as of December 31, 2025	$13,090	$—
Issuance of warrants or derivative liability	—	12,054
Change in fair value	(6,612)	(419)
Balance as of March 31, 2026	$6,478	$11,635
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Amortization expense was $0.5 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2026 (remaining 9 months)	$1,406
2027	1,875
2028	313
2029	—
2030	—
$3,594
Goodwill
Changes to the carrying amount of goodwill during the three months ended March 31, 2026 were as follows:

(in thousands)	Carrying Amount
Carrying amount as of December 31, 2025	$133,751
Goodwill impairment	—
Carrying amount as of March 31, 2026	$133,751
Accrued expenses and other current liabilities

(in thousands)	March 31, 2026	December 31, 2025
	(As Restated)
Derivative Liabilities	$26,187	$—
Purchase order commitments	25,819	1,343
Accrued sales incentives	19,050	38,259
Accrued liabilities	6,602	30,274
Employee related liabilities	7,267	8,255
Warranty liabilities	3,827	4,315
Inventory received	3,037	3,423
Customer deposits	2,640	1,216
Return liability	1,927	3,293
Other	3,098	5,478
Accrued expenses and other current liabilities	$99,454	$95,856
Product warranty

	Three months ended March 31,
(in thousands)	2026	2025
Beginning balance	$4,593	$6,207
Charged to cost of revenue	2,540	2,615
Settlement of warranty claims	(3,146)	(2,907)
Warranty liability	$3,987	$5,915

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2026 and December 31, 2025, $3.8 million and $4.3 million, respectively, of the warranty liability was recorded as a component of accrued expenses and other current liabilities, and $0.2 million and $0.3 million, respectively, was recorded as a component of other long-term liabilities.

4. Financing arrangements
2021 Credit Agreement
In January 2021, the Company entered into a credit agreement which provides for a revolving credit facility (2021 Credit Facility) and the Company amended the credit agreement in March 2023, August 2025 and February 2026. Additionally, on July 9, 2026, the Company entered into a Waiver and Amendment No. 4 to the credit agreement (as amended, collectively, the 2021 Credit Agreement). Under the 2021 Credit Agreement, the Company may borrow up to an aggregate amount of $35.0 million (subject to an asset coverage ratio requirement of 1.5x), which with the February 2026 amendment, the testing of the asset coverage ratio changed from quarterly to monthly, until the Borrowing Base Conversion Date, which was June 30, 2026 (the date on which the lender implemented a borrowing base following the completion of an appraisal, field exam and other collateral diligence measures). The asset coverage ratio is defined as the ratio of (i) the sum of (a) the Company’s cash and cash equivalents in the United States plus specified percentages of other qualified debt investments (Qualified Cash) plus (b) specified percentages of the net book values of the Company’s accounts receivable and certain inventory to (ii) $50.0 million. After the Borrowing Base Conversion Date, which was June 30, 2026, the amount that may be borrowed under the 2021 Credit Agreement is based on a customary borrowing base calculation, and up to $50.0 million with zero currently available. In February 2026, Amendment No. 3 under the 2021 Credit Agreement extended the maturity of the 2021 Credit Agreement to June 2027, changed the interest rate at which borrowed funds accrue interest, and changed the liquidity minimums, all of which are further discussed below. Amendment No. 3 under the 2021 Credit Agreement was accounted for as a debt modification, resulting in no gain or loss as there was no unamortized debt discount at the time of the modification. Amendment No. 4 under the 2021 Credit Agreement revised certain provisions of the 2021 Credit Agreement to permit the transactions contemplated by the Woodman Purchase Agreement discussed in Note 13 Subsequent events, further increased the interest rate at which borrowed funds accrue interest after June 30, 2026 through maturity, and granted certain waivers as discussed below. In connection with the Waiver and Amendment No. 4 under the 2021 Credit Agreement, on July 9, 2026, the Company and the lender under the 2021 Credit Agreement entered into the Fee Letter, which provides for the payment of certain fees to the lender, including a $5.0 million restructuring fee payable upon the occurrence of certain bankruptcy events of default, which restructuring fee may be reduced to zero upon a successful refinancing of the amounts outstanding under the 2021 Credit Facility as a result of a bankruptcy or insolvency proceeding under certain conditions; and a success fee in the amount of $1.0 million 181 days after July 9, 2026, which success fee may be reduced if the amounts outstanding under the 2021 Credit Facility are refinanced or repaid prior to such date. The Fee Letter also provides for the repayments of amounts outstanding under the 2021 Credit Agreement in weekly installments of $250,000 commencing on October 12, 2026, with such amount increasing to $1.0 million from and after November 9, 2026, until January 4, 2027. The Fee Letter also provides that the Company shall, within 180 days after July 9, 2026, consummate a refinancing, sale or other transaction that causes all amounts outstanding under the 2021 Credit Agreement to be paid in full. As of the issuance of these financial statements, management has not yet completed its evaluation of the financial statement impact of Amendment No. 4 and is unable to reasonably estimate the financial statement effect.
Borrowed funds accrue interest as of Amendment No.3, at the Company’s option, at a rate equal to either (i) a per annum rate equal to the base rate plus a margin of 3.50% or (ii) a per annum rate equal to the Secured Overnight Financing Rate (SOFR) plus a 10 basis point premium and a margin of 4.50%. The Company is required to pay a commitment fee on the unused portion of the 2021 Credit Facility of 0.25% per annum. Amounts owed under the 2021 Credit Agreement are guaranteed by certain of the Company’s United States subsidiaries and secured by a first-priority security interest in substantially all of the assets of the Company and certain of its subsidiaries (including intellectual property registrations and applications, which is subject to an intercreditor agreement).
The 2021 Credit Agreement contains customary representations, warranties, affirmative and negative covenants, and events of default. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases, and other matters, all subject to certain exceptions. In addition,

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Notwithstanding the waiver received on May 8, 2026, the Company concluded that substantial doubt existed about its ability to continue as a going concern, as further described in Note 1 Summary of business and significant accounting policies. Based on the Company’s current financial forecasts, the Company expects that it will not be able to repay its 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with its financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement as of the next measurement date. The Company is actively evaluating potential remediation options, including seeking waivers or amendments from its lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, as of March 31, 2026, ASC 470-10-45 Debt required the Company to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. The outstanding balance under the 2021 Credit Agreement continues to be classified as short-term debt in the condensed consolidated balance sheet as of March 31, 2026.
2025 Credit Agreement
On August 4, 2025, the Company entered into a credit agreement with Farallon Capital Management, L.L.C., as administrative agent and collateral agent (the Agent), and Mateo Financing, LLC (the Lender) and the Company amended the credit agreement on November 5, 2025 and February 27, 2026. Additionally, on July 9, 2026, the Company entered into a Waiver and Amendment No. 3 to the credit agreement (as amended, collectively, the 2025 Credit Agreement). The 2025 Credit Agreement provides for a second lien credit facility up to $50.0 million (the 2025 Term Loan). The 2025 Credit Agreement will mature, and any outstanding borrowings become due and payable on January 22, 2028. The November 2025 amendment revised the (i) Q1 2026, Q2 2026 and Q3 2026 EBITDA minimums, including a tariff-based adjustment, (ii) removed the liquidity minimum step-down clause, and (iii) decreased the exercise price of the warrants to $0.75, all of which are discussed below. In February 2026, Amendment No. 2 under the 2025 Credit Agreement revised the (i) minimum liquidity for the remaining term of the 2025 Credit Agreement, (ii) removed the EBITDA minimums for the fiscal quarter ending December 31, 2025 and for the period of four consecutive fiscal quarters ending March 31, 2026, (iii) revised the EBITDA minimum for the

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
remainder of the 2025 Credit Agreement, and (iv) revised the minimum asset coverage ratio for periods on or prior to March 31, 2026, all of which are disclosed below. Amendment No. 2 was accounted for as a debt extinguishment, resulting in a loss on extinguishment of debt of $15.9 million, which was recorded in other income (expense), net, in the condensed consolidated statements of operations for the three months ended March 31, 2026. The loss includes the write-off of $12.1 million of unamortized debt discount and debt issuance costs, including the unamortized portion of the incremental fair value of the November 2025 warrant repricing. Amendment No. 3 revised certain provisions of the 2025 Credit Agreement to permit the transactions contemplated by the Woodman Purchase Agreement discussed in Note 13 Subsequent events and granted certain waivers as further discussed below.
In connection with the February 27, 2026 amendment to the 2025 Credit Agreement, the Company entered into the IEEPA Agreement with the Lender on February 19, 2026, pursuant to which the Company transferred to the Lender certain of the Company’s rights and claims for potential refunds of tariffs previously paid under IEEPA, representing an aggregate claim amount of approximately $19.4 million (the IEEPA Claim). On the date of transfer, the Company assigned no value to the IEEPA Claim on the condensed consolidated balance sheet due to the significant uncertainty of any potential recovery prior to the U.S. Supreme Court’s ruling in Learning Resources, Inc. v. Trump. As a result of the IEEPA Agreement, the Company will not have rights to any future proceeds from the transferred IEEPA Claim. The Company accounted for the transfer of the IEEPA Claim as a derivative liability and classified the derivative liability as a Level 2 financial instrument as discussed in Note 2 Fair value measurements. Despite the Company assigning no value to the IEEPA Claim on the condensed consolidated balance sheet on the date of transfer, the Company assigned an $8.7 million value to the IEEPA Claim obligation as of February 27, 2026, and recorded the derivative liability within accrued expenses and other current liabilities in the condensed consolidated balance sheets. The IEEPA Claim obligation is remeasured at each reporting period, with changes in value recorded in other income (expense), net, in the condensed consolidated statements of operations. As of March 31, 2026, the IEEPA Claim obligation was remeasured at $14.6 million.
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
The 2025 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including financial covenants. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases and other matters, all subject to certain exceptions. Amendment No. 3 includes the following financial covenant requirements (a) the Company to maintain liquidity (defined as the sum of unrestricted cash, cash equivalents and availability under the 2021 Credit Agreement) of at least (i) $25.0 million during the fiscal quarters ending March 31, 2026 and June 30, 2026, (ii) $30.0 million during the fiscal month ending July 31, 2026, (iii) $35.0 million during the fiscal month ending August 31, 2026 and (iv) $40.0 million during any fiscal month thereafter; (b) the Company not to have EBITDA (as defined in the 2025 Credit Agreement) of (i) less than $5.0 million, subject to adjustment, for the fiscal quarter

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
ending June 30, 2026, (ii) less than zero, subject to adjustment, for the fiscal quarter ending September 30, 2026, (iii) less than zero for the fiscal quarter ending December 31, 2026, (iv) less than $20.0 million for the period of four consecutive fiscal quarters ending March 31, 2027, (v) less than $30.0 million for the period of four consecutive fiscal quarters ending June 30, 2027, (vi) less than $35.0 million for the period of four consecutive fiscal quarters ending September 30, 2027, and (vii) less than $40.0 million for the period of four consecutive fiscal quarters ending December 31, 2027 and thereafter; and (c) the Company not to permit an asset coverage ratio (defined as the ratio of (x) the sum of unrestricted cash, cash equivalents, and certain receivables and inventory, divided by (y) the sum of accounts payable and total debt (as defined in the 2025 Credit Agreement) of less than (i) 1.05:1.00 on or prior to March 31, 2026 or (ii) 1.15:1.00 thereafter. The EBITDA thresholds for fiscal quarters ending June 30, 2026 and September 30, 2026 are subject to potential adjustments in the event of a reduction in tariff amounts in Malaysia or Thailand (or both) to a level that is 10% or lower, as described in further detail in the 2025 Credit Agreement. To the extent there are adjustments to the tariff rates of only one of the countries, the corresponding adjustments will be apportioned accordingly.
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
As of March 31, 2026 and December 31, 2025, the outstanding principal under the 2025 Term Loan was $49.4 million and $49.8 million, respectively, the unamortized debt issuance cost was zero and $1.9 million, respectively, the unamortized debt discount was $4.7 million and $11.3 million, respectively, and the net carrying amount of the liability was $44.7 million and $36.6 million, respectively, which was recorded as short term debt as of March 31, 2026 and long-term debt as of December 31, 2025 within the condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company recorded $1.4 million and zero, respectively, of interest expense, and $1.1 million and zero, respectively, for amortization of the debt discount. For the period ended December 31, 2025, the Company was not in compliance with the asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 and the Company subsequently cured the non-compliance by entering into an amendment on February 27, 2026. The Company also received a waiver on October 16, 2026 related to the non-compliance with certain covenants, including non-compliance due to the restatement of the Company’s Q1 2026 10Q as discussed in Note 1A Restatement of previously issued consolidated financial statements.
As of March 31, 2026, the Company was not in compliance with the minimum asset coverage ratio of 1.05x under the 2025 Credit Agreement. On May 8, 2026, the Company received a waiver from the Lender under the 2025 Credit Agreement waiving the asset coverage ratio non-compliance as of March 31, 2026. No fees or consideration were paid in connection with the waiver.
Notwithstanding the waiver received on May 8, 2026, the Company concluded that substantial doubt exists about its ability to continue as a going concern, as further described in Note 1 Summary of business and significant accounting policies. Based on the Company’s current financial forecasts, the Company does not expect to be able to repay its 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with its financial covenants under the 2021 Credit Agreement and 2025 Credit Agreement as of the next measurement date. The Company is actively evaluating potential remediation options, including seeking waivers or amendments from its lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, as of March 31, 2026, ASC 470-10-45 Debt required the Company to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement, the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. The outstanding balance under the 2025 Credit Agreement is classified as short-term debt in the condensed consolidated balance sheet as of March 31, 2026.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
On August 4, 2025, in connection with the 2025 Credit Agreement, the Company issued an aggregate of 11,076,968 warrants to purchase shares of its common stock at an initial exercise price of $1.25 per share. On November 5, 2025, in connection with Amendment No. 1 to the 2025 Credit Agreement, the original warrants were cancelled and replaced with warrants having an exercise price of $0.75 per share. The warrants were initially valued at $11.3 million using a Black-Scholes option pricing model, with an expected term equal to the remaining contractual term, and the initial fair value was recorded as a debt discount on the 2025 Term Loan. Amendment No. 1 to the 2025 Credit Agreement was accounted for as a debt modification, and the $1.0 million incremental fair value attributable to the exercise price reduction was recorded as additional debt discount and amortized to interest expense through the February 27, 2026 extinguishment. The warrants are marked-to-market with any changes in fair value recorded through earnings in other income (expense), net. The warrants were classified as a Level 3 financial instrument as discussed in Note 2 Fair value measurements. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on August 1, 2035. Exercise of the warrants will dilute the ownership interests of existing stockholders. Any warrants not exercised prior to such time will expire.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
The Company determined that the conversion feature and certain other features of the Convertible Debentures created an embedded conversion derivative liability that required bifurcation from the host debt instrument. At the issuance date, the derivative liability had a fair value of $12.1 million, determined using a with-and-without valuation approach. The total debt discount of $13.3 million, consisting of the $0.75 million original issue discount, a $0.03 million payment to YA II PN, the $12.1 million fair value of the embedded conversion derivative, and $0.5 million of issuance costs allocated to the debt host, resulted in an initial carrying amount of the debt host of $11.7 million. The total debt discount is being amortized to interest expense over the term of the Convertible Debentures using the effective-interest method.
Issuance costs of $0.5 million allocated to the embedded conversion derivative were expensed and recorded in other income (expense), net, in the condensed consolidated statements of operations for the three months ended March 31, 2026. The derivative liability is subsequently remeasured at fair value at each reporting date, with changes in fair value recorded in other income (expense), net. As of March 31, 2026 and December 31, 2025, the fair value of the derivative liability was $11.6 million and zero, respectively.
As of March 31, 2026 and December 31, 2025, the outstanding principal of the Convertible Debentures was $25.0 million and zero, respectively, the unamortized debt discount and debt issuance costs were $12.8 million and zero, respectively, and the net carrying amount was $12.2 million and zero, respectively, which was recorded as short-term debt in the condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, the Company recorded $0.5 million and zero, respectively, of amortization of the debt discount and debt issuance costs.
Based on the Company’s current financial forecast, the Company continues to expect that it will not be able to repay its 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with its financial covenants under the 2021 Credit Agreement and 2025 Credit Agreement as of the next measurement date. The Company is actively evaluating potential remediation options, including seeking waivers or amendments from its lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, as of March 31, 2026, ASC 470-10-45 Debt required the Company to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement, and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. As a result, the outstanding balance under the

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Convertible Debentures is classified as short-term debt in the condensed consolidated balance sheet as of March 31, 2026.

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
The 2024 Plan provides for the granting of incentive and non-qualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs), stock appreciation rights, stock bonus awards (SBAs) and performance awards to qualified employees, non-employee directors and consultants. Options granted under the 2024 Plan generally expire within ten years from the date of grant and generally vest over one to four years. RSUs granted under the 2024 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2024 Plan generally vest over three years based upon continued service and the Company achieving certain financial and operating targets and are settled at vesting in shares of the Company’s Class A common stock. SBAs granted under the 2024 Plan are generally granted and vested on the same day based on continued service and employees achieving certain performance goals and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur. The 2024 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. For additional information regarding the Company’s equity incentive plans, refer to the Annual Report on Form 10-K/A.

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
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
granted and ESPP issuances is estimated using the Black-Scholes option pricing model. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. The fair value of SBAs is determined using the expected fixed dollar amount that will be settled by issuing shares of the Company’s Class A common stock on the vesting date. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its Annual Report on Form 10-K/A.
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

7. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
	(As Restated)
Numerator:
Net loss	$(76,311)	$(46,709)

Denominator:
Weighted-average common shares - basic and diluted for Class A and Class B common stock	163,208	156,438

Basic and diluted net loss per share	$(0.47)	$(0.30)

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
The Company recorded an income tax expense of $1.8 million for the three months ended March 31, 2026 on a pre-tax net loss of $74.5 million, as restated. The restatement adjustments described in Note 1A. Restatement of previously issued consolidated financial statements, did not change income tax expense because the Company maintains a full valuation allowance on its United States federal and state net deferred tax assets. The Company’s income tax expense for the three months ended March 31, 2026 primarily resulted from a tax expense of $1.2 million on pre-tax book income in certain tax jurisdictions and discrete items that included $1.3 million of nondeductible equity tax expense for employee stock-based compensation and $0.6 million from the establishment of valuation allowance on foreign deferred tax assets due to the substantial doubt about the

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Company’s ability to continue as a going concern, partially offset by a net decrease in the domestic valuation allowance of $1.2 million.
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
Each quarter, the Company assesses the realizability of its existing deferred tax assets under ASC Topic 740. The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize its deferred tax assets. In the assessment for the period ended March 31, 2026, the Company concluded that it remains more likely than not that the Company will not be able to realize its deferred tax assets. As of March 31, 2026, the total valuation allowance on United States federal and state net deferred tax assets was $344.6 million. The restatement adjustments described in Note 1A. Restatement of previously issued consolidated financial statements, did not change the income tax expense because the Company maintains a full valuation allowance on its United States federal and state net deferred tax assets.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Events Subsequent to Original Issuance of Financial Statements
2026 Notes and 2026 Warrants

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Agreement is terminated in specified circumstances, including a failure to obtain stockholder approval, a change in the Board’s recommendation, or termination by the Company to accept a superior proposal. Payment of the termination fee would further adversely affect the Company’s liquidity.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q/A and our audited consolidated financial statements and the related notes and the discussion under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025 filed with the SEC. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, include forward-looking statements that involve risks and uncertainties as described under the heading Special Note About Forward-Looking Statements in this Quarterly Report on Form 10-Q/A. You should review the disclosures under the heading Risk Factors in Part I, Item 1A. of the Annual Report on Form 10-K/A for the year ended December 31, 2025 in addition to the Risk Factors disclosed in Part II, Item 1A. of this Quarterly Report on Form 10-Q/A for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
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
Restatement of previously issued financial statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our consolidated financial statements, as more fully described in Note 1A. Restatement of previously issued consolidated financial statements to our consolidated financial statements. For further detail regarding the restatement, see Part I, Item 4. Controls and Procedures.
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
We continue to monitor the current evolving macroeconomic landscape. Inflation, fluctuating interest rates, tariffs, component pricing, consumer spending, and recession concerns place increasing pressure on many areas of our business, including hardware and software product pricing and operating expenses. In the past, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. Revenue from the U.S. was 55.8% and 46.8% of revenue for the three months ended March 31, 2026 and 2025, respectively. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
impacted. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2025 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q/A for the three months ended March 31, 2026 for further discussion of the possible impact of evolving macroeconomic conditions on our business.
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

				% Change
(units and dollars in thousands, except per share amounts)	Q1 2026	Q4 2025	Q1 2025		Q1 2026 vs. Q4 2025		Q1 2026 vs. Q1 2025
	(As Restated)	(As Restated)
Total revenue	$99,065	$201,673	$134,308		(51)%		(26)%
Camera units shipped (1)	267	574	385		(53)%		(31)%
Gross margin (2)	4.3%	31.8%	32.1%	(2,750)	bps	(2,780)	bps
Operating expenses	$61,551	$72,428	$88,357		(15)%		(30)%
Net loss	$(76,311)	$(2,096)	$(46,709)		3,541%		63%
Diluted net loss per share	$(0.47)	$(0.01)	$(0.30)		4,600%		57%
Cash provided by (used in) operations	$(36,618)	$15,603	$(57,186)		(335)%		(36)%

Other financial information:
Adjusted EBITDA (3)	$(49,781)	$784	$(15,707)		(6,450)%		217%
Non-GAAP net loss (4)	$(57,574)	$(3,554)	$(19,444)		1,520%		196%
Non-GAAP diluted net loss per share (5)	$(0.35)	$(0.02)	$(0.12)		1,650%		192%
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
First Quarter 2026 financial performance
Revenue for the three months ended March 31, 2026 was $99.1 million, of which, $72.2 million was from hardware sales and $26.9 million was from subscription and services. Hardware revenue decreased 32.8% from the prior year period primarily due to a 30.6% year-over-year decrease in camera units shipped. The decrease in camera units shipped was primarily due to modest price increases due to tariffs, lower promotional activity, an increasingly global competitive landscape, and consumer-related macroeconomic issues. Subscription and services revenue was flat against the prior year period of $26.9 million, primarily due to an increase in the average revenue per user driven by a slight price increase of our Premium subscription in December 2025, partially offset

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
by an 8.4% decrease in subscribers as camera units shipped decreased year-over-year. Retail revenue was $60.9 million for the three months ended March 31, 2026 and represented 61.5% of total revenue, compared to 69.9% of total revenue for the same period in 2025. GoPro.com revenue, which includes subscription and service revenue, was $38.2 million for the three months ended March 31, 2026 and represented 38.5% of total revenue, compared to 30.1% of total revenue in the prior year period. Our overall subscription attach rate from both sales on GoPro.com and from post-camera purchases at retail was 51% for the three months ended March 31, 2026, up from 49% in the prior year quarter. Our aggregate retention rate for annual subscribers was 71% for the three months ended March 31, 2026, compared to 70% for the same period in 2025. Our gross margin percentage for the three months ended March 31, 2026 of 4.3% was negatively impacted primarily by a discrete $24.5 million charge related to certain component purchase commitments. Our gross margin percentage for the three months ended March 31, 2025 was 32.1%. Net loss for the three months ended March 31, 2026 was $76.3 million, compared to a net loss of $46.7 million for the same period in 2025. Adjusted EBITDA for the three months ended March 31, 2026 was negative $49.8 million, compared to negative $15.7 million for the same period in 2025.
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
In the first quarter of 2026, we identified goodwill impairment triggering events, including: (i) the conclusion of substantial doubt regarding our ability to continue as a going concern, which represents a negative qualitative indicator; and (ii) a significant decline in revenue and gross margin compared to the prior year period. As a result, we performed an interim qualitative goodwill impairment assessment as of March 31, 2026. We evaluated each triggering event and concluded that, while they represent negative qualitative factors, the quantitative evidence did not indicate that these events would more likely than not reduce the reporting unit’s fair value below its carrying amount. Specifically, as of March 31, 2026, our market capitalization of $126.4 million exceeded the carrying value of our single reporting unit of $3.5 million by approximately 97%, before any acquisition control premium, representing the synergies a market participant would obtain when obtaining control of the business.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Based on this assessment, we concluded it is not more likely than not that the fair value of our single reporting unit is less than its carrying value, and no goodwill impairment charge was recorded in the first quarter of 2026.
The estimated fair value of our single reporting unit is affected by volatility in our stock price. As a sensitivity, even a 50% decline in our March 31, 2026 stock price would result in our market capitalization exceeding the carrying value of our single reporting unit by 94%, before any acquisition control premium. If our market capitalization declines, or if future performance falls below our current expectations, assumptions, or estimates, including assumptions related to current macroeconomic uncertainties, this may trigger a future material non-cash goodwill impairment charge, which could have a material adverse effect on our business, financial condition, and results of operations in the reporting period in which a charge would be necessary. We will continue to monitor developments, including updates to our forecasts and market capitalization, and will update our assessment and related estimates as needed in the future.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented, and each component as a percentage of total revenue:

	Three months ended March 31,
(dollars in thousands)	2026		2025
	(As Restated)
Revenue
Hardware	$72,150	73%	$107,419	80%
Subscription and services	26,915	27	26,889	20
Total revenue	99,065	100	134,308	100
Cost of revenue
Hardware	85,689	86	83,596	62
Subscription and services	9,070	9	7,563	6
Total cost of revenue	94,759	96	91,159	68
Gross profit	4,306	4	43,149	32
Operating expenses:
Research and development	28,435	29	29,557	22
Sales and marketing	23,218	23	23,258	17
General and administrative	9,898	10	16,942	13
Goodwill impairment	—	—	18,600	14
Total operating expenses	61,551	62	88,357	66
Operating loss	(57,245)	(58)	(45,208)	(34)
Other income (expense):
Interest expense	(3,738)	(4)	(797)	(1)
Other income (expense), net	(13,483)	(13)	948	1
Total other income (expense), net	(17,221)	(17)	151	—
Loss before income taxes	(74,466)	(75)	(45,057)	(34)
Income tax expense	1,845	2	1,652	1
Net loss	$(76,311)	(77)%	$(46,709)	(35)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended March 31,
	2026	2025	% Change
Camera units shipped	267	385	(31)%

Average selling price*	$371	$349	6

Hardware	$72,150	$107,419	(33)%
Percentage of total revenue	72.8%	80.0%
Subscription and services	26,915	26,889	—
Percentage of total revenue	27.2%	20.0%
Total revenue	$99,065	$134,308	(26)%

Retail	$60,882	$93,881	(35)%
Percentage of total revenue	61.5%	69.9%
GoPro.com	$38,183	$40,427	(6)
Percentage of total revenue	38.5%	30.1%
Total revenue	$99,065	$134,308	(26)%

Americas	$67,448	$81,855	(18)%
Percentage of total revenue	68.1%	61.0%
Europe, Middle East and Africa (EMEA)	$20,749	$40,076	(48)
Percentage of total revenue	20.9%	29.8%
Asia and Pacific (APAC)	$10,868	$12,377	(12)
Percentage of total revenue	11.0%	9.2%
Total revenue	$99,065	$134,308	(26)%
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
See Note 12 Restructuring charges, to the Notes to condensed consolidated financial statements.
Other income (expense)

	Three months ended March 31,
(dollars in thousands)	2026	2025	% Change
	(As Restated)
Interest expense	$(3,738)	$(797)	369%
Other income (expense), net	(13,483)	948	(1,522)
Total other income (expense), net	$(17,221)	$151	(11,505)%
Total other income (expense), net was an expense of $17.2 million for the three months ended March 31, 2026 compared to income of $0.2 million in the same period of 2025. The year-over-year change of $17.4 million was primarily due to the impact of our assessment of the 2025 Credit Agreement amendment on February 27, 2026, which resulted in a $15.9 million loss on the extinguishment of debt, and a $5.8 million loss related to changes in value of the claims for the potential refund of IEEPA tariffs transferred to Mateo Financing, LLC as further discussed in Note 4 Financing arrangements, partially offset by a $6.6 million gain on the revaluation of the warrants issued in connection with the 2025 Credit Agreement as discussed in Note 4 Financing arrangements.
Income taxes

	Three months ended March 31,
(dollars in thousands)	2026	2025	% Change
Income tax expense	$1,845	$1,652	12%
We recorded an income tax expense of $1.8 million for the three months ended March 31, 2026 on a pre-tax net loss of $74.5 million. Our income tax expense for the three months ended March 31, 2026 primarily resulted from a tax expense of $1.2 million on pre-tax book income in certain tax jurisdictions and discrete items that included $1.3 million of nondeductible equity tax expense for employee stock-based compensation and $0.6 million from the establishment of valuation allowance on foreign deferred tax assets due to the substantial doubt about our

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
ability to continue as a going concern, partially offset by a net decrease in the domestic valuation allowance of $1.2 million.
Each quarter, we assess the realizability of our deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. In the assessment for the period ended March 31, 2026, we concluded that it remains more likely than not that our United States federal and state deferred tax assets would not be realizable. As of March 31, 2026, the total valuation allowance on United States federal and state net deferred tax assets was $344.6 million. The restatement adjustments described in Note 1A. Restatement of previously issued consolidated financial statements, did not change the income tax expense because we maintain a full valuation allowance on United States federal and state net deferred tax assets
In the assessment for the period ended March 31, 2026, we concluded that the substantial doubt about our ability to continue as a going concern discussed in Note 1 Summary of business and significant accounting policies constituted significant negative evidence of the recoverability of our foreign deferred tax assets. Therefore, we established a full valuation allowance of $0.6 million against our foreign deferred tax assets, as it is more likely than not that those assets will not be realized. We will continue to monitor our future financial results, expected projections and their potential impact on our assessment regarding the recoverability of our deferred tax asset balances and in the event there is a need to release the valuation allowance, a tax benefit would be recorded.
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
As of March 31, 2026, our cash, cash equivalents, and marketable securities totaled $40.7 million. The overall cash used in operating activities of $36.6 million for the three months ended March 31, 2026 was primarily attributable to a net loss of $76.3 million, partially offset by net cash inflows from other non-cash expenses of $26.4 million, and changes in our working capital of $13.3 million. Working capital changes for the three months ended March 31, 2026 of $13.3 million were the result of a $31.5 million decrease in accounts receivables and a $6.2 million decrease in inventory, partially offset by a $24.3 million decrease in accounts payable and other liabilities. As of March 31, 2026, $3.2 million of cash was held by our foreign subsidiaries.
2021 Credit Agreement
In January 2021, we entered into a credit agreement which provides for a revolving credit facility (2021 Credit Facility) and we amended the credit agreement in March 2023, August 2025 and February 2026. Additionally, on

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
July 9, 2026 we entered into a Waiver and Amendment No. 4 to the credit agreement (as amended, collectively, the 2021 Credit Agreement). Under the 2021 Credit Agreement, we may borrow up to an aggregate amount of $35.0 million (subject to an asset coverage ratio requirement of 1.5x), which with the February 2026 amendment, the testing of the asset coverage ratio changed from quarterly to monthly, until the Borrowing Base Conversion Date, which was June 30, 2026 (the date on which the lender implemented a borrowing base following the completion of an appraisal, field exam and other collateral diligence measures). The asset coverage ratio is defined as the ratio of (i) the sum of (a) our cash and cash equivalents in the United States plus specified percentages of other qualified debt investments (Qualified Cash) plus (b) specified percentages of the net book values of our accounts receivable and certain inventory to (ii) $50.0 million. After the Borrowing Base Conversion Date, which was June 30, 2026, the amount that may be borrowed under the 2021 Credit Agreement is based on a customary borrowing base calculation, and up to $50.0 million with zero currently available. In February 2026, Amendment No. 3 under the 2021 Credit Agreement extended the maturity of the 2021 Credit Agreement to June 2027, changed the interest rate at which borrowed funds accrue interest, and changed the liquidity minimums, as discussed in Note 4 Financing arrangements. Amendment No. 3 under the 2021 Credit Agreement was accounted for as a debt modification, resulting in no gain or loss as there was no unamortized debt discount at the time of the modification. Amendment No. 4 under the 2021 Credit Agreement revised certain provisions of the 2021 Credit Agreement to permit the transactions contemplated by the Woodman Purchase Agreement discussed in Note 13 Subsequent events, further increased the interest rate at which borrowed funds accrue interest after June 30, 2026 through maturity, and granted certain waivers as discussed below. In connection with the Waiver and Amendment No. 4 under the 2021 Credit Agreement, on July 9, 2026, we entered into the Fee Letter with the lender under the 2021 Credit Agreement, which provides for the payment of certain fees to the lender, including a $5.0 million restructuring fee payable upon the occurrence of certain bankruptcy events of default, which restructuring fee may be reduced to zero upon a successful refinancing of the amounts outstanding under the 2021 Credit Facility as a result of a bankruptcy or insolvency proceeding under certain conditions; and a success fee in the amount of $1.0 million 181 days after July 9, 2026, which success fee may be reduced if the amounts outstanding under the 2021 Credit Facility are refinanced or repaid prior to such date. The Fee Letter also provides for the repayments of amounts outstanding under the 2021 Credit Agreement in weekly installments of $250,000 commencing on October 12, 2026, with such amount increasing to $1.0 million from and after November 9, 2026, until January 4, 2027. The Fee Letter also provides that we shall, within 180 days after July 9, 2026, consummate a refinancing, sale or other transaction that causes all amounts outstanding under the 2021 Credit Agreement to be paid in full. As of the issuance of these financial statements, management has not yet completed its evaluation of the financial statement impact of Amendment No. 4 and is unable to reasonably estimate the financial statement effect.
Borrowed funds accrue interest as of Amendment No. 3, at our option, at a rate equal to either (i) a per annum rate equal to the base rate plus a margin of 3.50% or (ii) a per annum rate equal to the Secured Overnight Financing Rate (SOFR) plus a 10 basis point premium and a margin of 4.50%. We are required to pay a commitment fee on the unused portion of the 2021 Credit Facility of 0.25% per annum. Amounts owed under the 2021 Credit Agreement are guaranteed by certain of our United States subsidiaries and secured by a first-priority security interest in substantially all of our assets and certain of our subsidiaries (including intellectual property registrations and applications, which is subject to an intercreditor agreement).
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
Notwithstanding the waiver received on May 8, 2026, we concluded that substantial doubt exists about our ability to continue as a going concern, as further described in Note 1 Summary of business and significant accounting policies. Based on our current financial forecasts, we do not expect to be able to repay the 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with our financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement as of the next measurement date. We are actively evaluating potential remediation options, including seeking waivers or amendments from our lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, as of March 31, 2026, ASC 470-10-45 Debt required us to classify as current, all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. The outstanding balance under the 2021 Credit Agreement continues to be classified as short-term debt in the condensed consolidated balance sheet as of March 31, 2026.
2025 Credit Agreement
On August 4, 2025, we entered into a credit agreement with Farallon Capital Management, L.L.C., as administrative agent and collateral agent (the Agent), and Mateo Financing, LLC (the Lender) and we amended the credit agreement on November 5, 2025 and February 27, 2026. Additionally, on July 9, 2026, we entered into a Waiver and Amendment No. 3 to the credit agreement (as amended, collectively, the 2025 Credit Agreement). The 2025 Credit Agreement provides for a second lien credit facility up to $50.0 million (the 2025 Term Loan). The 2025 Credit Agreement will mature, and any outstanding borrowings become due and payable on January 22, 2028. The November 2025 amendment revised the (i) Q1 2026, Q2 2026 and Q3 2026 EBITDA minimums, including a tariff-based adjustment, (ii) removed the liquidity minimum step-down clause, and (iii) decreased the exercise price of the warrants to $0.75, all of which are discussed in Note 4 Financing arrangements. In February 2026, Amendment No. 2 under the 2025 Credit Agreement revised the (i) minimum liquidity for the remaining term of the 2025 Credit Agreement, (ii) removed the EBITDA minimums for the fiscal quarter ending December 31, 2025 and for the period of four consecutive fiscal quarters ending March 31, 2026, (iii) revised the EBITDA minimum for the remainder of the 2025 Credit Agreement, and (iv) revised the minimum asset coverage ratio for periods on or prior to March 31, 2026, as discussed in Note 4 Financing arrangements. Amendment No. 2 was accounted for as a debt extinguishment, resulting in a loss on extinguishment of debt of $15.9 million, which was recorded in other income (expense), net, in the condensed consolidated statements of operations for the three months ended March 31, 2026. The loss includes the write-off of $12.1 million of unamortized debt discount and debt issuance costs, including the unamortized portion of the incremental fair value of the November 2025 warrant repricing. Amendment No. 3 revised certain provisions of the 2025 Credit Agreement to permit the transactions contemplated by the Woodman Purchase Agreement discussed in Note 13 Subsequent events and granted certain waivers as further discussed in Note 4 Financing arrangements.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
In connection with the February 27, 2026 amendment to the 2025 Credit Agreement, we entered into a Claim Sale and Purchase Agreement (the IEEPA Agreement) with the Lender on February 19, 2026, pursuant to which we transferred to the Lender certain of our rights and claims for potential refunds of tariffs previously paid under the International Emergency Economic Powers Act of 1977 (IEEPA), representing an aggregate claim amount of approximately $19.4 million (the IEEPA Claim). On the date of transfer, we assigned no value to the IEEPA Claim on the condensed consolidated balance sheet due to the significant uncertainty of any potential recovery prior to the U.S. Supreme Court’s ruling in Learning Resources, Inc. v. Trump. As a result of the IEEPA Agreement, we will not have rights to any future proceeds from the transferred IEEPA Claim. We accounted for the transfer of the IEEPA Claim as a derivative liability and classified the derivative liability as a Level 2 financial instrument as discussed in Note 2 Fair value measurements. Despite assigning no value to the IEEPA Claim on the condensed consolidated balance sheet on the date of transfer, we assigned an $8.7 million value to the IEEPA Claim obligation as of February 27, 2026, and recorded the derivative liability within accrued expenses and other current liabilities in the condensed consolidated balance sheets. The IEEPA Claim obligation is remeasured at each reporting period, with changes in value recorded in other income (expense), net, in the condensed consolidated statements of operations. As of March 31, 2026, the IEEPA Claim obligation was remeasured at $14.6 million.
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
The 2025 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including financial covenants. The negative covenants include restrictions on the incurrence of liens and indebtedness, certain investments, dividends, stock repurchases and other matters, all subject to certain exceptions. Amendment No. 3 includes the following financial covenant requirements (a) for us to maintain liquidity (defined as the sum of unrestricted cash, cash equivalents and availability under the 2021 Credit Agreement) of at least (i) $25.0 million during the fiscal quarters ending March 31, 2026 and June 30, 2026, (ii) $30.0 million during the fiscal month ending July 31, 2026, (iii) $35.0 million during the fiscal month ending August 31, 2026 and (iv) $40.0 million during any fiscal month thereafter; (b) for us not to have EBITDA (as defined in the 2025 Credit Agreement) of (i) less than $5.0 million, subject to adjustment, for the fiscal quarter ending June 30, 2026, (ii) less than zero, subject to adjustment, for the fiscal quarter ending September 30, 2026, (iii) less than zero for the fiscal quarter ending December 31, 2026, (iv) less than $20.0 million for the period of four consecutive fiscal quarters ending March 31, 2027, (v) less than $30.0 million for the period of four consecutive fiscal quarters ending June 30, 2027, (vi) less than $35.0 million for the period of four consecutive fiscal quarters ending September 30, 2027, and (vii) less than $40.0 million for the period of four consecutive fiscal quarters ending December 31, 2027 and thereafter; and (c) for us not to permit an asset coverage ratio (defined as the ratio of (x) the sum of unrestricted cash, cash equivalents, and certain receivables and inventory, divided by (y) the sum of accounts payable and total debt (as defined in the 2025 Credit Agreement) of less than (i) 1.05:1.00 on or prior to March 31, 2026 or (ii) 1.15:1.00 thereafter. The EBITDA thresholds for fiscal quarters ending June 30, 2026 and September 30, 2026 are subject to potential adjustments in the event of a reduction in tariff amounts in Malaysia or Thailand (or both) to a level that is 10% or lower, as described in further detail in the 2025 Credit Agreement. To

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
the extent there are adjustments to the tariff rates of only one of the countries, the corresponding adjustments will be apportioned accordingly.
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
For the period ended December 31, 2025, we were not in compliance with the asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 and we subsequently cured the non-compliance by entering into an amendment on February 27, 2026. As of March 31, 2026, we were not in compliance with the minimum asset coverage ratio of 1.05x under the 2025 Credit Agreement. On May 8, 2026, we received a waiver from the Lender under the 2025 Credit Agreement waiving the asset coverage ratio non-compliance as of March 31, 2026. No fees or consideration were paid in connection with the waiver. As of March 31, 2026, the outstanding principal under the 2025 Term Loan was $49.4 million. We also received a waiver on October 16, 2026 related to the non-compliance with certain covenants, including non-compliance due to the restatement of our Q1 2026 10Q as discussed in Note 1A Restatement of previously issued consolidated financial statements.
Notwithstanding the waiver received on May 8, 2026, we concluded that substantial doubt exists about our ability to continue as a going concern, as further described in Note 1 Summary of business and significant accounting policies. Based on our current financial forecasts, we do not expect to be able to repay the 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with our financial covenants under the 2021 Credit Agreement and 2025 Credit Agreement as of the next measurement date. We are actively evaluating potential remediation options, including seeking waivers or amendments from the lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, as of March 31, 2026, ASC 470-10-45 Debt required us to classify as current, all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement, the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. The outstanding balance under the 2025 Credit Agreement is classified as short-term debt in the condensed consolidated balance sheet as of March 31, 2026.
On August 4, 2025, in connection with the 2025 Credit Agreement, we issued an aggregate of 11,076,968 warrants to purchase shares of our common stock at an initial exercise price of $1.25 per share. On November 5, 2025, in connection with Amendment No. 1 to the 2025 Credit Agreement, the original warrants were cancelled and replaced with warrants having an exercise price of $0.75 per share. The warrants were initially valued at $11.3 million using a Black-Scholes option pricing model, with an expected term equal to the remaining contractual term, and the initial fair value was recorded as a debt discount on the 2025 Term Loan. Amendment No. 1 to the 2025 Credit Agreement was accounted for as a debt modification, and the $1.0 million incremental fair value attributable to the exercise price reduction was recorded as additional debt discount and amortized to interest expense through the February 27, 2026 extinguishment. The warrants are marked-to-market with any changes in fair value recorded through earnings in other income (expense), net. The warrants were classified as a Level 3 financial instrument as discussed in Note 2 Fair value measurements. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on August 1, 2035. Exercise of the warrants will dilute the ownership interests of existing stockholders. Any warrants not exercised prior to such time will expire.
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
We determined that the conversion feature and certain other features of the Convertible Debentures created a embedded conversion derivative liability that required bifurcation from the host debt instrument. At the issuance

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
date, the derivative liability had a fair value of $12.1 million, determined using a with-and-without valuation approach. The total debt discount of $13.3 million, consisting of the $0.75 million original issue discount, a $0.03 million payment to YA II PN, the $12.1 million fair value of the embedded conversion derivative, and $0.5 million of issuance costs allocated to the debt host, resulted in an initial carrying amount of the debt host of $11.7 million. The total debt discount is being amortized to interest expense over the term of the Convertible Debentures using the effective-interest method.
Issuance costs of $0.5 million allocated to the embedded conversion derivative were expensed and recorded in other income (expense), net, in the condensed consolidated statements of operations for the three months ended March 31, 2026. The derivative liability is subsequently remeasured at fair value at each reporting date, with changes in fair value recorded in other income (expense), net. As of March 31, 2026 and December 31, 2025, the fair value of the derivative liability was $11.6 million and zero, respectively.
As of March 31, 2026 and December 31, 2025, the outstanding principal of the Convertible Debentures was $25.0 million and zero, respectively, the unamortized debt discount and debt issuance costs were $12.8 million and zero, respectively, and the net carrying amount was $12.2 million and zero, respectively, which was recorded as short-term debt in the condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, we recorded $0.5 million and zero, respectively, of amortization of the debt discount and debt issuance costs.
Based on our current financial forecast, we continue to expect that we will not be able to repay the 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with our financial covenants under the 2021 Credit Agreement and 2025 Credit Agreement as of the next measurement date. We are actively evaluating potential remediation options, including seeking waivers or amendments from the lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, as of March 31, 2026, ASC 470-10-45 Debt required us to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement, and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. As a result, the outstanding balance under the Convertible Debentures is classified as short-term debt in the condensed consolidated balance sheet as of March 31, 2026.
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
During the three months ended March 31, 2026, our performance continued to be adversely impacted by an increasingly global competitive landscape, consumer-related macroeconomic issues resulting in a softer global consumer market, rising memory costs and supply constraints. During the three months ended March 31, 2026 and 2025, total revenue was $99.1 million and $134.3 million, respectively, representing a 26.2% decline year-over-year. As a result, we incurred operating losses of $57.2 million and operating cash outflows of $36.6 million during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $40.7 million and $49.7 million, respectively, an aggregate principal debt balance outstanding of $99.9 million and $69.3 million, respectively, and an accumulated deficit of $850.6 million and $774.3 million, respectively. Additionally, we were not in compliance with the financial covenants under our 2025 Credit Agreement as discussed in Note 4. Financing Arrangements. We subsequently received waivers from the lender

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
of the 2025 Credit Agreement on May 8, 2026 and October 16, 2026. Future non-compliance with financial covenants may limit our access to existing credit facilities or result in an acceleration of debt obligations, which would further adversely impact liquidity. Additionally, on July 9, 2026, we entered into a second supplemental fee letter (the Fee Letter), which requires repayment of the 2021 Credit Agreement on or before January 5, 2027, as further discussed in Note 4 Financing arrangements. On July 9, 2026, we issued the 2026 Notes for $20.0 million, which are due in July 2028, as discussed in Note 13 Subsequent events. Additionally, we issued an additional Convertible Debenture of $20.0 million in September 2026, which is due in July 2028 under the Securities Purchase Agreement, as discussed in Note 4 Financing arrangements.
As of March 31, 2026, and through the issuance date of these financial statements, our forecast has been significantly impacted by events which were not known or reasonably knowable as of the original issuance date of our annual financial statements including: (1) Amendment No. 4 of the 2021 Credit Agreement requiring the outstanding balance as of the amendment date (which was $25.5 million as of March 31, 2026) to be paid in full within 180 days from July 9, 2026; (2) changes in our arrangement with a contract manufacturer which will require us to purchase inventory directly from suppliers prior to product manufacturing which will impact ongoing working capital requirements; (3) continued increases and volatility in memory costs, including an initial unexpected price increases ranging from 80% to 115% in the last week of March 2026; (4) communication from our memory suppliers in April 2026 regarding planned reductions in the production of the memory used in our products causing a reduction in forecasted sales volumes of certain products which also impacted our expected utilization of materials subject to a non-cancelable non-refundable purchase commitment of $39.6 million; and (5) softness in the sales channel. As a result, we expect to continue to incur operating losses and negative operating cash flows, further reducing liquidity and increasing reliance on external sources of capital. For the periods ended December 31, 2025 and March 31, 2026, we were not in compliance with certain covenants under the 2021 Credit Agreement and the 2025 Credit Agreement, which were subsequently cured or waived. We continue to expect that we will not be able to comply with the future minimum financial covenants in the 2021 Credit Agreement and 2025 Credit Agreement, including, but not limited to minimum liquidity, minimum EBITDA, minimum asset coverage ratio and other covenants at the next measurement date. As a result, beginning with the period ended March 31, 2026, we classified as current all obligations under the 2021 Credit Agreement, 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. Further, pursuant to Amendment No. 4 of the 2021 Credit Agreement dated July 9, 2026 requires the outstanding balance as of the amendment date (which was $25.5 million as of March 31, 2026) to be paid in full within 180 days of July 9, 2026. Based on current projections, which incorporate net proceeds received for the 2026 Notes and the Convertible Debenture, as discussed in Note 13 Subsequent events, we do not expect to have sufficient liquidity to meet our obligations under Note 4 Financing arrangements. These conditions, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.
In response to these conditions, we have upon receipt of approval from our Board of Directors, engaged outside advisors to evaluate strategic alternatives including a potential sale or merger of the business and has engaged outside advisors to explore opportunities within the defense and aerospace sector to leverage our existing technology in new markets and product categories. We are also evaluating opportunities to sell certain non-critical assets and to secure additional financing through debt or equity securities. We are actively evaluating potential remediation options for the expectation that we will continue to be unable to comply with our financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement within the next twelve months, including seeking additional waivers or amendments from the lenders. We are also evaluating refinancing and other options to repay the 2021 Credit Agreement under Amendment No. 4 within 180 days. We continue to focus on optimizing the revenue mix and pricing strategies, and reducing operating expenses through disciplined cost management. Management announced a restructuring plan in April 2026 to reduce our global workforce by approximately 23% compared to our headcount ending Q1 2026, as discussed in Note 13. Subsequent events. We began implementing the restructuring plan in the second quarter of 2026, however, is currently unable in good faith to estimate the amount, or range of amounts, expected to be incurred in connection with the remainder of the restructuring plan or to estimate the timing of future cash expenditures.

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have evaluated whether the plans described above and actions to date are sufficient to alleviate the substantial doubt about our ability to continue as a going concern. Under this evaluation, we assessed whether it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the conditions and events that raise substantial doubt. We have determined that, while the plans described above are intended to improve our liquidity and operating results, certain elements of these plans have not been fully implemented and are dependent upon factors outside our control, including, but not limited to, successfully obtaining waivers related to expected covenant violations or amending the terms of the existing financing arrangements, identifying and securing additional financing and the successful execution of new market initiatives, and therefore cannot be deemed probable. We also considered the Merger Agreement described in Note 13, Subsequent events. Consummation of the Merger is subject to conditions, including approval of the Merger by our stockholders and other customary closing conditions, many of which are outside the Company’s control. The Merger may not be completed before the End Date of December 31, 2026, or at all. Accordingly, we concluded that the Merger is not a plan that is probable of being effectively implemented within one year after the issuance date and did not consider it in assessing whether substantial doubt has been alleviated. If the Merger is not completed, we would continue to face the liquidity constraints, anticipated covenant non-compliance and debt obligations described above, and the restrictions in the Merger Agreement could limit our alternatives. As a result, substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued has not been alleviated. There can be no assurance that we will be able to generate the level of operating revenue or reduce operating expenses to levels to achieve profitability and generate cash, obtain waivers or amendments from the lenders related to financial covenants, source additional financing or ensure the availability of strategic alternatives on acceptable terms, if at all. Without obtaining additional sources of financing or consummating a strategic transaction, our ability to continue as a going concern would be materially and adversely impacted, and we may be required to significantly reduce, restructure, cease operations, or seek protection under the Federal bankruptcy laws although no specific plans to file for bankruptcy protection have been initiated. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.
Summary of Cash Flow
The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025	% Change
Net cash provided by (used in):
Operating activities	$(36,618)	$(57,186)	(36)%
Investing activities	$(1,043)	$(1,305)	(20)%
Financing activities	$28,808	$24,871	16%
Cash flows from operating activities
Cash used in operating activities of $36.6 million for the three months ended March 31, 2026 was primarily attributable to a net loss of $76.3 million, partially offset by net cash inflows from other non-cash expenses of $26.4 million and changes in our working capital of $13.3 million. Working capital changes for the three months ended March 31, 2026 of $13.3 million were the result of a $31.5 million decrease in accounts receivables and a $6.2 million decrease in inventory, partially offset by a $24.3 million decrease in accounts payable and other liabilities.
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

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2025 except for the policy and estimates used to account for the derivative financial instruments entered into in 2026.
Derivative financial instruments
We evaluate financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded conversion derivatives in accordance with ASC Topic 815 Derivatives and Hedging. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then marked-to-market at each reporting date, with changes in fair value recorded in other income (expense), net, in the condensed consolidated statements of operations. We determined that the conversion feature of the Convertible Debentures created a derivative liability that required bifurcation from the host debt instrument as discussed in Note 4 Financing arrangements. We determined the fair value of the embedded derivative using a with-and-without valuation approach, under which we used a lattice model to value the Convertible Debentures, with a Monte Carlo simulation used to estimate the expected conversion price discount, as discussed in Note 2 Fair value measurements. The as-converted value is sensitive to significant increases in our stock price, and because the derivative instrument is classified as a liability and remeasured at each reporting date, significant increases in our stock price could result in material volatility in our reported earnings. Additionally, the IEEPA Claim in the IEEPA Agreement created a derivative liability as discussed in Note 4 Financing arrangements. The fair value of the IEEPA Claim was determined based on observable transaction prices for identical IEEPA refund rights. If observable transaction prices change significantly, or if the U.S Supreme Court reverses their ruling that tariffs imposed under the International Emergency Economic Powers Act were unlawful, the fair value of the IEEPA Claim could be materially impacted.

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
The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended March 31,
(in thousands)	2026	2025
	(As Restated)
Net loss	$(76,311)	$(46,709)
Income tax expense	1,845	1,652
Interest expense, net	3,289	248
Depreciation and amortization	1,794	1,718
POP display amortization	1,769	1,732
Stock-based compensation	2,998	5,370
(Gain) loss on insurance recovery	—	(424)
(Gain) loss on extinguishment of debt	15,950	—
(Gain) loss on revaluation of warrants	(6,612)	—
(Gain) loss related to derivative liabilities	5,857	—
Goodwill impairment	—	18,600
Restructuring and other costs	(360)	2,106
Adjusted EBITDA	$(49,781)	$(15,707)

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net loss to non-GAAP net loss:

	Three months ended March 31,
(in thousands, except per share data)	2026	2025
	(As Restated)
Net loss	$(76,311)	$(46,709)
Stock-based compensation	2,998	5,370
Acquisition-related costs	470	472
Restructuring and other costs	(360)	2,106
Non-cash interest expense	1,567	—
(Gain) loss on sale and/or license of intellectual property	(1,200)	—
(Gain) loss on insurance recovery	—	(424)
(Gain) loss on extinguishment of debt	15,950	—
(Gain) loss on revaluation of warrants	(6,612)	—
(Gain) loss related to derivative liabilities	5,857	—
Goodwill impairment	—	18,600
Income tax adjustments	67	1,141
Non-GAAP net loss	$(57,574)	$(19,444)

GAAP diluted net loss per share	$(0.47)	$(0.30)
Non-GAAP diluted net loss per share	$(0.35)	$(0.12)

GAAP and non-GAAP shares for diluted net loss per share	163,208	156,438

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
Equity price risk. In connection with the 2025 Credit Agreement, we issued warrants to purchase 11,076,968 shares of our Class A common stock that are classified as a liability and remeasured at fair value each reporting period, with changes recognized in other income (expense). As of March 31, 2026, the warrant liability was $6.5 million . Because the fair value of the warrants is determined principally by reference to the market price of our Class A common stock, increases in our share price result in increases in the warrant liability and corresponding losses in our consolidated statements of operations, while decreases in our share price result in decreases in the warrant liability and in gains. These amounts are non-cash and do not affect our operating results or cash flows. A hypothetical 10% increase or decrease in the market price of our Class A common stock as of March 31, 2026 would have increased or decreased the warrant liability, and correspondingly increased or decreased our pre-tax loss, by approximately $0.7 million. The warrants expire on August 1, 2035, and we therefore expect to recognize fair value changes, which may be significant and may vary considerably between periods, through that date.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026, based on the evaluation of these controls and procedures required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure because of the material weakness in internal control over financial reporting described in Item 9A of Amendment No. 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2025 filed with the SEC on October 19, 2026. This material weakness additionally resulted in the restatement of our condensed consolidated financial statements as of and for the three months ended March 31, 2026.
Remediation Plan
Management, with the oversight of the Audit Committee, is developing a remediation plan, including: (i) enhancing the design of controls over the review of valuation inputs and assumptions for warrants and similar instruments; (ii) adding technical accounting review of embedded features within financing arrangements; and (iii) engaging third-party specialists with relevant expertise. The material weakness will not be considered remediated until the enhancements to the controls have been designed, implemented, and they have operated for a sufficient period of time and management has concluded, through testing, that they are operating effectively. We may take additional measures or modify the plan as we continue to evaluate it.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1., Note 10 Commitments, contingencies, and guarantees, to the Notes to condensed consolidated financial statements of this Form 10-Q/A for the three months ended March 31, 2026.

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control, that have in the past and could in the future materially and adversely affect our business, financial condition, and results of operations. In addition to the other information set forth in this Form 10-Q/A, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2025, which could materially affect our business, financial condition or future results of operations. Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2025 and all other information contained in this Form 10-Q/A before making an investment decision. The risk factors contained in our public filings do not identify all risks that we face; our business, financial condition, operations, and/or future operating results could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.
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
We may continue to experience fluctuating revenue, expenses, and profitability for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q/A and our Annual Report on Form 10-K/A for the year ended December 31, 2025, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that impact our revenue growth or profitability.
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
On August 4, 2025, we entered into a second lien credit agreement pursuant to which we borrowed $50.0 million. We subsequently entered into amendments to the credit agreement on November 5, 2025 and February 27, 2026 (collectively, the 2025 Term Loan), in each case to modify certain financial covenants. As of March 31, 2026, the outstanding principal under the 2025 Term Loan was $49.4 million. The 2025 Term Loan is separate from our outstanding credit agreement which provides for a revolving credit facility, as amended from time to time (2021 Credit Facility, and together with the 2025 Term Loan, the Credit Facilities). Under the 2021 Credit Facility, we have borrowed $25.5 million as of March 31, 2026. On February 27, 2026, we entered into Amendment No. 3 to the 2021 Credit Facility to modify certain financial covenants, extend the maturity date and increase the interest rate.
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
Risks Related to Restatement of Our Condensed Consolidated Financial Statements
We have restated our previously issued consolidated financial statements and as part of that process have identified a material weakness in our internal control over financial reporting as of December 31, 2025 that continues to exist. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.
On October 9, 2026, the Audit Committee of the Company's board of directors concluded, after discussion with the Company’s management, that the previously issued financial statements during the Affected Period should no longer be relied upon due to the errors described in the “Explanatory Note” above, and should be restated. As a result of the restatement, the Company’s management re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2025. Management has concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2025, and its internal control over financial reporting was not effective as of December 31, 2025 due to the following material weakness that continues to exist. Specifically, the Company did not design and maintain effective controls to evaluate the accounting for and valuation of embedded features within financing arrangements, including controls to evaluate the inputs and assumptions used in the valuation. For a discussion of management’s considerations of the Company’s disclosure controls and procedures, internal control over financial reporting, and the material weakness identified, refer to Controls and Procedures in Part I - Item 4.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent or detect material misstatements due to fraud or error in our interim and annual consolidated financial statements. See Part I – Item 4. Controls and Procedures, for additional information. Remediation efforts may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
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
We evaluated our restated financial statements and their impact on the Company’s debt covenants. For the period ended March 31, 2026, we concluded that we were not in compliance with the minimum asset coverage ratio of 1.05x under our 2025 Credit Agreement. We were not in compliance with the financial covenants under the 2025 Credit Agreement as discussed in Note 4. Financing Arrangements. We subsequently received a waiver from the lender of the 2025 Credit Agreement on May 8, 2026 and October 16, 2026. No fees or consideration were paid in connection with the waiver. In addition, the historical accounting errors and consequent restatement constitute a default or event of default under the Credit Facilities, the Convertible Debentures, and the 2026 Notes. We have obtained waivers of these defaults from the applicable lenders and noteholders. Our lenders and noteholders may not grant waivers or amendments on acceptable terms, or at all. Each of the Credit Facilities, the Convertible Debentures, and the 2026 Notes contains cross-default or cross-acceleration provisions, whereby a default under one agreement could result in a default under, and the acceleration of, our other borrowings. The occurrence of an event of default under any of these borrowing arrangements would permit the lenders under the Credit Facilities, the Convertible Debentures, and the 2026 Notes to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If our lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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
As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2026 and identified a material weakness in our internal control over financial reporting. As a result of such material weakness or the restatement, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

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

Item 6. Exhibits
Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
4.1	Form of Convertible Debenture.	8-K/A	001-36514	4.01	October 05, 2026
10.1	Amendment No. 3 to Credit Agreement dated February 27, 2026, by and among GoPro, Inc. and Wells Fargo Bank, National Association, on behalf of the lenders thereunder.	8-K/A	001-36514	10.04	October 05, 2026
10.2	Amendment No. 2 to Credit Agreement dated February 27, 2026, by and among GoPro, Inc. and Farallon Capital, L.L.C., on behalf of the lenders thereunder.	8-K/A	001-36514	10.03	October 05, 2026
10.3	Waiver, dated May 8, 2026, under Amendment No. 2 to Credit Agreement dated February 27, 2026, by and among GoPro, Inc. and Farallon Capital, L.L.C., on behalf of the lenders thereunder.	10-Q	001-36514	10.3	May 11, 2026
10.4*	Securities Purchase Agreement, by and between GoPro, Inc. and YA II PN, Ltd, dated February 27, 2026.	8-K/A	001-36514	10.01	October 05, 2026
10.5	Form of Registration Rights Agreement.	8-K/A	001-36514	10.02	October 05, 2026
10.6§	Offer Letter to Brian Tratt from the Registrant, dated October 24, 2012.	10-Q	001-36514	10.3	May 11, 2026
10.7§	Offer Letter to Jason Stephen from the Registrant, dated May 23, 2025.	10-Q	001-36514	10.3	May 11, 2026
31.1	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q/A, included in the Exhibit 101 Inline XBRL Document Set					X
*    We have omitted the schedules or exhibits to this Exhibit in accordance with Regulation S-K Item 601(a)(5). A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.
§    Indicates a management contract or compensatory plan.
‡    As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q/A and are not deemed filed with the SEC and are not incorporated by reference in any filing of GoPro, Inc. under the Securities Act of 1933 or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

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