Form 10-Q/A
period 2026-06-30
GoPro, Inc.
filed 2026-10-19
CIK 1500435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No.1)
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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates certain items in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, initially filed with the Securities and Exchange Commission (the “SEC”) on August 10, 2026 (the “Original Form 10-Q”).
This Form 10-Q/A includes unaudited restated condensed consolidated financial statements as of and for the fiscal quarter ended June 30, 2026 (Affected Period) as further described below.
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
As a result, this Form 10-Q/A includes unaudited restated condensed consolidated financial statements as of and for the three and six months ended June 30, 2026. See Note 1A, “Restatement of Previously Issued Consolidated Financial Statements,” in the unaudited condensed consolidated financial statements for additional information, including descriptions of the adjustments and their impact on our unaudited condensed consolidated financial statements.
Internal Control Considerations
As a result of this restatement, the Company’s management re-evaluated the effectiveness of the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025, as described in Part II, Item 9A of the Form 10-K/A. The material weakness described in Part II, Item 9A of the 2025 Form 10-K/A was not remediated as of June 30, 2026. As a result, management also re-evaluated the effectiveness of the Company's disclosure controls and procedures and concluded that they were not effective as of June 30, 2026. For additional information regarding the material weakness and management’s evaluation of the Company’s disclosure controls and procedures and internal control over financial reporting, refer to Part I, Item 4, “Controls and Procedures”.

GoPro, Inc.

Special note regarding forward-looking statements

This Amendment No. 1 on Form 10-Q/A of GoPro, Inc. (“GoPro,” “we,” “us,” “our” or the “Company”), including the portions of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, originally filed with the Securities and Exchange Commission on August 10, 2026, that are amended and restated by this Form 10-Q/A includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects, product and marketing plans, or future results of operations or financial position, made in this Quarterly Report on Form 10-Q/A are forward-looking. To identify forward-looking statements, we use words such as “expect,” “anticipate,” “believe,” “may,” “will,” “estimate,” “intend,” “target,” “goal,” “plan,” “likely,” “potentially,” or variations of such words and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their date. If any of management's assumptions prove incorrect or should unanticipated circumstances arise, the Company's actual results could materially differ from those anticipated by such forward-looking statements. The differences could be caused by a number of factors or combination of factors including, but not limited to, those factors identified and detailed in Part I, Item 1A. Risk Factors of the Annual Report on Form 10-K/A for the year ended December 31, 2025 and in Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q/A for the three months ended March 31, 2026 and June 30, 2026. Forward-looking statements include, but are not limited to, statements regarding our ability to achieve or sustain revenue growth or profitability; substantial doubt about our ability to continue as a going concern; our plans to improve product offerings, including potential expansion into defense and aerospace markets; projections of results of operations, research and development plans, and marketing plans; plans to manage our operating expenses effectively; dilution of our common stock; our ability to maintain compliance with Nasdaq listing requirements; plans to drive profitability, including our restructuring plans and the improved efficiencies in our operations that such plans may create; our ability to achieve profitability if there are delays in our product launches, increases in component costs, or shortages of key components, including due to our ability to retain or identify alternative suppliers in a timely fashion; the impact of negative macroeconomic factors including fluctuating interest rates, inflation, currency exchange rates, market volatility, and economic downturn or uncertainty that may adversely affect consumer discretionary spending; changes to trade agreements, trade policies, increased tariffs, and import/export regulations; the ability to grow camera sales to drive meaningful volume, revenue, and subscriber base; our ability to acquire and retain subscribers, and the risk that subscriber count may continue to decline; our reliance on third-party suppliers, including sole-source suppliers and contract manufacturers, including unprecedented increases and volatility in memory component costs; the effects of global conflicts and geopolitical issues such as the conflicts in the Middle East, Ukraine, or China-Taiwan relations on our business; the impact of competition on our market share, revenue, and profitability; our substantial indebtedness, including under our Credit Facilities, Convertible Debentures and 2026 Notes, and our ability to comply with financial covenants and the risk of cross-default; the risk that our evaluation of strategic alternatives may not result in a transaction or other outcome that enhances stockholder value; our ability to attract, engage, and retain qualified personnel; expectations regarding the volatility of the Company’s tax provision and resulting effective tax rate and projections of results of operations; the outcome of pending or future litigation and legal proceedings; the threat of a security breach or other disruption, including cyber-attacks; and any discussion of the trends and other factors that drive our business and future results, as discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q/A. Readers are strongly encouraged to consider the foregoing when evaluating any forward-looking statements concerning the Company. The Company does not undertake any obligation to update any forward-looking statements in this Quarterly Report on Form 10-Q/A as a result of new information, future events or developments.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GoPro, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except par values)	June 30, 2026	December 31, 2025
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$27,265	$49,674
Accounts receivable, net	60,366	93,513
Inventory	86,745	78,431
Prepaid expenses and other current assets	54,690	30,951
Total current assets	229,066	252,569
Property and equipment, net	7,019	5,903
Operating lease right-of-use assets	9,220	11,138
Goodwill	133,751	133,751
Other long-term assets	19,400	24,622
Total assets	$398,456	$427,983

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$125,987	$97,012
Accrued expenses and other current liabilities	132,333	95,856
Short-term operating lease liabilities	7,547	12,069
Deferred revenue	50,876	52,636
Short-term debt	81,696	19,598
Total current liabilities	398,439	277,171
Long-term taxes payable	14,799	13,544
Long-term debt	—	36,644
Long-term operating lease liabilities	5,845	7,329
Other long-term liabilities	8,677	15,903
Total liabilities	427,760	350,591

Commitments, contingencies and guarantees (Note 10)

Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000 shares authorized; none issued	—	—
Common stock and additional paid-in capital, $0.0001 par value, 500,000 Class A shares authorized, 155,592 and 136,056 shares issued and outstanding, respectively; 150,000 Class B shares authorized, 26,259 and 26,259 shares issued and outstanding, respectively	1,065,669	1,044,875
Treasury stock, at cost, 26,608 and 26,608 shares, respectively	(193,231)	(193,231)
Accumulated deficit	(901,742)	(774,252)
Total stockholders’ equity (deficit)	(29,304)	77,392
Total liabilities and stockholders’ equity (deficit)	$398,456	$427,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
	(As Restated)		(As Restated)
Revenue
Hardware	$75,953	$126,428	$148,103	$233,847
Subscription and services	28,981	26,215	55,896	53,104
Total revenue	104,934	152,643	203,999	286,951
Cost of revenue
Hardware	62,510	90,566	148,199	174,162
Subscription and services	10,761	7,414	19,831	14,977
Total cost of revenue	73,271	97,980	168,030	189,139
Gross profit	31,663	54,663	35,969	97,812
Operating expenses:
Research and development	29,646	30,503	58,081	60,060
Sales and marketing	29,016	25,275	52,234	48,533
General and administrative	11,983	12,892	21,881	29,834
Goodwill impairment	—	—	—	18,600
Total operating expenses	70,645	68,670	132,196	157,027
Operating loss	(38,982)	(14,007)	(96,227)	(59,215)
Other income (expense):
Interest expense	(4,369)	(1,436)	(8,107)	(2,233)
Other income (expense), net	(7,032)	330	(20,515)	1,278
Total other income (expense), net	(11,401)	(1,106)	(28,622)	(955)
Loss before income taxes	(50,383)	(15,113)	(124,849)	(60,170)
Income tax expense	796	1,309	2,641	2,961
Net loss	$(51,179)	$(16,422)	$(127,490)	$(63,131)

Basic and diluted net loss per share	$(0.30)	$(0.10)	$(0.76)	$(0.40)

Shares used to compute basic and diluted net loss per share	171,234	157,843	167,243	157,144
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
(in thousands)	2026	2025
	(As Restated)
Operating activities:
Net loss	$(127,490)	$(63,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,578	3,416
Non-cash operating lease cost	2,720	2,746
Stock-based compensation	7,054	10,486
Goodwill impairment	—	18,600
Deferred income taxes, net	581	(130)
Non-cash interest expense	3,563	—
Loss on extinguishment of debt	15,950	—
Gain on sale of intellectual property	(1,200)	—
Derivative expense	456	—
Changes in fair value of derivative liabilities	12,320	—
Other	(6,196)	284
Changes in operating assets and liabilities:
Accounts receivable, net	33,129	2,681
Inventory	(8,314)	36,234
Prepaid expenses and other assets	(20,435)	1,723
Accounts payable and other liabilities	39,385	(57,460)
Deferred revenue	(2,503)	(3,883)
Net cash used in operating activities	(47,402)	(48,434)

Investing activities:
Purchases of property and equipment, net	(2,063)	(1,783)
Proceeds from the sale and license of intellectual property	1,200	—
Net cash used in investing activities	(863)	(1,783)

Financing activities:
Proceeds from issuance of common stock	303	374
Taxes paid related to net share settlement of equity awards	(1,743)	(624)
Proceeds from borrowings	30,250	25,000
Repayments of borrowings	(1,850)	(20,000)
Payment of debt issuance costs	(941)	—
Net cash provided by financing activities	26,019	4,750

Effect of exchange rate changes on cash and cash equivalents	(163)	1,227
Net change in cash and cash equivalents	(22,409)	(44,240)
Cash and cash equivalents at beginning of period	49,674	102,811
Cash and cash equivalents at end of period	$27,265	$58,571

	Six months ended June 30,
(in thousands)	2026	2025
	(As Restated)
Non-cash investing and financing activities:
Non-cash consideration related to debt extinguishment	$8,731	$—
Debt extinguished in non-cash refinancing	$37,665	$—
Debt issued in non-cash refinancing	$44,884	$—
Debt discount related to derivative liability	$12,054	$—
Conversion of Convertible Debentures to common stock	$15,302	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

GoPro, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Common stock and additional paid-in capital		Treasury stock	Accumulated deficit	Stockholders’ equity (deficit)
(in thousands)	Shares	Amount	Amount
Balances at December 31, 2024	155,455	$1,026,527	$(193,231)	$(681,607)	$151,689
Common stock issued under employee benefit plans, net of shares withheld for tax	2,095	360	—	—	360
Taxes paid related to net share settlements	—	(503)	—	—	(503)
Stock-based compensation expense	—	5,143	—	—	5,143
Net loss	—	—	—	(46,709)	(46,709)
Balances at March 31, 2025	157,550	1,031,527	(193,231)	(728,316)	109,980
Common stock issued under employee benefit plans, net of shares withheld for tax	633	—	—	—	—
Taxes paid related to net share settlements	—	(121)	—	—	(121)
Stock-based compensation expense	—	4,478	—	—	4,478
Net loss	—	—	—	(16,422)	(16,422)
Balances at June 30, 2025	158,183	$1,035,884	$(193,231)	$(744,738)	$97,915

Balances at December 31, 2025	162,315	$1,044,875	$(193,231)	$(774,252)	$77,392
Common stock issued under employee benefit plans, net of shares withheld for tax	1,848	303	—	—	303
Taxes paid related to net share settlements	—	(429)	—	—	(429)
Stock-based compensation expense	—	2,527	—	—	2,527
Net loss (As Restated)	—	—	—	(76,311)	(76,311)
Balances at March 31, 2026	164,163	1,047,276	(193,231)	(850,563)	3,482
Common stock issued under employee benefit plans, net of shares withheld for tax	2,205	—	—	—	—
Taxes paid related to net share settlements	—	(1,314)	—	—	(1,314)
Stock-based compensation expense (Note 6)	—	4,406	—	—	4,406
Issuance of common stock (Note 4) (As Restated)	15,483	15,301	—	—	15,301
Net loss (As Restated)	—	—	—	(51,179)	(51,179)
Balances at June 30, 2026 (As Restated)	181,851	$1,065,669	$(193,231)	$(901,742)	$(29,304)
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
The accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 have been restated to correct the errors described in Note 1A. Restatement of previously issued consolidated financial statements.
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
During the six months ended June 30, 2026, the Company’s performance continued to be adversely impacted by an increasingly global competitive landscape, consumer-related macroeconomic issues resulting in a softer global consumer market, rising memory costs and supply constraints. During the six months ended June 30, 2026 and 2025, total revenue was $204.0 million and $287.0 million, respectively, representing a 28.9% decline year-over-year. As a result, the Company incurred operating losses of $96.2 million and operating cash outflows of $47.4 million during the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $27.3 million and $49.7 million, respectively, an aggregate principal debt balance outstanding of $87.2 million and $69.3 million, respectively, and an accumulated deficit of $901.7 million and $774.3 million, respectively. Additionally, the Company was not in compliance with the financial covenants under its 2025 Credit Agreement as discussed in Note 4. Financing Arrangements. The Company was also not in compliance with certain other covenants under the 2021 Credit Agreement and 2025 Credit Agreement that are described further below. The Company subsequently received waivers from the lenders of the 2021 Credit Agreement and 2025 Credit Agreement on July 9, 2026 and October 16, 2026. Future non-compliance with financial covenants may limit the Company’s access to existing credit facilities or result in an acceleration of debt obligations, which would further adversely impact liquidity. Additionally, on July 9, 2026, the Company entered into a second supplemental fee letter (the Fee Letter), which requires repayment of the 2021 Credit Agreement on or before January 5, 2027, as further discussed in Note 4 Financing arrangements. On July 9, 2026, the Company issued the 2026 Notes for $20.0 million which are due in July 2028, as discussed in Note 13 Subsequent events. Additionally, the Company issued an additional Convertible Debenture of $20.0 million in September 2026, which are due in July 2028 under the Securities Purchase Agreement, as discussed in Note 4 Financing arrangements.
As of June 30, 2026, and through the issuance date of these financial statements, the Company’s forecast has been significantly impacted by events which were not known or reasonably knowable as of the original issuance date of the annual financial statements including: (1) Amendment No. 4 of the 2021 Credit Agreement requiring the outstanding balance as of the amendment date (which was $24.4 million as of June 30, 2026) to be paid in full within 180 days from July 9, 2026; (2) changes in the Company’s arrangement with a contract manufacturer which will require the Company to purchase inventory directly from suppliers prior to product manufacturing which will impact ongoing working capital requirements; (3) continued increases and volatility in memory costs, including an initial unexpected price increases ranging from 80% to 115% in the last week of March 2026; (4) communication from the Company’s memory suppliers in April 2026 regarding planned reductions in the production of the memory used in its products causing a reduction in forecasted sales volumes of certain products which also impacted the Company’s expected utilization of materials subject to a non-cancelable non-refundable purchase commitment of $39.6 million; and (5) softness in the sales channel. As a result, the Company expects to continue to incur operating losses and negative operating cash flows, further reducing liquidity and increasing reliance on external sources of capital. For the periods ended December 31, 2025, March 31, 2026 and June 30, 2026, the Company was not in compliance with certain covenants under the 2021 Credit Agreement and the 2025 Credit Agreement, which were subsequently cured or waived. The Company continues to expect that it will not be able to comply with the future minimum financial covenants in its 2021 Credit Agreement and 2025 Credit Agreement, including, but not limited to minimum liquidity, minimum EBITDA, minimum asset coverage ratio and other covenants at the next measurement date. As a result, beginning with the period ended March 31, 2026, the Company classified as current all obligations under the 2021 Credit Agreement, 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. Further, pursuant to Amendment No. 4 of the 2021 Credit Agreement dated July 9, 2026, requires the outstanding balance as of the amendment date (which was $24.4 million as of June 30, 2026) to be paid in full within 180 days of July 9, 2026. Based on current projections, which incorporate the $19.9 million of net proceeds received for the 2026 Notes and the Convertible Debenture, as discussed in Note 13

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Subsequent events, the Company does not expect to have sufficient liquidity to meet its obligations under Note 4 Financing arrangements. These conditions, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Additionally, the Company has not identified goodwill impairment triggering events since the issuance of its first quarter financial information and through the end of the second quarter of 2026. As such, the Company concluded that it is not more likely than not that the fair value of its single reporting unit is less than the carrying value as of June 30, 2026. While there was no required goodwill impairment test, the Company’s market capitalization of $141.5 million exceeded the carrying value of its single reporting unit of negative $29.3 million or over 100% as of June 30, 2026, which was not adjusted for an acquisition control premium, which would further increase the percentage the fair value exceeded the carrying value.
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
Warrants. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants' specific terms and the applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging—Contracts in Entity's Own Equity. The warrants issued to the Lender in connection with the 2025 Credit Agreement are classified as liabilities because they contain a provision that may require the Company to repurchase shares issued upon exercise. The warrant liability is included in other long-term liabilities and was $6.8 million as of June 30, 2026.
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
The Company estimates the fair value of the warrants using a Black-Scholes option pricing model, which requires the use of significant judgment and includes unobservable Level 3 inputs. Significant assumptions include the expected term, which is based on the remaining contractual term of the warrants, and expected volatility, which is based on a weighted blend of the historical and implied volatility of our Class A common stock. As of December 31, 2025, the Company used an expected term of 9.09 years and expected volatility of 73%. Changes in these assumptions, or in the market price of our Class A common stock, could significantly affect the fair value of the warrants and the Company’s results of operations.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

1A. Restatement of previously issued consolidated financial statements
As described in Amendment No. 1 on Form 10-K/A filed with the SEC on October 19, 2026 certain items in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, initially filed with the Securities and Exchange Commission (the "SEC") on March 12, 2026 (the "Original Form 10-K"), and subsequently updated in the Current Report on Form 8-K filed with the SEC on June 1, 2026 were restated due to

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
errors in accounting for certain warrants issued in connection with the 2025 Credit Agreement. The Company also identified errors in the measurement of the embedded conversion derivative liability associated with the Convertible Debentures issued in February 2026. These errors are non-cash in nature and resulted in a material misstatement within the condensed consolidated financial statements as of and for the three and six months ended June 30, 2026.
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
•Debt extinguishment. In February 2026, the Company amended the 2025 Credit Agreement, and the amendment was accounted for as a debt extinguishment (see Note 4 Financing arrangements). Because the unamortized warrant-related debt discount was understated, the loss on extinguishment of debt, recorded within other income (expense), net, was understated by $7.0 million for the three months ended March 31, 2026 and six months ended June 30, 2026. The write-off of the remaining unamortized discount eliminated the warrant-related misstatement of short-term debt as of June 30, 2026.
•Subsequent measurement. The warrant liability is measured at fair value at each reporting date, with changes in fair value recognized in other income (expense), net (See Note 1 Summary of business and significant accounting policies and Note 2 Fair value measurements). Because the same incorrect valuation assumptions were used at each remeasurement date, the change in fair value was misstated in each period. As of and for the three and six months ended June 30, 2026, the warrant liability, recorded within other long-term liabilities, was overstated, and other income (expense), net was understated by $0.1 and $3.7 million, respectively. As a result, the warrant liability was understated by $3.1 million as of June 30, 2026.
•Debt discount amortization. Because the debt discount was understated, interest expense was understated by zero and $0.6 million for the three and six months ended June 30, 2026, respectively.
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
•Initial measurement. As of and for the six months ended June 30, 2026, the initial measurement error caused accrued expenses and other current liabilities to be overstated by $30.9 million, short-term debt to

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
be understated by $23.8 million, and other income (expense), net to be understated by $7.1 million. There was no misstatement for the three months ended June 30, 2026.
•Subsequent measurement. The embedded conversion derivative liability is measured at fair value at each reporting date, with changes in fair value recorded in other income (expense), net (see Note 2 Fair value measurements). Because the initial measurement was incorrect, the subsequent change in fair value was also misstated. For the three months ended and as of June 30, 2026, other income (expense), net was understated by $0.8 million, short-term debt was overstated by $0.7 million, and accrued expenses and other current liabilities were overstated by $0.1 million. For the six months ended and as of June 30, 2026, other income (expense), net was understated by $1.0 million, short-term debt was overstated by $1.1 million, and accrued expenses and other current liabilities were understated by $0.1 million.
•Debt discount amortization. Because of the initial measurement error, interest expense and short-term debt were overstated by $2.1 million and $3.0 million for the three and six months ended and as of June 30, 2026, respectively.
•Conversions. During the three months ended June 30, 2026, a portion of the Convertible Debentures was converted into shares of common stock. Because the embedded conversion derivative and the debt host were misstated, the amounts derecognized upon conversion were also misstated. As of June 30, 2026, accrued expenses and other current liabilities were understated by $15.3 million, short-term debt was overstated by $10.6 million, and common stock and additional paid-in capital was overstated by $1.8 million. For the three and six months ended June 30, 2026, other income (expense), net was overstated by $2.9 million because the loss on conversion was understated.
The table below sets forth the consolidated balance sheet information, including the balances originally reported and the restated balances as of June 30, 2026.

	June 30, 2026
(in thousands)	As Previously Reported	Adjustment	As Restated
Accrued expenses and other current liabilities	$147,830	$(15,497)	$132,333
Short-term debt	72,656	9,040	81,696
Total current liabilities	404,896	(6,457)	398,439
Other long-term liabilities	5,587	3,090	8,677
Total liabilities	431,127	(3,367)	427,760

Common stock and additional paid-in capital	1,067,479	(1,810)	1,065,669
Accumulated deficit	(906,919)	5,177	(901,742)
Total stockholders’ deficit	(32,671)	3,367	(29,304)
Note: The Company’s condensed consolidated statements of stockholders’ equity (deficit) were also affected by the revised accumulated deficit amounts for the period presented above.
The table below sets forth the consolidated statement of operations information, including the amounts originally reported and the restated amounts for the three months ended June 30, 2026:

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

	Three months ended June 30, 2026
(in thousands, except per share data)	As Previously Reported	Adjustment	As Restated
Interest expense	$(6,442)	$2,073	$(4,369)
Other income (expense), net	(4,785)	(2,247)	(7,032)
Total other income (expense), net	(11,227)	(174)	(11,401)
Loss before income taxes	(50,209)	(174)	(50,383)
Net loss	(51,005)	(174)	(51,179)

Basic and diluted net loss per share	$(0.30)	$—	$(0.30)

Shares used to compute basic and diluted net loss per share	171,234	—	171,234
The restatement adjustments did not change the fact that the comprehensive income (loss) approximated net income (loss).

The table below sets forth the consolidated statement of operations information, including the amounts originally reported and the restated amounts for the six months ended June 30, 2026:

	Six months ended June 30, 2026
(in thousands, except per share data)	As Previously Reported	Adjustment	As Restated
Interest expense	$(10,560)	$2,453	$(8,107)
Other income (expense), net	(22,397)	1,882	(20,515)
Total other income (expense), net	(32,957)	4,335	(28,622)
Loss before income taxes	(129,184)	4,335	(124,849)
Net loss	(131,825)	4,335	(127,490)

Basic and diluted net loss per share	$(0.79)	$0.03	$(0.76)

Shares used to compute basic and diluted net loss per share	167,243	—	167,243
The restatement adjustments did not change the fact that the comprehensive income (loss) approximated net income (loss).

The table below sets forth the consolidated statement of cash flows information, including the amounts originally reported and the restated amounts for the six months ended June 30, 2026:

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements

	Six months ended June 30, 2026
(in thousands)	As Previously Reported	Adjustment	As Restated
Operating activities:
Net loss	$(131,825)	$4,335	$(127,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash interest expense	5,682	(2,119)	3,563
Loss on extinguishment of debt	8,870	7,080	15,950
Derivative expense	7,552	(7,096)	456
Change in fair value of derivative liabilities	10,441	1,879	12,320
Other	(2,117)	(4,079)	(6,196)
Net cash used in operating activities*	(47,402)	—	(47,402)
*Net cash used in operating activities is unchanged by these non-cash corrections.
The impacts of the restatements have been reflected throughout these condensed consolidated financial statements, including the applicable Notes to the condensed consolidated financial statements.

2. Fair value measurements
The Company’s assets and liabilities that are measured at fair value on a recurring basis within the fair value hierarchy are summarized as follows:

	June 30, 2026				December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(As Restated)
Cash equivalents (1):
Money market funds	$17,141	$—	$—	$17,141	$40,120	$—	$—	$40,120
Total cash equivalents	$17,141	$—	$—	$17,141	$40,120	$—	$—	$40,120
Liabilities:
Derivative liabilities	$—	$19,233	$4,500	$23,733	$—	$—	$—	$—
Warrant liability	—	—	6,774	6,774	—	—	13,090	13,090
Total liabilities	$—	$19,233	$11,274	$30,507	$—	$—	$13,090	$13,090
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
The fair value of the warrants was estimated with the following assumptions:

June 30, 2026
Volatility	73%
Risk-free interest rate	4.4%
Dividend yield	—%
Expected term (years)	9.09
The expected term was corrected from a term of 1.56 years to the remaining contractual term of the warrants through August 1, 2035, which was approximately 9.09 years at June 30, 2026. Expected volatility is based on a blend of historical volatility (90% weighting) and implied volatility (10% weighting). The risk-free interest rate is based on a term-matched U.S. Treasury yield at the valuation date. The dividend yield is zero. As part of the restatement, the Company removed the incorrectly applied illiquidity adjustment to the warrants valuation.
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

June 30, 2026
Volatility	114%
Risk-free/credit spread interest rate	19.3%
Dividend yield	—%
Conversion price discount	91.6%
Changes in the fair value of the Level 3 warrant liability and derivative liability related to the conversion feature of the Convertible Debentures during the six months ended June 30, 2026 were as follows:

(in thousands)	Warrant Liability	Derivative Liability associated with the Convertible Debentures
	(As Restated)
Balance as of December 31, 2025	$13,090	$—
Issuance of warrants or derivative liability	—	12,054
Change due to conversion/settlement	—	(6,454)
Change in fair value	(6,316)	(1,100)
Balance as of June 30, 2026	$6,774	$4,500
During the six months ended June 30, 2026, the Company issued 15.5 million shares of the Company’s Class A common stock due to the exercise of the conversion option by YA II PN for a principal amount of $11.2 million of the Convertible Debentures. The derivative liability associated with the Convertible Debentures conversion feature was reduced proportionately upon each conversion, using an as-converted value to estimate fair value, for an aggregate decrease of $6.5 million.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
As of June 30, 2026, expected amortization expense of intangible assets with definite lives for future periods was as follows:

(in thousands)	Total
Year ending December 31,
2026 (remaining 6 months)	$937
2027	1,875
2028	313
2029	—
2030	—
$3,125
Goodwill
Changes to the carrying amount of goodwill during the six months ended June 30, 2026 were as follows:

(in thousands)	Carrying Amount
Carrying amount as of December 31, 2025	$133,751
Goodwill impairment	—
Carrying amount as of June 30, 2026	$133,751

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
Accrued expenses and other current liabilities

(in thousands)	June 30, 2026	December 31, 2025
	(As Restated)
Purchase order commitments(1)	$42,094	$1,343
Derivative liabilities	23,733	—
Accrued sales incentives	26,530	38,259
Accrued liabilities	20,379	30,274
Employee related liabilities	7,547	8,255
Warranty liabilities	3,161	4,315
Customer deposits	2,671	1,216
Return liability	1,239	3,293
Inventory received	805	3,423
Other	4,174	5,478
Accrued expenses and other current liabilities	$132,333	$95,856
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Borrowed funds accrue interest as of Amendment No. 3, at the Company’s option, at a rate equal to either (i) a per annum rate equal to the base rate plus a margin of 3.50% or (ii) a per annum rate equal to the Secured Overnight Financing Rate (SOFR) plus a 10 basis point premium and a margin of 4.50%. The Company is required to pay a commitment fee on the unused portion of the 2021 Credit Facility of 0.25% per annum. Amounts owed under the 2021 Credit Agreement are guaranteed by certain of the Company’s United States subsidiaries and secured by a first-priority security interest in substantially all of the assets of the Company and certain of its subsidiaries (including intellectual property registrations and applications, which is subject to an intercreditor agreement).
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
of 1.05x under the 2025 Credit Agreement. On May 8, 2026, the Company received a waiver from the Lender under the 2025 Credit Agreement waiving the asset coverage ratio non-compliance as of March 31, 2026.
For the period ended June 30, 2026, the Company was in compliance with the liquidity and minimum unused availability financial covenants contained in the 2021 Credit Agreement; however, the Company was not in compliance with the minimum EBITDA or the minimum asset coverage ratio of 1.15x under the 2025 Credit Agreement. On July 9, 2026, the Company entered into Waiver and Amendment No. 3 to the 2025 Credit Agreement that among other things, waived the second quarter of 2026 EBITDA and asset coverage ratio non-compliance as of June 30, 2026. Additionally, on July 9, 2026, the Company entered into Waiver and Amendment No. 4 to the 2021 Credit Agreement that among other things, waived (i) a failure to deliver annual financial statements without a “going concern” or like qualification, and related notice requirement, and (ii) defaults related to compliance with certain affirmative and negative covenants. No upfront cash fee was paid solely in consideration for the waiver. However, in connection with Waiver and Amendment No. 4 to the 2021 Credit Agreement, the Company entered into the Fee Letter, which provides for contingent and other fees, and mandatory repayments described above. There are outstanding letters of credit under the 2021 Credit Agreement which total $5.0 million for certain duty-related requirements which were not collateralized by any cash on hand. As of June 30, 2026, the Company had $24.4 million outstanding under the 2021 Credit Agreement and had zero available to draw given the $10.0 million unused availability covenant.
During the three months ended March 31, 2026 and six months ended June 30, 2026, the Company concluded that substantial doubt existed about its ability to continue as a going concern, as further described in Note 1 Summary of business and significant accounting policies. Based on the Company’s current financial forecasts, the Company does not expect it will be able to repay its 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with its financial covenants under the 2021 Credit Agreement and the 2025 Credit Agreement as of the next measurement date. The Company is actively evaluating potential remediation options, including seeking waivers or amendments from its lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, beginning with the period ended March 31, 2026, ASC 470-10-45 Debt required the Company to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. The outstanding balance under the 2021 Credit Agreement continues to be classified as short-term debt in the condensed consolidated balance sheet as of June 30, 2026 as it is also due within a year.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
As of June 30, 2026 and December 31, 2025, the outstanding principal under the 2025 Term Loan was $49.0 million and $49.8 million, respectively, the unamortized debt issuance cost was zero and $1.9 million, respectively, the unamortized debt discount was $4.0 million and $11.3 million, respectively, and the net carrying amount of the liability was $45.0 million and $36.6 million, respectively, which was recorded as short term debt as of June 30, 2026 and long-term debt as of December 31, 2025 within the condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, the Company recorded $1.4 million and zero, respectively, of interest expense and $0.6 million and zero, respectively, for amortization of the debt discount. For the six months ended June 30, 2026 and 2025, the Company recorded $2.8 million and zero, respectively, of interest expense, $1.7 million and zero, respectively, for amortization of the debt discount, and $0.1 million and zero, respectively, for amortization of debt issuance costs.
For the period ended December 31, 2025, the Company was not in compliance with the asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 and the Company subsequently cured the non-compliance by entering into an amendment on February 27, 2026. As of March 31, 2026, the Company was not in compliance with the minimum asset coverage ratio of 1.05x under the 2025 Credit Agreement. On May 8, 2026, the Company received a waiver from the Lender under the 2025 Credit Agreement waiving the asset coverage ratio non-compliance as of March 31, 2026. No fees or consideration were paid in connection with the waiver received on May 8, 2026. As of June 30, 2026, the Company was not in compliance with the minimum EBITDA or the minimum asset coverage ratio of 1.15x under the 2025 Credit Agreement. On July 9, 2026, the Company entered into a Waiver and Amendment No. 3 to the 2025 Credit Agreement that waived (i) the EBITDA and asset coverage ratio non-compliance as of June 30, 2026, (ii) a failure to deliver annual financial statements without a “going concern” or like qualification, and related notice requirement, and (iii) a default related to compliance with certain negative covenants. No fees or consideration were paid in connection with the waiver received on July 9, 2026. The Company also received a waiver on October 16, 2026 related to the non-compliance with certain covenants, including non-compliance due to the restatement of the Company’s Q2 2026 10Q as discussed in Note 1A Restatement of previously issued consolidated financial statements.
During the three months ended March 31, 2026 and six months ended June 30, 2026, the Company concluded

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
Issuance costs of $0.5 million allocated to the embedded conversion derivative were expensed and recorded in other income (expense), net, in the condensed consolidated statements of operations for the six months ended June 30, 2026. The derivative liability is subsequently remeasured at fair value at each reporting date, with changes in fair value recorded in other income (expense), net. As of June 30, 2026 and December 31, 2025, the fair value of the derivative liability was $4.5 million and zero, respectively.

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
During the three and six months ended June 30, 2026, the Company issued 15.5 million shares of the Company’s Class A common stock due to the exercise of the conversion option by YA II PN for a principal amount of $11.2 million of the Convertible Debentures. Upon each conversion, the Company remeasured the embedded conversion derivative to fair value, accreted the debt host to the conversion date, and derecognized the proportionate carrying amount of the debt host and the fair value of the embedded conversion derivative attributable to the converted principal. The difference between the $15.3 million fair value of the shares issued and the carrying amounts derecognized was recognized as a loss on extinguishment of $2.9 million in other income (expense), net, for the three and six months ended June 30, 2026.
As of June 30, 2026 and December 31, 2025, the outstanding principal of the Convertible Debentures was $13.8 million and zero, respectively, the unamortized debt issuance cost was $0.2 million and zero, respectively, the unamortized debt discounts were $5.9 million and zero, respectively, and the net carrying amount of the liability was $7.7 million and zero, respectively, which was recorded as short-term debt in the condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, the Company recorded less than $0.1 million and zero, respectively, for amortization of debt issuance costs and $1.3 million and zero, respectively, for amortization of the debt discounts. For the six months ended June 30, 2026 and 2025, the Company recorded $0.1 million and zero, respectively, for amortization of debt issuance costs and $1.8 million and zero, respectively, for amortization of the debt discounts. The effective interest rate on the debt host is approximately 66.2%.
Based on the Company’s current financial forecast, the Company continues to expect that it will not be able to repay its 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with its financial covenants under the 2021 Credit Agreement and 2025 Credit Agreement as of the next measurement date. The Company is actively evaluating potential remediation options, including seeking waivers or amendments from its lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, beginning with the period ended March 31, 2026, ASC 470-10-45 Debt required the Company to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement, and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. As a result, the outstanding balance under the Convertible Debentures continues to be classified as short-term debt in the condensed consolidated balance sheet as of June 30, 2026.

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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
The 2024 Plan provides for the granting of incentive and non-qualified stock options, restricted stock awards (RSAs), restricted stock units (RSUs), stock appreciation rights, stock bonus awards (SBAs) and performance awards to qualified employees, non-employee directors and consultants. Options granted under the 2024 Plan generally expire within ten years from the date of grant and generally vest over one to four years. RSUs granted under the 2024 Plan generally vest over two to four years based upon continued service and are settled at vesting in shares of the Company’s Class A common stock. Performance stock units (PSUs) granted under the 2024 Plan generally vest over three years based upon continued service and the Company achieving certain financial and operating targets and are settled at vesting in shares of the Company’s Class A common stock. SBAs granted under the 2024 Plan are generally granted and vested on the same day based on continued service and employees achieving certain performance goals and are settled at vesting in shares of the Company’s Class A common stock. The Company accounts for forfeitures of stock-based payment awards in the period they occur. The 2024 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each six-month offering period. For additional information regarding the Company’s equity incentive plans, refer to the Annual Report on Form 10-K/A for the year ended December 31, 2025.
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
Stock-based compensation expense. The Company measures compensation expense for all stock-based payment awards based on the estimated fair values on the date of the grant. The fair value of stock options granted and ESPP issuances is estimated using the Black-Scholes option pricing model. The fair value of RSUs and PSUs are determined using the Company’s closing stock price on the date of grant. The fair value of SBAs is determined using the expected fixed dollar amount that will be settled by issuing shares of the Company’s Class A common stock on the vesting date. There have been no significant changes in the Company’s valuation assumptions from those disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 2025.
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

7. Net loss per share
The following table presents the calculations of basic and diluted net loss per share:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
	(As Restated)		(As Restated)
Numerator:
Net loss	$(51,179)	$(16,422)	$(127,490)	$(63,131)

Denominator:
Weighted-average common shares - basic and diluted for Class A and Class B common stock	171,234	157,843	167,243	157,144

Basic and diluted net loss per share	$(0.30)	$(0.10)	$(0.76)	$(0.40)
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
The Company recorded an income tax expense of $0.8 million for the three months ended June 30, 2026 on a pre-tax net loss of $50.4 million, as restated. The restatement adjustments described in Note 1A. Restatement of previously issued consolidated financial statements, did not change the income tax expense because the Company maintains a full valuation allowance on its United States federal and state net deferred tax assets. The Company’s income tax expense for the three months ended June 30, 2026 primarily resulted from a tax expense of $1.2 million on pre-tax book income in certain tax jurisdictions, partially offset by a tax benefit on foreign provision to income tax return adjustments of $0.5 million.
The Company recorded an income tax expense of $2.6 million for the six months ended June 30, 2026 on a pre-tax net loss of $124.8 million. The Company’s income tax expense for the six months ended June 30, 2026 primarily resulted from a tax expense of $2.4 million on pre-tax book income in certain tax jurisdictions and discrete items that included $1.2 million of nondeductible equity tax expense for employee stock-based compensation and $0.6 million from the establishment of a valuation allowance on foreign deferred tax assets due to the substantial doubt about the Company’s ability to continue as a going concern, partially offset by a net decrease in the domestic valuation allowance of $1.0 million and a tax benefit on foreign provision to income tax return adjustments of $0.5 million.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

11. Concentrations of risk and geographic information
Concentration of risk. Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, accounts receivable and derivative instruments. The Company places cash and cash equivalents with high-credit-quality financial institutions; however, the Company maintains cash balances in excess of the FDIC insurance limits. The Company believes that credit risk for accounts receivable is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within the Company’s expectations.
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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
2026 Notes and 2026 Warrants
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
Events Subsequent to Original Issuance of Financial Statements
Agreement and Plan of Merger
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

GoPro, Inc.
Notes to Condensed Consolidated Financial Statements
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q/A and our audited consolidated financial statements and the related notes and the discussion under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025 filed with the SEC. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, include forward-looking statements that involve risks and uncertainties as described under the heading Special Note About Forward-Looking Statements in this Quarterly Report on Form 10-Q/A. You should review the disclosures under the heading Risk Factors in Part I, Item 1A. of the Annual Report on Form 10-K/A for the year ended December 31, 2025 in addition to the Risk Factors disclosed in Part II, Item 1A. of our Quarterly Reports on Form 10-Q/A for the three months ended March 31, 2026 and June 30, 2026 for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements. Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and accompanying notes to assist readers in understanding our results of operations, financial condition and cash flows.
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
Restatement of previously issued financial statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our consolidated financial statements, as more fully described in Note 1A. Restatement of previously issued consolidated financial statements to our consolidated financial statements. For further detail regarding the restatement, see Part I, Item 4, Controls and Procedures.
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
In May 2026, we began shipping our MISSION 1 Series of cameras, which feature a 50-megapixel 1” sensor and our new GP3 processor. The MISSION 1 Series of cameras is comprised of MISSION 1 PRO and MISSION 1. MISSION 1 PRO is our flagship camera, which shoots 8K video at 60 frames per second (FPS), 8K Open Gate

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
video in 4:3 aspect ratio at 30 FPS, 4K video at 240 FPS, and 1080p video at 960 FPS. The MISSION 1 camera is similar to the MISSION 1 PRO, but is limited to 8K video at 30 FPS, 4K Open Gate video in 4:3 aspect ratio at 120 FPS, and 4K video at 120 FPS. Additionally, we began shipping the MISSION 1 PRO Grip Edition in May 2026, which bundles the MISSION 1 PRO camera with a 2-in-1 grip solution that can be used as an ergonomic grip or mountable metal cage. In July 2026, we began shipping our Mission 1 Pro Creator Edition and Mission 1 Pro Ultimate Creator Edition. The Mission 1 Pro Creator Edition combines the Mission 1 Pro, Media Mod, Volta 2 and Wireless Mic kit while the Mission 1 Pro Ultimate Creator Edition combines the Mission 1 Pro, Media Mod, Wireless Mic kit, Fluid AI Pro gimbal and Light Mod.
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
We continue to monitor the current evolving macroeconomic landscape. Inflation, fluctuating interest rates, tariffs, component pricing, consumer spending, and recession concerns place increasing pressure on many areas of our business, including hardware and software product pricing and operating expenses. In the past, the strength of the U.S. dollar relative to other foreign currencies largely impacted our revenue and gross margin. Revenue from the U.S. was 59.4% and 50.3% of revenue for the six months ended June 30, 2026 and 2025, respectively. If the U.S. dollar strengthens relative to other foreign currencies in the future, our financial results will be negatively impacted. See Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2025 and Part II, Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q/A for the three months ended March 31, 2026 and June 30, 2026 for further discussion of the possible impact of evolving macroeconomic conditions on our business.
The following is a summary of measures presented in our condensed consolidated financial statements and key metrics used to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

% Change
(units and dollars in thousands, except per share amounts)	Q2 2026	Q1 2026	Q2 2025	Q2 2026 vs. Q1 2026	Q2 2026 vs. Q2 2025
(As Restated)	(As Restated)
Total revenue	$104,934	$99,065	$152,643	6%	(31)%
Camera units shipped (1)	197	267	408	(26)%	(52)%
Gross margin (2)	30.2%	4.3%	35.8%	2,590	bps	(560)	bps
Operating expenses	$70,645	$61,551	$68,670	15%	3%
Net loss	$(51,179)	$(76,311)	$(16,422)	(33)%	212%
Diluted net loss per share	$(0.30)	$(0.47)	$(0.10)	(36)%	200%
Cash provided by (used in) operations	$(10,184)	$(37,218)	$8,752	(73)%	(216)%

Other financial information:
Adjusted EBITDA (3)	$(29,497)	$(49,781)	$(5,690)	(41)%	418%
Non-GAAP net loss (4)	$(35,562)	$(57,574)	$(11,957)	(38)%	197%
Non-GAAP diluted net loss per share (5)	$(0.21)	$(0.35)	$(0.08)	(40)%	163%
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
Second Quarter 2026 financial performance
Revenue for the three months ended June 30, 2026 was $104.9 million, of which, $76.0 million was from hardware sales and $29.0 million was from subscription and services. Hardware revenue decreased 39.9% from the prior year period primarily due to a 51.7% year-over-year decrease in camera units shipped. Camera units shipped decreased 51.7% year-over-year primarily due to channel partners reducing their on-hand inventories by approximately 120 thousand units, or 19.1%, sequentially and by approximately 228 thousand units, or 30.9%, year-over-year, as well as significantly higher average selling prices due to the launches of the MISSION 1 series of cameras, MAX2, and modest price increases across our other cameras due to tariffs and higher memory pricing. Subscription and services revenue increased 10.6% from the prior year period primarily due to an increase in the average revenue per user driven by a slight price increase of our Premium subscription in December 2025, partially offset by a 10.7% decrease in subscribers as camera units shipped decreased year-over-year. Retail revenue was $58.4 million for the three months ended June 30, 2026 and represented 55.7% of total revenue, compared to 73.0% of total revenue for the same period in 2025. GoPro.com revenue, which includes subscription and service revenue, was $46.5 million for the three months ended June 30, 2026 and represented 44.3% of total revenue, compared to 27.0% of total revenue in the prior year period. Our overall subscription attach rate from both sales on GoPro.com and from post-camera purchases at retail was 69% for the three months ended June 30, 2026, up from 54% in the prior year quarter. Our aggregate retention rate for annual subscribers was 67% for the three months ended June 30, 2026, compared to 68% for the same period in 2025. Our gross margin percentage for the three months ended June 30, 2026 was 30.2%, compared to 35.8% for the same period in 2025. Net loss for the three months ended June 30, 2026 was $51.2 million, compared to a net loss of $16.4 million for the same period in 2025. Adjusted EBITDA for the three months ended June 30, 2026 was negative $29.5 million, compared to negative $5.7 million for the same period in 2025.
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
Additionally, we have not identified goodwill impairment triggering events since the issuance of our first quarter financial information and through the end of the second quarter of 2026. As such, we concluded that it is not more likely than not that the fair value of our single reporting unit is less than the carrying value as of June 30, 2026. While there was no required goodwill impairment test, our market capitalization of $141.5 million exceeded the carrying value of our single reporting unit of negative $29.3 million or over 100% as of June 30, 2026, which was not adjusted for an acquisition control premium, which would further increase the percentage the fair value exceeded the carrying value.
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

Results of Operations
The following table sets forth the components of our condensed consolidated statements of operations for each of the periods presented, and each component as a percentage of total revenue:

	Three months ended June 30,				Six months ended June 30,
(dollars in thousands)	2026		2025		2026		2025
	(As Restated)				(As Restated)
Revenue
Hardware	$75,953	72%	$126,428	83%	$148,103	73%	$233,847	81%
Subscription and services	28,981	28	26,215	17	55,896	27	53,104	19
Total revenue	104,934	100	152,643	100	203,999	100	286,951	100
Cost of revenue
Hardware	62,510	60	90,566	59	148,199	73	174,162	61
Subscription and services	10,761	10	7,414	5	19,831	10	14,977	5
Total cost of revenue	73,271	70	97,980	64	168,030	82	189,139	66
Gross profit	31,663	30	54,663	36	35,969	18	97,812	34
Operating expenses:
Research and development	29,646	28	30,503	20	58,081	28	60,060	21
Sales and marketing	29,016	28	25,275	17	52,234	26	48,533	17
General and administrative	11,983	11	12,892	8	21,881	11	29,834	10
Goodwill impairment	—	—	—	—	—	—	18,600	6
Total operating expenses	70,645	67	68,670	45	132,196	65	157,027	54
Operating loss	(38,982)	(37)	(14,007)	(9)	(96,227)	(47)	(59,215)	(20)
Other income (expense):
Interest expense	(4,369)	(4)	(1,436)	(1)	(8,107)	(4)	(2,233)	(1)
Other income (expense), net	(7,032)	(7)	330	—	(20,515)	(10)	1,278	—
Total other income (expense), net	(11,401)	(11)	(1,106)	(1)	(28,622)	(14)	(955)	(1)
Loss before income taxes	(50,383)	(48)	(15,113)	(10)	(124,849)	(61)	(60,170)	(21)
Income tax expense	796	1	1,309	1	2,641	1	2,961	1
Net loss	$(51,179)	(49)%	$(16,422)	(11)%	$(127,490)	(62)%	$(63,131)	(22)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Revenue

(camera units and dollars in thousands, except average selling price)	Three months ended June 30,			Six months ended June 30,
	2026	2025	% Change	2026	2025	% Change
Camera units shipped	197	408	(52)%	464	793	(41)%

Average selling price*	$532	$374	42	$440	$362	22

Hardware	$75,953	$126,428	(40)%	$148,103	$233,847	(37)%
Percentage of total revenue	72.4%	82.8%		72.6%	81.5%
Subscription and services	$28,981	$26,215	11	$55,896	$53,104	5
Percentage of total revenue	27.6%	17.2%		27.4%	18.5%
Total revenue	$104,934	$152,643	(31)%	$203,999	$286,951	(29)%

Retail	$58,430	$111,482	(48)%	$119,312	$205,363	(42)%
Percentage of total revenue	55.7%	73.0%		58.5%	71.6%
GoPro.com	$46,504	$41,161	13	$84,687	$81,588	4
Percentage of total revenue	44.3%	27.0%		41.5%	28.4%
Total revenue	$104,934	$152,643	(31)%	$203,999	$286,951	(29)%

Americas	$68,621	$98,780	(31)%	$136,069	$180,635	(25)%
Percentage of total revenue	65.4%	64.7%		66.7%	63.0%
Europe, Middle East and Africa (EMEA)	$20,144	$35,128	(43)	$40,893	$75,204	(46)
Percentage of total revenue	19.2%	23.0%		20.0%	26.2%
Asia and Pacific (APAC)	$16,169	$18,735	(14)	$27,037	$31,112	(13)
Percentage of total revenue	15.4%	12.3%		13.3%	10.8%
Total revenue	$104,934	$152,643	(31)%	$203,999	$286,951	(29)%
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
See Note 12 Restructuring charges, to the Notes to condensed consolidated financial statements.
Other income (expense)

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
	(As Restated)			(As Restated)
Interest expense	$(4,369)	$(1,436)	204%	$(8,107)	$(2,233)	263%
Other income (expense), net	(7,032)	330	(2,231)	(20,515)	1,278	(1,705)
Total other income (expense), net	$(11,401)	$(1,106)	931%	$(28,622)	$(955)	2897%
Total other income (expense), net was expense of $11.4 million for the three months ended June 30, 2026 compared to expense of $1.1 million in the same period of 2025. The year-over-year change of $10.3 million was primarily driven by a $2.9 million increase in interest expense related to the Securities Purchase Agreement and 2025 Credit Agreement, a $4.7 million loss related to changes in value of the claims for the potential refund of IEEPA tariffs transferred to Mateo Financing, LLC as further discussed in Note 4 Financing arrangements, and a $0.7 million gain related to changes in the fair value of the derivative liability associated with the Convertible Debentures.
Total other income (expense), net was an expense of $28.6 million for the six months ended June 30, 2026 compared to expense of $1.0 million in the same period of 2025. The year-over-year change of $27.7 million was primarily due to the impact of our assessment of the 2025 Credit Agreement amendment on February 27, 2026, which resulted in a $15.9 million loss on the extinguishment of debt, and a $10.5 million loss related to changes in value of the claims for the potential refund of IEEPA tariffs transferred to Mateo Financing, LLC as further discussed in Note 4 Financing arrangements, and a $2.9 million loss on settlement of debt upon conversions of the Convertible Debentures. The year-over-year change was also driven by a $5.9 million increase in interest expense primarily related to the Securities Purchase Agreement and 2025 Credit Agreement, partially offset by a decrease in interest related to our 2025 convertible senior notes which matured in November 2025. These expenses and losses were partially offset by a $6.3 million net gain on the revaluation of the warrants issued in connection with the 2025 Credit Agreement as discussed in Note 4 Financing arrangements, a $1.2 million gain on the sale of intellectual property that did not reoccur in the same period of 2025, and a $0.6 million net gain related to the derivative liability associated with the Convertible Debentures, consisting of a $1.1 million gain from changes in fair value partially offset by $0.5 million of issuance costs allocated to the derivative and expensed at issuance, discussed in Note 4 Financing arrangements.
Income taxes

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Income tax expense	$796	$1,309	(39)%	$2,641	$2,961	(11)%

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
We recorded an income tax expense of $0.8 million for the three months ended June 30, 2026 on a pre-tax net loss of $50.4 million. Our income tax expense for the three months ended June 30, 2026 primarily resulted from a tax expense of $1.2 million on pre-tax book income in certain tax jurisdictions, partially offset by a tax benefit on foreign provision to income tax return adjustments of $0.5 million.
We recorded an income tax expense of $2.6 million for the six months ended June 30, 2026 on a pre-tax net loss of $124.8 million. Our income tax expense for the six months ended June 30, 2026 primarily resulted from a tax expense of $2.4 million on pre-tax book income in certain tax jurisdictions and discrete items that included $1.2 million of nondeductible equity tax expense for employee stock-based compensation and $0.6 million from the establishment of a valuation allowance on foreign deferred tax assets due to the substantial doubt about our ability to continue as a going concern, partially offset by a net decrease in the domestic valuation allowance of $1.0 million and tax benefit on foreign provision to income tax return adjustments of $0.5 million.
Each quarter, we assess the realizability of our deferred tax assets under ASC Topic 740. We assess available positive and negative evidence to estimate whether sufficient future taxable income will be generated to realize our deferred tax assets. In the assessment for the period ended June 30, 2026, we concluded that it remains more likely than not that our deferred tax assets would not be realizable. As of June 30, 2026, the total valuation allowance on United States federal and state net deferred tax assets was $344.6 million. The restatement adjustments described in Note 1A. Restatement of previously issued consolidated financial statements, did not change the income tax expense because we maintain a full valuation allowance on United States federal and state net deferred tax assets.
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
As of June 30, 2026, our cash, cash equivalents, and marketable securities totaled $27.3 million. The overall cash used in operating activities of $47.4 million for the six months ended June 30, 2026 was primarily attributable to a net loss of $127.5 million, partially offset by net cash inflows from other non-cash expenses of $38.8 million, and changes in our working capital of $41.3 million. Working capital changes for the six months ended June 30, 2026 of $41.3 million were the result of a $39.4 million increase in accounts payable and other liabilities, and a $33.1 million decrease in accounts receivables, partially offset by a $20.4 million increase in prepaid expenses and other assets, an $8.3 million increase in inventory, and a $2.5 million decrease in deferred revenue . As of June 30, 2026, $2.8 million of cash was held by our foreign subsidiaries.
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
As of June 30, 2026, we were in compliance with the liquidity and minimum unused availability financial covenants contained in the 2021 Credit Agreement; however, we were not in compliance with the minimum EBITDA or the minimum asset coverage ratio of 1.15x under the 2025 Credit Agreement. On July 9, 2026, we entered into Waiver and Amendment No. 3 to the 2025 Credit Agreement that among other things, waived the second quarter of 2026 EBITDA and asset coverage ratio non-compliance as of June 30, 2026. Additionally, on July 9, 2026, we entered into Waiver and Amendment No. 4 to the 2021 Credit Agreement that among other things, waived (i) a failure to deliver annual financial statements without a “going concern” or like qualification, and related notice requirement, and (ii) defaults related to compliance with certain affirmative and negative covenants. No upfront cash fee was paid solely in consideration for the waiver. However, in connection with Waiver and Amendment No. 4 to the 2021 Credit Agreement, we entered into the Fee Letter, which provides for contingent and other fees, and mandatory repayments described above. There are outstanding letters of credit under the 2021 Credit Agreement which total $5.0 million for certain duty-related requirements which were not collateralized by any cash on hand. As of June 30, 2026, we had $24.4 million outstanding under the 2021 Credit Agreement and had zero available to draw given the $10.0 million unused availability covenant.
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
For the period ended December 31, 2025, we were not in compliance with the asset coverage ratio of 1.25x or minimum EBITDA covenant of not less than $10.0 million for the fiscal quarter ending December 31, 2025 and we subsequently cured the non-compliance by entering into an amendment on February 27, 2026. As of March 31, 2026, we were not in compliance with the minimum asset coverage ratio of 1.05x under the 2025 Credit Agreement. On May 8, 2026, we received a waiver from the Lender under the 2025 Credit Agreement waiving the

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
asset coverage ratio non-compliance as of March 31, 2026. As of June 30, 2026, we were not in compliance with the minimum EBITDA or the minimum asset coverage ratio of 1.15x under the 2025 Credit Agreement. On July 9, 2026, we entered into a Waiver and Amendment No. 3 to the 2025 Credit Agreement that waived (i) the EBITDA and asset coverage ratio non-compliance as of June 30, 2026, (ii) a failure to deliver annual financial statements without a “going concern” or like qualification, and related notice requirement, and (iii) a default related to compliance with certain negative covenants. No fees or consideration were paid in connection with the waiver received on July 9, 2026. As of June 30, 2026, the outstanding principal under the 2025 Term Loan was $49.0 million. We also received a waiver on October 16, 2026 related to the non-compliance with certain covenants, including non-compliance due to the restatement of our Q2 2026 10Q as discussed in Note 1A Restatement of previously issued consolidated financial statements.
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
On August 4, 2025, in connection with the 2025 Credit Agreement, we issued an aggregate of 11,076,968 warrants to purchase shares of our common stock at an initial exercise price of $1.25 per share. On November 5, 2025, in connection with Amendment No. 1 to the 2025 Credit Agreement, the original warrants were cancelled and replaced with warrants having an exercise price of $0.75 per share. The warrants were initially valued at $11.3 million using a Black-Scholes option pricing model, with an expected term equal to the remaining contractual term, and the initial fair value was recorded as a debt discount on the 2025 Term Loan. Amendment No. 1 to the 2025 Credit Agreement was accounted for as a debt modification, and the $1.0 million incremental fair value attributable to the exercise price reduction was recorded as additional debt discount and amortized to interest expense through the February 27, 2026 extinguishment. The warrants are marked-to-market with any changes in fair value recorded through earnings in other income (expense), net. The warrants were classified as a Level 3 financial instrument as discussed in Note 2. Fair value measurements. The warrants may be exercised at any time prior to 5:00 p.m. Eastern time, on August 1, 2035. Exercise of the warrants will dilute the ownership interests of existing stockholders. Any warrants not exercised prior to such time will expire.
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
Issuance costs of $0.5 million allocated to the embedded conversion derivative were expensed and recorded in other income (expense), net, in the condensed consolidated statements of operations for the six months ended June 30, 2026. The derivative liability is subsequently remeasured at fair value at each reporting date, with changes in fair value recorded in other income (expense), net. As of June 30, 2026 and December 31, 2025, the fair value of the derivative liability was $4.5 million and zero, respectively.
During the three and six months ended June 30, 2026, we issued 15.5 million shares of our Class A common stock due to the exercise of the conversion option by YA II PN for a principal amount of $11.2 million of the Convertible Debentures. Upon each conversion, the Company remeasured the embedded conversion derivative to fair value, accreted the debt host to the conversion date, and derecognized the proportionate carrying amount of the debt host and the fair value of the embedded conversion derivative attributable to the converted principal. The difference between the $15.3 million fair value of the shares issued and the carrying amounts derecognized was recognized as a loss on extinguishment of $2.9 million in other income (expense), net, for the three and six months ended June 30, 2026. Additionally, subsequent to June 30, 2026, we issued 2.7 million shares of our Class A common stock due to the exercise of the conversion option by YA II PN for a principal amount of $1.8 million of the Convertible Debentures. Refer to the derivatives financial instrument accounting policy included in Note 1 Summary of business and significant accounting policies.
As of June 30, 2026 and December 31, 2025, the outstanding principal of the Convertible Debentures was $13.8 million and zero, respectively, the unamortized debt issuance cost was $0.2 million and zero, respectively, the unamortized debt discounts were $5.9 million and zero, respectively, and the net carrying amount of the liability was $7.7 million and zero, respectively, which was recorded as short-term debt in the condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, we recorded less than $0.1 million and zero, respectively, for amortization of debt issuance costs and $1.3 million and zero, respectively, for amortization of the debt discounts. For the six months ended June 30, 2026 and 2025, we recorded $0.1 million and zero, respectively, for amortization of debt issuance costs and $1.8 million and zero, respectively, for amortization of the debt discounts. The effective interest rate on the debt host is approximately 66.2%.
Based on our current financial forecast, we continue to expect that we will not be able to repay the 2021 Credit Agreement under Amendment No. 4 in 180 days and comply with our financial covenants under the 2021 Credit Agreement and 2025 Credit Agreement as of the next measurement date. We are actively evaluating potential remediation options, including seeking waivers or amendments from the lenders and other repayment options; however, no waiver or amendment, other than those described herein, has been obtained as of the date of the issuance of these condensed consolidated financial statements, and there can be no assurance that any such relief will be obtained. As a result, beginning with the period ended March 31, 2026, ASC 470-10-45 Debt required us to classify as current all obligations under the 2021 Credit Agreement, the 2025 Credit Agreement, and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. As a result, the outstanding balance under the Convertible Debentures continues to be classified as short-term debt in the condensed consolidated balance sheet as of June 30, 2026.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
During the six months ended June 30, 2026, our performance continued to be adversely impacted by an increasingly global competitive landscape, consumer-related macroeconomic issues resulting in a softer global consumer market, rising memory costs and supply constraints. During the six months ended June 30, 2026 and 2025, total revenue was $204.0 million and $287.0 million, respectively, representing a 28.9% decline year-over-year. As a result, we incurred operating losses of $96.2 million and operating cash outflows of $47.4 million during the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $27.3 million and $49.7 million, respectively, an aggregate principal debt balance outstanding of $87.2 million and $69.3 million, respectively, and an accumulated deficit of $901.7 million and $774.3 million, respectively. Additionally, as of June 30, 2026, we were not in compliance with the financial covenants under our 2025 Credit Agreement as discussed in Note 4. Financing Arrangements. We were also not in compliance with certain other covenants under the 2021 Credit Agreement and 2025 Credit Agreement that are described further above. We subsequently received waivers from the lenders of the 2021 Credit Agreement and 2025 Credit Agreement on July 9, 2026 and October 16, 2026. Future non-compliance with financial covenants may limit our access to existing credit facilities or result in an acceleration of debt obligations, which would further adversely impact liquidity. Additionally, on July 9, 2026, we entered into the Fee Letter, which requires repayment of the 2021 Credit Agreement on or before January 5, 2027, as further discussed in Note 4 Financing arrangements. On July 9, 2026, we issued the 2026 Notes for $20.0 million which are due in July 2028, as discussed in Note 13 Subsequent events. Additionally, we issued an additional Convertible Debenture of $20.0 million in September 2026, which are due in July 2028 under the Securities Purchase Agreement, as discussed in Note 4 Financing arrangements.
As of June 30, 2026, and through the issuance date of these financial statements, our forecast has been significantly impacted by events which were not known or reasonably knowable as of the original issuance date of our annual financial statements including: (1) Amendment No. 4 of the 2021 Credit Agreement requiring the outstanding balance as of the amendment date (which was $24.4 million as of June 30, 2026) to be paid in full within 180 days from July 9, 2026; (2) changes in our arrangement with a contract manufacturer which will require us to purchase inventory directly from suppliers prior to product manufacturing which will impact ongoing working capital requirements; (3) continued increases and volatility in memory costs, including an initial unexpected price increases ranging from 80% to 115% in the last week of March 2026; (4) communication from our memory suppliers in April 2026 regarding planned reductions in the production of the memory used in our products causing a reduction in forecasted sales volumes of certain products which also impacted our expected utilization of materials subject to a non-cancelable non-refundable purchase commitment of $39.6 million; and (5) softness in the sales channel. As a result, we expect to continue to incur operating losses and negative operating cash flows, further reducing liquidity and increasing reliance on external sources of capital. For the periods ended December 31, 2025, March 31, 2026 and June 30, 2026, we were not in compliance with certain covenants under the 2021 Credit Agreement and the 2025 Credit Agreement, which were subsequently cured or waived. We continue to expect that we will not be able to comply with the future minimum financial covenants in our 2021 Credit Agreement and 2025 Credit Agreement, including, but not limited to minimum liquidity, minimum EBITDA, minimum asset coverage ratio and other covenants at the next measurement date. As a result, beginning with the period ended March 31, 2026, we classified as current all obligations under the 2021 Credit Agreement, 2025 Credit Agreement and the Convertible Debentures, as direct default and cross-default provisions embedded in each respective agreement could, upon an event of default, permit the applicable lenders to declare all outstanding principal and accrued interest immediately due and payable. Further, pursuant to Amendment No. 4 of the 2021 Credit Agreement dated July 9, 2026, requires the outstanding balance as of the amendment date (which was $24.4 million as of June 30, 2026) to be paid in full within 180 days of July 9, 2026. Based on current projections, which incorporate the $19.9 million of net proceeds received for the 2026 Notes and the Convertible Debenture, as discussed in Note 13 Subsequent events, we do not expect to have sufficient liquidity to meet our obligations under Note 4 Financing arrangements. These conditions, considered in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date that these condensed consolidated financial statements are issued.
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
Cash flows from operating activities
Cash used in operating activities of $47.4 million for the six months ended June 30, 2026 was primarily attributable to a net loss of $127.5 million, partially offset by net cash inflows from other non-cash expenses of $38.8 million and changes in our working capital of $41.3 million. Working capital changes for the six months ended June 30, 2026 of $41.3 million were the result of a $39.4 million increase in accounts payable and other liabilities and a $33.1 million decrease in accounts receivables, partially offset by a $20.4 million increase in prepaid expenses and other assets, an $8.3 million increase in inventory, and a $2.5 million decrease in deferred revenue.
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

GoPro, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents a reconciliation of net loss to adjusted EBITDA:

	Three months ended
(in thousands)	June 30, 2026	March 31, 2026	June 30, 2025
	(As Restated)	(As Restated)
Net loss	$(51,179)	$(76,311)	$(16,422)
Income tax expense	796	1,845	1,309
Interest expense, net	4,190	3,289	916
Depreciation and amortization	1,784	1,794	1,698
POP display amortization	1,786	1,769	1,751
Stock-based compensation	4,056	2,998	5,116
(Gain) loss on extinguishment of debt	—	15,950	—
(Gain) loss on revaluation of warrants	296	(6,612)	—
(Gain) loss related to derivative liabilities	6,919	5,857	—
Restructuring and other costs	1,855	(360)	(58)
Adjusted EBITDA	$(29,497)	$(49,781)	$(5,690)
The following table presents a reconciliation of net loss to non-GAAP net loss:

	Three months ended
(in thousands, except per share data)	June 30, 2026	March 31, 2026	June 30, 2025
	(As Restated)	(As Restated)
Net loss	$(51,179)	$(76,311)	$(16,422)
Stock-based compensation	4,056	2,998	5,116
Acquisition-related costs	470	470	469
Restructuring and other costs	1,855	(360)	(58)
Non-cash interest expense	1,996	1,567	—
(Gain) loss on sale and/or license of intellectual property	—	(1,200)	—
(Gain) loss on extinguishment of debt	—	15,950	—
(Gain) loss on revaluation of warrants	296	(6,612)	—
(Gain) loss related to derivative liabilities	6,919	5,857	—
Income tax adjustments	25	67	(1,062)
Non-GAAP net loss	$(35,562)	$(57,574)	$(11,957)

GAAP diluted net loss per share	$(0.30)	$(0.47)	$(0.10)
Non-GAAP diluted net loss per share	$(0.21)	$(0.35)	$(0.08)

GAAP and non-GAAP shares for diluted net loss per share	171,234	163,208	157,843

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
Equity price risk. In connection with the 2025 Credit Agreement, we issued warrants to purchase 11,076,968 shares of our Class A common stock that are classified as a liability and remeasured at fair value each reporting period, with changes recognized in other income (expense). As of June 30, 2026, the warrant liability was $6.8 million. Because the fair value of the warrants is determined principally by reference to the market price of our Class A common stock, increases in our share price result in increases in the warrant liability and corresponding losses in our consolidated statements of operations, while decreases in our share price result in decreases in the warrant liability and in gains. These amounts are non-cash and do not affect our operating results or cash flows. A hypothetical 10% increase or decrease in the market price of our Class A common stock as of June 30, 2026 would have increased or decreased the warrant liability, and correspondingly increased or decreased our pre-tax loss, by approximately $0.8 million. The warrants expire on August 1, 2035, and we therefore expect to recognize fair value changes, which may be significant and may vary considerably between periods, through that date.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026, based on the evaluation of these controls and procedures required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in

SEC rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure because of the material weakness in internal control over financial reporting described in Item 9A of Amendment No. 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2025 filed with the SEC on October 19, 2026. This material weakness additionally resulted in the restatement of our condensed consolidated financial statements as of and for the three months ended March 31, 2026, and as of and for the three and six months ended June 30, 2026.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Refer to Legal proceedings and investigations included in Part I, Item 1., Note 10 Commitments, contingencies, and guarantees, to the Notes to condensed consolidated financial statements of this Quarterly Report on Form 10-Q/A for the three months ended June 30, 2026.

Item 1A. Risk Factors
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control, that have in the past and could in the future materially and adversely affect our business, financial condition, and results of operations. In addition to the other information set forth in this Quarterly Report on Form 10-Q/A, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K/A for the year ended December 31, 2025 and Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2026, which could materially affect our business, financial condition or future results of operations. Except as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2025 and our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2026. You should carefully consider the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2026 and all other information contained in this Quarterly Report on Form 10-Q/A before making an investment decision. The risk factors contained in our public filings do not identify all risks that we face; our business, financial condition, operations, and/or future operating results could also be affected by factors that are not presently known to us or that we currently consider to be immaterial. In that event, the trading price of our shares may decline, and you may lose part or all of your investment.

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
We may continue to experience fluctuating revenue, expenses, and profitability for a number of reasons, including other risks described in this Quarterly Report on Form 10-Q/A, our Annual Report on Form 10-K/A for the year ended December 31, 2025, and our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2026, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that impact our revenue growth or profitability.
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
We evaluated our restated financial statements and their impact on the Company’s debt covenants. For the period ended June 30, 2026, we concluded that we were not in compliance with the minimum EBITDA or minimum asset coverage ratio of 1.15x under our 2025 Credit Agreement. We subsequently received a waiver from the lenders of the 2021 Credit Agreement and 2025 Credit Agreement on July 9, 2026 and October 16, 2026. No fees or consideration were paid in connection with the waiver. In addition, the historical accounting errors and consequent restatement constitute a default or event of default under the Credit Facilities, the Convertible Debentures, and the 2026 Notes. We have obtained waivers of these defaults from the applicable lenders and noteholders. Our lenders and noteholders may not grant waivers or amendments on acceptable terms, or at all. Each of the Credit Facilities, the Convertible Debentures, and the 2026 Notes contains cross-default or cross-acceleration provisions, whereby a default under one agreement could result in a default under, and the acceleration of, our other borrowings. The occurrence of an event of default under any of these borrowing arrangements would permit the lenders under the Credit Facilities, the Convertible Debentures, and the 2026 Notes to declare all amounts outstanding under those borrowing arrangements to be immediately due and payable. If our lenders accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay those borrowings.
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
As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2026 and identified a material weakness in our internal control over financial reporting. As a result of such material weakness or the restatement, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

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

Item 6. Exhibits
Exhibit Listing

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Herewith
10.1	Waiver, dated May 8, 2026, under Amendment No. 2 to Credit Agreement dated February 27, 2026, by and among GoPro, Inc. and Farallon Capital, L.L.C., on behalf of the lenders thereunder.	10-Q/A	001-36514	10.3	October 16, 2026
10.2	Lease Agreement, dated April 16, 2026, by and between GoPro, Inc. and PenLark, L.P.	8-K	001-36514	10.1	May 19, 2026
10.3	First Amendment of GoPro, Inc. 2024 Equity Incentive Plan and related form agreements.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13(a)-14(a) and 15(d)-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1‡	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q/A, included in the Exhibit 101 Inline XBRL Document Set					X
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